Form 10-K
period 1998-12-31
PLAINS ALL AMERICAN PIPELINE LP
filed 1999-03-31
CIK 1070423

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                         ______________________________

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to _____________

                       Commission file number:  1-14569
                      PLAINS ALL AMERICAN PIPELINE, L.P.
            (Exact name of registrant as specified in its charter)

             Delaware                                     76-0582150
  (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                    Identification Number)

            500 Dallas
           Houston, Texas                                   77002
(Address of principal executive offices)                 (Zip Code)

      Registrant's telephone number, including area code:  (713) 654-1414

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class:            Name of each exchange on which registered:
     Common Units                    New York  Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

Yes   [x]      No     [_]

The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $223,207,250 on March 22, 1999 based on $17.125 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on such date).

At March 22, 1999, there were outstanding 20,059,239 Common Units and 10,029,619 Subordinated Units.

DOCUMENTS INCORPORATED BY REFERENCE: None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

--------------------------------------------------------------------------------

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                         1998 FORM 10-K ANNUAL REPORT
                               Table of Contents


                                                                                                                    Page
                                                        Part I
Items 1. and 2.     Business and Properties                                                                            3
Item 3.             Legal Proceedings                                                                                 20
Item 4.             Submission of Matters to a Vote of Security Holders                                               20

                                                       Part II
Item 5.             Market for Registrant's Common Units and Related Unitholder Matters                               20
Item 6.             Selected Financial Data                                                                           21
Item 7.             Management's Discussion and Analysis of Financial Condition and Results of Operations             23
Item 7a.            Quantitative and Qualitative - Disclosures About Market Risks                                     30
Item 8.             Financial Statements and Supplementary Data                                                       31
Item 9.             Changes in and Disagreements with Accountants on Accounting and Financial Disclosure              31

                                                       Part III
Item 10.            Directors and Executive Officers of the General Partner                                           32
Item 11.            Executive Compensation                                                                            33
Item 12.            Security Ownership of Certain Beneficial Owners and Management                                    36
Item 13.            Certain Relationships and Related Transactions                                                    36

                                                       Part IV
Item 14.            Exhibits, Financial Statement Schedules and Reports on Form 8-K                                   37


                           FORWARD-LOOKING STATEMENTS

     This Annual Report on Form 10-K contains forward-looking statements and information that are based on the beliefs of Plains All American Pipeline, L.P. and its general partner, as well as assumptions made by, and information currently available to, the partnership and the general partner. All statements, other than statements of historical fact, included in this Report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate," "believe," "estimate," "expect," "plan," "intend" and "forecast" and similar expressions and statements regarding the partnership's business strategy, plans and objectives of management of the partnership for future operations. Such statements reflect the current views of the partnership and the general partner with respect to future events, based on what they believe are reasonable assumptions. These statements, however, are subject to certain risks, uncertainties and assumptions, including, but not limited to (i) the availability of adequate supplies of and demand for crude oil in the areas in which the partnership operates, (ii) the impact of crude oil price fluctuations, (iii) the effects of competition, (iv) the success of the partnership=s risk management activities, (v) the availability (or lack thereof) of acquisition or combination opportunities, (vi) the impact of current and future laws and governmental regulations, (vii) environmental liabilities that are not covered by an indemnity or insurance, (viii) general economic, market or business conditions and (ix) uncertainties inherent in the Year 2000 Issue. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. Except as required by applicable securities laws, the partnership does not intend to update these forward-looking statements and information.

                                     PART I

Items 1. and 2.   BUSINESS AND PROPERTIES

General

     Plains All American Pipeline, L.P. ("PAA") and its operating partnerships, Plains Marketing, L.P. ("Marketing") and All American Pipeline, L.P. ("AAPL") (PAA, Marketing and AAPL collectively the "Partnership") were formed in late 1998 to acquire and operate the midstream crude oil business and assets of certain wholly owned subsidiaries ("Plains Midstream Subsidiaries" or "Predecessor") of Plains Resources Inc. ("Plains Resources"). All 1998 operating data included herein includes the results of the Partnership and the Predecessor. Plains All American Inc. (the "General Partner"), a wholly owned subsidiary of Plains Resources, is the general partner of the Partnership and the Partnership. The Partnership is engaged in interstate and intrastate crude oil pipeline transportation and crude oil terminalling and storage activities and gathering and marketing activities. The Partnership's operations are concentrated in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

     The Partnership owns and operates the All American Pipeline, a 1,233-mile seasonally heated, 30-inch, common carrier crude oil pipeline extending from California to West Texas, and the SJV Gathering System, a 45-mile, 16-inch, crude oil gathering system in the San Joaquin Valley of California, both of which the General Partner purchased from Wingfoot Ventures Seven, Inc. ("Wingfoot"), a wholly owned subsidiary of The Goodyear Tire & Rubber Company ("Goodyear"), in July 1998 for approximately $400 million (the "Acquisition"). The All American Pipeline is one of the newest interstate crude oil pipelines in the United States, having been constructed by Goodyear between 1985 and 1987 at a cost of approximately $1.6 billion, and is the largest capacity crude oil pipeline connecting California and Texas, with a design capacity of 300,000 barrels per day of heavy crude oil. In West Texas, the All American Pipeline interconnects with other crude oil pipelines that serve the Gulf Coast and Cushing, Oklahoma, the largest crude oil trading hub in the United States (the "Cushing Interchange") and the designated delivery point for New York Mercantile Exchange ("NYMEX") crude oil futures contracts.

     Production currently transported on the All American Pipeline originates from the Santa Ynez field operated by Exxon and the Point Arguello field operated by Chevron, both offshore California, and from the San Joaquin Valley. Exxon and Chevron, as well as Texaco and Sun Operating L.P., which are other working interest owners, are contractually obligated to ship all of their production from these offshore fields on the All American Pipeline through August 2007. The SJV Gathering System is used primarily to transport crude oil from fields in the San Joaquin Valley to the All American Pipeline and to intrastate pipelines owned by third parties. The capacity of the SJV Gathering System is approximately 140,000 barrels per day. In addition to transporting third-party volumes for a tariff, the Partnership is engaged in merchant activities designed to capture price differentials between the cost to purchase and transport crude oil to a sales point and the price received for such crude oil at the sales point.

     At the Cushing Interchange, the Partnership owns and operates a two million barrel, above-ground crude oil terminalling and storage facility that has an estimated daily throughput capacity of approximately 800,000 barrels per day (the "Cushing Terminal"). The Cushing Terminal was completed in 1993, making it the most modern facility in the area, and includes state-of-the-art design features. The Partnership has initiated an expansion project that will add one million barrels of storage capacity at an aggregate cost of approximately $10 million. The expansion project is expected to be completed in the second quarter of 1999. Upon completion of the expansion project, management believes the Cushing Terminal will be the third largest facility at the Cushing Interchange (and the largest not owned by a major oil company) with an estimated 12% of that area's storage capacity. The Partnership also owns 586,000 barrels of tank capacity along the SJV Gathering System, 955,000 barrels of tank capacity along the All American Pipeline and 360,000 barrels of tank capacity at Ingleside, Texas on the Gulf Coast (the "Ingleside Terminal").

     The Partnership's terminalling and storage operations generate revenue from the Cushing Terminal through a combination of storage and throughput fees from
(i) refiners and gatherers seeking to segregate or custom blend crude oil for refining feedstocks, (ii) pipelines, refiners and traders requiring segregated tankage for foreign crude oil, (iii) traders who make or take delivery under NYMEX contracts and (iv) producers seeking to increase their marketing alternatives. The Cushing Terminal and the Partnership's other storage facilities also facilitate the Partnership's merchant activities by enabling the Partnership to buy and store crude oil when the price of crude oil in a given month is less than the price of crude oil in a subsequent month (a "contango" market) and to simultaneously sell crude oil futures contracts for delivery of the crude oil in such subsequent month at the higher futures price, thereby locking in a profit.

     The Partnership's gathering and marketing operations include the purchase of crude oil at the wellhead and the bulk purchase of crude oil at pipeline and terminal facilities, the transportation of crude oil on trucks, barges or pipelines, and the subsequent resale or exchange of crude oil at various points along the crude oil distribution chain. The crude oil distribution chain extends from the wellhead where crude oil moves by truck and gathering systems to terminal and pipeline injection stations and major pipelines and is transported to major crude oil trading locations for ultimate consumption by refineries. In many cases, the Partnership matches supply and demand needs by performing a merchant function--generating gathering and marketing margins by buying crude oil at competitive prices, efficiently transporting or exchanging the crude oil along the distribution chain and marketing the crude oil to refineries or other customers. When there is a higher demand than supply of crude oil in the near term, the price of crude oil in a given month exceeds the price of crude oil in a subsequent month (a "backward" market). A backward market has a positive impact on marketing margins because crude oil gatherers can capture a premium for prompt deliveries. As premiums are paid for prompt deliveries, storage opportunities are generally not profitable.

     For the year ended December 31, 1998, the Partnership's pro forma gross margin, earnings before interest expense, income taxes, depreciation and amortization ("EBITDA") and net income totaled $74.1 million, $68.2 million and $43.9 million, respectively. On a pro forma basis, the All American Pipeline and the SJV Gathering System accounted for approximately 69% of the Partnership's gross margin for the year ended December 31, 1998, while the terminalling and storage activities and gathering and marketing activities accounted for approximately 31%. See Item 6, "Selected Financial and Operating Data".

Initial Public Offering and Concurrent Transactions

     On November 23, 1998, the Partnership completed an initial public offering (the "IPO") of 13,085,000 common units representing limited partner interests (the "Common Units") and received therefrom net proceeds of approximately $244.7 million. Concurrently with the closing of the IPO, certain transactions described in the following paragraphs were consummated in connection with the formation of the Partnership and the Partnership. Such transactions and the transactions which occurred in conjunction with the IPO are referred to in this report as the "Transactions."

     Certain of the Plains Midstream Subsidiaries were merged into Plains Resources, which sold the assets of these subsidiaries to the Partnership in exchange for $64.1 million and the assumption of $11.0 million of related indebtedness. At the same time, the General Partner conveyed all of its interest in the All American Pipeline and the SJV Gathering System to the Partnership in exchange for (i) 6,974,239 Common Units, 10,029,619 Subordinated Units and an aggregate 2% general partner interest in the Partnership, (ii) the right to receive Incentive Distributions as defined in the Partnership Agreement; and
(iii) the assumption by the Partnership of $175 million of indebtedness incurred by the General Partner in connection with the acquisition of the All American Pipeline and the SJV Gathering System.

     In addition to the $64.1 million paid to Plains Resources, the Partnership distributed approximately $177.6 million to the General Partner and used approximately $3 million of the remaining proceeds to pay expenses incurred in connection with the Transactions. The General Partner used $121.0 million of the cash distributed to it to retire the remaining indebtedness incurred in connection with the acquisition of the All American Pipeline and the SJV Gathering System and to pay certain other costs associated with the Transactions for the Partnership. The balance, $56.6 million, was distributed to Plains Resources, which used the cash to repay indebtedness and for other general corporate purposes.

     In addition, concurrently with the closing of the IPO, the Partnership entered into a $225 million bank credit agreement (the "Bank Credit Agreement") that includes a $175 million term loan facility (the "Term Loan Facility") and a $50 million revolving credit facility (the "Revolving Credit Facility"). The Partnership may borrow up to $50 million under the Revolving Credit Facility for acquisitions, capital improvements, working capital and general business purposes. At closing, the Partnership had $175 million outstanding under the Term Loan Facility, representing indebtedness assumed from the General Partner.

     The following chart depicts the organization and ownership of PAA, Marketing and AAPL after giving effect to the consummation of the Transactions, including the sale of the Common Units sold in the IPO. The percentages reflected in the organization chart represent the approximate ownership interest in each of PAA, Marketing and AAPL individually and not on an aggregate basis. The effective aggregate ownership percentages at the top of the chart reflect the ownership interest of the Unitholders in the Partnership, Marketing and AAPL on a combined basis. The 2% ownership of the General Partner reflects the approximate effective ownership interest of the General Partner in the Partnership, Marketing and AAPL on a combined basis.

                             [CHART APPEARS HERE]

Market Overview

     The Department of Energy segregates the United States into five Petroleum Administration Defense Districts ("PADDs") to gather information relating to crude oil supply to key refining areas in the event of a national emergency. The oil industry utilizes these districts in reporting statistics regarding crude oil supply and demand. The All American Pipeline serves, directly or through connecting lines, PADD V, which consists of seven western states, including Alaska and Hawaii, PADD II, which consists of 15 states in the Midwest, and PADD III, which consists of six states located in the South, principally bordering the Gulf of Mexico. The table below sets forth supply, demand and shortfall information for each PADD for 1998 and is derived from information published by the Energy Information Administration.


                                             Refinery  Regional  Supply
Petroleum Administration Defense District     Demand    Supply  Shortfall
-----------------------------------------    --------  -------- ---------
                                            (thousands of barrels per day)
PADD I (East Coast)                            1,600        --     1,600
PADD II (Midwest)                              3,300       500     2,800
PADD III (South)                               6,900     3,300     3,600
PADD IV (Rockies)                                500       300       200
PADD V (West Coast)                            2,500     2,100       400
                                             --------  -------- ---------
  Total                                       14,800     6,200     8,600
                                             ========  ======== =========

     As reflected in the table above, only 15% of the total refinery demand for crude oil in PADD II can be supplied with crude oil produced in PADD II, with the remainder (approximately 2.8 million barrels per day) provided by intra-U.S. transfers of domestic crude oil production and imports from Canada and foreign sources. In the 15-year period ending December 31, 1998, production from PADD II has fallen approximately 52%, declining from approximately 1.1 million barrels per day in 1984 to approximately 523,000 barrels per day in 1998. Over this same time period, refinery demand for crude oil in this area has risen approximately 18%, increasing from approximately 2.8 million barrels per day in 1984 to approximately 3.3 million barrels per day in 1998. Accordingly, over the last 15 years PADD II's reliance on sources outside the region has increased by approximately 1.1 million barrels per day. Historically, PADD II refiners have relied on crude oil production from PADD V to meet a portion of their refinery input requirements.

     Within PADD V, the supply/demand trend is quite different. Despite significant population growth, PADD V refinery inputs (crude oil demand) have decreased from a high of approximately 2.6 million barrels per day in 1989 to an average of approximately 2.5 million barrels per day over the last five years. This net decrease in refinery inputs is primarily due to (i) a reduction in the number of operating refineries and (ii) an increase in the conversion capacity of California refineries (which represent approximately 70% of the total PADD V refinery inputs). Between 1985 and 1998, the number of operating California refineries has declined from 34 (at approximately 79% of total capacity) to 21 (at approximately 95% of total capacity). A portion of the capacity lost due to refinery closures has been met by higher capacity utilization at the continuing refineries. Meanwhile, these units have been upgrading facilities to produce legislatively-mandated cleaner-burning gasolines. As California refineries have become more efficient, producing greater volumes of higher value products such as gasoline from a lesser quantity of crude oil, overall refinery demand for crude oil in PADD V has decreased. Excluding Hawaii, which imports approximately 80,000 barrels per day of foreign crude oil, and taking into account geographically captive Canadian volumes which are transported to the Washington state area, PADD V supply currently exceeds demand. In 1997 and 1998, a number of large producers in California and Alaska announced multi-year capital programs designed to increase production in California and Alaska. Subsequently, several of these producers announced reductions in their 1999 capital spending programs in response to the record low oil prices experienced in late-1998 and early 1999, dampening the outlook for near term production growth. As a result, the Partnership is unable to determine the long-term effects the low oil price environment will have on California and Alaskan production volumes. However, because of its low cost structure and the demand for crude oil in PADD II, the Partnership believes the All American Pipeline will continue to be used to transport California crude oil to connections with pipelines in Texas that will deliver such crude oil to the Cushing Interchange in PADD II as well as the Gulf Coast areas in PADD III.

Pending Acquisition

     On March 17, 1999, the Partnership signed a definitive agreement with Marathon Ashland Petroleum LLC to acquire Scurlock Permian LLC and certain other pipeline assets. The cash purchase price for the acquisition is approximately $138 million, plus associated closing and financing costs. The purchase price is subject to adjustment at closing for working capital on April 1, 1999, the effective date of the acquisition. Closing of the transaction is subject to regulatory review and approval, consents from third parties, and customary due diligence. Subject to satisfaction of the foregoing conditions, the transaction is expected to close in the second quarter of 1999. The Partnership has received a financing commitment from one of its existing lenders, which in addition to other financial resources currently available to the Partnership, will provide the funds necessary to complete the transaction. The definitive agreement provides that if either party fails to perform its obligations thereunder through no fault of the other party, such defaulting party shall pay the nondefaulting party $7.5 million as liquidated damages.

     Scurlock Permian LLC, a wholly owned subsidiary of Marathon Ashland Petroleum LLC, is engaged in crude oil transportation, trading and marketing, operating in 14 states with more than 2,400 miles of active pipelines, numerous storage terminals and a fleet of more than 225 trucks. Its largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Howard, Martin, Midland, Regan, Upton and Irion Counties, Texas. The assets to be acquired also include approximately one million barrels of crude oil used for working inventory.

Crude Oil Pipeline Operations

  All American Pipeline

     The All American Pipeline is a common carrier crude oil pipeline system that transports crude oil produced from fields offshore and onshore California to locations in California and West Texas pursuant to tariff rates regulated by the Federal Energy Regulatory Commission ("FERC"). As a common carrier, the All American Pipeline offers transportation services to any shipper of crude oil, provided that the crude oil tendered for transportation satisfies the conditions and specifications contained in the applicable tariff. The All American Pipeline transports crude oil for third parties as well as for the Partnership.

     The All American Pipeline is comprised of a heated pipeline system which extends approximately 10 miles from Exxon's onshore facilities at Las Flores on the California coast to Chevron's onshore facilities at Gaviota, California (24-inch diameter pipe) and continues from Gaviota approximately 1,223 miles through Arizona and New Mexico to West Texas (30-inch diameter pipe) where it interconnects with other pipelines. These interconnecting common carrier pipelines transport crude oil to the refineries located along the Gulf Coast and to the Cushing Interchange. At the Cushing Interchange, these pipelines connect with other pipelines that deliver crude oil to Midwest refiners. The All American Pipeline also includes various pumping and heating stations, as well as approximately one million barrels of crude oil storage tank capacity, to facilitate the transportation of crude oil. The tank capacity is located at stations in Sisquoc, Pentland and Cadiz, California, and at the station in Wink, Texas. The Partnership owns approximately 5.0 million barrels of crude oil that is used to maintain the All American Pipeline's linefill requirements.

     The All American Pipeline has a designed throughput capacity of 300,000 barrels per day of heavy crude oil and larger volumes of lighter crude oils. As currently configured, the pipeline's daily throughput capacity is approximately 216,000 barrels of heavy oil. In order to achieve designed capacity, certain nominal capital expenditures would be required. The All American Pipeline is operated from a control room in Bakersfield, California with a supervisory control and data acquisition ("SCADA") computer system designed to continuously monitor quantities of crude oil injected in and delivered through the All American Pipeline as well as pressure and temperature variations. This technology also allows for the batching of several different types of crude oil with varying gravities. The SCADA system is designed to enhance leak detection capabilities and provides for remote-controlled shut-down at every pump station on the All American Pipeline. Pumping stations are linked by telephone and microwave communication systems for remote-control operation of the All American Pipeline which allows most of the pump stations to operate without full time site personnel.

     The Partnership performs scheduled maintenance on the pipeline and makes repairs and replacements when necessary or appropriate. As one of the most recently constructed major crude oil pipeline systems in the United States, the All American Pipeline requires a relatively low level of maintenance capital expenditures. The Partnership attempts to control corrosion of the pipeline through the use of corrosion inhibiting chemicals injected into the crude stream, external pipe coatings and an anode bed based cathodic protection system. The Partnership monitors the structural integrity of the All American Pipeline through a program of periodic internal inspections using electronic "smart pig" instruments. The Partnership conducts a weekly aerial surveillance of the entire pipeline and right-of-way to monitor activities or encroachments on rights-of-way. Maintenance facilities containing equipment for pipe repair, digging and light equipment maintenance are strategically located along the pipeline. The Partnership believes that the All American Pipeline has been constructed and is maintained in all material respects in accordance with applicable federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry standards of practice.

  System Supply

     The All American Pipeline transports several different types of crude oil, including (i) Outer Continental Shelf ("OCS") crude oil received at the onshore facilities of the Santa Ynez field at Las Flores, California and the onshore facilities of the Point Arguello field located at Gaviota, California, (ii) Elk Hills crude oil, received at Pentland, California from a connection with the SJV

Gathering System and (iii) various crude oil blends received at Pentland from the SJV Gathering System, including West Coast Heavy and Mojave Blend.

     OCS Supply. Exxon, which owns all of the Santa Ynez production, and Chevron, Texaco and Sun Operating L.P., which own approximately one-half of the Point Arguello production, have entered into transportation agreements committing to transport all of their production from these fields on the All American Pipeline. These agreements, which expire in August 2007, provide for a minimum tariff with annual escalations. At December 31, 1998, the tariffs averaged $1.41 per barrel for deliveries to connecting pipelines in California and $2.96 per barrel for deliveries to connecting pipelines in West Texas. The agreements do not require these owners to transport a minimum volume. The producers from the Point Arguello field who do not have contracts with the Partnership have no other means of transporting their production and, therefore, ship their volumes on the All American Pipeline at the posted tariffs. During 1998, approximately $33.6 million, or 45%, of the Partnership's pro forma gross margin was attributable to volumes received from the Santa Ynez field and approximately $12.9 million, or 17%, was attributable to volumes received from the Point Arguello field. Transportation of volumes from the Point Arguello field on the All American Pipeline commenced in 1991 and from the Santa Ynez field in 1994. The table below sets forth the historical volumes received from both of these fields.

                                                           Year Ended December 31,
                                       ---------------------------------------------------------------
                                         1998   1997    1996    1995    1994    1993    1992    1991
                                       ------  ------  ------  ------  ------  ------  ------  -------
                                                           (barrels in thousands)

Average daily volumes received from:
  Point Arguello (at Gaviota)            26      30      41      60      73      63      47      29
  Santa Ynez (at Las Flores)             68      85      95      92      34      --      --      --
                                       ------  ------  ------  ------  ------  ------  ------  -------
    Total                                94     115     136     152     107      63      47      29
                                       ======  ======  ======  ======  ======  ======  ======  =======

     Absent operational or economic disruptions, the Partnership anticipates that production from Point Arguello will continue to decline at percentage rates which approximate historical decline rates, but that average production received from the Santa Ynez field for 1999 will generally approximate 60,000 to 65,000 barrels per day. In connection with a proposed transfer of its ownership in Point Arguello to a private independent oil company, Chevron provided notice to the other working interest owners of its resignation as operator of the Point Arguello field. The Partnership is unable to determine at this time if the proposed transfer will occur or the consequences any such transfer or the absence of any such transfer will have on Point Arguello production and the resulting pipeline transportation volumes.

     According to information published by the Minerals Management Service ("MMS"), significant additional proved, undeveloped reserves have been identified offshore California which have the potential to be delivered on the All American Pipeline. Future volumes of crude oil deliveries on the All American Pipeline will depend on a number of factors that are beyond the Partnership's control, including (i) the economic feasibility of developing the reserves, (ii) the economic feasibility of connecting such reserves to the All American Pipeline and (iii) the ability of the owners of such reserves to obtain the necessary governmental approvals to develop such reserves. The owners of these reserves are currently participating in a study (California Offshore Oil and Gas Energy Resources, "COOGER") with various private organizations and regulatory agencies to determine the best sites to locate onshore facilities that will be required to handle and process potential production from these undeveloped fields as well as the best methods of controlling potential environmental dangers associated with offshore drilling and production. These owners have also agreed to suspend drilling on the undeveloped leases until the COOGER study is completed. The COOGER study is anticipated to be completed by June 30, 1999, at which time owners of these undeveloped reserves must submit their development plans to the MMS. There can be no assurance that the owners will develop such reserves, that the MMS will approve development plans or that future regulations or litigation will not prevent or retard their ultimate development and production. There also can be no assurance that, if such reserves were developed, a competing pipeline might not be built to transport the production. In addition, a June 12, 1998 Executive Order of the President of the United States extends until the year 2012 a statutory moratorium on new leasing of offshore California fields. Existing fields are authorized to continue production, but federal, state and local agencies may restrict permits and authorizations for their development, and may restrict new onshore facilities designed to serve offshore production of crude oil. San Luis Obispo and Santa Barbara counties have adopted zoning ordinances that prohibit development, construction, installation or expansion of any onshore support facility for offshore oil and gas activity in the area, unless approved by a majority of the votes cast by the voters of either county in an authorized election. Any such restrictions, should they be imposed, could adversely affect the future delivery of crude oil to the All American Pipeline.

     San Joaquin Valley Supply. In addition to OCS production, crude oil from fields in the San Joaquin Valley is delivered into the All American Pipeline at Pentland through connections with the SJV Gathering System and pipelines operated by EOTT, L.P. and ARCO. The San Joaquin Valley is one of the most prolific oil producing regions in the continental United States, producing approximately 591,000 barrels per day of crude oil during the first nine months of 1998 that accounted for approximately 65% of total California production and 11% of the total production in the lower 48 states. The following table reflects the historical production for the San Joaquin Valley as well as total California production (excluding OCS volumes) as reported by the California Division of Oil and Gas.


                                                                      Year Ended December 31,
                                       --------------------------------------------------------------------------------
                                        1998(1)   1997    1996    1995    1994    1993    1992    1991    1990    1989
                                       --------  ------  ------  ------  ------  ------  ------  ------  ------  ------
                                                                      (barrels in thousands)
Average daily volumes:
  San Joaquin Valley production           591     584      579     569     578     588     609     634    629     646
  Total California production
     (excluding OCS volumes)              780     781      772     764     784     803     835     875    879     907

--------------
(1)  Reflects information through September 1998.

     Drilling and exploitation activities have increased in the San Joaquin Valley over the last few years, primarily due to the change in ownership of several large fields and technological advances in horizontal drilling and steam assisted recovery methods that have improved the overall economics of field development and reductions in the operating costs of these fields. The near term outlook for any potential production increases has been adversely affected by the depressed price of oil and related reductions in capital spending plans announced by several California producers.

     Alaskan North Slope Supply. Historically, the All American Pipeline had also transported volumes of Alaskan North Slope crude oil. In 1996, the U.S. government repealed the export ban on crude oil produced from the Alaskan North Slope which had effectively prohibited the sale of Alaskan North Slope crude oil to sources outside the U.S. Prior to its repeal, this ban had the impact of increasing volumes of Alaskan crude oil delivered into the California market. Shipments of Alaskan North Slope crude oil on the All American Pipeline ceased in February 1997, shortly after the repeal of the export ban. In addition, ARCO sold the only pipeline that could bring Alaskan North Slope crude oil to the All American Pipeline. This pipeline will be converted to natural gas service thereby eliminating the physical capability to ship Alaskan North Slope crude oil on the All American Pipeline.

  System Demand

     Deliveries from the All American Pipeline are made to refineries within California, along the Gulf Coast or in the Midwest through connecting pipelines of other companies. Demand for crude oil shipped on the All American Pipeline in each of these markets is affected by numerous factors, including refinery utilization and crude oil slate requirements, regional crude oil production, foreign imports, intra-U.S. transfers of crude oil and the price differential (net of transportation cost) between the California and Midwest markets.

     Deliveries are made to California refineries through connections with third-party pipelines at Sisquoc, Pentland and Mojave. The deliveries at Sisquoc and Pentland are OCS crude oil while the deliveries at Mojave are primarily Mojave Blend. Crude oil transported to West Texas is primarily West Coast Heavy and is delivered to third-party pipelines at Wink and McCamey, Texas. At Wink, West Coast Heavy crude is blended with Domestic Sweet Crude to increase the gravity (the blend is commonly referred to as West Coast Sour), permitting delivery into third party pipelines that can transport the crude to the Cushing Interchange. At McCamey, West Coast Heavy and OCS crude oil are delivered to a third-party pipeline that supplies refiners on the Gulf Coast.

     The following table sets forth All American Pipeline average deliveries per day within and outside California for each of the years in the five-year period ended December 31, 1998.

                                                Year Ended December 31,
                                      ---------------------------------------
                                        1998    1997    1996    1995    1994
                                      -------  ------  ------  ------  ------
                                                (barrels in thousands)
Average daily volumes delivered to:
  California
    Sisquoc                              24      21      17      11      21
    Pentland                             69      74      71      65      56
    Mojave                               22      32       6      --      --
                                      -------  ------  ------  ------  ------
      Total California                  115     127      94      76      77
    Texas                                59      68     113     141     108
                                      -------  ------  ------  ------  ------
      Total                             174     195     207     217     185
                                      =======  ======  ======  ======  ======

  SJV Gathering System

     The SJV Gathering System is a proprietary pipeline system that only transports crude oil purchased by the Partnership. As a proprietary pipeline, the SJV Gathering System is not subject to common carrier regulations and does not transport crude oil for third parties. The primary purpose of the pipeline is to gather crude oil from various sources in the San Joaquin Valley and to blend such crude oil along the pipeline system in order to deliver either West Coast Heavy or Mojave Blend into the All American Pipeline. Certain crude streams are segregated and delivered into either the All American Pipeline or to third party pipelines connected to the SJV Gathering System.

     The SJV Gathering System was constructed in 1987 with a design capacity of approximately 140,000 barrels per day. The system consists of a 16-inch pipeline that originates at the Belridge station and extends 45 miles south to a connection with the All American Pipeline at the Pentland station. The SJV Gathering System is connected to several fields, including the South Belridge, Elk Hills and Midway Sunset fields, three of the seven largest producing fields in the lower 48 states. The SJV Gathering System also includes approximately 586,000 barrels of tank capacity, which has historically been used to facilitate movements along the pipeline system.

     The SJV Gathering System is operated in conjunction with, and with the same SCADA system used in the operations of, the All American Pipeline. The Partnership also takes measures to protect the pipeline from corrosion and routinely inspects the pipeline using the same procedures and practices employed in the operation of the All American Pipeline. Like the All American Pipeline, the SJV Gathering System was constructed and is maintained in all material respects in accordance with applicable federal, state and local laws and regulations, standards recommended by the American Petroleum Institute and accepted industry standards of practice.

     The SJV Gathering System is supplied with the crude oil production primarily from major oil companies' equity production from the South Belridge, Cymeric, Midway Sunset and Elk Hills fields. The table below sets forth the historical volumes received into the SJV Gathering System.


                                                Year Ended December 31,
                                      ---------------------------------------
                                        1998    1997    1996    1995    1994
                                      -------  ------  ------  ------  ------
                                                (barrels in thousands)
    Total average daily volumes          85      91      67      50      54

     To increase utilization and margins relating to the SJV Gathering System, the Partnership has initiated a wellhead gathering, transportation and marketing program in the San Joaquin Valley. The new program is similar to a program to purchase crude oil from independent producers successfully implemented by the Plains Midstream Subsidiaries in Texas, Oklahoma, Kansas and Louisiana under which volumes increased from 1,300 barrels per day in 1990 to 88,000 barrels per day in 1998. The Partnership has committed resources to its new gathering program by hiring an additional lease buyer, activating an existing truck unloading station and arranging to make additional connections with other pipeline systems in the San Joaquin Valley, including access into the Pacific Pipeline. In addition, the Partnership has entered into an arrangement with various parties whereby the Partnership has reserved up to 40,000 barrels per day of capacity for movements into the Pacific Pipeline, and all crude oil sourced by one such party from the Midway Sunset field will be delivered by the Partnership into the Pacific Pipeline via the SJV Gathering System. Construction of the Pacific Pipeline, a pipeline system that will serve the LA Basin, was completed in early 1999. See "Competition."

Terminalling and Storage Activities and Gathering and Marketing Activities

  Terminalling and Storage

     The Cushing Terminal was constructed in 1993 to capitalize on the crude oil supply and demand imbalance in the Midwest caused by the continued decline of regional production supplies, increasing imports and an inadequate pipeline and terminal infrastructure. The Cushing Terminal is also used to support and enhance the margins associated with the Partnership's merchant activities relating to its lease gathering and bulk trading activities. The Ingleside Terminal was constructed in 1979 and purchased by the Plains Midstream Subsidiaries in 1996 to enhance its lease gathering activities in South Texas.

     The Cushing Terminal has a total storage capacity of two million barrels, comprised of fourteen 100,000 barrel tanks and four 150,000 barrel tanks used to store and terminal crude oil. The Cushing Terminal also includes a pipeline manifold and pumping system that has an estimated daily throughput capacity of approximately 800,000 barrels per day. The pipeline manifold and pumping system is designed to support up to ten million barrels of tank capacity. The Cushing Terminal is connected to the major pipelines and terminals in the Cushing Interchange through pipelines that range in size from 10 inches to 24 inches in diameter. A one million barrel expansion project to add four 250,000 barrel tanks is currently underway at the Cushing Terminal with completion targeted for the second quarter of 1999.

     The Cushing Terminal is a state-of-the-art facility designed to serve the needs of refiners in the Midwest. In order to service an expected increase in the volumes as well as the varieties of foreign and domestic crude oil projected to be transported through the Cushing Interchange, the Partnership incorporated certain attributes into the design of the Cushing Terminal including (i) multiple, smaller tanks to facilitate simultaneous handling of multiple crude varieties in accordance with normal pipeline batch sizes, (ii) dual header systems connecting each tank to the main manifold system to facilitate efficient switching between crude grades with minimal contamination, (iii) bottom drawn sump pumps that enable each tank to be efficiently drained down to minimal remaining volumes to minimize crude contamination and maintain crude integrity,
(iv) a mixer on each tank to facilitate blending crude grades to refinery specifications, and (v) a manifold and pump system that allows for receipts and deliveries with connecting carriers at their maximum operating capacity. As a result of incorporating these attributes into the design of the Cushing Terminal, the Partnership believes it is favorably positioned to serve the needs of Midwest refiners to handle increasing varieties of crude transported through the Cushing Interchange.

     The Cushing Terminal also incorporates numerous environmental and operational safeguards. The Partnership believes that its terminal is the only one at the Cushing Interchange for which each tank has a secondary liner (the equivalent of double bottoms), leak detection devices and secondary seals. The Cushing Terminal is the only terminal at the Cushing Interchange equipped with above ground pipelines. Like the All American Pipeline and the SJV Gathering System, the Cushing Terminal is operated by a SCADA system and each tank is cathodically protected. In addition, each tank is equipped with an audible and visual high level alarm system to prevent overflows; a floating roof that minimizes air emissions and prevents the possible accumulation of potentially flammable gases between fluid levels and the roof of the tank; and a foam line that, in the event of a fire, is connected to the automated fire water distribution system.

     The Cushing Interchange is the largest wet barrel trading hub in the U.S. and the delivery point for crude oil futures contracts traded on the NYMEX. The Cushing Terminal has been designated by the NYMEX as an approved delivery location for crude oil delivered under the NYMEX light sweet crude oil futures contract. As a NYMEX delivery point and a cash market hub, the Cushing Interchange serves as the primary source of refinery feedstock for the Midwest refiners and plays an integral role in establishing and maintaining markets for many varieties of foreign and domestic crude oil.

     The Ingleside Terminal was constructed in 1979 and purchased by the Plains Midstream Subsidiaries in 1996 to enhance its lease gathering activities in South Texas. The Ingleside Terminal is located near the Gulf Coast port of Corpus Christi, Texas. The Ingleside Terminal is comprised of 11 tanks ranging in size from a minimum of 15,000 barrels to a maximum of 50,000 barrels. Three of these tanks are heated, which allows for storage of heavier products. The terminal has access to the receipt of crude oil and refined petroleum products from trucks and barges. Likewise, the terminal can deliver crude oil and refined petroleum products to barges and trucks. The Partnership leases a barge dock approximately one mile from the Ingleside Terminal and is connected to the dock by four pipelines ranging in size from 8 inches to 12 inches in diameter. The dock lease can be extended in five-year intervals through 2021.

     The Partnership's terminalling and storage operations generate revenue through terminalling and storage fees paid by third parties as well as by utilizing the tankage in conjunction with its merchant activities. Storage fees are generated when the Partnership leases tank capacity to third parties. Terminalling fees, also referred to as throughput fees, are generated when the Partnership receives crude oil from one connecting pipeline (generally received in batch sizes of 25,000 to 400,000 barrels) and redelivers such crude oil to another connecting carrier in volumes that allow the refinery to receive its crude oil on a ratable basis throughout a delivery period (which is generally three to ten days). Both terminalling and storage fees are generally earned from
(i) refiners and gatherers that segregate or custom blend crudes for refining feedstocks, (ii) pipeline operators, refiners or traders that need segregated tankage for foreign cargoes, (iii) traders who make or take delivery under NYMEX contracts and (iv) producers and resellers that seek to increase their marketing alternatives. The tankage that is used to support the Partnership's arbitrage activities position the Partnership to capture margins in a contango market or when the market switches from contango to backwardation. The following table sets forth the daily throughput volumes for the Partnership's terminalling and storage operations, and quantity of tankage leased to third parties from 1994 through 1998.

                                                Year Ended December 31,
                                      ---------------------------------------
                                        1998    1997    1996    1995    1994
                                      -------  ------  ------  ------  ------
                                                (barrels in thousands)
Throughput volumes (average
 daily volumes):
    Cushing Terminal                      69      69      56      43      29
    Ingelside Terminal                    11       8       3      --      --
                                      -------  ------  ------  ------  ------
        Total                             80      77      59      43      29
                                      =======  ======  ======  ======  ======
Storeage leased to third parties
  (monthly average volumes):
    Cushing Terminal                     890     414     203     208     464
    Ingleside Terminal                   260     254     211      --      --
                                      -------  ------  ------  ------  ------
        Total                          1,150     668     414     208     464
                                      =======  ======  ======  ======  ======

     The Partnership has committed 1.5 million barrels of its capacity at the Cushing Terminal to storage arrangements with third parties through mid-1999.

  Gathering and Marketing Activities

     The Partnership's gathering and marketing activities are primarily conducted in Louisiana, Texas, Oklahoma and Kansas and include (i) purchasing crude oil from producers at the wellhead and in bulk from aggregators at major pipeline interconnects and trading locations, (ii) transporting such crude oil on its own proprietary gathering assets or assets owned and operated by third parties when necessary or cost effective, (iii) exchanging such crude oil for another grade of crude oil or at a different geographic location, as appropriate, in order to maximize margins or meet contract delivery requirements and (iv) marketing crude oil to refiners or other resellers. For the year ended December 31, 1998 the Partnership purchased approximately 88,000 barrels per day of crude oil directly at the wellhead. The Partnership purchases crude oil from producers under contracts that range in term from a thirty-day evergreen to two years. Gathering and marketing activities are characterized by large volumes of transactions with lower margins relative to pipeline and terminalling and storage operations.

     The following table shows the average daily volume of the Partnership's lease gathering and bulk purchases from 1995 through 1998.


                                                 Year Ended December 31,
                                          -----------------------------------
                                            1998        1997    1996    1995
                                          --------    -------  ------  ------
                                                 (barrels in thousands)
                Lease gathering              88          71      59      46
                Bulk purchases               95          49      32      10
                                          --------    -------  ------  ------
                  Total volumes             183         120      91      56
                                          ========    =======  ======  ======


     Crude Oil Purchases. In a typical producer's operation, crude oil flows from the wellhead to a separator where the petroleum gases are removed. After separation, the crude oil is treated to remove water, sand and other contaminants and is then moved into the producer's on-site storage tanks. When the tank is full, the producer contacts the Partnership's field personnel to purchase and transport the crude oil to market. The Partnership utilizes pipelines, trucks and barges owned and operated by third parties and the Partnership's truck fleet and gathering pipelines to transport the crude oil to market. The Partnership owns approximately 29 trucks, 30 tractor-trailers and 22 injection stations.

     Pursuant to a Crude Oil Marketing Agreement with Plains Resources (the "Crude Oil Marketing Agreement"), the Partnership is the exclusive marketer/purchaser for all of Plains Resources' equity crude oil production. The Crude Oil Marketing Agreement provides that the Partnership will purchase for resale at market prices all of Plains Resources' crude oil production for which it will charge a fee of $0.20 per barrel. This fee will be adjusted every three years based upon then existing market conditions. The Crude Oil Marketing Agreement will terminate upon a "change of control" of Plains Resources or the General Partner. On a pro forma basis, revenues generated under the Crude Oil Marketing Agreement for the year ended December 31, 1998 would have been approximately $1.5 million. For the year ended December 31, 1998, Plains Resources produced approximately 20,800 barrels per day which would be subject to the Crude Oil Marketing Agreement. Plains Resources owns an approximate 100% working interest in each of its fields.

     Bulk Purchases. In addition to purchasing crude oil at the wellhead from producers, the Partnership purchases crude oil in bulk at major pipeline terminal points. This production is transported from the wellhead to the pipeline by major oil companies, large independent producers or other gathering and marketing companies. The Partnership purchases crude oil in bulk when it believes additional opportunities exist to realize margins further downstream in the crude oil distribution chain. The opportunities to earn additional margins vary over time with changing market conditions. Accordingly, the margins associated with the Partnership's bulk purchases fluctuate from period to period. The Partnership's bulk purchasing activities are concentrated in California, Texas, Louisiana and at the Cushing Interchange.

     Crude Oil Sales. The marketing of crude oil is complex and requires detailed current knowledge of crude oil sources and end markets and a familiarity with a number of factors including grades of crude oil, individual refinery demand for specific grades of crude oil, area market price structures for the different grades of crude oil, location of customers, availability of transportation facilities and timing and costs (including storage) involved in delivering crude oil to the appropriate customer. The Partnership sells its crude oil to major integrated oil companies and independent refiners in various types of sale and exchange transactions, generally at market-responsive prices for terms ranging from one month to three years.

     As the Partnership purchases crude oil, it establishes a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX. Through these transactions, the Partnership seeks to maintain a position that is substantially balanced between crude oil purchases and sales and future delivery obligations. The Partnership from time to time enters into fixed price delivery contracts, floating price collar arrangements, financial swaps and oil futures contracts as hedging devices. To ensure a fixed price for future production, the Partnership may sell a futures contract and thereafter either (i) make physical delivery of its crude oil to comply with such contract or (ii) buy a matching futures contract to unwind its futures position and sell its crude oil to a customer. The Partnership's policy is generally to purchase only crude oil for which it has a market and to structure its sales contracts so that crude oil price fluctuations do not materially affect the gross margin which it receives. The Partnership does not acquire and hold crude oil, futures contracts or other derivative products for the purpose of speculating on crude oil price changes that might expose the Partnership to indeterminable losses.

     Risk management strategies, including those involving price hedges using NYMEX futures contracts, have become increasingly important in creating and maintaining margins. Such hedging techniques require significant resources dedicated to managing futures positions. The Partnership's management monitors crude oil volumes, grades, locations and delivery schedules and coordinates marketing and exchange opportunities, as well as NYMEX hedging positions. This coordination ensures that the Partnership's NYMEX hedging activities are successfully implemented.

     Crude Oil Exchanges. The Partnership pursues exchange opportunities to enhance margins throughout the gathering and marketing process. When opportunities arise to increase its margin or to acquire a grade of crude oil that more nearly matches its delivery requirement or the preferences of its refinery customers, the Partnership exchanges physical crude oil with third parties. These exchanges are effected through contracts called exchange or buy-sell agreements. Through an exchange agreement, the Partnership agrees to buy crude oil that differs in terms of geographic location, grade of crude oil or delivery schedule from crude oil it has available for sale. Generally, the Partnership enters into exchanges to acquire crude oil at locations that are closer to its end markets, thereby reducing transportation costs and increasing its margin. The Partnership also exchanges its crude oil to be delivered at an earlier or later date, if the exchange is expected to result in a higher margin net of storage costs, and enters into exchanges based on the grade of crude oil (which includes such factors as sulfur content and specific gravity) in order to meet the quality specifications of its delivery contracts.

     Producer Services. Crude oil purchasers who buy from producers compete on the basis of competitive prices and highly responsive services. The Partnership believes that its ability to offer high-quality field and administrative services to producers is a key factor in maintaining volumes of purchased crude oil and obtaining new volumes. High-quality field services include efficient gathering capabilities, availability of trucks, willingness to construct gathering pipelines where economically justified, timely pickup of crude oil from tank batteries at the lease or production point, accurate measurement of crude oil volumes received, avoidance of spills and effective management of pipeline deliveries. Accounting and other administrative services include securing division orders (statements from interest owners affirming the division of ownership in crude oil purchased by the Partnership), providing statements of the crude oil purchased each month, disbursing production proceeds to interest owners and calculation and payment of ad valorem and production taxes on behalf of interest owners. In order to compete effectively, the Partnership must maintain records of title and division order interests in an accurate and timely manner for purposes of making prompt and correct payment of crude oil production proceeds, together with the correct payment of all severance and production taxes associated with such proceeds.

     Credit. The Partnership's merchant activities involve the purchase of crude oil for resale and require significant extensions of credit by the Partnership's suppliers of crude oil. In order to assure the Partnership's ability to perform its obligations under crude purchase agreements, various credit arrangements are negotiated with the Partnership's crude oil suppliers. Such arrangements include open lines of credit directly with the Partnership and standby letters of credit issued under the Letter of Credit Facility. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Liquidity and Financial Condition."

     When the Partnership markets crude oil, it must determine the amount, if any, of the line of credit to be extended to any given customer. If the Partnership determines that a customer should receive a credit line, it must then decide on the amount of credit that should be extended. Since typical Partnership sales transactions can involve tens of thousands of barrels of crude oil, the risk of nonpayment and nonperformance by customers is a major consideration in the Partnership's business. The Partnership believes its sales are made to creditworthy entities or entities with adequate credit support.

     Credit review and analysis are also integral to the Partnership's leasehold purchases. Payment for all or substantially all of the monthly leasehold production is sometimes made to the operator of the lease. The operator, in turn, is responsible for the correct payment and distribution of such production proceeds to the proper parties. In these situations, the Partnership must determine whether the operator has sufficient financial resources to make such payments and distributions and to indemnify and defend the Partnership in the event any third party should bring a protest, action or complaint in connection with the ultimate distribution of production proceeds by the operator.

Operating Activities

     The following table presents certain information with respect to the Predecessor's and the Partnership's pipeline activities and its terminalling and storage and gathering and marketing activities during the year ended December 31, 1998.

                                     November 23,       January 1,
                                        1998              1998
                                      Through           Through       Combined
                                     December 31,      November 22,     Total
                                        1998              1998          1998
                                     -------------    -------------   --------
                                                      (Predecessor)
                                                      (in thousands)
Sales to unaffiliated customers:
  Pipeline                             $ 56,118         $221,305       $277,423
  Terminalling and storage and
   gathering and marketing              122,785          755,496        878,281
Operating profits:
  Pipeline(1)                          $  3,546         $ 13,222       $ 16,768
  Terminalling and storage and
   gathering and marketing                3,953           17,759         21,712
Identifiable assets:
  Pipeline                                  N/A              N/A       $472,144
  Terminalling and storage and
   gathering and marketing                  N/A              N/A        138,064

----------------
(1) Consists primarily of pipeline tariff and margin revenues less pipeline margin purchases and operating costs.
(2) Consists primarily of crude oil sales and terminalling and storage revenues less crude oil purchases and operating costs.

Customers

     Sempra Energy Trading Corporation and Koch Oil Company accounted for 30% and 17%, respectively, of the Partnership's 1998 revenues. No other individual customer accounted for greater than 10% of the Partnership's revenue.

Competition

     The All American Pipeline encounters competition from foreign oil imports and other pipelines that serve the California market and the refining centers in the Midwest and on the Gulf Coast.

     Construction of the Pacific Pipeline, a competing crude oil pipeline system connecting the San Joaquin Valley to refinery markets in the Los Angeles Basin was completed in March 1999. A substantial portion of the shipments expected to be transported on the Pacific Pipeline will be redirected from barge and train service. However, the Partnership expects that certain volumes currently transported on the All American Pipeline may be redirected to Los Angeles on such pipeline.

     Competition among common carrier pipelines is based primarily on transportation charges, access to producing areas and demand for the crude oil by end users. The Partnership believes that high capital requirements, environmental considerations and the difficulty in acquiring rights of way and related permits make it unlikely that a competing pipeline system comparable in size and scope to the All American Pipeline will be built in the foreseeable future.

     The Partnership faces intense competition in its terminalling and storage activities and gathering and marketing activities. Its competitors include other crude oil pipelines, the major integrated oil companies, their marketing affiliates and independent gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Some of these competitors have capital resources many times greater than the Partnership's and control substantially greater supplies of crude oil.

Regulation

     The Partnership's operations are subject to extensive regulation. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil industry increases the Partnership's cost of doing business and, consequently, affects its profitability. However, the Partnership does not believe that it is affected in a significantly different manner by these regulations than its competitors. Due to the myriad and complex federal and state statutes and regulations which may affect the Partnership, directly or indirectly, the following discussion of certain statutes and regulations should not be relied upon as an exhaustive review of all regulatory considerations affecting the Partnership's operations.

  Pipeline Regulation

     The Partnership's pipelines are subject to regulation by the Department of Transportation ("DOT") under the Hazardous Liquids Pipeline Safety Act of
1979, as amended ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA requires the Partnership and other pipeline operators to comply with regulations issued pursuant to HLPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

     The Pipeline Safety Act of 1992 (the "Pipeline Safety Act") amends the HLPSA in several important respects. It requires the Research and Special Programs Administration ("RSPA") of DOT to consider environmental impacts, as well as its traditional public safety mandate, when developing pipeline safety regulations. In addition, the Pipeline Safety Act mandates the establishment by DOT of pipeline operator qualification rules requiring minimum training requirements for operators, and requires that pipeline operators provide maps and records to RSPA. It also authorizes RSPA to require that pipelines be modified to accommodate internal inspection devices, to mandate the installation of emergency flow restricting devices for pipelines in populated or sensitive areas and to order other changes to the operation and maintenance of petroleum pipelines. The Partnership believes that its pipeline operations are in substantial compliance with applicable HLPSA and Pipeline Safety Act requirements. Nevertheless, significant expenses could be incurred in the future if additional safety measures are required or if safety standards are raised and exceed the current pipeline control system capabilities.

     States are largely preempted by federal law from regulating pipeline safety but may assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety. The Partnership does not anticipate any significant problems in complying with applicable state laws and regulations in those states in which it operates.

  Transportation and Sale of Crude Oil

     In October 1992 Congress passed the Energy Policy Act of 1992 ("Energy Policy Act"). The Energy Policy Act deemed petroleum pipeline rates in effect for the 365-day period ending on the date of enactment of the Energy Policy Act or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be just and reasonable under the Interstate Commerce Act. The Energy Policy Act also provides that complaints against such rates may only be filed under the following limited circumstances: (i) a substantial change has occurred since enactment in either the economic circumstances or the nature of the services which were a basis for the rate; (ii) the complainant was contractually barred from challenging the rate prior to enactment; or (iii) a provision of the tariff is unduly discriminatory or preferential.

     The Energy Policy Act further required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for petroleum pipelines, and to streamline procedures in petroleum pipeline proceedings. On October 22, 1993, the FERC responded to the Energy Policy Act directive by issuing Order No. 561, which adopts a new indexing rate methodology for petroleum pipelines. Under the new regulations, which were effective January 1, 1995, petroleum pipelines are able to change their rates within prescribed ceiling levels that are tied to the Producer Price Index for Finished Goods, minus one percent. Rate increases made pursuant to the index will be subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. The new indexing methodology can be applied to any existing rate, even if the rate is under investigation. If such rate is subsequently adjusted, the ceiling level established under the index must be likewise adjusted.

     In Order No. 561, the FERC said that as a general rule pipelines must utilize the indexing methodology to change their rates. The FERC indicated, however, that it was retaining cost-of-service ratemaking, market-based rates, and settlements as alternatives to the indexing approach. A pipeline can follow a cost-of-service approach when seeking to increase its rates above index levels for uncontrollable circumstances. A pipeline can seek to charge market-based rates if it can establish that it lacks market power. In addition, a pipeline can establish rates pursuant to settlement if agreed upon by all current shippers. Initial rates for new services can be established through a cost-of-service proceeding or through an uncontested agreement between the pipeline and at least one shipper not affiliated with the pipeline.

     On May 10, 1996, the Court of Appeals for the District of Columbia Circuit affirmed Order No. 561. The Court held that by establishing a general indexing methodology along with limited exceptions to indexed rates, FERC had reasonably balanced its dual responsibilities of ensuring just and reasonable rates and streamlining ratemaking through generally applicable procedures.

     In a recent proceeding involving Lakehead Pipe Line Company, Limited Partnership (Opinion No. 397), FERC concluded that there should not be a corporate income tax allowance built into a petroleum pipeline's rates to reflect income attributable to noncorporate partners since noncorporate partners, unlike corporate partners, do not pay a corporate income tax. This result comports with the principle that, although a regulated entity is entitled to an allowance to cover its incurred costs, including income taxes, there should not be an element included in the cost of service to cover costs not incurred. Opinion No. 397 was affirmed on rehearing in May 1996. Appeals of the Lakehead opinions were taken, but the parties to the Lakehead proceeding subsequently settled the case, with the result that appellate review of the tax and other issues never took place.

     There is also pending at the FERC a proceeding involving another publicly traded limited partnership engaged in the common carrier transportation of crude oil (the "Santa Fe Proceeding") in which the FERC could further limit its current position related to the tax allowance permitted in the rates of publicly traded partnerships, as well as possibly alter the FERC's current application of the FERC oil pipeline ratemaking methodology. On September 25, 1997, the administrative law judge in the Santa Fe Proceeding issued an initial decision addressing various aspects of the tax allowance issue as it affects publicly traded partnerships, as well as various technical issues involving the application of the FERC oil pipeline ratemaking methodology. The administrative law judge's initial decision in the Santa Fe Proceeding is currently pending review by the FERC. In such review, it is possible that the FERC could alter its current rulings on the tax allowance issue or on the application of the FERC oil pipeline ratemaking methodology.

     The FERC generally has not investigated rates, such as those currently charged by the Partnership, which have been mutually agreed to by the pipeline and the shippers or which are significantly below cost of service rates that might otherwise be justified by the pipeline under the FERC's cost-based ratemaking methods. Substantially all of the Partnership's gross margins on transportation are produced by rates that are either grandfathered or set by agreement of the parties. The rates for substantially all of the crude oil transported from California to West Texas are grandfathered and not subject to decreases through the application of indexing. These rates have not been decreased through application of the indexing method. Rates for OCS crude are set by transportation agreements with shippers that do not expire until 2007 and provide for a minimum tariff with annual escalation. The FERC has twice approved the agreed OCS rates, although application of the PPFIG-1 index method would have required their reduction. When these OCS agreements expire in 2007, they will be subject to renegotiation or to any of the other methods for establishing rates under Order No. 561. As a result, the Partnership believes that the rates now in effect can be sustained, although no assurance can be given that the rates currently charged by the Partnership would ultimately be upheld if challenged. In addition, the Partnership does not believe that an adverse determination on the tax allowance issue in the Santa Fe Proceeding would have a detrimental impact upon the current rates charged by the Partnership.

  Trucking Regulation

     The Partnership operates a fleet of trucks to transport crude oil as a private carrier. As a private carrier, the Partnership is subject to certain motor carrier safety regulations issued by the DOT. The trucking regulations cover, among other things, driver operations, keeping of log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment, and many other aspects of truck operations. The Partnership is also subject to OSHA with respect to its trucking operations.

Environmental Regulation

  General

     Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect the Partnership's operations and costs. In particular, the Partnership's activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and its use of facilities for treating, processing or otherwise handling hydrocarbons and wastes therefrom are subject to stringent environmental regulation. As with the industry generally, compliance with existing and anticipated regulations increases the Partnership's overall cost of business. Such areas affected include capital costs to construct, maintain and upgrade equipment and facilities. While these regulations affect the Partnership's capital expenditures and earnings, the Partnership believes that such regulations do not affect its competitive position in that the operations of its competitors that comply with such regulations are similarly affected. Environmental regulations have historically been subject to frequent change by regulatory authorities, and the Partnership is unable to predict the ongoing cost to it of complying with these laws and regulations or the future impact of such regulations on its operation. Violation of federal or state environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of hydrocarbons or hazardous substances into the environment could, to the extent such event is not insured, subject the Partnership to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for personal injury and property damage.

  Water

     The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 ("FWPCA") and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, in certain environmentally sensitive areas, along shorelines or in the exclusive economic zone of the U.S. In the event of an oil spill into such waters, substantial liabilities could be imposed upon the Partnership. States in which the Partnership operates have also enacted similar laws. Regulations are currently being developed under OPA and state laws that may also impose additional regulatory burdens on the Partnership.

     The FWPCA imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. Permits must be obtained to discharge pollutants to state and federal waters. The FWPCA imposes substantial potential liability for the costs of removal, remediation and damages. The Partnership believes that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on the Partnership's financial condition or results of operations.

     Some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. The Partnership believes that it is in substantial compliance with these state requirements.

  Air Emissions

     The operations of the Partnership are subject to the Federal Clean Air Act and comparable state and local statutes. The Partnership believes that its operations are in substantial compliance with such statutes in all states in which they operate.

     Amendments to the Federal Clean Air Act enacted in late 1990 (the "1990 Federal Clean Air Act Amendments") require or will require most industrial operations in the U.S. to incur capital expenditures in order to meet air emission control standards developed by the Environmental Protection Agency (the "EPA") and state environmental agencies. In addition, the 1990 Federal Clean
Air Act Amendments include a new operating permit for major sources ("Title V permits"), which applies to some of the Partnership's facilities. Although no assurances can be given, the Partnership believes implementation of the 1990 Federal Clean Air Act Amendments will not have a material adverse effect on the Partnership's financial condition or results of operations.

  Solid Waste

     The Partnership generates hazardous and non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes, including oil and gas wastes that are currently exempt from RCRA requirements. At present, the Partnership is not required to comply with a substantial portion of the RCRA requirements because the Partnership's operations generate minimal quantities of hazardous wastes. However, it is possible that oil and wastes, currently generated during operations, will in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations could result in additional capital expenditures or operating expenses by the Partnership.

  Hazardous Substances

     The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of its ordinary operations, the Partnership may generate waste that may fall within CERCLA's definition of a "hazardous substance." The Partnership may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which such hazardous substances have been disposed or released into the environment.

     The Partnership currently owns or leases, and has in the past owned or leased, properties where hydrocarbons are being or have been handled. Although the Partnership has utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Partnership or on or under other locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Partnership's control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, the Partnership could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

  OSHA

     The Partnership is also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. The Partnership believes that its operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements, employee training regulations and monitoring of occupational exposure to regulated substances.

  Endangered Species Act

     The Endangered Species Act ("ESA") restricts activities that may affect endangered species or their habitats. While certain facilities of the Partnership are in areas that may be designated as habitat for endangered species, the Partnership believes that it is in substantial compliance with the ESA. However, the discovery of previously unidentified endangered species could cause the Partnership to incur additional costs or operation restrictions or bans in the affected area.

  Hazardous Materials Transportation Requirements

     The DOT regulations affecting pipeline safety require pipeline operators to implement measures designed to reduce the environmental impact of oil discharge from onshore oil pipelines. These regulations require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. In addition, DOT regulations contain detailed specifications for pipeline operation and maintenance. The Partnership believes that its operations are in substantial compliance with such regulations.

Environmental Remediation

     During 1997, the All American Pipeline experienced a leak in a segment of its pipeline in California which resulted in an estimated 12,000 barrels of crude oil being released into the soil. Immediate action was taken to repair the pipeline leak, contain the spill and to recover the released crude oil. The Partnership has submitted a closure plan to the Regional Water Quality Board ("RWQB"). At the request of the RWQB, groundwater monitoring wells have been installed from which water samples will be analyzed semi-annually. No hydrocarbon contamination was detected in initial analyses taken in January 1999. The RWQB approval of PAA's closure plan is not expected until subsequent semi-annual analyses have been performed. If the Partnership's closure plan is disapproved, a government mandated remediation of the spill could require significant expenditures (currently estimated to be approximately $350,000), provided however, no assurance can be given that the actual cost thereof will not exceed such estimate. The Partnership does not believe the ultimate resolution of this issue will have a material adverse affect on the Partnership's consolidated financial position, results of operations or cash flows.

     Prior to being acquired by the Partnership's predecessors in 1996, the Ingleside Terminal experienced releases of refined petroleum products into the soil and groundwater underlying the site due to activities on the property. The Partnership has proposed a voluntary state-administered remediation of the contamination on the property to determine whether the contamination extends outside the property boundaries. If the Partnership's plan is disapproved, a government mandated remediation of the spill could require more significant expenditures, currently estimated to approximate $250,000, although no assurance can be given that the actual cost could not exceed such estimate. In addition, a portion of any such costs may be reimbursed to the Partnership from Plains Resources. The Partnership does not believe the ultimate resolution of this issue will have a material adverse affect on the Partnership's consolidated financial position, results of operations or cash flows. See Item 13, "Certain Relationships and Related Transactions--Relationship with Plains Resources--Indemnity from the General Partner."

     The Partnership may experience future releases of crude oil into the environment from its pipeline and storage operations, or discover releases that were previously unidentified. While the Partnership maintains an extensive inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any future environmental releases from the All American Pipeline, the SJV Gathering System, the Cushing Terminal, the Ingleside Terminal or other Partnership assets may substantially affect the Partnership's business.

Operational Hazards and Insurance

     A pipeline may experience damage as a result of an accident or other natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damages and suspension of operations. The Partnership maintains insurance of various types that it considers to be adequate to cover its operations and properties. The insurance covers all of the Partnership's assets in amounts considered reasonable. The insurance policies are subject to deductibles that the Partnership considers reasonable and not excessive. The Partnership's insurance does not cover every potential risk associated with operating pipelines, including the potential loss of significant revenues. Consistent with insurance coverage generally available to the industry, the Partnership's insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences.

     The occurrence of a significant event not fully insured or indemnified against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect the Partnership's operations and financial condition. The Partnership believes that it is adequately insured for public liability and property damage to others with respect to its operations. With respect to all of its coverage, no assurance can be given that the Partnership will be able to maintain adequate insurance in the future at rates it considers reasonable.

Title to Properties

     Substantially all of the Partnership's pipelines are constructed on rights-of-way granted by the apparent record owners of such property and in some instances such rights-of-way are revocable at the election of the grantor. In many instances, lands over which rights-of-way have been obtained are subject to prior liens which have not been subordinated to the right-of-way grants. In some cases, not all of the apparent record owners have joined in the right-of-way grants, but in substantially all such cases, signatures of the owners of majority interests have been obtained. Permits have been obtained from public authorities to cross over or under, or to lay facilities in or along water courses, county roads, municipal streets and state highways, and in some instances, such permits are revocable at the election of the grantor. Permits have also been obtained from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. In some cases, property for pipeline purposes was purchased in fee. All of the pump stations are located on property owned in fee or property under long-term leases. In certain states and under certain circumstances, the Partnership has the right of eminent domain to acquire rights-of-way and lands necessary for the operations of the All American Pipeline, a common carrier pipeline.

     Some of the leases, easements, rights-of-way, permits and licenses transferred to the Partnership, upon its formation in 1998, required the consent of the grantor to transfer such rights, which in certain instances is a governmental entity. The General Partner believes that it has obtained such third-party consents, permits and authorizations as are sufficient for the transfer to the Partnership of the assets necessary for the Partnership to operate its business in all material respects as described in this report. With respect to any consents, permits or authorizations which have not yet been obtained, the General Partner believes that such consents, permits or authorizations will be obtained within a reasonable period, or that the failure to obtain such consents, permits or authorizations will have no material adverse effect on the operation of the Partnership's business.

     The General Partner believes that the Partnership has satisfactory title to all of its assets. Although title to such properties are subject to encumbrances in certain cases, such as customary interests generally retained in connection with acquisition of real property, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens and minor easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by the Plains Midstream Subsidiaries or the Partnership, the General Partner believes that none of such burdens will materially detract from the value of such properties or from the Partnership's interest therein or will materially interfere with their use in the operation of the Partnership's business.

Employees

     To carry out the operations of the Partnership, the General Partner or its affiliates employ approximately 210 employees. None of such employees of the General Partner is represented by labor unions, and the General Partner considers its employee relations to be good.

Item 3.  LEGAL PROCEEDINGS

     The Partnership, in the ordinary course of business, is a claimant and/or a defendant in various legal proceedings in which its exposure, individually and in the aggregate, is not considered material to the Partnership.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON UNITS AND RELATED UNITHOLDER MATTERS

     The Common Units, representing limited partner interests in the Partnership, are listed and traded on the New York Stock Exchange under the symbol "PAA". The Common Units began trading on November 18, 1998, at an initial public offering price of $20.00 per Common Unit. On March 22, 1999, the market price for the Common Units was $17.125 per unit and there were approximately 12,300 record holders and beneficial owners (held in street name) of the Partnership's Common Units.

     The following table sets forth, for the portion of the fourth quarter 1998 in which the Common Units were traded, the range of high and low closing sales prices for the Common Units as reported on the New York Stock Exchange Composite Tape, and the amount of cash distribution paid per Common Unit for the portion of the fourth quarter 1998 commencing November 23, 1998, the date of closing of the IPO.

                    Common Unit Price Range
                    -----------------------
                     High             Low        Cash Distribution Paid Per Unit
                    ------           ------      -------------------------------
1998:
4th Quarter         $20.06          $16.75       $0.193 (paid February 12, 1999
                                                        for period from November
                                                        23, 1998, through
                                                        December 31, 1998)

     The Partnership has also issued Subordinated Units, all of which are held by an affiliate of the General Partner, for which there is no established public trading market. The Partnership will distribute to its partners (including holders of Subordinated Units), on a quarterly basis, all of its Available Cash in the manner described herein. Available Cash generally means, with respect to any quarter of the Partnership, all cash on hand at the end of such quarter less the amount of cash reserves that is necessary or appropriate in the reasonable discretion of the General Partner to (i) provide for the proper conduct of the Partnership's business, (ii) comply with applicable law or any Partnership debt instrument or other agreement, or (iii) provide funds for distributions to Unitholders and the General Partner in respect of any one or more of the next four quarters. Available Cash is defined in the Second Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P. (the APartnership Agreement") listed as an exhibit to this report. The Partnership Agreement defines Minimum Quarterly Distributions as $ 0.45 for each full fiscal quarter (prorated for the initial partial fiscal quarter commencing November 23, 1998, the closing date of the IPO through year-end 1998). The Partnership made a cash distribution in the amount of $ 5.8 million on February 12, 1999, in respect to its Common Units and Subordinated Units for the period of November 23, 1998 through year-end 1998. This payment was based upon $ 0.193 per unit, which was the Minimum Quarterly Distribution prorated for the partial quarter in accordance with the Partnership Agreement. Distributions of Available Cash to the holder of Subordinated Units are subject to the prior rights of the holders of Common Units to receive the Minimum Quarterly Distributions for each quarter during the Subordination Period, and to receive any arrearages in the distribution of Minimum Quarterly Distributions on the Common Units for prior quarters during the Subordination Period. The expiration of the Subordination Period will generally not occur prior to December 31, 2003.

     Under the terms of the Partnership's Bank Credit Agreement and Letter of Credit Facility, the Partnership is prohibited from declaring or paying any distribution to Unitholders if a Default or Event of Default (as defined in such agreements) exists thereunder. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Liquidity and Financial Condition in Item 7 of this report.

Item 6.  SELECTED FINANCIAL DATA


                     SELECTED FINANCIAL AND OPERATING DATA

     On November 23, 1998, the Partnership completed the IPO and the Transactions whereby the Partnership became the successor to the business of the Predecessor. The following selected pro forma and historical financial information was derived from the audited consolidated financial statements of the Partnership as of December 31, 1998, and for the period from November 23, 1998 through December 31, 1998, and the audited combined financial statements of the Predecessor, as of December 31, 1997, 1996, 1995 and 1994 and for the period from January 1, 1998 through November 22, 1998 and for the years ended December 31, 1997, 1996, 1995 and 1994, including the notes thereto, certain of which appear elsewhere in this Report. The Predecessor operating data for all periods is derived from the records of the Partnership and the Predecessor. Commencing July 30, 1998, (the date of the acquisition of the All American Pipeline and the SJV Gathering System from Goodyear), the results of operations of the All American Pipeline and the SJV Gathering System are included in the results of operations of the Predecessor. The selected financial data should be read in conjunction with the consolidated and combined financial statements, including the notes thereto, and Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                Year        November 23,   January 1,
                                Ended         1998 to        1998 to                    Year Ended December 31,
                             December 31,   December 31,   November 22,  -------------------------------------------------------
                                1998(1)        1998           1998           1997           1996           1995          1994
                             ------------   ------------   ------------  ------------   ------------   ------------   ----------
                             (Pro forma)                   (Predecessor)                       (Predecessor)
                             (Unaudited)                         (in thousands, except unit data)
Income Statement Data
Revenues                      $1,568,853     $  176,445     $  953,244     $  752,522     $  531,698     $  339,825   $  199,239
Cost of Sales and
 Operations                    1,494,732        168,946        922,263        740,042        522,167        333,459      193,050
                             ------------   ------------   ------------  ------------   ------------   ------------   ----------
Gross Margin                      74,121          7,499         30,981         12,480          9,531          6,366        6,189
                             ------------   ------------   ------------  ------------   ------------   ------------   ----------
General and administrative
 expenses                          6,501            771          4,526          3,529          2,974          2,415        2,376
Depreciation and
 amortization                     11,303          1,192          4,179          1,165          1,140            944          906
                             ------------   ------------   ------------  ------------   ------------   ------------   ----------
Total expenses                    17,804          1,963          8,705          4,694          4,114          3,359        3,282
                             ------------   ------------   ------------  ------------   ------------   ------------   ----------
Operating income                  56,317          5,536         22,276          7,786          5,417          3,007        2,907
Interest expense                  12,991          1,371         11,260          4,516          3,559          3,460        3,550
Interest and other income            584             12            572            138             90            115          115
                             ------------   ------------   ------------  ------------   ------------   ------------   ----------
Net income (loss) before
 provision (benefit) in
 lieu of income taxes         $   43,910     $    4,177     $   11,588     $    3,408     $    1,948     $     (338)  $     (528)
Provision (benefit) in lieu
 of income taxes                       -              -          4,563          1,268            726            (93)        (151)
                             ------------   ------------   ------------  ------------   ------------   ------------   ----------
Net Income (loss)             $   43,910     $    4,177     $    7,025     $    2,140     $    1,222     $     (245)  $     (377)
                             ============   ============   ============  ============   ============   ============   ==========
Basic and Diluted Net
  Income (loss) Per Limited
   Partner Unit(2)            $     1.43     $     0.14     $     0.40      $    0.12     $     0.07     $    (0.01)  $    (0.02)
                             ============   ============   ============  ============   ============   ============   ==========
  Weighted Average Number
   of Limited Partner
   Units Outstanding          30,088,858      30,088,858    17,003,858     17,003,858     17,003,858     17,003,858   17,003,858
                             ============   ============   ============  ============   ============   ============   ==========

(Financial data continued on the next page. See footnotes on next page.)

                                Year        November 23,   January 1,
                                Ended         1998 to        1998 to                    Year Ended December 31,
                             December 31,   December 31,   November 22,  -------------------------------------------------------
                                1998(1)        1998           1998           1997           1996           1995          1994
                             ------------   ------------   ------------  ------------   ------------   ------------   ----------
                             (Pro forma)                   (Predecessor)                       (Predecessor)
                             (Unaudited)                         (in thousands, except barrel amounts)
Balance Sheet Data:
(at end of period):
Working capital(3)               $ 17,099       $ 17,099           N/A     $ 10,962       $ 12,087        $ 9,579      $ 4,734
Total assets                      610,208        610,208           N/A      149,619        122,557         82,076       62,847
Related party debt
Short-term                         10,790         10,790           N/A        8,945          9,501          6,524            -
Long-term                               -              -           N/A       28,531         31,811         32,095       35,854
Total debt(3)                     184,750        184,750           N/A       18,000              -              -            -
Partners' Equity                  277,643        277,643           N/A            -              -              -            -
Combined Equity                         -              -           N/A        5,975          3,835          2,613        2,858

Other Data:
EBITDA(4)                        $ 68,204       $  6,740      $ 27,027      $ 9,089       $  6,647        $ 4,066      $ 3,928
Maintenance capital
expenditures(5)                    1,679             200         1,479          678          1,063            571          274

Operating Data:
Volumes (barrels per day):
Tariff(6)                         124,500        110,200       113,700            -              -              -            -
Margin(7)                          49,200         50,900        49,100            -              -              -            -
                                 --------       --------      --------      -------       --------        -------      -------
Total pipeline                    173,700        161,100       162,800            -              -              -            -
                                 ========       ========      ========      =======       ========        =======      =======
Lease gathering(8)                112,900        126,200        87,100       71,400         58,500         45,900       29,600
Bulk purchases(9)                  97,900        133,600        94,700       48,500         31,700         10,200            -
Terminal throughput(10)            79,800         61,900        81,400       76,700         59,800         42,500       28,900
----------------------

(1) The unaudited selected pro forma financial and operating data for the year ended December 31, 1998, is based on the historical financial statements of the Partnership, the Predecessor and Wingfoot. The historical financial statements of Wingfoot reflect the historical operating results of the All American Pipeline and the SJV Gathering System through July 30, 1998. Effective July 30 1998, the Predecessor acquired the All American Pipeline and SJV Gathering system from Goodyear for approximately $400 million. The pro forma selected financial data reflects certain pro forma adjustments to the historical results of operations as if the Partnership had been formed and the Acquisition had taken place on January 1, 1998. The pro forma adjustments include: (i) pro forma depreciation and amortization expense based on the purchase price of the Wingfoot assets by the Predecessor; (ii) the elimination of interest expense on loans from Goodyear to Wingfoot as all such debt was extinguished in connection with the Acquisition; (iii) the reduction in compensation and benefits expense due to the termination of personnel in connection with the Acquisition; (iv) the elimination of interest expense of the Predecessor related to debt owed to Plains Resources as such debt was extinguished in connection with the Transactions; (v) pro forma interest on debt assumed by the Partnership on the closing date of the IPO; and (vi) the elimination of income tax expense as income taxes will be borne by the partners and not the Partnership. The pro forma adjustments do not include approximately $0.9 million of general and administrative expenses that the General Partner believes will be incurred by the Partnership as a result of its being a separate public entity.
(2) Basic and diluted net income (loss) per Unit for the Partnership is computed by dividing the limited partners' 98% interest in net income by the number of outstanding Common and Subordinated Units. For periods prior to November 23, 1998, such units are equal to the Common and Subordinated Units received by the General Partner in exchange for the assets contributed to the Partnership
(3)  Excludes intercompany debt.
(4) EBITDA means earnings before interest expense, income taxes, depreciation and amortization. EBITDA provides additional information for evaluating the Partnership's ability to make the Minimum Quarterly Distribution and is presented solely as a supplemental measure. EBITDA is not a measurement presented in accordance with generally accepted accounting principles ("GAAP") and is not intended to be used in lieu of GAAP presentations of results of operations and cash provided by operating activities. The Partnership's EBITDA may not be comparable to EBITDA of other entities as other entities may not calculate EBITDA in the same manner as the Partnership.
(5) Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets or extend their useful lives. Capital expenditures made to expand the Partnership's existing capacity, whether through construction or acquisition, are not considered maintenance capital expenditures. Repair and maintenance expenditures associated with existing assets that do not extend the useful life or expand operating capacity are charged to expense as incurred.
(6) Represents crude oil deliveries on the All American Pipeline for the account of third parties.
(7) Represents crude oil deliveries on the All American Pipeline and the SJV Gathering System for the account of affiliated entities
(8) Represents barrels of crude oil purchased at the wellhead, including volumes which would have been purchased under the Crude Oil Marketing Agreement.
(9) Represents barrels of crude oil purchased at collection points, terminals and pipelines.
(10) Represents total crude oil barrels delivered from the Cushing Terminal and the Ingleside Terminal

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion of the financial condition and results of operations for the Partnership and its predecessor entities should be read in conjunction with the historical consolidated and combined financial statements and notes thereto of the Partnership and the Plains Midstream Subsidiaries included elsewhere in this report. For more detailed information regarding the basis of presentation for the following financial information, see the notes to the historical consolidated and combined financial statements.

General

     The Partnership is a limited partnership which was formed in the third quarter of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources. The Partnership is engaged in interstate and intrastate crude oil pipeline transportation and crude oil terminalling and storage activities and gathering and marketing activities. The Partnership's operations are primarily concentrated in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico. The historical results of operations discussed below are derived from the historical financial statements of the Partnership and the Predecessor included elsewhere herein.

     Pipeline Operations. The activities from pipeline operations generally consist of transporting third-party volumes of crude oil for a tariff ("Tariff Activities") and merchant activities designed to capture price differentials between the cost to purchase and transport crude oil to a sales point and the price received for such crude oil at the sales point ("Margin Activities"). Tariffs on the All American Pipeline vary by receipt point and delivery point. Tariffs for OCS crude oil delivered to California markets averaged $1.41 per barrel and tariffs for OCS volumes delivered to West Texas were $2.96 per barrel as of December 31, 1998. Tariffs for San Joaquin Valley crude oil delivered to West Texas were $1.25 per barrel as of December 31, 1998. The gross margin generated by Tariff Activities depends on the volumes transported on the pipeline and the level of the tariff charged, as well as the fixed and variable costs of operating the pipeline. As is common with most merchant activities, the ability of the Partnership to generate a profit on Margin Activities is not tied to the absolute level of crude oil prices but is generated by the difference between the price paid and other costs incurred in the purchase of crude oil and the price at which it sells crude oil. The Partnership is well positioned to take advantage of these price differentials due to its ability to move purchased volumes on the All American Pipeline. The Partnership combines reporting of gross margin for Tariff Activities and Margin Activities due to the sharing of fixed costs between the two activities.

     Terminalling and Storage Activities and Gathering and Marketing Activities. Gross margin from terminalling and storage activities is dependent on the throughput volume of crude oil stored and the level of fees generated at the Cushing Terminal. Gross margin from the Partnership's gathering and marketing activities is dependent on the Partnership's ability to sell crude oil at a price in excess of the cost. These operations are not directly affected by the absolute level of crude oil prices, but are affected by overall levels of supply and demand for crude oil.

     During periods when the demand for crude oil is weak (as was the case in late 1997, 1998 and the first quarter of 1999), the market for crude oil is often in contango, meaning that the price of crude oil in a given month is less than the price of crude oil in a subsequent month. A contango market has a generally negative impact on marketing margins, but is favorable to the storage business, because storage owners at major trading locations (such as the Cushing Interchange) can simultaneously purchase production at low current prices for storage and sell at higher prices for future delivery. When there is a higher demand than supply of crude oil in the near term, the market is backward, meaning that the price of crude oil in a given month exceeds the price of crude oil in a subsequent month. A backward market has a positive impact on marketing margins because crude oil gatherers can capture a premium for prompt deliveries. The Partnership believes that the combination of its terminalling and storage activities and gathering and marketing activities provides a counter-cyclical balance which has a stabilizing effect on the Partnership's operations and cash flow.

     As the Partnership purchases crude oil, it establishes a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX. Through these transactions, the Partnership seeks to maintain a position that is substantially balanced between crude oil purchases and sales and future delivery obligations. The Partnership purchases crude oil on both a fixed and floating price basis. As fixed price barrels are purchased, the Partnership enters into sales arrangements with refiners, trade partners or on the NYMEX, which establishes a margin and protects it against future price fluctuations. When floating price barrels are purchased, the Partnership matches those contracts with similar type sales agreements with its customers, or likewise establishes a hedge position using the NYMEX futures market. From time to time, the Partnership will enter into arrangements which will expose it to basis risk. Basis risk occurs when crude oil is purchased based on a crude oil specification and location which is different from the countervailing sales arrangement. The Partnership's policy is only to purchase crude oil for which it has a market and to structure its sales contracts so that crude oil price fluctuations do not materially affect the gross margin which it receives. The Partnership does not acquire and hold crude oil futures contracts or other derivative products for the purpose of speculating on crude oil price changes that might expose the Partnership to indeterminable losses.

                                The Partnership

Analysis of Pro Forma Results of Operations

     The pro forma results of operations discussed below are derived from the historical financial statements of the Partnership, Wingfoot (which reflect the historical operating results of the All American Pipeline and the SJV Gathering System) and the Predecessor, certain of which are included elsewhere herein. Commencing July 30, 1998, (the date of the acquisition of the All American Pipeline and the SJV Gathering System from Goodyear), the results of operations of the All American Pipeline and the SJV Gathering System are included in the results of operations of the Predecessor. The pro forma results of operations reflect certain pro forma adjustments to the historical results of operations as if the Partnership had been formed and the acquisition of the All American Pipeline and the SJV Gathering System had taken place on January 1, 1997. The pro forma adjustments include: (i) pro forma depreciation and amortization expense based on the purchase price of the Wingfoot assets by the Predecessor;
(ii) the elimination of interest expense on loans from Goodyear to Wingfoot as all such debt was extinguished in connection with the Acquisition, (iii) the reduction in compensation and benefits expense due to the termination of personnel in connection with the Acquisition; (iv) the elimination of interest expense of the Predecessor related to debt owed to Plains Resources as such debt was extinguished in connection with the Transactions; (v) pro forma interest on debt assumed by the Partnership on the Closing Date and (vi) the elimination of income tax expense as income taxes will be borne by the partners and not the Partnership. The pro forma adjustments do not include approximately $0.9 million of general and administrative expenses for the years ended December 31, 1998 and 1997, respectively, that the General Partner believes will be incurred by the Partnership as a result of its being a separate public entity.

  Year Ended December 31, 1998 and 1997

     The following table sets forth certain pro forma financial and operating information of the Partnership for the periods presented.

                                                                    Year Ended
                                                                    December 31,
                                                           --------------------------------
                                                                1998              1997
                                                           -------------     --------------
                                                                   (in thousands)
                                                                     (pro forma)
Operating Results:
  Revenues                                                  $ 1,568,853        $ 1,746,491
                                                            ===========        ===========
  Gross margin
    Pipeline                                                   $ 50,893           $ 70,078
    Terminalling and storage and gathering and marketing         23,228             14,131
                                                            -----------        -----------
      Total                                                      74,121             84,209
  General and administrative expense                             (6,501)            (6,182)
                                                            -----------        -----------
  Gross profit                                              $    67,620        $    78,027
                                                            ===========        ===========
  Net income (loss)                                         $    43,910        $   (10,097)
                                                            ===========        ===========
Average Daily Volumes (barrels)
  Pipeline tariff activities                                        125                165
  Pipeline margin activities                                         49                 30
                                                            -----------        -----------
      Total                                                         174                195
                                                            ===========        ===========
  Lease gathering                                                   113                 94
  Bulk purchases                                                     98                 49
  Terminal throughput                                                80                 77

     The following analysis compares the pro forma results of the Partnership for the years ended December 31, 1998 and 1997.

     For the year ended December 31, 1998, the Partnership's net income was $43.9 million on total revenue of $1.6 billion compared to a net loss for the year ended December 31, 1997 of $10.1 million on total revenue of $1.7 billion. The pro forma net loss for the year ended December 31, 1997 includes a non-cash impairment charge of $64.2 million related to the writedown of pipeline assets and linefill by Wingfoot in connection with the sale of Wingfoot by Goodyear to the General Partner. Based on the Partnership's purchase price allocation to property and equipment and pipeline linefill, an impairment charge would not have been required had the Partnership actually acquired Wingfoot effective January 1, 1997. Excluding this impairment charge, the Partnership's pro forma net income for 1997 would have been $54.1 million. The Partnership reported gross margin (revenues less direct expenses of purchases, transportation, terminalling and storage and other operating and maintenance expenses) of $74.1 million for the year ended December 31, 1998, reflecting a 12% decrease from the $84.2 million reported for the same period in 1997. Gross profit (gross margin less general and administrative expense) decreased 13% to $67.6 million for the year ended December 31,1998 as compared to $78.0 million for the same period in 1997.

     Pipeline Operations. Tariff revenues were $57.5 million for the year ended December 31, 1998, a 30% decline from the $82.1 million reported for the same period in 1997. This decrease in tariff revenues resulted primarily from a 24% decrease in tariff transport volumes from 165,000 barrels per day for the year ended December 31, 1997 to 125,000 barrels per day for the same period in 1998 due to a decline in average daily production from the Santa Ynez field. Most of the production loss from the Santa Ynez field was of volumes that had been previously transported to West Texas at an average tariff of $2.83 per barrel. Volumes related to Margin Activities increased by 63% to an average of approximately 49,000 barrels per day. The margin between revenue and direct cost of crude purchased decreased from $17.6 million for the year ended December 31, 1997 to $14.5 million for the same period in 1998 as a result of a decline in margins between prices paid in California and prices received in West Texas.

     The following table sets forth All American Pipeline average deliveries per day within and outside California for the periods presented.


                                                    Year Ended
                                                   December 31,
                                             -----------------------
                                                1998          1997
                                             ---------     ---------
                                                  (in thousands)
                                                    (pro forma)
Deliveries:
  Average daily volumes (barrels):
    Within California                             113           127
    Outside California                             61            68
                                                  ---           ---
      Total                                       174           195
                                                  ===           ===

     Terminalling and Storage Activities and Gathering and Marketing Activities. The Partnership reported gross margin of $23.2 million from its terminalling and storage activities and gathering and marketing activities for the year ended December 31, 1998, reflecting a 64% increase over the $14.1 million reported for the same period in 1997. Including interest expense associated with contango inventory transactions, gross margin for the year ended December 31, 1998 was $22.5 million, representing an increase of approximately 70% over the 1997 amount. The increase in gross margin was primarily attributable to an increase in the volumes gathered and marketed, principally in West Texas, Louisiana and the Gulf of Mexico of approximately 20% to 113,000 barrels per day for the year ended December 31, 1998 from 94,000 barrels per day during the same period in 1997. The balance of the increase in gross margin was a result of an increase in bulk purchases.

     Expenses. Operations and maintenance expenses included in cost of sales and operations (generally property taxes, electricity, fuel, labor, repairs and certain other expenses) decreased to $24.9 million for the year ended December 31, 1998 from $32.5 million for the comparable period in 1997. This decrease was a function both of variable costs that decline with reduced transportation volumes and average miles transported per barrel. Operations and maintenance expenses are included in the determination of gross margin. General and administrative expenses increased approximately $0.3 million to $6.5 million for the year ended December 31, 1998 compared to $6.2 million for the same period in 1997. Such increase was primarily related to additional personnel hired to further expand marketing activities. Depreciation and amortization expense was $11.3 million for the year ended December 31, 1998 compared to $11.0 million for the 1997 comparative period. The increase is due primarily to the addition of trucking equipment. Interest expense was $13.0 million for the year ended December 31, 1998 compared to $13.1 million for 1997.

Analysis of Historical Results of Operations

     On November 23, 1998, the Partnership completed the IPO and the Transactions whereby the Partnership became the successor to the business of the Predecessor. The historical results of operations discussed below are derived from the historical financial statements of the Partnership for the period from November 23, 1998, through December 31, 1998, and the combined financial statements of the Plains Midstream Subsidiaries for the period from January 1, 1998, through November 22, 1998, which in the following discussion are combined and referred to as the year ended December 31, 1998. Commencing July 30, 1998, (the date of the acquisition of the All American Pipeline and the SJV Gathering System from Goodyear), the results of operations of the All American Pipeline and the SJV Gathering System are included in the results of operations of the Predecessor. The Partnership and the Predecessor are referred to for purposes of this analysis of historical results as the "Partnership".

  Three Years Ended December 31, 1998

     For 1998, the Partnership reported net income before taxes of $15.8 million on total revenue of $1.1 billion compared to net income before taxes for 1997 of $3.4 million on total revenue of $752.5 million and net income before taxes for 1996 of $1.9 million on total revenue of $531.7 million. Results for the year ended December 31, 1998 include activities of the All American Pipeline and SJV Gathering System since July 30, 1998 (the date of acquisition from Goodyear).

     The following table sets forth certain financial and operating information of the Partnership for the periods presented:

                                                      Year Ended December 31,
                                         --------------------------------------------------
                                             1998              1997              1996
                                         --------------    --------------    --------------
                                                          (in thousands)
Operating Results:
  Revenues                                 $ 1,129,689         $ 752,522         $ 531,698
                                           ===========         =========         =========
  Gross margin
    Pipeline                               $    16,768         $       -         $       -
    Terminalling and storage
      and gathering and marketing               21,712            12,480             9,531
                                           -----------         ---------         ---------
        Total                                   38,480            12,480             9,531
  General and administrative expense            (5,297)           (3,529)           (2,974)
                                           -----------         ---------         ---------
  Gross profit                             $    33,183         $   8,951         $   6,557
                                           ===========         =========         =========
  Net Income                               $    11,202         $   2,140         $   1,222
                                           ===========         =========         =========

Average Daily Volumes (barrels)
  Pipeline tariff activities                       113                 -                 -
  Pipeline margin activities                        50                 -                 -
                                           -----------         ---------         ---------
    Total                                          163                 -                 -
                                           ===========         =========         =========
  Lease gathering                                   88                71                59
  Bulk purchases                                    95                49                32
  Terminal throughput                               80                77                59

     Pipeline Operations. As noted above, the results of operations of the Partnership includes approximately five months of operations of the All American Pipeline and the SJV Gathering System which were acquired effective July 30, 1998. Tariff revenues for this period were $19.0 million and are primarily attributable to transport volumes from the Santa Ynez field (approximately 65,300 barrels per day) and the Point Arguello field (approximately 24,300 barrels per day). The margin between revenue and direct cost of crude purchased was approximately $3.9 million. Operations and maintenance expenses were $6.1 million.

     The following table sets forth the All American Pipeline average deliveries per day within and outside California from July 30, 1998 through December 31, 1998 (in thousands).

Deliveries:
  Average daily volumes (barrels):
    Within California                             111
    Outside California                             52
                                            ---------
      Total                                       163
                                            =========

     Terminalling and Storage Activities and Gathering and Marketing Activities. Gross margin from terminalling and storage and gathering and marketing activities was $21.7 million for the year ended December 31, 1998, reflecting a 74% increase over the $12.5 million reported for the 1997 period and an approximate 128% increase over the $9.5 million reported for 1996. Including interest expense associated with contango inventory transactions, gross margin for 1998 was $21.0 million, representing an increase of approximately 81% over the 1997 amount. The Partnership did not have any material contango inventory transactions in 1996. The increase in gross margin was primarily attributable to an increase in the volumes gathered and marketed in West Texas, Louisiana and the Gulf of Mexico and activities at the Cushing Terminal.

     Total general and administrative expenses were $5.3 million for the year ended December 31, 1998, compared to $3.5 million and $3.0 million for 1997 and 1996, respectively. Such increases were primarily attributable to increased personnel as a result of the continued expansion of the Partnership's terminalling and storage activities and gathering and marketing activities as well as general and administrative expenses associated with the addition of the All American Pipeline and the SJV Gathering System. Depreciation and amortization was $5.4 million in 1998, $1.2 million in 1997 and $1.1 million in 1996. The increase is due the acquisition of the All American Pipeline and the SJV Gathering System in 1998.

     Interest expense was $12.6 million in 1998, $4.5 million in 1997 and $3.6 million in 1996. The increase in 1998 is due to interest associated with the debt incurred for the acquisition of the All American Pipeline and the SJV Gathering System. Interest expense in 1997 and 1996 is comprised principally of interest charged to the Predecessor by Plains Resources for amounts borrowed to construct the Cushing Terminal in 1993 and subsequent capital additions, including the Ingleside Terminal. The interest rate on the Cushing Terminal construction loan was 10.25%. Interest expense also includes interest incurred in connection with contango inventory transactions of $0.8 million in 1998 and $.9 million in 1997.

     The Predecessor is included in the consolidated federal income tax return of Plains Resources. Federal income taxes are calculated as if the Predecessor had filed its return on a separate company basis utilizing a federal statutory rate of 35%. The Predecessor reported a total tax provision of approximately $4.6 million, $1.3 million and $0.7 million for the period from January 1, 1998 to November 22, 1998 and for the years ended December 31, 1997 and 1996, respectively.

Capital Resources, Liquidity and Financial Condition

     Concurrently with the closing of the IPO, the Partnership entered into the Bank Credit Agreement that includes the Term Loan Facility and the Revolving Credit Facility. The Partnership may borrow up to $50 million under the Revolving Credit Facility for acquisitions, capital improvements, working capital and general business purposes.

     The Term Loan Facility bears interest at the Partnership's option at either
(i) the Base Rate, as defined, or (ii) reserve-adjusted LIBOR plus an applicable margin. Borrowings under the Revolving Credit Facility bear interest at the Partnership's option at either (i) the Base Rate, as defined, or (ii) reserve-adjusted LIBOR plus an applicable margin. The Partnership incurs a commitment fee on the unused portion of the Revolving Credit Facility.

     At December 31, 1998, $175 million was outstanding under the Term Loan Facility, which amount represents indebtedness assumed from the General Partner. The Partnership has two 10-year interest rate swaps (each of which can be terminated by the counterparty at the end of the seventh year) aggregating $175 million which fix the LIBOR portion of the interest rate (not including the applicable margin) at a weighted average rate of approximately 5.24%. The Term Loan Facility matures in 2005, and no principal is scheduled for payment prior to maturity. The Term Loan Facility may be prepaid at any time without penalty. The Revolving Credit Facility expires in 2000. All borrowings for working capital purposes outstanding under the Revolving Credit Facility must be reduced to no more than $8 million for at least 15 consecutive days during each fiscal year. At December 31, 1998, there were no amounts outstanding under the Revolving Credit Facility. The Bank Credit Agreement is collateralized by a lien on substantially all of the assets of the Partnership.

     Simultaneously with the IPO, Marketing entered into a $175 million letter of credit and borrowing facility which replaced an existing facility. The purpose of the Letter of Credit Facility is to provide (i) standby letters of credit to support the purchase and exchange of crude oil for resale and (ii) borrowings to finance crude oil inventory which has been hedged against future price risk or designated as working inventory. The Letter of Credit Facility is collateralized by a lien on substantially all of the assets of the Partnership. Aggregate availability under the Letter of Credit Facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain current assets and current liabilities of the Partnership primarily crude oil inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil. At December 31, 1998, the borrowing base under the Letter of Credit Facility was approximately $175 million.

     The Letter of Credit Facility has a $40 million sublimit for borrowings to finance crude oil purchased in connection with operations at the Partnership's crude oil terminal and storage facilities. All purchases of crude oil inventory financed are required to be hedged against future price risk on terms acceptable to the lenders. At December 31, 1998, approximately $9.8 million was outstanding under the sublimit.

     Letters of credit under the Letter of Credit Facility are generally issued for up to 70 day periods. Borrowings bear interest at the Partnership's option at either (i) the Base Rate (as defined) or (ii) reserve-adjusted LIBOR plus the applicable margin. The Partnership incurs a commitment fee on the unused portion of the borrowing sublimit under the Letter of Credit Facility and an issuance fee for each letter of credit issued. The Letter of Credit Facility expires July 31, 2001. At December 31, 1998, there were outstanding letters of credit of approximately $62 million issued under the Letter of Credit Facility.

     Both the Letter of Credit Facility and the Bank Credit Agreement contain a prohibition on distributions on, or purchases or redemptions of, Units if any Default or Event of Default (as defined) is continuing. In addition, both facilities contain various covenants limiting the ability of the Partnership to
(i) incur indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) engage in transactions with affiliates, (v) make investments, (vi) enter into hedging contracts and (vii) enter into a merger, consolidation or sale of its assets. In addition, the terms of the Letter of Credit Facility and the Bank Credit Agreement require the Partnership to maintain (i) a Current Ratio (as defined) of at least 1.0 to 1.0; (ii) a Debt Coverage Ratio (as defined) which is not greater than 5.0 to 1.0; (iii) an Interest Coverage Ratio (as defined) which is not less than 3.0 to 1.0; (iv) a Fixed Charge Coverage Ratio (as defined) which is not less than 1.25 to 1.0; and
(v) a Debt to Capital Ratio (as defined) of not greater than .60 to 1.0. In both the Letter of Credit Facility and the Bank Credit Agreement, a Change in Control (as defined) of Plains Resources or the General Partner constitutes an Event of Default.

     The Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General partner. Available Cash is generally defined as all cash and cash equivalents of the Partnership on hand at the end of each quarter less reserves established by the General partner for future requirements. Distributions of Available Cash to holders of Subordinated units are subject to the prior rights of holders of Common Units to receive the minimum quarterly distribution ("MQD") for each quarter during the Subordination Period (which will not end earlier than December 31, 2003) and to receive any arrearages in the distribution of the MQD on the Common Units for the prior quarters during the Subordination Period. The MQD is $0.45 per unit ($1.80 per unit on an annual basis). Upon expiration of the Subordination Period, all Subordinated Units will be converted on a one-for-one basis into Common Units and will participate pro rata with all other Common Units in future distributions of Available Cash. Under certain circumstances, up to 50% of the Subordinated Units may convert into Common Units prior to the expiration of the Subordination Period. Common Units will not accrue arrearages with respect to distributions for any quarter after the Subordination Period and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

     If quarterly distributions of Available Cash exceed the MQD or the Target Distribution Levels (as defined), the General Partner will receive distributions which are generally equal to 15%, then 25% and then 50% of the distributions of Available Cash that exceed the MQD or Target Distribution Level. The Target Distribution Levels are based on the amounts of Available Cash from the Partnership's Operating Surplus (as defined) distributed with respect to a given quarter that exceed distributions made with respect to the MQD and Common Unit arrearages, if any.

     On February 12, 1999, the Partnership paid a cash distribution of $0.193 per unit on its outstanding Common Units and Subordinated Units. The $5.8 million distribution was paid to Unitholders of record at the close of business on January 29, 1999. A distribution of approximately $118,000 was paid to the General Partner. The distributions represented a partial quarterly distribution for the 39-day period from November 23, 1998, the closing of the IPO, through December 31, 1998.

  Commitments

     Historically, capital expenditures for the Partnership have not been significant. Due to the relatively recent construction of the All American Pipeline, the SJV Gathering System and the Cushing Terminal, material maintenance capital expenditures have not been required, and the majority of capital expenditures have been associated with expansion opportunities. While the actual level of maintenance capital expenditures will vary from year to year, the Partnership expects such expenditures to average approximately $2 million to $4 million annually for the next several years. It is anticipated that such maintenance capital expenditures will be funded from cash flow generated by operating activities.

     The Partnership has entered into a turnkey contract to construct an additional one million barrels of tankage at the Cushing Terminal, expanding its existing tank capacity by 50% to three million barrels. Construction of the expansion project began in September 1998 and is expected to be completed in the second quarter of 1999 at a total cost of approximately $10 million. Approximately $4.2 million of such cost was incurred in 1998. It is anticipated that the remaining expenditures for the expansion will be funded from borrowings under the Revolving Credit Facility. To date, the Partnership has no material commitments to fund additional capital expenditures.

     The Partnership owns approximately 5.0 million barrels of crude oil that is used to maintain the All American Pipeline's linefill requirements. The Partnership has amended its tariff with the FERC to require third party shippers to buy linefill from the Partnership and replenish the linefill when their movement of crude oil on the All American Pipeline is completed. Accordingly, the Partnership does not anticipate large variations in the amounts of linefill provided by the Partnership in the future.

Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for all fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair-value hedge transactions in which the Partnership is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash-flow hedge transactions, in which the Partnership is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. SFAS 133 is required to be applied to financial statements issued by the Partnership beginning in 2000. The Partnership has not yet determined the effect that the adoption of SFAS 133 will have on its results of operations or financial position.

     In November 1998, the Emerging Issues Task Force ("EITF") released Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities". EITF 98-10 deals with entities that enter into derivatives and other third-party contracts for the purchase and sale of a commodity in which they normally do business (for example, crude oil and natural gas). The EITF reached a consensus that energy trading contracts should be measured at fair value, determined as of the balance sheet date, with the gains and losses included in earnings and separately disclosed in the financial statements or footnotes thereto. The EITF acknowledged that determining whether or when an entity is involved in energy trading activities is a matter of judgment that depends on the relevant facts and circumstances. As such, certain factors or indicators have been identified by the EITF which should be considered in evaluating whether an operation's energy contracts are entered into for trading purposes. EITF 98-10 is required to be applied to financial statements issued by the Partnership beginning in 1999. The adoption of this consensus is not expected to have a material impact on the Partnership's results of operations or financial position.

  Year 2000

     Year 2000 Issue. Some software applications, hardware and equipment and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the Year 2000 and dates in the year 1900. That inability (referred to as the "Year 2000" issue), if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the Partnership, because the Partnership directly depends on its own applications, equipment and systems and indirectly depends on those of other entities with which the Partnership must interact.

     Compliance Program. In order to address the Year 2000 issues, the Partnership is participating in the Year 2000 project which Plains Resources has implemented for all of its business units. A project team has been established to coordinate the six phases of this Year 2000 project to assure that key automated systems and related processes will remain functional through Year 2000. Those phases include: (i) awareness, (ii) assessment, (iii) remediation,
(iv) testing, (v) implementation of the necessary modifications and (vi) contingency planning. The key automated systems consist of (a) financial systems applications, (b) hardware and equipment, (c) embedded chip systems and (d) third-party developed software. The evaluation of the Year 2000 issue includes the evaluation of the Year 2000 exposure of third parties material to the operations of the Partnership or any of its business units. Plains Resources retained a Year 2000 consulting firm to review the operations of all of its business units and to assess the impact of the Year 2000 issue on such operations. Such review has been completed and the consultant's recommendations are being utilized in the Year 2000 project.

     The Partnership's State of Readiness. The awareness phase of the Year 2000 project has begun with a company-wide awareness program which will continue to be updated throughout the life of the project. The portion of the assessment phase related to financial systems applications has been substantially completed and the necessary modifications and conversions are underway. The portion of the assessment phase which will determine the nature and impact of the Year 2000 issue for hardware and equipment, embedded chip systems, and third-party developed software is continuing. The Partnership has retained a Year 2000 consulting firm which is currently identifying and evaluating field equipment which has embedded chip systems. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems, and software being used by or impacting the Partnership or any of its business units are or will be modified to be Year 2000 compliant. To date, the responses from such third parties are inconclusive. As a result, management cannot predict the potential consequences if these or other third parties are not Year 2000 compliant. The exposure associated with the Partnership's interaction with third parties is currently being evaluated. Management expects that the remediation, testing and implementation phases will be substantially completed by the third quarter of 1999.

     Contingency Planning. As part of the Year 2000 project, the Partnership will seek to determine which of its business activities may be vulnerable to a Year 2000 disruption. Appropriate contingency plans will then be developed for each "at risk" business activity to provide an alternative means of functioning which minimizes the effect of the potential Year 2000 disruption, both internally and on those with whom it does business. Such contingency plans are expected to be completed by the fourth quarter of 1999.

     Costs to Address Year 2000 Compliance Issues. Through December 31, 1998, the Partnership has borne approximately $264,000 as its share of expenses for the Year 2000 project. While the total cost to the Partnership of the Year 2000 project is still being evaluated, management currently estimates that the costs to be incurred in 1999 and 2000 associated with assessing, testing, modifying or replacing financial system applications, hardware and equipment, embedded chip systems and third party developed software is between $350,000 and $450,000. The Partnership expects to fund these expenditures with cash from operations or borrowings. Based upon these estimates, the Partnership does not expect the costs of its Year 2000 project to have a material adverse effect on its financial position, results of operation or cash flows.

     Risk of Non-Compliance. The major applications that pose the greatest Year 2000 risks for the Partnership if implementation of the Year 2000 compliance program is not successful are the Partnership's financial systems applications and the Partnership's SCADA computer systems and embedded chip systems in field equipment. The potential problems if the Year 2000 compliance program is not successful are disruptions of the Partnership's revenue gathering from and distribution to its customers and vendors and the inability to perform its other financial and accounting functions. Failures of embedded chip systems in field equipment of the Partnership or its customers could disrupt the Partnership's crude oil transportation, terminalling and storage activities and gathering and marketing activities.

     While the Partnership believes that its Year 2000 project will substantially reduce the risks associated with the Year 2000 issue, there can be no assurance that it will be successful in completing each and every aspect of the project on schedule, and if successful, the project will have the expected results. Due to the general uncertainty inherent in the Year 2000 issues, the Partnership cannot conclude that its failure or the failure of third parties to achieve Year 2000 compliance will not adversely affect its financial position, results of operations or cash flows.


Item 7a.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Partnership is exposed to various market risks, including volatility in crude oil commodity prices and interest rates. To manage such exposure, the Partnership monitors its inventory levels, current economic conditions and its expectations of future commodity prices and interest rates when making decisions with respect to risk management. The Partnership does not enter into derivative transactions for speculative trading purposes. Substantially all the Partnership's derivative contracts are exchanged or traded with major financial institutions and the risk of credit loss is considered remote.

     As the Partnership purchases crude oil, it establishes a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX. Through these transactions, the Partnership seeks to maintain a position that is substantially balanced between crude oil purchases and sales and future delivery obligations. From time to time, the Partnership enters into fixed price delivery contracts, floating price collar arrangements, financial swaps and oil futures contracts as hedging devices. To hedge the price exposure related to crude oil that the Partnership is committed to purchase, the Partnership may sell futures contracts and thereafter either (i) make physical delivery of such purchased crude oil against the futures contract or (ii) buy a matching futures contract to unwind its futures position and sell its crude oil to a customer. Such contracts may expose the Partnership to the risk of financial loss in certain circumstances, including instances where production is less than expected, the Partnership's customers fail to purchase or deliver the contracted quantities of crude oil, or a sudden, unexpected event materially affects crude oil prices. Such contracts may also restrict the ability of the Partnership to benefit from unexpected increases in crude oil prices. The Partnership's policy is generally to purchase only crude oil for which it has a market and to structure its sales contracts so that crude oil price fluctuations do not materially affect the gross margin which it receives.

     The Partnership has interest rate swaps for an aggregate notional principal amount of $175 million which fix the LIBOR portion of the interest rate (not including the applicable margin) on the Term Loan Facility. At December 31, 1998, the Partnership would be required to pay approximately $2.2 million to terminate the interest rate swaps as of such date.

Commodity Price Risk

     The fair value of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table below:


                                                            Change in Fair
                                        Fair                Value from 10%
     At December 31, 1998              Value            Adverse Price Change
     --------------------           ----------------   -----------------------
                                               (in millions)

Crude oil
  futures contracts                     $     1.8                $(0.3)


     The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. All hedge positions offset physical positions exposed to the cash market; none of these offsetting physical positions are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10 percent adverse change in prices regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10 percent change in prompt month crude prices, the fair value of the Partnership's derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

     Additional details regarding accounting policy for these financial statements are set forth in Note 1 to the Consolidated and Combined Financial Statements.

Interest Rate Risk

     The Partnership's debt instruments are sensitive to market fluctuations in interest rates. The table below presents principal cash flows and the related weighted average interest rates by expected maturity dates. The Partnership's variable rate debt bears interest at LIBOR plus the applicable margin. The average interest rates presented below are based upon rates in effect at December 31, 1998. The carrying value of variable rate bank debt approximates fair value as interest rates are variable, based on prevailing market rates.

                                                                    December 31,
                                    ----------------------------------------------------------------------------
                                                            Expected Year of Maturity                              Fair
                                      1999      2000      2001      2002      2003     Thereafter     Total        Value
                                    ---------  --------  --------  --------  --------  ------------  -----------  ---------
                                                                     (dollars in millions)
Liabilities:
  Short-term debt  - variable rate    $ 9.7      $ -       $ -       $ -       $ -        $ -          $  9.7       $  9.7
    Average interest rate              6.80%
  Long-term debt - variable rate          -        -         -         -         -         175.0        175.0        175.0
    Average interest rate                                                                   6.75%

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required to be provided in this item is included in the Consolidated and Combined Financial Statements of the Partnership and the Plains Midstream Subsidiaries, including the notes thereto, attached hereto as pages F-1 to F-20 and such information is incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE GENERAL PARTNER

Partnership Management

     The General Partner manages and operates the activities of the Partnership. The Unitholders do not directly or indirectly participate in the management or operation of the Partnership or have actual or apparent authority to enter into contracts on behalf of, or to otherwise bind, the Partnership. Notwithstanding any limitation on its obligations or duties, the General Partner is liable, as general partner of the Partnership, for all debts of the Partnership (to the extent not paid by the Partnership), except to the extent that indebtedness or other obligations incurred by the Partnership are made specifically non-recourse to the General Partner. Whenever possible, the General Partner intends to make any such indebtedness or other obligations non-recourse to the General Partner.

     The General Partner recently appointed Arthur L. Smith to its Board of Directors. Mr. Smith, who is neither an officer nor employee of the General Partner nor a director, officer or employee of any affiliate of the General Partner, serves on the Conflicts Committee, which has the authority to review specific matters as to which the Board of Directors believes there may be a conflict of interest in order to determine if the resolution of such conflict proposed by the General Partner is fair and reasonable to the Partnership. An additional independent director is expected to be appointed during the year to serve on the General Partner's Board of Directors and the Conflicts Committee. Any matters approved by the Conflicts Committee will be conclusively deemed to be fair and reasonable to the Partnership, approved by all partners of the Partnership and not a breach by the General Partner or its Board of Directors of any duties they may owe the Partnership or the Unitholders. The Audit Committee, comprised of Messrs. Smith and Robert V. Sinnott, reviews the external financial reporting of the Partnership, recommends engagement of the Partnership's independent public accountants and reviews the Partnership's procedures for internal auditing and the adequacy of the Partnership's internal accounting controls. The Compensation Committee, comprised of Messrs. Smith and Sinnott, oversees compensation decisions for the officers of the General Partner as well as the compensation plans described below.

     As is commonly the case with publicly traded limited partnerships, the Partnership does not directly employ any of the persons responsible for managing or operating the Partnership. These functions are provided by employees of the General Partner and Plains Resources.

Directors and Executive Officers of the General Partner

     The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of the General Partner. Executive officers and directors are elected annually and have held the following positions with the General Partner since its formation in February 1998, except for Messrs. Sinnott and Smith who were appointed to the Board in September 1998 and February 1999, respectively.


              Name                      Age                        Position with General Partner
---------------------------------       ---     -----------------------------------------------------------------
Greg L. Armstrong                       40         Chairman of the Board, Chief Executive Officer and Director
Harry N. Pefanis                        41         President, Chief Operating Officer and Director
Phillip D. Kramer                       43         Executive Vice President and Chief Financial Officer
George R. Coiner                        47         Senior Vice President
Michael R. Patterson                    51         Senior Vice President, General Counsel and Secretary
Cynthia A. Feeback                      41         Treasurer
Robert V. Sinnott                       49         Director
Arthur L. Smith                         46         Director

     Greg L. Armstrong has been President, Chief Executive Officer and Director of Plains Resources since 1992. He previously served Plains Resources as:
President and Chief Operating Officer from October to December 1992; Executive Vice President and Chief Financial Officer from June to October 1992; Senior Vice President and Chief Financial Officer from 1991 to 1992; Vice President and Chief Financial Officer from 1984 to 1991; Corporate Secretary from 1981 to 1988; and Treasurer from 1984 to 1987.

     Harry N. Pefanis has been Executive Vice President - Midstream of Plains Resources since May 1998. He previously served Plains Resources as: Senior Vice President from February 1996 until May 1998; Vice President - Products Marketing from 1988 to February 1996; Manager of Products Marketing from 1987 to 1988; and Special Assistant for Corporate Planning from 1983 to 1987. Mr. Pefanis is also President of the Plains Midstream Subsidiaries.

     Phillip D. Kramer has been Executive Vice President, Chief Financial Officer and Treasurer of Plains Resources since May 1998. He previously served Plains Resources as: Senior Vice President, Chief Financial Officer and Treasurer from May 1997 until May 1998; Vice President, Chief Financial Officer and Treasurer from 1992 to 1997; Vice President and Treasurer from 1988 to 1992; Treasurer from 1987 to 1988; and Controller from 1983 to 1987.

     George R. Coiner has been Vice President of Plains Marketing & Transportation Inc., a Plains Midstream Subsidiary, since November 1995. Prior to joining Plains Marketing & Transportation Inc., he was Senior Vice President, Marketing with Scurlock Permian Corp.

     Michael R. Patterson has been Vice President, General Counsel and Secretary of Plains Resources since 1988. He previously served Plains Resources as Vice President and General Counsel from 1985 to 1988.

     Cynthia A. Feeback has been Assistant Treasurer and Controller of Plains Resources since May 1998. She previously served Plains Resources as Controller and Principal Accounting Officer from 1993 to 1998; Controller from 1990 to 1993; and Accounting Manager from 1988 to 1990.

     Robert V. Sinnott has been Senior Vice President of Kayne Anderson Investment Management, Inc. (an investment management firm) since 1992. He was Vice President and Senior Securities Officer of the Investment Banking Division of Citibank from 1986 to 1992. He is also a director of Plains Resources and Glacier Water Services, Inc. (a vended water company).

     Arthur L. Smith is Chairman of John S. Herold, Inc. (a petroleum research and consulting firm), a position he has held since 1984. For the period from May 1998 to October 1998, he served as Chairman and Chief Executive Officer of Torch Energy Advisors Incorporated. Mr. Smith served as a director of Pioneer Natural Resources Company from 1997 to 1998 and of Parker & Parsley Petroleum Company from 1991 to 1997.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities and Exchange Act of 1934 requires directors, executive officers and persons who beneficially own more than ten percent of a registered class of the Partnership's equity securities to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of such equity securities. Such persons are also required to furnish the Partnership with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of the forms furnished to it, or written representations from certain reporting persons that no Forms 5 were required, the Partnership believes that during 1998 its officers and directors complied with all filing requirements with respect to the Partnership's equity securities.

Reimbursement of Expenses of the General Partner and its Affiliates

     The General Partner does not receive any management fee or other compensation in connection with its management of the Partnership. The General Partner and its affiliates, including Plains Resources, performing services for the Partnership are reimbursed for all expenses incurred on behalf of the Partnership, including the costs of employee, officer and director compensation and benefits properly allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to, the Partnership. The Partnership Agreement provides that the General Partner will determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion.

Item 11.   EXECUTIVE COMPENSATION

     The Partnership was formed in September 1998 but conducted no business until late November 1998. Mr. Armstrong, the General Partner's Chief Executive Officer received no compensation for services to the Partnership in 1998. No officer of the General Partner received compensation for services to the Partnership in 1998 in amounts greater than $100,000.

Employment Agreement

     Mr. Pefanis has an employment agreement with Plains Resources. Pursuant to the employment agreement, Mr. Pefanis serves as President and Chief Operating Officer of the General Partner as well as an Executive Vice President of Plains Resources and is responsible for the overall operations of the General Partner and the marketing operations of Plains Resources. The employment agreement provides that Plains Resources will not require Mr. Pefanis to engage in activities that materially detract from his duties and responsibilities as an officer of the General Partner. The employment agreement has an initial term, commencing November 23, 1998, of three years subject to annual extensions and includes confidentiality, nonsolicitation and noncompete provisions, which, in general, will continue for 24 months following Mr. Pefanis' termination of employment. The agreement provides for an annual base salary of $235,000, subject to such increases as the Board of Directors of Plains Resources may authorize from time to time. In addition, Mr. Pefanis is eligible to receive an annual cash bonus to be determined by the Board of Directors of Plains Resources. Mr. Pefanis participates in the Long-Term Incentive Plan of the General Partner as described below and is also entitled to participate in such other benefit plans and programs as the General Partner may provide for its employees in general. Upon a Change in Control of Plains Resources or a Marketing Operations Disposition (as such terms are defined in the employment agreement), the term of the employment agreement will be automatically extended for three years, and if Mr. Pefanis' employment is terminated during the one-year period following either event by him for a Good Reason or by Plains Resources other than for death, disability or Cause (as such terms are defined in the employment agreement), he will be entitled to a lump sum severance amount equal to three times the sum of (i) his highest rate of annual base salary and (ii) the largest annual bonus paid during the three preceding years.

Long-Term Incentive Plan

     The General Partner has adopted the Plains All American Inc. 1998 Long-Term Incentive Plan (the "Long-Term Incentive Plan") for employees and directors of the General Partner and its affiliates who perform services for the Partnership. The Long-Term Incentive Plan consists of two components, a restricted unit plan (the "Restricted Unit Plan") and a unit option plan (the "Unit Option
Plan"). The Long-Term Incentive Plan currently permits the grant of Restricted Units and Unit Options covering an aggregate of 975,000 Common Units. The plan is administered by the Compensation Committee of the General Partner's Board of Directors.

     Restricted Unit Plan. A Restricted Unit is a "phantom" unit that entitles the grantee to receive a Common Unit upon the vesting of the phantom unit. As of March 22, 1999, an aggregate of approximately 500,000 Restricted Units have been granted to employees of the General Partner, including 60,000 and 30,000 units granted to Messrs. Pefanis and Coiner, respectively. The Compensation Committee may, in the future, determine to make additional grants under such plan to employees and directors containing such terms as the Compensation Committee shall determine. In general, Restricted Units granted to employees during the Subordination Period will vest only upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units. Grants made to non-employee directors of the General Partner will be eligible to vest prior to termination of the Subordination Period.

     If a grantee terminates employment or membership on the Board for any reason, the grantee's Restricted Units will be automatically forfeited unless, and to the extent, the Compensation Committee provides otherwise. Common Units to be delivered upon the "vesting" of rights may be Common Units acquired by the General Partner in the open market, Common Units already owned by the General Partner, Common Units acquired by the General Partner directly from the Partnership or any other person, or any combination of the foregoing. The General Partner will be entitled to reimbursement by the Partnership for the cost incurred in acquiring such Common Units. If the Partnership issues new Common Units upon vesting of the Restricted Units, the total number of Common Units outstanding will increase. Following the Subordination Period, the Compensation Committee, in its discretion, may grant tandem distribution equivalent rights with respect to Restricted Units.

     The issuance of the Common Units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon receipt of the Common Units, and the Partnership will receive no remuneration for such Units.

     Unit Option Plan. The Unit Option Plan currently permits the grant of options ("Unit Options") covering Common Units. No grants have been made under the Unit Option Plan. The Compensation Committee may, in the future, determine to make grants under such plan to employees and directors containing such terms as the Committee shall determine.

     Unit Options will have an exercise price equal to the fair market value of the Units on the date of grant. Unit Options granted during the Subordination Period will become exercisable automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units, unless a later vesting date is provided.

     Upon exercise of a Unit Option, the General Partner will acquire Common Units in the open market at a price equal to the then-prevailing price on the principal national securities exchange upon which the Common Units are then traded, or directly from the Partnership or any other person, or use Common Units already owned by the General Partner, or any combination of the foregoing. The General Partner will be entitled to reimbursement by the Partnership for the difference between the cost incurred by the General Partner in acquiring such Common Units and the proceeds received by the General Partner from an optionee at the time of exercise. Thus, the cost of the Unit Options will be borne by the Partnership. If the Partnership issues new Common Units upon exercise of the Unit Options, the total number of Common Units outstanding will increase, and the General Partner will remit to the Partnership the proceeds it received from the optionee upon exercise of the Unit Option to the Partnership.

     The Unit Option Plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of Common Unitholders.

     The General Partner's Board of Directors in its discretion may terminate the Long-Term Incentive Plan at any time with respect to any Common Units for which a grant has not theretofore been made. The General Partner's Board of Directors also has the right to alter or amend the Long-Term Incentive Plan or any part thereof from time to time, including increasing the number of Common Units with respect to which awards may be granted; provided, however, that no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of such participant.

Transaction Grant Agreements

     In addition to the grants made under the Restricted Unit Plan described above, the General Partner, at no cost to the Partnership, agreed to transfer approximately 325,000 of its affiliates' Common Units to certain key employees of the General Partner. Generally, approximately 72,000 of such Common Units will vest in each of the years ending December 31, 1999, 2000 and 2001 if the Operating Surplus generated in such year equals or exceeds the amount necessary to pay the Minimum Quarterly Distribution on all outstanding Common Units and the related distribution on the General Partner interest. If a tranche of Common Units does not vest in a particular year, such Common Units will vest at the time the Common Unit Arrearages for such year have been paid. In addition, approximately 36,000 of such Common Units will vest in each of the years ending December 31, 1999, 2000 and 2001 if the Operating Surplus generated in such year exceeds the amount necessary to pay the Minimum Quarterly Distribution on all outstanding Common Units and Subordinated Units and the related distribution on the General Partner interest. Any Common Units remaining unvested shall vest upon, and in the same proportion as, the conversion of Subordinated Units to Common Units. Notwithstanding the foregoing, all Common Units become vested if Plains All American Inc. is removed as General Partner of the Partnership prior to January 1, 2002. The compensation expense incurred in connection with these grants will be funded by the General Partner, without reimbursement by the Partnership. Of the 325,000 Common Units, 75,000 were allocated to Mr. Pefanis and 50,000 were allocated to Mr. Coiner.

Management Incentive Plan

     The General Partner has adopted the Plains All American Inc. Management Incentive Plan (the "Management Incentive Plan"). The Management Incentive
Plan is designed to enhance the financial performance of the General Partner's key employees by rewarding them with cash awards for achieving quarterly and/or annual financial performance objectives. The Management Incentive Plan is administered by the Compensation Committee. Individual participants and payments, if any, for each fiscal quarter and year are determined by and in the discretion of the Compensation Committee. Any incentive payments are at the discretion of the Compensation Committee, and the General Partner may amend or change the Management Incentive Plan at any time. The General Partner is entitled to reimbursement by the Partnership for payments and costs incurred under the plan.

Compensation of Directors

     Each director of the General Partner who is not an employee of the General Partner (a "Non-employee Director") is paid an annual retainer fee of $20,000, an attendance fee of $2,000 for each Board meeting he attends (excluding telephonic meetings), an attendance fee of $500 for each committee meeting or telephonic Board meeting he attends plus reimbursement for related out-of-pocket expenses. Messrs. Armstrong and Pefanis, as officers of the General Partner, are otherwise compensated for their services to the General Partner and therefore receive no separate compensation for their services as directors of the General Partner.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of March 22, 1999, regarding the beneficial ownership of Units held by (i) each person known by the General Partner to be the beneficial owner of 5% or more of the Units, (ii) each director and executive officer of the General Partner and (iii) by all directors and executive officers of the General Partner as a group.


                                                           Percentage Of                    Percentage of      Percentage
                                             Common            Common       Subordinated     Subordinated       Of Total
                                              Units            Units           Units            Units             Units
                                          Beneficially      Beneficially    Beneficially     Beneficially     Beneficially
       Name of Beneficial Owner               Owned            Owned           Owned            Owned             Owned
--------------------------------------   ---------------   --------------   ------------   ----------------   -------------
Plains All American Inc. (1)             6,974,239(2)           34.8%        10,029,619          100%             56.5%
Greg L. Armstrong                           18,000                 *                  -            -                 *
Harry N. Pefanis                            12,000                 *                  -            -                 *
Phillip D. Kramer                            6,000                 *                  -            -                 *
George R. Coiner                                 -                 -                  -            -                 -
Michael R. Patterson                         7,000                 *                  -            -                 *
Cynthia A. Feeback                             500                 *                  -            -                 *
Robert V. Sinnott                                -                 -                  -            -                 -
Arthur L. Smith                              7,500                 *                  -            -                 *
All directors and executive officers
   as a group (7 persons)                   51,000                 *                  -            -                 *

---------------------
*    Less than one percent
(1) The record holder of such Common Units and Subordinated Units is PAAI LLC, a wholly owned subsidiary of Plains All American Inc., the General Partner of the Partnership. Plains All American Inc. is a wholly owned subsidiary of Plains Resources Inc. The address for each is 500 Dallas, Suite 700, Houston, Texas 77002.
(2) Includes 325,000 Common Units to be transferred, subject to certain vesting conditions, to certain key employees of the General Partner pursuant to certain Transaction Grant Agreements.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Rights of the General Partner

     The General Partner and its affiliates own 6,974,239 Common Units and 10,029,619 Subordinated Units, representing an aggregate 55.4% limited partner interest in the Partnership. In addition, the General Partner owns an aggregate 2% general partner interest in the Partnership and the Partnership on a combined basis. Through the General Partner's ability, as general partner, to manage and operate the Partnership and the ownership of 6,974,239 Common Units and all of the outstanding Subordinated Units by the General Partner and its affiliates (effectively giving the General Partner the ability to veto certain actions of the Partnership), the General Partner has the ability to control the management of the Partnership.

Agreements Governing the Transactions

     In connection with the Transactions, the Partnership, the General Partner and certain other parties entered into the various documents and agreements to effect the Transactions, including the vesting of assets in, and the assumption of liabilities by, the Partnership, and the application of the proceeds of the IPO. See Item 1. "Business - Initial Public Offering and Concurrent Transactions".

Relationship with Plains Resources

  General

     The Partnership has extensive ongoing relationships with Plains Resources. These relationships include (i) Plains Resources' wholly owned subsidiary, Plains All American Inc., serving as General Partner of the Partnership, (ii) an Omnibus Agreement, providing for the resolution of certain conflicts arising from the conduct of the Partnership and Plains Resources of related businesses and for the General Partner's indemnification of the Partnership for certain matters and (iii) the Crude Oil Marketing Agreement with Plains Resources, providing for the marketing of Plains Resources' crude oil production.

  Transactions with Affiliates

     On the Closing Date, the Partnership and Plains Resources Inc. entered into the Crude Oil Marketing Agreement which provides for the marketing by the Partnership of Plains Resources' crude oil production for a fee of $0.20 per barrel. The Partnership paid Plains Resources approximately $4.1 for the purchase of crude oil under such agreement for the period from November 23, 1998 to December 31, 1998, and recognized approximately $120,000 of profit for such period.

     Prior to the Crude Oil Marketing Agreement, the Plains Midstream Subsidiaries marketed crude oil production of Plains Resources, its subsidiaries and its royalty owners. The Plains Midstream Subsidiaries paid approximately $83.4 million, $101.2 million and $100.5 million for the purchase of these products for the period from January 1, 1998 to November 22, 1998 and the years ended December 31, 1997 and 1996, respectively. In management's opinion, such purchases were made at prevailing market rates. The Plains Midstream Subsidiaries did not recognize a profit on the sale of the crude oil purchased from Plains Resources.

     The Partnership does not directly employ any persons to manage or operate its business. These functions are provided by employees of the General Partner and Plains Resources. The General partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the General Partner and Plains Resources for all direct and indirect costs of services provided, including the costs of employee, officer and director compensation and benefits properly allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership. The Partnership Agreement provides that the General Partner will determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs reimbursed to the General Partner and Plains Resources by the Partnership were approximately $0.5 million for the period from November 23, 1998 to December 31, 1998. Such costs include, (I) allocated personnel costs (such as salaries and employee benefits) of the personnel providing such services, (ii) rent on office space allocated to the General partner in Plains Resources' offices in Houston, Texas and (iii) out-of-pocket expenses related to the provision of such services.

     Plains Resources allocated certain general and administrative expenses to the Plains Midstream Subsidiaries during 1998, 1997 and 1996. The types of indirect expenses allocated to the Plains Midstream Subsidiaries during this period were office rent, utilities, telephone services, data processing services, office supplies and equipment maintenance. Direct expenses allocated by Plains Resources were primarily salaries and benefits of employees engaged in the business activities of the Plains Midstream Subsidiaries.

  Indemnity from the General Partner

     In connection with the acquisition of the All American Pipeline and the SJV Gathering System, Wingfoot agreed to indemnify the General Partner for certain environmental and other liabilities. The indemnity is subject to limits of (i) $10 million with respect to matters of corporate authorization and title to shares, (ii) $21.5 million with respect to condition of rights of way, lease rights and undisclosed liabilities and litigation and (iii) $30 million with respect to environmental liabilities resulting from certain undisclosed and pre-existing conditions. Wingfoot has no liability, however, until the aggregate amount of losses, with respect to each such limit, is in excess of $1 million. The indemnities will remain in effect for a two year period after the date of the acquisition, with the exception of the environmental indemnity, which will remain in effect for a period of three years after the date of the Acquisition. The environmental indemnity is also subject to certain sharing ratios which change based on whether the claim is made in the first, second or third year of the indemnity as well as the amount of such claim. The Partnership has also agreed to be solely responsible for the cumulative aggregate amount of losses resulting from an oil leak from the All American Pipeline that occurred in 1997 to the extent such losses do not exceed $350,000. Any costs in excess of $350,000 will be applied to the $1 million deductible for the Wingfoot environmental indemnity. The General Partner has agreed to indemnify the Partnership for environmental and other liabilities to the extent it is indemnified by Wingfoot.

     Plains Resources has agreed to indemnify the Partnership for environmental liabilities related to the assets of the Plains Midstream Subsidiaries transferred to the Partnership that arose prior to closing and are discovered within three years after closing (excluding liabilities resulting from a change in law after closing). Plains Resources' indemnification obligation is capped at $3 million.


                                    PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (1)  Financial Statements

       The financial statements filed as part of this report are listed in the "Index to Consolidated Financial Statements" on Page F-1 hereof.

(2) Exhibits
     3.1 +      --Second Amended and Restated Agreement of Limited Partnership of Plains All American
                  Pipeline, L.P. dated as of November 23, 1998.

     3.2 +      --Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P.  dated as of November 23, 1998.

     3.3 +      --Amended and Restated Agreement of Limited Partnership of All American Pipeline, L.P.
                  dated as of November 23, 1998.

     3.4        --Certificate of Limited Partnership of Plains All American Pipeline, L.P. (incorporated by reference to Exhibit 3.4 to Registration Statement, file No. 333-64107).

     3.5 +      --Certificate of Limited Partnership of Plains Marketing, L.P. dated as of November 10, 1998.

     3.6 +      --Articles of Conversion of All American Pipeline Company dated as of November 10, 1998.

     10.1 +     --Credit Agreement among All American Pipeline, L.P., Plains All American Pipeline, L.P., Plains Marketing, L.P.,
                  ING (U.S.) Capital Corporation and certain other banks dated as of November 17, 1998.

     10.2 +     --Amended and Restated Credit Agreement among Plains Marketing, L.P., Plains All American Pipeline, L.P.,
                  All American Pipeline, L.P., BankBoston, N.A., and certain other banks dated as of November 17, 1998.

     10.3 +     --Contribution, Conveyance and Assumption Agreement among Plains All American Pipeline, L.P. and certain other parties dated as of November 23, 1998.

    *10.4 +     --Plains All American Inc., 1998 Long-Term Incentive Plan.

    *10.5 +     --Plains All American Inc., 1998 Management Incentive Plan.

    *10.6 +     --Employment Agreement between Plains Resources Inc. and Harry N. Pefanis dated as of November 23, 1998.

     10.7 +     --Crude Oil Marketing Agreement among Plains Resources Inc., Plains Illinois Inc., Stocker Resources, L.P.,
                  Calumet Florida, Inc. and Plains Marketing, L.P. dated as of November 23, 1998.

     10.8 +     --Omnibus Agreement among Plains Resources Inc., Plains All American Pipeline, L.P., Plains Marketing, L.P.,
                  All American Pipeline, L.P. and Plains All American Inc. dated as of November 23, 1998.

     10.9 +     --Transportation Agreement dated July 30, 1993 between All American Pipeline Company and Exxon Company, U.S.A.
                  (incorporated by reference to Exhibit 10.9 to Registration Statement, file No. 333-64107).

     10.10      --Transportation Agreement dated August 2, 1993 between All American Pipeline Company and Texaco Trading and
                  Transportation Inc., Chevron U.S.A. and Sun Operating Limited Partnership (incorporated by reference to
                  Exhibit 10.10 to Registration Statement, file No. 333-64107).

     *10.11     --Form of Transaction Grant Agreement (Deferred Payment) (incorporated by reference to Exhibit 10.11 to Registration
                  Statement, file No. 333-64107).

     *10.12     --Form of Transaction Grant Agreement (Payment on Vesting) (incorporated by reference to Exhibit 10.12 to
                  Registration Statement, file No. 333-64107).

      10.13 +   --First Amendment to Contribution, Conveyance and Assumption Agreement dated as of December 15, 1998

      10.14 +   --First Amendment dated as of March 18, 1999, to Credit Agreement among All American Pipeline, L.P., Plains All
                  American Pipeline, L.P., Plains Marketing, L.P., ING (U.S.) Capital Corporation and certain other banks.

      10.15 +   --First Amendment dated as of March 18, 1999, to Amended and Restated Credit Agreement among Plains Marketing,
                  L.P., Plains All American Pipeline, L.P., All American Pipeline, L.P., BankBoston, N.A. and certain other banks.

      10.16 +   --Agreement for Purchase and Sale of Membership Interest in Scurlock Permian LLC between Marathon Ashland LLC and Plains Marketing, L.P. dated as of  March 17, 1999.

      21.1     --List of subsidiaries of the Partnership (incorporated by reference to Exhibit 21.1 to Registration Statement, file No. 333-64107).

      27.1 +   --Financial Data Schedule

---------------------
+ Filed herewith
* Management contract or compensatory plan or arrangement

  (b)  Reports on Form 8-K

     None

     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                PLAINS ALL AMERICAN PIPELINE, L.P..

                                By:  PLAINS ALL AMERICAN INC.,
                                      Its General Partner


Date: March 31, 1999            By:   /s/  Phillip D. Kramer
                                      ------------------------------------------
                                      Phillip D. Kramer,
                                      Executive Vice President and
                                      Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 31, 1999            By:   /s/ Greg L. Armstrong
                                      ------------------------------------------
                                      Greg L. Armstrong, Chairman of the Board,
                                      Chief Executive Officer and
                                      Director of the General Partner
                                      (Principal Executive Officer)


Date: March 31, 1999            By:   /s/ Harry N. Pefanis
                                      ------------------------------------------
                                      Harry N. Pefanis, President,
                                      Chief Operating Officer and Director
                                      of the General Partner


Date: March 31, 1999            By:   /s/ Phillip D. Kramer
                                      ------------------------------------------
                                      Phillip D. Kramer, Executive Vice
                                      President and Chief Financial Officer
                                      (Principal Financial Officer) of
                                      the General Partner


Date: March 31, 1999            By:   /s/ Cynthia A. Feeback
                                      ------------------------------------------
                                      Cynthia A. Feeback, Treasurer
                                      (Principal Accounting Officer) of the
                                      General Partner


Date: March 31, 1999            By:   /s/ Robert V. Sinnott
                                      ------------------------------------------
                                      Robert V. Sinnott, Director of the General
                                      Partner



Date: March 31, 1999            By:   /s/ Arthur L. Smith
                                      ------------------------------------------
                                      Arthur L. Smith, Director of the General
                                      Partner

            INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
  CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS                                                                Page
Report of Independent Accountants                                                                               F-2
Consolidated and Combined Balance Sheets as of December 31, 1998 and 1997 (Predecessor)                         F-3
Consolidated and Combined Statements of Income:
  For the period from inception (November 23, 1998) to December 31, 1998
  For the period from January 1, 1998 to November 22,1998, and
     the years ended December 31, 1997 and 1996 (Predecessor)                                                   F-4
Consolidated and Combined Statements of Cash Flows:
  For the period from inception (November 23, 1998) to December 31, 1998
  For the period from January 1, 1998 to November 22, 1998, and
     the years ended December 31, 1997 and 1996 (Predecessor)                                                   F-5
Consolidated Statement of Changes in Partners' Equity for the period from
     inception (November 23, 1998) to December 31, 1998                                                         F-6
Notes to Consolidated and Combined Financial Statements                                                         F-7

All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of the General Partner and the Unitholders of Plains All American Pipeline, L.P.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of income, of changes in partners' equity and of cash flows present fairly, in all material respects, the consolidated financial position of Plains All American Pipeline, L.P. and subsidiaries (the "Partnership") at December 31, 1998 and the consolidated results of their operations and their cash flows for the period from inception (November 23, 1998) to December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

In our opinion, the accompanying combined balance sheet and related combined statements of income and of cash flows of the Plains Midstream Subsidiaries, the predecessor entity of the Partnership, present fairly, in all material respects, the combined financial position of the Plains Midstream Subsidiaries at December 31, 1997 and the combined results of their operations and their cash flows for the period from January 1, 1998 to November 22, 1998 and the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plains Midstream Subsidiaries' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


PricewaterhouseCoopers LLP


Houston, Texas
March 29, 1999

                            PLAINS RESOURCES INC. AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEETS
                              (in thousands, except share data)

                                                                                                     December 31,
                                                                                              -----------------------------
                                                                                                   1998           1997
                                                                                              -------------  --------------
                                                                                                             (Predecessor)
                                            ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                          $  5,503        $      2
Accounts receivable                                                                                 119,514          96,319
Due from affiliates                                                                                   3,022               -
Inventory                                                                                            37,711          18,909
Prepaid expenses and other                                                                            1,101             197
                                                                                                   --------        --------
Total current assets                                                                                166,851         115,427
                                                                                                   --------        --------

PROPERTY AND EQUIPMENT
Crude oil pipeline, gathering and terminal assets                                                   378,254          35,591
Other property and equipment                                                                            581             698
                                                                                                   --------        --------
                                                                                                    378,835          36,289
Less allowance for depreciation and amortization                                                       (799)         (3,903)
                                                                                                   --------        --------
                                                                                                    378,036          32,386
                                                                                                   --------        --------

OTHER ASSETS
Pipeline linefill                                                                                    54,511               -
Other                                                                                                10,810           1,806
                                                                                                   --------        --------
                                                                                                   $610,208        $149,619
                                                                                                   ========        ========

                             LIABILITIES AND PARTNERS' EQUITY

CURRENT LIABILITIES
Accounts payable and other current liabilities                                                     $135,713        $ 86,415
Interest payable                                                                                      1,267              50
Due to affiliates                                                                                    10,790           8,945
Notes payable                                                                                         9,750          18,000
                                                                                                   --------        --------
Total current liabilities                                                                           157,520         113,410

LONG-TERM LIABILITIES
Bank debt                                                                                           175,000               -
Due to affiliates                                                                                         -          28,531
Payable in lieu of deferred taxes                                                                         -           1,703
Other                                                                                                    45               -
                                                                                                   --------        --------
Total liabilities                                                                                   332,565         143,644
                                                                                                   --------        --------
COMMITMENTS AND CONTINGENCIES (NOTE 8)

COMBINED EQUITY                                                                                           -           5,975
                                                                                                   --------        --------
PARTNERS' EQUITY
Common unit holders (20,059,239 units outstanding)                                                  256,997               -
Subordinated unit holders (10,029,619 units outstanding)                                             19,454               -
General partner                                                                                       1,192               -
                                                                                                   --------        --------
                                                                                                    277,643               -
                                                                                                   --------        --------
                                                                                                   $610,208        $149,619
                                                                                                   ========        ========

         See notes to consolidated and combined financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                 (in thousands, except unit and per unit data)

                                                       NOVEMBER 23,        JANUARY 1,
                                                         1998 TO            1998 TO          YEAR ENDED DECEMBER 31,
                                                       DECEMBER 31,        NOVEMBER 22,    ----------------------------
                                                          1998                1998             1997            1996
                                                       ------------        ------------    -----------     ------------
                                                                           (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)
REVENUES                                                $  176,445          $  953,244      $  752,522      $  531,698

COST OF SALES
  AND OPERATIONS                                           168,946             922,263         740,042         522,167
                                                        ----------          ----------      ----------      ----------
Gross Margin                                                 7,499              30,981          12,480           9,531
                                                        ----------          ----------      ----------      ----------

EXPENSES
General and administrative                                     771               4,526           3,529           2,974
Depreciation and amortization                                1,192               4,179           1,165           1,140
                                                        ----------          ----------      ----------      ----------
Total expenses                                               1,963               8,705           4,694           4,114
                                                        ----------          ----------      ----------      ----------
Operating income                                             5,536              22,276           7,786           5,417

Interest expense                                             1,371               8,492             894               -
Related party interest expense                                   -               2,768           3,622           3,559
Interest and other income                                       12                 572             138              90
                                                        ----------          ----------      ----------      ----------
Net income before provision
 in lieu of income taxes                                     4,177              11,588           3,408           1,948
Provision in lieu of income taxes                                -               4,563           1,268             726
                                                        ----------          ----------      ----------      ----------
NET INCOME                                              $    4,177          $    7,025      $    2,140      $    1,222
                                                        ==========          ==========      ==========      ==========

BASIC AND DILUTED
 NET INCOME PER
 LIMITED PARTNER UNIT                                   $     0.14          $     0.40      $     0.12      $     0.07
                                                        ==========          ==========      ==========      ==========

WEIGHTED AVERAGE NUMBER
 OF UNITS OUTSTANDING                                   30,088,858          17,003,858      17,003,858      17,003,858
                                                        ==========          ==========      ==========      ==========

         See notes to consolidated and combined financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                (in thousands)


                                                       NOVEMBER 23,        JANUARY 1,
                                                         1998 TO            1998 TO          YEAR ENDED DECEMBER 31,
                                                       DECEMBER 31,        NOVEMBER 22,    ----------------------------
                                                          1998                1998             1997            1996
                                                       ------------        ------------    -----------     ------------
                                                                           (PREDECESSOR)   (PREDECESSOR)   (PREDECESSOR)
CASH FLOWS FROM
 OPERATING ACTIVITIES
Net income                                              $    4,177          $    7,025      $    2,140      $    1,222
Items not affecting cash flows
 from operating activities:
   Depreciation and amortization                             1,192               4,179           1,165           1,140
   (Gain) loss on sale of
    property and equipment                                       -                 117             (28)            (34)
   Change in payable in lieu of deferred taxes                   -               4,108           1,131             706
   Other non cash items                                         45                   -               -               -
Change in assets and liabilities, net of Acquisition:
   Accounts receivable                                     (10,203)             38,794         (10,415)        (38,771)
   Inventory                                               (14,805)             (3,336)        (16,450)            435
   Prepaid expenses and other                                  (42)             (1,296)            (39)             41
   Accounts payable and
    other current liabilities                               33,008             (30,511)          9,577          35,994
   Interest payable                                          1,267                 (39)             50               -
   Pipeline linefill                                        (6,247)              2,343               -               -
                                                        ----------          ----------      ----------      ----------
   Net cash provided by (used in)
    operating activities                                     8,392              21,384         (12,869)            733
                                                        ----------          ----------      ----------      ----------
CASH FLOWS FROM
 INVESTING ACTIVITIES
Acquisition (see Note 2):                                        -            (394,026)              -               -
Additions to property and equipment                         (2,887)             (5,528)           (678)         (3,346)
Disposals of property and equipment                              -                   8              85              97
Additions to other assets                                     (202)                (65)         (1,261)            (36)
                                                        ----------          ----------      ----------      ----------
Net cash used in investing activities                       (3,089)           (399,611)         (1,854)         (3,285)
                                                        ----------          ----------      ----------      ----------
CASH FLOWS FROM
 FINANCING ACTIVITIES
Advances from (payments to) affiliates                      (1,174)              3,349          (3,679)          2,759
Debt issue costs incurred in connection
 with Acquisition (see Note 2)                                  -              (9,938)              -               -
Proceeds from initial public offering (see Note 1)         244,690                   -               -               -
Distributions upon formation (see Note 1)                 (241,690)                  -               -               -
Payment of formation costs                                  (3,000)                  -               -               -
Cash balance at formation                                      224                   -               -               -
Proceeds from long-term debt                                     -             331,300               -               -
Proceeds from short-term debt                                1,150              30,600          39,000               -
Principal payments of long-term debt                             -             (39,300)              -               -
Principal payments of short-term debt                            -             (40,000)        (21,000)              -
Capital contribution from Parent                                 -             113,700               -               -
Dividend to Parent                                               -              (3,557)              -               -
                                                        ----------          ----------      ----------      ----------
Net cash provided by financing activities                      200             386,154          14,321           2,759
                                                        ----------          ----------      ----------      ----------
Net increase (decrease) in cash
 and cash equivalents                                        5,503               7,927            (402)            207
Cash and cash equivalents, beginning of period                   -                   2             404             197
                                                        ----------          ----------      ----------      ----------
Cash and cash equivalents, end of period                $    5,503          $    7,929      $        2      $      404
                                                        ==========          ==========      ==========      ==========

         See notes to consolidated and combined financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
             CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' EQUITY
    FOR THE PERIOD FROM INCEPTION (NOVEMBER 23, 1998) TO DECEMBER 31, 1998
                                (in thousands)


                                                                                                                       Total
                                                                                                         General      Partners'
                                                  Common Units                Subordinated Units         Partner       Equity
                                              ----------------------          -------------------       ---------    ----------
                                                Units        Amount             Units     Amount          Amount       Amount
                                              ----------   ---------          ---------  --------        ---------   ----------

Issuance of units to public                     13,085     $241,690                      $      -        $       -    $ 241,690

Contribution of assets and
  debt assumed                                   6,974      108,253              10,030   155,680            9,533      273,466

Distribution at time
  of formation                                              (95,675)                     (137,590)          (8,425)    (241,690)

Net income for the period
  from November 23, 1998
  to December 31, 1998                                         2,729                       1,364                84        4,177
                                              ----------   ---------          ---------  --------        ---------   ----------
BALANCE AT
  DECEMBER 31, 1998                               20,059   $ 256,997             10,030  $ 19,454         $  1,192   $  277,643
                                              ==========   =========          =========  ========        =========   ==========


         See notes to consolidated and combined financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES


            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

Note 1--Organization and Significant Accounting Policies

  Organization

     Plains All American Pipeline, L.P. (the "Partnership") is a Delaware limited partnership that was formed in the third quarter of 1998, to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. ("Plains Resources") and its wholly owned subsidiaries (the "Plains Midstream Subsidiaries" or the "Predecessor"). The operations of the Partnership are conducted through Plains Marketing, L.P. and All American Pipeline, L.P. (collectively referred to as the "Operating Partnerships"). Plains All American Inc., one of the Plains Midstream Subsidiaries, is the general partner ("General Partner") of the Partnership and the Partnership. The Partnership is engaged in interstate and intrastate crude oil pipeline transportation and crude oil terminalling and storage activities and gathering and marketing activities. The Partnership's operations are concentrated in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

  The Partnership owns and operates a 1,233-mile seasonally heated, 30-inch, common carrier crude oil pipeline extending from California to West Texas (the "All American Pipeline") and a 45-mile, 16-inch, crude oil gathering system in the San Joaquin Valley of California (the "SJV Gathering System"), both of which the General Partner purchased from Wingfoot Ventures Seven, Inc. ("Wingfoot"), a wholly owned subsidiary of The Goodyear Tire & Rubber Company ("Goodyear") in July 1998 for approximately $400 million (the "Acquisition") (See Note 2). The Partnership also owns and operates a two million barrel, above-ground crude oil terminalling and storage facility in Cushing, Oklahoma, (the "Cushing Terminal").

  Initial Public Offering and Concurrent Transactions

     On November 23, 1998, the Partnership completed an initial public offering (the "IPO") of 13,085,000 common units representing limited partner interests (the "Common Units") and received therefrom net proceeds of approximately $244.7 million. Concurrently with the closing of the IPO, certain transactions described in the following paragraphs were consummated in connection with the formation of the Partnership. Such transactions and the transactions which occurred in conjunction with the IPO are referred to herein as the "Transactions."

    Certain of the Plains Midstream Subsidiaries were merged into Plains Resources, which sold the assets of these subsidiaries to the Partnership in exchange for $64.1 million and the assumption of $11.0 million of related indebtedness. At the same time, the General Partner conveyed all of its interest in the All American Pipeline and the SJV Gathering System, which it acquired in July 1998 for approximately $400 million, to the Partnership in exchange for (i) 6,974,239 Common Units, 10,029,619 Subordinated Units and an aggregate 2% general partner interest in the Partnership, (ii) the right to receive Incentive Distributions as defined in the Partnership agreement; and (iii) the assumption by the Partnership of $175 million of indebtedness incurred by the General Partner in connection with the acquisition of the All American Pipeline and the SJV Gathering System.

     In addition to the $64.1 million paid to Plains Resources, the Partnership distributed approximately $177.6 million to the General Partner and used approximately $3 million of the remaining proceeds to pay expenses incurred in connection with the Transactions. The General Partner used $121.0 million of the cash distributed to it to retire the remaining indebtedness incurred in connection with the acquisition of the All American Pipeline and the SJV Gathering System and to pay other costs associated with the Transactions. The balance, $56.6 million, was distributed to Plains Resources, which used the cash to repay indebtedness and for other general corporate purposes.

     In addition, concurrently with the closing of the IPO, the Partnership entered into a $225 million bank credit agreement (the "Bank Credit
Agreement") that includes a $175 million term loan facility (the "Term Loan Facility") and a $50 million revolving credit facility (the "Revolving Credit Facility"). The Partnership may borrow up to $50 million under the Revolving Credit Facility for acquisitions, capital improvements, working capital and general business purposes. At closing, the Partnership had $175 million outstanding under the Term Loan Facility, representing indebtedness assumed from the General Partner.

  Basis of Consolidation and Presentation

     The accompanying financial statements and related notes present the consolidated financial position as of December 31, 1998, of the Partnership and the results of its operations, cash flows and changes in partners' equity for the period from

November 23, 1998 to December 31, 1998. The combined financial statements of the Predecessor include the accounts of the Plains Midstream Subsidiaries. All significant intercompany transactions have been eliminated.

  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates are reasonable, actual results could differ from these estimates.

  Revenue Recognition

     Gathering and marketing revenues are accrued at the time title to the product sold transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser, and purchases are accrued at the time title to the product purchased transfers to the Partnership, which typically occurs upon receipt of the product by the Partnership. Terminalling and storage revenues are recognized at the time service is performed. As a regulated interstate pipeline, revenues for the transportation of crude oil on the All American Pipeline are recognized based upon Federal Energy Regulatory Commission and the Public Utilities Commission of the State of California filed tariff rates and the related transported volumes. Tariff revenue is recognized at the time such volume is delivered.

  Cost of Sales and Operations

     Cost of sales consists of the cost of crude oil and field and pipeline operating expenses. Field and pipeline operating expenses consist primarily of fuel and power costs, telecommunications, labor costs for pipeline field personnel, maintenance, utilities, insurance and property taxes.

  Cash and Cash Equivalents

     Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid instruments. The Predecessor's cash management program resulted in book overdraft balances which have been reclassified to current liabilities.

  Inventory

     Inventory consists of crude oil in pipelines and in storage tanks which is valued at the lower of cost or market, with cost determined using the average cost method.

  Property and Equipment and Pipeline Linefill

  Property and equipment is stated at cost and consists primarily of (i) crude oil pipelines and pipeline facilities (primarily the All American Pipeline and SJV Gathering System), (ii) crude oil terminal and storage facilities (primarily the Cushing Terminal), and (iii) trucking equipment, injection stations and other. Other property and equipment consists primarily of office furniture and fixtures and computer equipment and software. Depreciation is computed using the straight-line method over estimated useful lives as follows: (i) crude oil pipelines - 40 years, (ii) crude oil pipeline facilities - 25 years, (iii) crude oil terminal and storage facilities - 30 to 40 years, (iv) trucking equipment, injection stations and other - 5 to 10 years and (v) other property and equipment - 5 to 7 years. Acquisitions and improvements are capitalized; maintenance and repairs are expensed as incurred. Net gains or losses on property and equipment disposed of is included in interest and other income.

     Pipeline linefill is recorded at cost and consists of crude oil linefill used to pack a pipeline such that when an incremental barrel enters a pipeline if forces a barrel out at another location. The Partnership owns approximately
5.0 million barrels of crude oil that is used to maintain the All American Pipeline's linefill requirements. Proceeds from the sale and repurchase of pipeline linefill are reflected as cash flows from operating activities in the accompanying consolidated and combined statements of cash flows.

 The following is a summary of the components of property and equipment:


                                                                    December 31,
                                                          --------------------------------
                                                               1998               1997
                                                          ------------       -------------
                                                                   (in thousands)
        Crude oil pipelines                                $  268,219           $        -
        Crude oil pipeline facilities                          70,870                    -
        Crude oil storage and terminal facilities              34,606               33,491
        Trucking equipment, injection stations and other        5,140                2,798
                                                            ---------           ----------
                                                              378,835               36,289
        Less accumulated depreciation and amortization           (799)              (3,903)
                                                            ---------           ----------
                                                           $  378,036           $   32,386
                                                            =========           ==========

  Impairment of Long-Lived Assets

  Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value in accordance with Statement of Financial Accounting Standards No. 121. Fair value is generally determined from estimated discounted future net cash flows.

  Other Assets

  Other assets consist of the following:

                                                       December 31,
                                                -----------------------
                                                  1998            1997
                                                --------        -------
                                                    (in thousands)
        Debt issue costs                        $ 10,171        $   232
        Goodwill and other                         1,134          2,096
                                                 -------         ------
                                                $ 11,305        $ 2,328
        Accumulated amortization                $   (495)       $  (522)
                                                 -------         ------
                                                $ 10,810        $ 1,806
                                                 =======         ======

     Costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the straight-line method over the term of the related debt. The increase in debt issue costs is due to the IPO and the acquisition of the All American Pipeline and the SJV Gathering System. Goodwill was recorded as the amount of the purchase price in excess of the fair value of certain transportation and crude oil gathering assets purchased by the Predecessor and is amortized using the straight-line method over a period of twenty years.

  Federal Income Taxes

     No provision for income taxes related to the operations of the Partnership is included in the accompanying consolidated financial statements because, as a partnership, it is not subject to Federal or state income tax and the tax effect of it's activities accrues to the Unitholders. Net earnings for financial statement purposes may differ significantly from taxable income reportable to Unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the Partnership agreement. Individual Unitholders will have different investment bases depending upon the timing and price of acquisition of partnership units. Further, each Unitholder's tax accounting, which is partially dependent upon his/her tax position, may differ from the accounting followed in the consolidated financial statements. Accordingly, there could be significant differences between each individual Unitholder's tax basis and his/her share of the net assets reported in the consolidated financial statements. The Partnership does not have access to information about each individual Unitholder's tax attributes in the Partnership, and the aggregate tax bases cannot be readily determined. Accordingly, management does not believe that, in the Partnership's circumstances, the aggregate difference would be meaningful information.

  The Predecessor is included in the combined federal income tax return of Plains Resources. Income taxes are calculated as if the Predecessor had filed a return on a separate company basis utilizing a federal statutory rate of 35%. Payables in lieu of deferred taxes represent deferred tax liabilities which are recognized based on the temporary differences between the tax basis of the Predecessor's assets and liabilities and the amounts reported in the financial statements. These amounts were owed to Plains Resources. Current amounts payable were also owed to Plains Resources and are included in due to affiliates in the accompanying combined balance sheet of the Predecessor.

  Hedging

  The Partnership and Predecessor utilize various derivative instruments, for purposes other than trading, to hedge their exposure to price fluctuations on crude in storage and expected purchases, sales and transportation of crude oil. The derivative instruments consist primarily of futures and option contracts traded on the New York Mercantile Exchange ("NYMEX") and crude oil swap contracts entered into with financial institutions. The Partnership also utilizes interest rate swaps to manage the interest rate exposure on its long-term debt.

     These derivative instruments qualify for hedge accounting as they reduce the price risk of the underlying hedged item and are designated as a hedge at inception. Additionally, the derivatives result in financial impacts which are inversely correlated to those of the items being hedged. This correlation, generally in excess of 80%, (a measure of hedge effectiveness) is measured both at the inception of the hedge and on an ongoing basis. If correlation ceases to exist, the Partnership would discontinue hedge accounting and apply mark to market accounting. Gains and losses on the termination of hedging instruments are deferred and recognized in income as the impact of the hedged item is recorded.

  Unrealized changes in the market value of crude oil hedge contracts are not generally recognized in the Partnership's and Predecessor's Statements of Income until the underlying hedged transaction occurs. The financial impacts of crude oil hedge contracts are included in the Partnership's and Predecessor's statements of income as a component of revenues. Such financial impacts are offset by gains or losses realized in the physical market. Cash flows from crude oil hedging activities are included in operating activities in the accompanying statements of cash flows. Net deferred gains and losses on futures contracts, including closed futures contracts, entered into to hedge anticipated crude oil purchases and sales are included in accounts payable and accrued liabilities in the accompanying balance sheets. Deferred gains or losses from inventory hedges are included as part of the inventory costs and recognized when the related inventory is sold.

  Amounts paid or received from interest rate swaps are charged or credited to interest expense and matched with the cash flows and interest expense of the long-term debt being hedged, resulting in an adjustment to the effective interest rate.

  Net income per unit

     Basic and diluted net income per unit is determined by dividing net income, after deducting the General Partner's 2% interest, by the weighted average number of outstanding Common Units and Subordinated Units (a total of 30,088,858 units as of December 31, 1998). For periods prior to November 23, 1998, such units are equal to the Common and Subordinated Units received by the General Partner in exchange for assets contributed to the Partnership.

  Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. For fair value hedge transactions in which the Partnership is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Partnership is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The Partnership is required to adopt this statement beginning in 2000. The Partnership has not yet determined the affect that the adoption of SFAS 133 will have on its financial position or results of operations

  In November 1998, the Emerging Issues Task Force ("EITF") released Issue No. 98-10, "Accounting for Energy Trading and Risk Management Activities". EITF 98-10 deals with entities that enter into derivatives and other third-party contracts for the purchase and sale of a commodity in which they normally do business (for example, crude oil and natural gas). The EITF reached a consensus that energy trading contracts should be measured at fair value determined as of the balance sheet date with the gains and losses included in earnings and separately disclosed in the financial statements or footnotes thereto. The EITF acknowledged that determining whether or when an entity is involved in energy trading activities is a matter of judgment that depends on the relevant facts and circumstances. As such, certain factors or indicators have been identified by the EITF which should be considered in evaluating whether an operation's energy contracts are entered into for trading purposes. EITF 98-10 is required to be applied to financial statements issued by the Partnership beginning in 1999. The adoption of this consensus is not expected to have a material impact on the Partnership's results of operations or financial position.

Note 2--Acquisition

  On July 30, 1998, the Predecessor acquired all of the outstanding capital stock of the All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company (collectively the "Celeron
Companies") from Wingfoot, a wholly owned subsidiary of Goodyear, for approximately $400 million, including transaction costs. The principal assets of the entities acquired include the All American Pipeline and the SJV Gathering System, as well as other assets related to such operations. The acquisition was accounted for utilizing the purchase method of accounting with the assets, liabilities and results of operations included in the combined financial statements of the Predecessor effective July 30, 1998. The following unaudited pro forma information is presented to show the pro forma revenues and net income had the acquisition been consummated on January 1, 1997.


                                                January 1,          Year
                                                  1998 to          Ended
                                                November 22,    December 31,
                                                   1998             1997
                                               -----------      -----------
                                                      (in thousands)

        Revenues                                $ 1,390,893     $ 1,744,840
                                                ===========     ===========
        Net income (loss)                       $    14,448     $   (17,039)
                                                ===========     ===========
        Basic and diluted net income (loss)
          per limited partner unit              $      0.83     $     (0.98)
                                                ===========     ===========


  The pro forma net loss for the year ended December 31, 1997, includes a non-cash impairment charge of $64.2 million related to the writedown of pipeline assets and linefill by Wingfoot in connection with the sale of the Celeron Companies by Goodyear to the Predecessor. Based on the Predecessor's purchase price allocation to property and equipment and pipeline linefill, an impairment charge would not have been required had the Predecessor actually acquired the Celeron Companies effective January 1, 1997. Excluding this impairment charge, the Predecessor's pro forma net income for 1997 would have been $23.4 million ($1.35 per basic and diluted limited partner unit).

     The acquisition was accounted for utilizing the purchase method of accounting and the purchase price was allocated in accordance with Accounting Principles Board Opinion No. 16 as follows (in thousands):


        Crude oil pipeline, gathering and terminal assets       $ 392,528
        Other assets (debt issue costs)                             6,138
        Net working capital items (excluding cash received
          of $7,481)                                                1,498
                                                                 --------
                                                                $ 400,164
                                                                 ========

  Financing for the acquisition was provided through (i) a $325 million, limited recourse bank facility and (ii) an approximate $114 million capital contribution by Plains Resources. Actual borrowings at closing were $300 million.

Note 3 - Credit Facilities

  Bank Credit Agreement. The Partnership has a $225 million Bank Credit Agreement which consists of the $175 million Term Loan Facility and the $50 million Revolving Credit Facility. The $50 million Revolving Credit Facility is used for capital improvements and working capital and general business purposes and contains a $10 million sublimit for letters of credit issued for general corporate purposes. The Bank Credit Agreement is collateralized by a lien on substantially all of the assets of the Partnership.

  The Term Loan Facility bears interest at the Partnership's option at either
(i) the Base Rate, as defined, or (ii) reserve-adjusted LIBOR plus an applicable margin. The Partnership has two ten year interest rate swaps (subject to cancellation by the counterparty after seven years) aggregating $175 million notional principal amount which fix the LIBOR portion of the interest rate (not including the applicable margin) at a weighted average rate of approximately 5.24%. Borrowings under the Revolving Credit Facility bear interest at the Partnership's option at either (i) the Base Rate, as defined, or (ii) reserve-adjusted LIBOR plus an applicable margin. The Partnership incurs a commitment fee on the unused portion of the Revolving Credit Facility and, with respect to each issued letter of credit, an issuance fee.

  At December 31, 1998, the Partnership had $175 million outstanding under the Term Loan Facility, which amount represents indebtedness assumed from the General Partner. The Term Loan Facility matures in seven years, and no principal is scheduled for payment prior to maturity. The Term Loan Facility may be prepaid at any time without penalty. The Revolving Credit Facility expires in two years. All borrowings for working capital purposes outstanding under the Revolving Credit Facility must be reduced to no more than $8 million for at least 15 consecutive days during each fiscal year. At December 31, 1998, there are no amounts outstanding under the Revolving Credit Facility.

  Letter of Credit Facility.   In connection with the IPO, the Partnership
entered into a $175 million letter of credit and borrowing facility with BankBoston, N.A. ("BankBoston"), ING (U.S.) Capital Corporation ("ING
Baring") and certain other lenders (the "Letter of Credit Facility"), which replaced the Predecessor's similar facility. The purpose of the Letter of Credit Facility is to provide (i) standby letters of credit to support the purchase and exchange of crude oil for resale and (ii) borrowings to finance crude oil inventory which has been hedged against future price risk or has been designated as working inventory. The Letter of Credit Facility is collateralized by a lien on substantially all of the assets of the Partnership. Aggregate availability under the Letter of Credit Facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain current assets and current liabilities of the Partnership, primarily crude oil inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil. At December 31, 1998, the borrowing base under the Letter of Credit Facility was approximately $175 million.

     The Letter of Credit Facility has a $40 million sublimit for borrowings to finance crude oil purchased in connection with operations at the Partnership's crude oil terminal and storage facilities. All purchases of crude oil inventory financed are required to be hedged against future price risk on terms acceptable to the lenders. At December 31, 1998, approximately $9.8 million was outstanding under the sublimit. The interest rate in effect at December 31, 1998 was 6.8%. At December 31, 1997, approximately $18 million in borrowings was outstanding under a similar sublimit under the Predecessor's credit facility.

  Letters of credit under the Letter of Credit Facility are generally issued for up to 70 day periods. Borrowings bear interest at the Partnership's option at either (i) the Base Rate (as defined) or (ii) reserve-adjusted LIBOR plus the applicable margin. The Partnership incurs a commitment fee on the unused portion of the borrowing sublimit under the Letter of Credit Facility and an issuance fee for each letter of credit issued. The Letter of Credit Facility expires July 31, 2001.

     At December 31, 1998 and 1997, there were outstanding letters of credit of approximately $62 million and $38 million, respectively, issued under the Letter of Credit Facility and the Predecessor's letter of credit facility, respectively. To date, no amounts have been drawn on such letters of credit issued by the Partnership or the Predecessor.

  Both the Letter of Credit Facility and the Bank Credit Agreement contain a prohibition on distributions on, or purchases or redemptions of, Units if any Default or Event of Default (as defined) is continuing. In addition, both facilities contain various covenants limiting the ability of the Partnership to
(i) incur indebtedness, (ii) grant certain liens, (iii) sell assets in excess of certain limitations, (iv) engage in transactions with affiliates, (v) make investments, (vi) enter into hedging contracts and (vii) enter into a merger, consolidation or sale of its assets. In addition, the terms of the Letter of Credit Facility and the Bank Credit Agreement require the Partnership to maintain (i) a Current Ratio (as defined) of at least 1.0 to 1.0; (ii) a Debt Coverage Ratio (as defined) which is not greater than 5.0 to 1.0; (iii) an Interest Coverage Ratio (as defined) which is not less than 3.0 to 1.0; (iv) a Fixed Charge Coverage Ratio (as defined) which is not less than 1.25 to 1.0; and
(v) a Debt to Capital Ratio (as defined) of not greater than .60 to 1.0. In both the Letter of Credit Facility and the Bank Credit Agreement, a Change in Control (as defined) of Plains Resources constitutes an Event of Default.

Note 4 - Partnership Capital and Distributions

     Partner's capital consists of 20,059,239 Common Units representing a 65.3% limited partner interest, (a subsidiary of the General Partner owns 6,974,239 of such Common Units), 10,029,619 Subordinated Units owned by a subsidiary of the General Partner representing a 32.7% limited partner interest and a 2% general partner interest. In the aggregate, the General Partner's interests represent an effective 57.4% ownership of the Partnership's equity.

     The Partnership will distribute 100% of its Available Cash within 45 days after the end of each quarter to Unitholders of record and to the General Partner. Available Cash is generally defined as all cash and cash equivalents of the Partnership on hand at the end of each quarter less reserves established by the General Partner for future requirements. Distributions of Available Cash to holders of Subordinated Units are subject to the prior rights of holders of Common Units to receive the minimum quarterly distribution ("MQD") for each quarter during the Subordinated Period (which will not end earlier than December 31, 2003) and to receive any arrearages in the distribution of the MQD on the Common Units for the prior quarters during the Subordinated Period. The MQD is $0.45 per unit ($1.80 per unit on an annual basis). Upon expiration of the Subordination Period, all Subordinated Units will be converted on a one-for-one basis into Common Units and will participate pro rata with all other

Common Units in future distributions of Available Cash. Under certain circumstances, up to 50% of the Subordinated Units may convert into Common Units prior to the expiration of the Subordination Period. Common Units will not accrue arrearages with respect to distributions for any quarter after the Subordination Period and Subordinated Units will not accrue any arrearages with respect to distributions for any quarter.

     If quarterly distributions of Available Cash exceed the MQD or the Target Distribution Levels (as defined), the General Partner will receive distributions which are generally equal to 15%, then 25% and then 50% of the distributions of Available Cash that exceed the MQD or Target Distribution Level. The Target Distribution Levels are based on the amounts of Available Cash from the Partnership's Operating Surplus (as defined) distributed with respect to a given quarter that exceed distributions made with respect to the MQD and Common Unit arrearages, if any.

     On February 12, 1999, the Partnership paid a cash distribution of $0.193 per unit on its outstanding Common Units and Subordinated Units. The $5.8 million distribution was paid to Unitholders of record at the close of business on January 29, 1999. A distribution of approximately $118,000 was paid to the General Partner. The distribution represented the MQD prorated for the 39-day period from November 23, 1998, the closing of the IPO, through December 31, 1998.

Note 5 -- Major Customers and Concentration of Credit Risk

  During the period from January 1, 1998 to November 22, 1998, Sempra Energy Trading Corporation ("Sempra") and Koch Oil Company ("Koch") accounted for 31% and 19%, respectively of the Plains Midstream Subsidiaries' total sales. During the period from November 23, 1998 to December 31, 1998, Sempra and Exxon Company USA accounted for 20% and 11%, respectively of the Partnership's sales. For 1997 and 1996, customers accounting for more than 10% of total sales are as follows:
1997 - Koch - 30%, Sempra - 12% and Basis Petroleum Inc. ("Basis"), formerly Phibro Energy U.S.A., Inc. - 11%; 1996 - Koch - 16% and Basis - 11%. No other customer accounted for as much as 10% of total sales during 1998, 1997 and 1996.

  Financial instruments which potentially subject the Partnership to concentrations of credit risk consist principally of trade receivables. The Partnership's accounts receivable are primarily from purchasers and shippers of crude oil. This industry concentration has the potential to impact the Partnership's overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. The Partnership generally requires letters of credit for receivables from customers which are not considered investment grade, unless the credit risk can otherwise be reduced.

Note 6--Related Party Transactions

  The Partnership does not directly employ any persons to manage or operate its business. These functions are provided by employees of the General Partner and Plains Resources. The General Partner does not receive a management fee or other compensation in connection with its management of the Partnership. The Partnership reimburses the General Partner and Plains Resources for all direct and indirect costs of services provided, including the costs of employee, officer and director compensation and benefits properly allocable to the Partnership, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to the Partnership. The Partnership Agreement provides that the General Partner will determine the expenses that are allocable to the Partnership in any reasonable manner determined by the General Partner in its sole discretion. Total costs reimbursed to the General Partner and Plains Resources by the Partnership were approximately $0.5 million for the period from November 23, 1998 to December 31, 1998. Such costs include, (i) allocated personnel costs (such as salaries and employee benefits) of the personnel providing such services, (ii) rent on office space allocated to the General Partner in Plains Resources' offices in Houston, Texas and (iii) out-of-pocket expenses related to the provision of such services.

  In connection with the IPO, the Partnership and Plains Resources entered into the Crude Oil Marketing Agreement which provides for the marketing by Plains Marketing, L.P. of Plains Resources crude oil production for a fee of $0.20 per barrel. The Partnership paid Plains Resources approximately $4.1 million for the purchase of crude oil under such agreement for the period from November 23, 1998 to December 31, 1998, and recognized approximately $120,000 of profit for such period.

  The Predecessor marketed certain crude oil production of Plains Resources, its subsidiaries and its royalty owners. The Predecessor paid approximately $83.4 million, $101.2 million and $100.5 million for the purchase of these products for the period from January 1, 1998 to November 22, 1998, and for the years ended December 31, 1997 and 1996, respectively. In management's opinion, such purchases were made at prevailing market rates. The Predecessor did not recognize a profit on the sale of the barrels purchased from Plains Resources.

   Prior to the IPO, the Plains Midstream Subsidiaries were guarantors of Plains Resources' $225 million revolving credit facility and $200 million 10 1/4% Senior Subordinated Notes due 2006. The agreements under which such debt was issued contain covenants which, among other things, restricted the Plains Midstream Subsidiaries' ability to make certain loans and investments and restricted additional borrowings by the Plains Midstream Subsidiaries.

  Plains Resources allocated certain direct and indirect general and administrative expenses to the Predecessor during the period from January 1, 1998 to November 22, 1998, and for the years ended December 31, 1997 and 1996. Indirect costs were allocated based on the number of employees. The types of indirect expenses allocated to the Predecessor during these periods were office rent, utilities, telephone services, data processing services, office supplies and equipment maintenance. Direct expenses allocated by Plains Resources were primarily salaries and benefits of employees engaged in the business activities of the Plains Midstream Subsidiaries. Management believes that the method used to allocate expenses is reasonable.

  Prior to the IPO, the Plains Midstream Subsidiaries funded the acquisition of certain asset and inventory purchases through borrowings from Plains Resources. In addition, the Plains Midstream Subsidiaries participated in a cash management arrangement with Plains Resources covering the funding of daily cash requirements and the investing of excess cash. Amounts due to Plains Resources under the arrangements bore interest at a rate of 10 1/4%. The balance due to Plains Resources as of December 31, 1997, was approximately $26.7 million, including $0.3 million of cumulative federal and state income taxes payable Amounts due to other subsidiaries of Plains Resources as of December 31, 1997 aggregated approximately $10.8 million.

Note 7 -- Financial Instruments

 Derivatives

  The Partnership utilizes derivative financial instruments, as defined in SFAS No. 119, "Disclosure About Derivative Financial Instruments and Fair Value of Financial Instruments," to hedge its exposure to price volatility on crude oil and does not use such instruments for speculative trading purposes. These arrangements expose the Partnership to credit risk (as to counterparties) and to risk of adverse price movements in certain cases where the Partnership's purchases are less than expected. In the event of non-performance of a counterparty, the Partnership might be forced to acquire alternative hedging arrangements or be required to honor the underlying commitment at then-current market prices. In order to minimize credit risk relating the non-performance of a counterparty, the Partnership enters into such contracts with counterparties that are considered investment grade, periodically reviews the financial condition of such counterparties and continually monitors the effectiveness of derivative financial instruments in achieving the Partnership's objectives. In view of the Partnership's criteria for selecting counterparties, its process for monitoring the financial strength of these counterparties and its experience to date in successfully completing these transactions, the Partnership believes that the risk of incurring significant financial statement loss due to the non-performance of counterparties to these transactions is minimal.

  At December 31, 1998, the Partnership's hedging activities included crude oil futures contracts maturing in 1999, covering approximately 3.3 million barrels of crude oil. Since such contracts are designated as hedges and correlate to price movements of crude oil, any gains or losses resulting from market changes will be largely offset by losses or gains on the Partnerships hedged inventory or anticipated purchases of crude oil. Net deferred losses from the Partnership's hedging activities were approximately $1.8 million at December 31, 1998.

  Fair Value of Financial Instruments

  In accordance with the requirements of SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the carrying values of items comprising current assets and current liabilities approximate fair value due to the short-term maturities of these instruments. Crude oil futures contracts permit settlement by delivery of the crude oil and, therefore, are not financial instruments, as defined. The carrying value of bank debt approximates fair value as interest rates are variable, based on prevailing market rates. The fair value of crude oil and interest rate swap agreements are based on current termination values or quoted market prices of comparable contracts.

  The Partnership has two 10-year interest rate swaps (subject to cancellation by the counterparty after seven years) aggregating a notional principal amount of $175 million which fix the LIBOR portion of the interest rate (not including the applicable margin) on the Term Loan Facility at a weighted average rate of approximately 5.24%. The carrying amounts and fair values of the Partnership's financial instruments are as follows:


                                                        December 31,
                                                --------------------------
                                                            1998
                                                --------------------------
                                                  Carrying         Fair
                                                   Amount          Value
                                               ------------   ------------
                                                      (in thousands)

   Unrealized loss or interest rate swaps         $      -     $    (2,164)


Note 8 -- Commitments and Contingencies

    The Partnership leases office space under leases accounted for as operating leases. Rental expense amounted to $0.7 million and $0.1 million for the period from January 1, 1998 to November 22, 1998, and the period from November 23, 1998 to December 31, 1998, respectively. Minimum rental payments under operating leases are $3.0 million for 1999; $1.4 million annually for 2000 through 2002; $1.3 million for 2003 and thereafter $2.9 million.

     The Partnership incurred costs associated with leased land, rights-of-way, permits and regulatory fees of $0.2 million and $0.1 million for the period from January 1, 1998 to November 22, 1998, and the period from November 23, 1998 to December 31, 1998, respectively. At December 31, 1998, minimum future payments, net of sublease income, associated with these contracts are approximately $0.3 million for the following year. Generally these contracts extend beyond one year but can be canceled at any time should they not be required for operations.

     In order to receive electrical power service at certain remote locations, the Partnership has entered into facilities contracts with several utility companies. These facilities charges are calculated periodically based upon, among other factors, actual electricity energy used. Minimum future payments for these contracts at December 31, 1998, are approximately $0.8 million annually for each of the next five years.

  During 1997, the All American Pipeline experienced a leak in a segment of its pipeline in California which resulted in an estimated 12,000 barrels of crude oil being released into the soil. Immediate action was taken to repair the pipeline leak, contain the spill and to recover the released crude oil. The Partnership has submitted a closure plan to the Regional Water Quality Board ("RWQB"). At the request of the RWQB, groundwater monitoring wells have been installed from which water samples will be analyzed semi-annually. No hydrocarbon contamination was detected in initial analyses taken in January 1999. The RWQB approval of the Partnership's closure plan is not expected until subsequent semi-annual analyses have been performed. If the Partnership's closure plan is disapproved, a government mandated remediation of the spill could require significant expenditures, currently estimated to be approximately $350,000, provided however, no assurance can be given that the actual cost thereof will not exceed such estimate. The Partnership does not believe the ultimate resolution of this issue will have a material adverse affect on the Partnership's consolidated financial position, results of operations or cash flows.

     Prior to being acquired by the Predecessor in 1996, the Partnership's terminal at Ingleside Texas (the "Ingleside Terminal") experienced releases of refined petroleum products into the soil and groundwater underlying the site due to activities on the property. The Partnership has proposed a voluntary state-administered remediation of the contamination on the property to determine whether the contamination extends outside the property boundaries. If the Partnership's plan is disapproved, a government mandated remediation of the spill could require more significant expenditures, currently estimated to approximate $250,000, although no assurance can be given that the actual cost could not exceed such estimate. In addition, a portion of any such costs may be reimbursed to the Partnership from Plains Resources. The Partnership does not believe the ultimate resolution of this issue will have a material adverse affect on the Partnership's consolidated financial position, results of operations or cash flows.

     The Partnership may experience future releases of crude oil into the environment from its pipeline and storage operations, or discover releases that were previously unidentified. While the Partnership maintains an extensive inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any future environmental releases from the All American Pipeline, the SJV Gathering System, the Cushing Terminal, the Ingleside Terminal or other Partnership assets may substantially affect the Partnership's business.

     In March 1999, the Partnership signed a definitive agreement to acquire Scurlock Permian LLC and certain other pipeline assets (see Note 14).

     The Partnership, in the ordinary course of business, is a defendant in various legal proceedings in which its exposure, individually and in the aggregate, is not considered material to the accompanying financial statements. At December 31, 1998, the Partnership had approximately $0.9 million accrued for its various environmental and litigation contingencies.

Note 9 -- Supplemental Disclosures of Cash Flow Information

     In connection with the formation of the Partnership, certain investing and financial activities occurred. Effective November 23, 1998, substantially all of the assets and liabilities of the Predecessor were conveyed at historical cost to the Partnership. Net assets assumed by the Operating Partnership are as follows (in thousands):


        Cash and cash equivalent                               $    224
        Accounts receivable                                     109,311
        Inventory                                                22,906
        Prepaid expenses and other current assets                 1,059
        Property and equipment, net                             375,948
        Pipeline linefill                                        48,264
        Intangible assets, net                                   11,001
                                                               --------
             Total assets conveyed                              568,713
                                                               --------
        Accounts payable and other current liabilities          102,705
        Due to affiliates                                         8,942
        Bank debt                                               183,600
                                                               --------
             Total liabilities assumed                          295,247
                                                               --------
        Net assets assumed by the Partnership                  $273,466
                                                               ========

  Interest paid totaled $0.1 million for the period from November 23, 1998 to December 31, 1998, and $8.5 million, $4.5 million, and $3.6 million for the period from January 1, 1998 to November 22, 1998 and the years ended
December 31, 1997 and 1996, respectively.

Note 10 -- Long-Term Incentive Plans

  The General Partner adopted the Plains All American Inc. 1998 Long-Term Incentive Plan (the "Long-Term Incentive Plan") for employees and directors of the General Partner and its affiliates who perform services for the Partnership. The Long-Term Incentive Plan consists of two components, a restricted unit plan (the "Restricted Unit Plan") and a unit option plan (the "Unit Option
Plan"). The Long-Term Incentive Plan currently permits the grant of Restricted Units and Unit Options covering an aggregate of 975,000 Common Units. The plan is administered by the Compensation Committee of the General Partner's Board of Directors.

  Restricted Unit Plan. A Restricted Unit is a "phantom" unit that entitles the grantee to receive a Common Unit upon the vesting of the phantom unit. Approximately 500,000 Restricted Units were granted upon consummation of the IPO to employees of the General Partner at a weighted average grant date fair value of $20.00 per Unit. The Compensation Committee may, in the future, determine to make additional grants under such plan to employees and directors containing such terms as the Compensation Committee shall determine. In general, Restricted Units granted to employees during the Subordination Period will vest only upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units. Grants made to non-employee directors of the General Partner will be eligible to vest prior to termination of the Subordination Period. There have been no grants to nonemployee directors as of December 31, 1998.

  If a grantee terminates employment or membership on the Board of Directors for any reason, the grantee's Restricted Units will be automatically forfeited unless, and to the extent, the Compensation Committee provides otherwise. Common Units to be delivered upon the "vesting" of rights may be Common Units acquired by the General Partner in the open market, Common Units already owned by the General Partner, Common Units acquired by the General Partner directly from the Partnership or any other person, or any combination of the foregoing. The General Partner will be entitled to reimbursement by the Partnership for the cost incurred in acquiring such Common Units. If the Partnership issues new Common Units upon vesting of the Restricted Units, the total number of Common Units outstanding will increase. Following the Subordination Period, the Compensation Committee, in its discretion, may grant tandem distribution equivalent rights with respect to Restricted Units.

  The issuance of the Common units pursuant to the Restricted Unit Plan is intended to serve as a means of incentive compensation for performance and not primarily as an opportunity to participate in the equity appreciation in respect of the Common Units. Therefore, no consideration will be payable by the plan participants upon receipt of the Common Units, and the Partnership will receive no remuneration for such Units.

  Unit Option Plan. The Unit Option Plan currently permits the grant of options ("Unit Options") covering Common Units. No grants were initially made under the Unit Option Plan. The Compensation Committee may, in the future, determine to make grants under such plan to employees and directors containing such terms as the Committee shall determine.

  Unit Options will have an exercise price equal to the fair market value of the Units on the date of grant. Unit Options granted during the Subordination Period will become exercisable automatically upon, and in the same proportions as, the conversion of the Subordinated Units to Common Units, unless a later vesting date is provided.

  Upon exercise of a Unit Option, the General Partner will acquire Common Units in the open market at a price equal to the then-prevailing price on the principal national securities exchange upon which the Common Units are then traded, or directly from the partnership or any other person, or use Common Units already owned by the General Partner, or any combination of the foregoing. The General Partner will be entitled to reimbursement by the partnership for the difference between the cost incurred by the General Partner in acquiring such Common Units and the proceeds received by the General Partner from an optionee at the time of exercise. Thus, the cost of the Unit Options will be borne by the Partnership. If the Partnership issues new Common Units upon exercise of the Unit Options, the total number of Common Units outstanding will increase, and the General Partner will remit to the Partnership the proceeds it received from the optionee upon exercise of the Unit Option to the Partnership.

  The Unit Option Plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of Common Unitholders.

  Transaction Grant Agreements. In addition to the grants made under the Restricted Unit Plan described above, the General Partner agreed to transfer approximately 325,000 of its affiliates' Common Units at a weighted average grant fair value of $20.00 per Unit to certain key employees of the General Partner (the "Transaction Grants"). Generally, approximately 72,000 of such Common Units will vest in each of the years ending December 31, 1999, 2000 and 2001 if the Operating Surplus generated in such year equals or exceeds the amount necessary to pay the MQD on all outstanding Common Units and the related distribution on the general partner interest. If a tranche of Common Units does not vest in a particular year, such Common Units will vest at the time the Common Unit Arrearages for such year has been paid. In addition, approximately 36,000 of such Common Units will vest in each of the years ending December 31, 1999, 2000 and 2001 if the Operating Surplus generated in such year exceeds the amount necessary to pay the MQD on all outstanding Common Units and Subordinated Units and the related distribution on the general partner interest. Any Common Units remaining unvested shall vest upon, and in the same proportion as, the conversion of Subordinated Units.

     The Partnership will recognize compensation expense in the future for the Unit Options and Restricted Units described above when vesting becomes probable. In addition, although, the Partnership is not required to reimburse the General Partner for the Transaction Grants, accounting pronouncements will require the Partnership to record compensation expense for such Units and a corresponding capital contribution from the General Partner when vesting becomes probable.

Note 11 -- Operating Segments

     The Partnership's operations consist of two operating segments: (1) Pipeline Operations - engages in the interstate and intrastate crude oil pipeline transportation and related gathering and marketing activities; (2) Marketing, Gathering, Terminalling and Storage Operations - engages in crude oil terminalling, storage, gathering and marketing activities other than related to Pipeline Operations. Prior to the July 1998 acquisition of the All American Pipeline and SJV Gathering System, the Predecessor had only marketing, gathering, terminalling and storage operations.

          The accounting policies of the segments are the same as those described in Note 1. The Partnership evaluates segment performance based on gross margin, gross profit and income before income taxes and extraordinary items.

     The following summarizes segment revenues, gross margin, gross profit and income before income taxes and extraordinary items.

                                                    Marketing
                                                    Gathering,
                                                   Terminalling
(In thousands)                          Pipeline    & Storage       Total
--------------------------------------------------------------------------------
January 1, 1998 to November 22, 1998
 (Predecessor)
Revenues:
  External Customers(a)                 $221,305    $755,496    $  976,801
  Intersegment(b)                         21,166       2,391        23,557
  Other                                      603         (31)          572
                                        --------    --------    ----------
    Total revenues of reportable
     segments                           $243,074    $757,856    $1,000,930
                                        ========    ========    ==========
Segment gross margin(c)                 $ 13,222    $ 17,759    $   30,981
Segment gross profit(d)                 $ 12,394    $ 14,061    $   26,455
Income before income taxes and
 extraordinary income                   $  2,152    $  9,436    $   11,588
Interest expense                        $  7,787    $  3,473    $   11,260
Depreciation and amortization           $  3,058    $  1,121    $    4,179
Provision in lieu of income taxes       $  4,563    $     --    $    4,563
Capital Expenditures                    $393,379    $  4,677    $  398,056
--------------------------------------------------------------------------------
November 23, 1998 to December 31, 1998
Revenues:
  External Customers(a)                 $ 56,118    $122,785    $  178,903
  Intersegment(b)                          2,029         429         2,458
  Other                                       --          12            12
                                        --------    --------    ----------
    Total revenues of reportable
     segments                           $ 58,147    $123,226    $  181,373
                                        ========    ========    ==========
Segment gross margin(c)                 $  3,546    $  3,953    $    7,499
Segment gross profit(d)                 $  3,329    $  3,399    $    6,728
Income before income taxes and
 extraordinary income                   $  1,035    $  3,142    $    4,177
Interest expense                        $  1,321    $     50    $    1,371
Depreciation and amortization           $    973    $    219    $    1,192
Capital Expenditures                    $    352    $  2,535    $    2,887
Total Assets                            $472,144    $138,064    $  610,208
--------------------------------------------------------------------------------
Combined Total For the Year Ended December 31, 1998
Revenues:
  External Customers(a)                 $277,423    $878,281    $1,155,704
  Intersegment(b)                         23,195       2,820        26,015
  Other                                      603         (19)          584
                                        --------    --------    ----------
    Total revenues of reportable
     segments                           $301,221    $881,082    $1,182,303
                                        ========    ========    ==========
Segment gross margin(c)                 $ 16,768    $ 21,712    $   38,480
Segment gross profit(d)                 $ 15,723    $ 17,460    $   33,183
Income before income taxes and
 extraordinary income                   $  3,187    $ 12,578    $   15,765
Interest expense                        $  9,108    $  3,523    $   12,631
Depreciation and amortization           $  4,031    $  1,340    $    5,371
Provision in lieu of income taxes       $  4,563    $     --    $    4,563
Capital Expenditures                    $393,731    $  7,212    $  400,943
Total Assets                            $472,144    $138,064    $  610,208
--------------------------------------------------------------------------------

(a) Differences between total segment revenues and consolidated revenues relate to intersegment revenues.
(b)  Intersegment sales and transfers were conducted on an arm's-length basis.
(c)  Gross margin is calculated as revenues less cost of sales and operations.
(d) Gross profit is calculated as revenues less cost of sales and operations and general and administrative expenses.

Note 12 -- Income Taxes

       As discussed in Note 1, the Predecessor's results are included in Plains Resources' combined federal income tax return. The amounts presented below were calculated as if the Predecessor filed a separate tax return.

       Provision in lieu of income taxes of the Predecessor consists of the following components:

                           January 1,              Year Ended
                            1998 To                December 31,
                          November 22,   -----------------------------
                              1998            1997             1996
                          ------------   --------------   ------------
                                         (in thousands)

        Federal
          Current          $   455          $    38            $    1
          Deferred           3,390            1,131               706
        State
          Current                -               99                19
          Deferred             718                -                 -
                           -------          -------            ------
        Total              $ 4,563          $ 1,268            $  726
                           =======          =======            ======


  Actual provision in lieu of income taxes differs from provision in lieu of income taxes computed by applying the U.S. federal statutory corporate tax rate of 35% to income before such provision as follows:


                                January 1,               Year Ended
                                 1998 To                 December 31,
                               November 22,   -----------------------------
                                   1998            1997             1996
                               ------------   --------------   ------------
                                              (in thousands)


Provision at statutory rate     $  4,056         $  1,169          $    682
State income tax, net of
 benefit for federal deduction       467               65                12
Permanent differences                 40               34                32
                                --------         --------          --------
Total                           $  4,563         $  1,268          $    726
                                ========         ========          ========


  The Plains Midstream Subsidiaries' payable in lieu of deferred taxes at December 31, 1997 results from differences in depreciation methods used for financial purposes and for tax purposes.

Note 13 -- Combined Equity

  The following is a reconciliation of the combined equity balance of the Plains Midstream Subsidiaries (in thousands):



        Balance at December 31, 1995                         $  2,613
        Net income for the year                                 1,222
                                                              -------
        Balance at December 31, 1996                            3,835
        Net income for the year                                 2,140
                                                              -------
        Balance at December 31, 1997                            5,975
        Capital contribution in connection with the
         acquisition of the Celeron Companies                 113,700
        Dividend to Plains Resources                           (3,557)
        Net income for the period from
         January 1, 1998 to November 22, 1998                   7,025
                                                              -------
                                                             $123,143
                                                              =======

Note 14 -- Subsequent Events

     On March 17, 1999, the Partnership signed a definitive agreement with Marathon Ashland Petroleum LLC to acquire Scurlock Permian LLC and certain other pipeline assets. The cash purchase price for the acquisition is approximately $138 million, plus associated closing and financing costs. The purchase price is subject to adjustment at closing for working capital on April 1, 1999, the effective date of the acquisition. Closing of the transaction is subject to regulatory review and approval, consents from third parties, and customary due diligence. Subject to satisfaction of the foregoing conditions, the transaction is expected to close in the second quarter of 1999. The Partnership has received a financing commitment from one of its existing lenders, which in addition to other financial resources currently available to the Partnership, will provide the funds necessary to complete the transaction.

     Scurlock Permian LLC, a wholly owned subsidiary of Marathon Ashland Petroleum LLC, is engaged in crude oil transportation, trading and marketing, operating in 14 states with more than 2,400 miles of active pipelines, numerous storage terminals and a fleet of more than 225 trucks. Its largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Howard, Martin, Midland, Regan, Upton and Irion Counties, Texas. The assets to be acquired also include approximately one million barrels of crude oil used for working inventory. The definitive agreement provides that if either party fails to perform its obligations thereunder through no fault of the other party, such defaulting party shall pay the nondefaulting party $7.5 million as liquidated damages.

     In March 1999, the Partnership adopted a plan to reduce staff in its pipeline operations and to relocate certain functions. The Partnership estimates that it will incur a charge to first quarter earnings of approximately $400,000 in connection with such plan.