Form 10-Q
period 1999-03-31
PLAINS ALL AMERICAN PIPELINE LP
filed 1999-05-14
CIK 1070423

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549


                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ to ____________

                        Commission file number: 1-14569

                       PLAINS ALL AMERICAN PIPELINE, L.P.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      76-0582150
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                      Identification No.)

                               500 DALLAS STREET
                              HOUSTON, TEXAS 77002
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 654-1414
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   YES [X]   NO [ ]

At May 12, 1999, there were outstanding 20,059,239 Common Units and 10,029,619 Subordinated Units.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                               TABLE OF CONTENTS


PART I.  FINANCIAL INFORMATION

CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS:

                                                                           PAGE
Consolidated Balance Sheets:
     March 31, 1999 and December 31, 1998..............................      3
   Consolidated and Combined Statements of Income:
     For the three months ended March 31, 1999 and 1998 (Predecessor)..      4
   Consolidated and Combined Statements of Cash Flows:
     For the three months ended March 31, 1999 and 1998 (Predecessor)..      5
   Notes to Consolidated and Combined Financial Statements.............      6

MANAGEMENT'S DISCUSSION AND ANALYSIS...................................      9

PART II.  OTHER INFORMATION............................................     16

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)

                                                             March 31,            December 31,
                                                               1999                   1998
                                                            ----------            -----------
                                                            (unaudited)
                        ASSETS
CURRENT ASSETS
Cash and cash equivalents                                    $    683               $  5,503
Accounts receivable                                           156,159                119,514
Due from affiliates                                             4,757                  3,022
Inventory                                                      24,564                 37,711
Prepaid expenses and other                                        852                  1,101
                                                             --------               --------
Total current assets                                          187,015                166,851
                                                             --------               --------
PROPERTY AND EQUIPMENT
Crude oil pipeline, gathering and terminal assets             380,956                378,254
Other property and equipment                                      671                    581
                                                             --------               --------
                                                              381,627                378,835
Less allowance for depreciation and amortization               (3,177)                  (799)
                                                             --------               --------
                                                              378,450                378,036
                                                             --------               --------
OTHER ASSETS
Pipeline linefill                                              57,001                 54,511
Other                                                          10,846                 10,810
                                                             --------               --------
                                                             $633,312               $610,208
                                                             ========               ========
           LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable and other current liabilities               $151,385               $135,713
Interest payable                                                1,356                  1,267
Due to affiliates                                              12,285                 10,790
Notes payable                                                   4,100                  9,750
                                                             --------               --------
Total current liabilities                                     169,126                157,520

LONG-TERM LIABILITIES
Bank debt                                                     181,000                175,000
Other                                                             155                     45
                                                             --------               --------
Total liabilities                                             350,281                332,565
                                                             --------               --------

PARTNERS' CAPITAL
Common unitholders (20,059,239 units outstanding)             260,518                256,997
Subordinated unitholders (10,029,619 units outstanding)        21,214                 19,454
General partner                                                 1,299                  1,192
                                                             --------               --------
                                                              283,031                277,643
                                                             --------               --------
                                                             $633,312               $610,208
                                                             ========               ========


         See notes to consolidated and combined financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
               (unaudited) (in thousands, except per unit data)

                                                Three Months Ended March 31,
                                          --------------------------------------
                                               1999                     1998
                                          ------------             --------------
                                                                    (Predecessor)
REVENUES                                  $   455,760               $   167,461

COST OF SALES AND OPERATIONS                  435,932                   163,457
                                          -----------               -----------
Gross Margin                                   19,828                     4,004
                                          -----------               -----------
EXPENSES
General and administrative                      2,178                       986
Depreciation and amortization                   2,831                       303
                                          -----------               -----------
Total expenses                                  5,009                     1,289
                                          -----------               -----------
Operating income                               14,819                     2,715

Interest expense                                3,193                       149
Related party interest expense                     -                        750
Other expense                                     410                        -
Interest and other income                         (97)                     (177)
                                          -----------               -----------
Net income before provision
 in lieu of income taxes                       11,313                     1,993
Provision in lieu of income taxes                   -                       753
                                          -----------               -----------
NET INCOME                                     11,313                     1,240
                                          ===========               ===========
BASIC AND DILUTED NET INCOME
 PER LIMITED PARTNER UNIT                 $      0.37               $      0.07
                                          ===========               ===========
WEIGHTED AVERAGE NUMBER
 OF UNITS OUTSTANDING                      30,088,858                17,003,858
                                          ===========               ===========

         See notes to consolidated and combined financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                          (unaudited) (in thousands)

                                                           Three Months Ended March 31,
                                                           ----------------------------
                                                                1999         1998
                                                           ------------- --------------
                                                                         (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                    $ 11,313     $  1,240
Items not affecting cash flows
  from operating activities:
    Depreciation and amortization                                2,831          303
    Change in payable in lieu of deferred taxes                     -           651
    Other non cash items                                           110            -
Change in assets and liabilities:
    Accounts receivable                                        (36,645)      27,605
    Inventory                                                   13,147          501
    Prepaid expenses and other                                     249           36
    Accounts payable and other current liabilities              15,672      (19,136)
    Interest payable                                                89          (48)
    Pipeline linefill                                           (2,490)           -
                                                              --------     --------
    Net cash provided by operating activities                    4,276       11,152
                                                              --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                             (2,791)        (157)
Disposals of property and equipment                                  -            9
Additions to other assets                                         (647)           -
                                                              --------     --------

Net cash used in investing activities                           (3,438)        (148)
                                                              --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (payments to) affiliates                             (82)       6,396
Proceeds from long-term debt                                    14,100            -
Proceeds from short-term debt                                    4,250          750
Principal payments of long-term debt                            (8,100)           -
Principal payments of short-term debt                           (9,900)     (18,000)
Capital contribution from parent                                     -       28,700
Distribution to unitholders                                     (5,926)           -
                                                              --------     --------

Net cash (used in) provided by financing activities             (5,658)      17,846
                                                              --------     --------

Net increase (decrease) in cash and cash equivalents            (4,820)      28,850
Cash and cash equivalents, beginning of period                   5,503            2
                                                              --------     --------
Cash and cash equivalents, end of period                      $    683     $ 28,852
                                                              ========    =========

         See notes to consolidated and combined financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                 MARCH 31, 1999
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

Plains All American Pipeline, L.P. (the "Partnership") is a Delaware limited partnership formed in the third quarter of 1998, to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. ("Plains Resources") and its wholly owned subsidiaries (the "Plains Midstream Subsidiaries" or the "Predecessor"). On November 23, 1998, the Partnership completed the initial public offering ("IPO") and the transactions whereby the Partnership became the successor to the business of the Predecessor. The operations of the Partnership are conducted through Plains Marketing, L.P. and All American Pipeline, L.P. Plains All American Inc., a wholly owned subsidiary of Plains Resources, is the general partner ("General Partner") of the Partnership. The Partnership is engaged in interstate and intrastate crude oil pipeline transportation and crude oil terminalling and storage activities and gathering and marketing activities. The Partnership's operations are primarily conducted in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

The accompanying financial statements and related notes present the consolidated financial position as of March 31, 1999, of the Partnership and the results of its operations and cash flows for the three months ended March 31, 1999. The combined financial statements of the Predecessor include the accounts of the Plains Midstream Subsidiaries. All significant intercompany transactions have been eliminated.

The accompanying unaudited financial statements have been prepared in accordance with the instructions for interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to the consolidated and combined financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC. All material adjustments consisting only of normal recurring adjustments which, in the opinion of management, were necessary for a fair statement of the results for the interim periods, have been reflected. Certain reclassifications have been made to the prior year statements to conform with the current year presentation.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it Is, the type of hedge transaction. For fair value hedge transactions in which the Partnership is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Partnership is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The Partnership is required to adopt this statement beginning in 2000. The Partnership has not yet determined the effect that the adoption of SFAS 133 will have on its financial position or results of operations.

NOTE 2 -- ACQUISITIONS

On May 12, 1999, Plains Scurlock Permian, L.P. ("Plains Scurlock"), a newly formed limited partnership of which Plains All American Inc. is general partner and Plains Marketing, L.P. is the limited partner, completed the acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC (the "Scurlock Acquisition"). Including working capital adjustments and associated closing and financing costs, the cash purchase price paid at closing was approximately $146 million.

Scurlock Permian LLC, a wholly owned subsidiary of Marathon Ashland Petroleum LLC, is engaged in crude oil transportation, trading and marketing, operating in 14 states with more than 2,400 miles of active pipelines, numerous storage terminals and a fleet of more than 225 trucks. Its largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Martin, Midland, Regan and Upton Counties, Texas. The assets acquired also include approximately 2.4 million barrels of crude oil used for working inventory.

Financing for the Scurlock Acquisition was provided through (i) Plains Scurlock's limited recourse bank facility with BankBoston, N.A. (the "Plains Scurlock Credit Facility"), (ii) the sale to the General Partner of 1.3 million Class B Common Units of the Partnership at $19.125 per unit, the price equal to the market value of the Partnership's common units and (ii) a $25 million draw under its existing revolving credit agreement. The Plains Scurlock Credit Facility consists of (i) a five year $130 million term loan and (ii) a three year $35 million revolving credit facility.

The Plains Scurlock Credit Facility is nonrecourse to the Partnership, Plains Marketing, L.P. and All American Pipeline, L.P. and is secured by the assets acquired. Borrowings under the term loan bear interest at LIBOR plus 3% and under the revolving credit facility at LIBOR plus 2.75%. A commitment fee equal to one-half of one percent per year is charged on the unused portion of the revolving credit facility. The term loan matures in May 2004 and the revolving credit facility matures in May 2002. No principal payment is scheduled for amortization prior to maturity.

In April 1999, the Partnership signed a definitive agreement to acquire a West Texas crude oil pipeline and gathering system from Chevron Pipe Line Company for approximately $40 million (the "Chevron Asset Acquisition"). Principal assets to be acquired include approximately 400 miles of crude oil transmission lines, associated gathering and lateral lines and three million barrels of crude oil storage and terminalling capacity in Crane, Ector, Midland, Upton, Ward and Winkler Counties, Texas. Closing of the transaction is subject to regulatory review and approval, consents from third parties, and customary due diligence. Subject to satisfaction of the foregoing conditions, the transaction is expected to close early in the third quarter of 1999. It is anticipated that the Chevron Asset Acquisition will be made by Plains Scurlock, with financing provided by the Plains Scurlock Credit Facility.

Chevron will continue transporting crude oil through the pipeline under a contractual arrangement. The Partnership will also enter into a five-year contractual arrangement to sell up to 30,000 barrels of crude oil per day at market prices to another Chevron entity. Such arrangement may be extended by Chevron for up to five additional years. The system is currently moving an aggregate of approximately 98,000 barrels of crude oil per day under various gathering and transportation arrangements.

On July 30, 1998, the Predecessor acquired all of the outstanding capital stock of the All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company (collectively the "Celeron Companies") from Wingfoot, a wholly owned subsidiary of Goodyear, for approximately $400 million, including transaction costs. The principal assets of the entities acquired include the All American Pipeline and the SJV Gathering System, as well as other assets related to such operations. The acquisition was accounted for utilizing the purchase method of accounting with the assets, liabilities and results of operations included in the combined financial statements of the Predecessor effective July 30, 1998. The following unaudited pro forma information is presented to show the Predecessor's pro forma revenues and net income had the acquisition been consummated on January 1, 1998.

                                   Three Months Ended
                                     March 31, 1998
                                   ------------------
                                     (in thousands)
Revenues                                $359,389
                                        ========
Net income                              $  6,565
                                        ========
Basic and diluted net income
per limited partner unit                $   0.38
                                        ========


NOTE 3 -- OPERATING SEGMENTS

The Partnership's operations consist of two operating segments: (1) Pipeline Operations engages in interstate and intrastate crude oil pipeline transportation and related gathering and marketing activities; (2) Marketing, Gathering, Terminalling and Storage Operations engages in crude oil terminalling, storage, gathering and marketing activities other than related to Pipeline Operations. Prior to the July 1998 acquisition of the All American Pipeline and SJV Gathering System, the

Predecessor had only marketing, gathering, terminalling and storage operations. The Partnership evaluates segment performance based on gross margin, gross profit and income before income taxes and extraordinary items.

The following summarizes segment revenues, gross margin, gross profit and income before income taxes and extraordinary items.

                                                       Marketing,
                                                       Gathering,
                                                      Terminalling
(In thousands)                           Pipeline       & Storage      Total
-------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 1999
Revenues:
 External Customers                       $154,487      $301,273     $455,760
 Intersegment  (a)                          15,305            55       15,360
 Other                                          66            31           97
                                          --------      --------     --------
   Total revenues of reportable segments  $169,858      $301,359     $471,217
                                          ========      ========     ========

 Segment gross margin (b)                 $ 12,019      $  7,809     $ 19,828
 Segment gross profit (c)                 $ 11,224      $  6,426     $ 17,650
 Income before income taxes and
   extraordinary items                    $  5,474      $  5,839     $ 11,313
--------------------------------------------------------------------------------

(a)  Intersegment sales were conducted on an arm's-length basis.
(b)  Gross margin is calculated as revenues less cost of sales and operations.
(c) Gross profit is calculated as revenues less cost of sales and operations and general and administrative expenses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

The Partnership is a limited partnership formed in the third quarter of 1998, to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. ("Plains Resources") and its wholly owned subsidiaries (the "Plains Midstream Subsidiaries" or the "Predecessor"). The Partnership is engaged in interstate and intrastate crude oil pipeline transportation and crude oil terminalling and storage activities and gathering and marketing activities. The Partnership's operations are conducted primarily in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

The Partnership owns and operates a 1,233-mile seasonally heated, 30-inch, common carrier crude oil pipeline extending from California to West Texas (the "All American Pipeline") and a 45-mile, 16-inch, crude oil gathering system in the San Joaquin Valley of California (the "SJV Gathering System"), both of which the Predecessor purchased from Wingfoot Ventures Seven, Inc. ("Wingfoot"), a wholly owned subsidiary of The Goodyear Tire & Rubber Company ("Goodyear") in July 1998 for approximately $400 million (the "Acquisition"). Prior to the Acquisition, the Predecessor had only terminalling and storage and gathering and marketing activities. The Partnership also owns and operates a three million barrel, above-ground crude oil terminalling and storage facility in Cushing, Oklahoma, (the "Cushing Terminal").

RESULTS OF OPERATIONS

The following table sets forth certain financial and operating information of the Partnership and the Predecessor for the periods presented (unaudited) (in thousands):

                                             Three Months Ended March 31,
                                  -------------------------------------------------
                                      1999              1998               1998
                                  ------------      ------------       ------------
                                                    (pro forma)        (Predecessor)
Operating Results:
  Revenues                             $455,760          $359,835           $167,461
                                       ========          ========           ========
  Gross margin:
    Pipeline                           $ 12,019          $ 17,758           $      -
    Terminalling and storage
      and gathering and marketing         7,809             4,450              4,004
                                      ---------           -------           --------
      Total                              19,828            22,208              4,004

  General and administrative expense     (2,178)           (1,521)              (986)
                                      ---------           -------           --------
  Gross profit                          $17,650           $20,687             $3,018
                                       ========          ========           ========
  Net Income                            $11,313           $14,881             $1,240
                                       ========          ========           ========
Average Daily Volumes (barrels):
  Pipeline tariff activities                126               146                  -
  Pipeline margin activities                 47                50                  -
                                      ---------           -------           --------
    Total                                   173               196                  -
                                       ========          ========           ========
  Lease gathering                           121               106                 81
  Bulk purchases                             94                95                 95
  Terminal throughput                        75                66                 66


Historical Results of Operations for the Three Months Ended March 31, 1999 (Partnership) and the Three Months Ended March 31, 1998 (Predecessor)

On November 23, 1998, the Partnership completed the initial public offering ("IPO") and the transactions whereby the Partnership became the successor to the business of the Predecessor. The historical results of operations discussed below are derived from the historical financial statements of the Partnership for the three months ended March 31, 1999, and the combined financial statements of the Predecessor for the three months ended March 31, 1998. The results of operations of the Predecessor for the three months ended March 31, 1998, do not include the results of operations of the All American Pipeline and the SJV Gathering System which were acquired from Goodyear in July 1998.

Pro Forma Results of Operations for the Three Months Ended March 31, 1998

The pro forma results of operations discussed below are derived from the historical financial statements of Wingfoot (which reflect the historical operating results of the All American Pipeline and the SJV Gathering System) and the Predecessor. The pro forma results of operations reflect certain pro forma adjustments to the historical results of operations as if the Partnership had been formed and the acquisition of the All American Pipeline and the SJV Gathering System had taken place on January 1, 1998. The pro forma adjustments include: (i) pro forma depreciation and amortization expense based on the purchase price of the Wingfoot assets by the Predecessor; (ii) the elimination of interest expense on loans from Goodyear to Wingfoot as all such debt was extinguished in connection with the Acquisition, (iii) the reduction in compensation and benefits expense due to the termination of personnel in connection with the Acquisition; (iv) the elimination of interest expense of the Predecessor related to debt owed to Plains Resources as such debt was extinguished in connection with the IPO; (v) pro forma interest on debt assumed by the Partnership on the closing date of the IPO and (vi) the elimination of income tax expense as income taxes will be borne by the partners and not the Partnership. The pro forma adjustments do not include additional general and administrative expenses that the General Partner believes will be incurred by the Partnership as a result of its being a separate public entity.

Three month periods ended March 31, 1999 and 1998

For the three months ended March 31, 1999, the Partnership reported net income of $11.3 million on total revenue of $455.8 million. This compares to pro forma net income of $14.9 million on total revenues of $359.8 million and Predecessor net income of $1.2 million on total revenues of $167.5 million for the 1998 first quarter.

Pipeline Operations. Gross margin from pipeline activities was $12.0 million for the first quarter of 1999, compared to $17.8 million for the comparative period of 1998 on a pro forma basis. Tariff revenues were $13.1 million for the three months ended March 31, 1999, a 28% decline from the $17.4 million reported for the same period of 1998 on a pro forma basis. The decrease in tariff revenues resulted primarily from a 14% decrease in tariff transport volumes from 146,000 barrels per day for the three months ended March 31, 1998, to 126,000 barrels per day for the same period in 1999 due to a decline in average daily production from the Santa Ynez field and the Point Arguello field. Volumes related to margin activities decreased 6% to an average of approximately 47,000 barrels per day. The margin between revenue and direct cost of crude purchased decreased from $7.4 million for the three months ended March 31, 1998, to $5.0 million for the same period of 1999 as a result of a decline in margins between prices paid in California and prices received in West Texas. Operations and maintenance expenses were $3.0 million for the first quarter of 1999 compared to $3.5 million for the same period of 1998. As noted above, the Predecessor results for the first quarter of 1998 do not include the results of operations of the All American Pipeline and the SJV Gathering System which were acquired effective July 30, 1998.

The following table sets forth the All American Pipeline average deliveries per day within and outside California.

                                                    Three Months Ended March 31,
                                    ---------------------------------------------------------
                                         1999                 1998                   1998
                                    ------------        -------------          --------------
                                                          (pro forma)           (Predecessor)
                                                         (in thousands)
DELIVERIES:
  AVERAGE DAILY VOLUMES (BARRELS):
    Within California                    112                  122                       -
    Outside California                    61                   74                       -
                                         ---                  ---                     ---
      Total                              173                  196                       -
                                         ===                  ===                     ===


Terminalling and Storage Activities and Gathering and Marketing Activities. Gross margin from terminalling and storage and gathering and marketing activities was $7.8 million for the quarter ended March 31, 1999, reflecting a 75% increase over the $4.5 million reported for the 1998 period on a pro forma basis and an approximate 95% increase over the $4.0 million reported by the Predecessor for the first quarter of 1998. Net of interest expense associated with contango inventory transactions, gross margin for the first quarter of 1999 was $7.6 million, representing an increase of approximately 78% over the 1998 first quarter pro forma amount, likewise net of contango interest. The increase in gross margin was primarily attributable to an increase in the volumes gathered and marketed in West Texas, Louisiana and the Gulf of Mexico and activities at the Cushing Terminal.

General and administrative expenses were $2.2 million for the three months ended March 31, 1999, compared to $1.5 million and $1.0 million for the first quarter of 1998 on a pro forma basis and for the Predecessor, respectively. The increase in 1999 as compared to the 1998 pro forma amount is due to expenses related to the operation of the Partnership as a public entity (approximately $300,000) and to increased personnel as a result of the continued expansion of the Partnership's terminalling and storage activities and gathering and marketing activities. These increases, in addition to G&A associated with the acquisition of the All American Pipeline and the SJV Gathering System account for the increase in G&A from 1998 first quarter Predecessor amount.

Depreciation and amortization was $2.8 million for the three months ended March 31, 1999, and the three months ended March 31, 1998, on a pro forma basis. Depreciation and amortization was $0.3 million in the first quarter of 1998 for the Predecessor. The increase in depreciation and amortization from the Predecessor amount is due to the acquisition of the All American Pipeline and the SJV Gathering System in July 1998.

In March 1999, the Partnership adopted a plan to reduce staff in its pipeline operations and to relocate certain functions. The Partnership incurred a charge to first quarter earnings of approximately $410,000 in connection with such plan. Such amount is reflected as other expense in the accompanying consolidated income statement for the quarter ended March 31, 1999.

Interest expense was $3.2 million for the first quarter of 1999 and the first quarter of 1998 on a pro forma basis. The Predecessor reported interest expense of approximately $0.9 million for the first quarter of 1998. The increase in interest expense from the Predecessor level is due to interest associated with the debt incurred for the acquisition of the All American Pipeline and the SJV Gathering System. During the first quarter of 1999, the Partnership capitalized interest of approximately $63,000 related to the expansion of the Cushing Terminal. Interest expense related to contango market inventory transactions was $164,000 and $149,000 for the first quarter of 1999 and 1998 (pro forma and historical for the Predecessor), respectively.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

Acquisitions

On May 12, 1999, Plains Scurlock Permian, L.P. ("Plains Scurlock"), a newly formed limited partnership of which Plains All American Inc. is general partner and Plains Marketing, L.P. is the limited partner, completed the acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC (the "Scurlock Acquisition"). Including working capital adjustments and associated closing and financing costs, the cash purchase price paid at closing was approximately $146 million.

Scurlock Permian LLC, a wholly owned subsidiary of Marathon Ashland Petroleum LLC, is engaged in crude oil transportation, trading and marketing, operating in 14 states with more than 2,400 miles of active pipelines, numerous storage terminals and a fleet of more than 225 trucks. Its largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Martin, Midland, Regan and Upton Counties, Texas. The assets acquired also include approximately 2.4 million barrels of crude oil used for working inventory.

Financing for the Scurlock Acquisition was provided through (i) Plains Scurlock's limited recourse bank facility with BankBoston, N.A. (the "Plains Scurlock Credit Facility"), (ii) the sale to the General Partner of 1.3 million Class B Common Units of the Partnership at $19.125 per unit, the price equal to the market value of the Partnership's common units and (ii) a $25 million draw under its existing revolving credit agreement. The Plains Scurlock Credit Facility consists of (i) a five year $130 million term loan and (ii) a three year $35 million revolving credit facility.

The Plains Scurlock Credit Facility is nonrecourse to the Partnership, Plains Marketing, L.P. and All American Pipeline, L.P. and is secured by the assets acquired. Borrowings under the term loan bear interest at LIBOR plus 3% and under the revolving credit facility at LIBOR plus 2.75%. A commitment fee equal to one-half of one percent per year is charged on the unused portion of the revolving credit facility. The term loan matures in May 2004 and the revolving credit facility matures in May 2002. No principal payment is scheduled for amortization prior to maturity.

In April 1999, the Partnership signed a definitive agreement to acquire a West Texas crude oil pipeline and gathering system from Chevron Pipe Line Company for approximately $40 million (the "Chevron Asset Acquisition"). Principal assets to be acquired include approximately 400 miles of crude oil transmission lines, associated gathering and lateral lines and three million barrels of crude oil storage and terminalling capacity in Crane, Ector, Midland, Upton, Ward and Winkler Counties,

Texas. Closing of the transaction is subject to regulatory review and approval, consents from third parties, and customary due diligence. Subject to satisfaction of the foregoing conditions, the transaction is expected to close early in the third quarter of 1999. It is anticipated that the Chevron Asset Acquisition will be made by Plains Scurlock, with financing provided by the Plains Scurlock Credit Facility.

Chevron will continue transporting crude oil through the pipeline under a contractual arrangement. The Partnership will also enter into a five-year contractual arrangement to sell up to 30,000 barrels of crude oil per day at market prices to another Chevron entity. Such arrangement may be extended by Chevron for up to five additional years. The system is currently moving an aggregate of approximately 98,000 barrels of crude oil per day under various gathering and transportation arrangements.

Credit Agreements

Concurrently with the closing of the IPO, the Partnership entered into a $225 million bank credit agreement (the "Bank Credit Agreement") that includes a $175 million term loan facility (the "Term Loan Facility") and a $50 million revolving credit facility (the "Revolving Credit Facility"). The Partnership may borrow up to $50 million under the Revolving Credit Facility for acquisitions, capital improvements, working capital and general business purposes. At March 31, 1999, the Partnership had $175 million outstanding under the Term Loan Facility, representing indebtedness assumed from the General Partner and $6 million outstanding under the Revolving Credit Facility. The Term Loan Facility matures in 2005, and no principal is scheduled for payment prior to maturity. The Term Loan Facility may be prepaid at any time without penalty. The Revolving Credit Facility expires in November 2000.

The Partnership has a $175 million letter of credit and borrowing facility (the "Letter of Credit Facility"), the purpose of which is to provide (i) standby letters of credit to support the purchase and exchange of crude oil for resale and (ii) borrowings to finance crude oil inventory which has been hedged against future price risk or designated as working inventory. Aggregate availability under the Letter of Credit Facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain current assets and current liabilities of the Partnership, primarily crude oil inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil. At March 31, 1999, the borrowing base under the Letter of Credit Facility was $175 million. The Letter of Credit Facility has a $40 million sublimit for borrowings to finance crude oil purchased in connection with operations at the Partnership's crude oil terminal and storage facilities. At March 31, 1999, there were letters of credit of approximately $73 million and borrowings of $4.1 million outstanding under the Letter of Credit Facility.

Partnership Distributions

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

On April 19, 1999, the Partnership declared a cash distribution of $0.45 per unit on its outstanding Common Units and Subordinated Units. This distribution is the first full quarterly distribution since the Partnership was formed. The distribution is payable on May 14, 1999, to holders of record of Common Units and Subordinated Units at the close of business on May 3, 1999.

Investing and Financing Activities

Net cash flows used in investing activities were $3.4 million and $0.1 million for the three months ended March 31, 1999 and 1998, respectively. Investing activities include payments for expansion capital of $2.6 million and maintenance capital of $0.2 million for the three months ended March 31, 1999. Approximately $2.4 million related to the expansion of the Cushing Terminal is included in 1999 payments. Payments for maintenance capital were $0.2 million for the three months ended March 31, 1998. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets or extend their useful lives. Capital expenditures made to expand capacity, whether through construction or acquisition, are not considered maintenance capital expenditures. Repair and maintenance expenditures associated with existing assets that do not extend the useful life or expand the operating capacity are charged to expense as incurred.

Net cash flows used in financing activities were $5.7 million for the three months ended March 31, 1999. Net cash provided by financing activities amounted to $17.8 million for the three months ended March 31, 1998. Financing activities include approximately $4.3 million and $0.8 million in short-term borrowings for the three months ended March 31, 1999 and 1998, respectively, and approximately $9.9 million and $18 million of repayments for the respective periods, related to contango crude oil inventory transactions at the Cushing Terminal. Proceeds and repayments under the Revolving Credit Facility were $14.1 million and $8.1 million, respectively, for the three months ended March 31, 1999.

Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 1999. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it Is, the type of hedge transaction. For fair value hedge transactions in which the Partnership is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Partnership is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The Partnership is required to adopt this statement beginning in 2000. The Partnership has not yet determined the effect that the adoption of SFAS 133 will have on its financial position or results of operations.

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

The Partnership's State of Readiness. The awareness phase of the Year 2000 project has begun with a company-wide awareness program which will continue to be updated throughout the life of the project. The portion of the assessment phase related to financial systems applications has been completed and the necessary modifications and conversions are underway. The portion of the assessment phase which will determine the nature and impact of the Year 2000 issue for hardware and equipment, embedded chip systems, and third-party developed software is substantially complete. The Partnership has retained a Year 2000 consulting firm which is currently identifying and evaluating field equipment which has embedded chip systems. The assessment phase of the project involves, among other things, efforts to obtain representations and assurances from third parties, including third party vendors, that their hardware and equipment, embedded chip systems, and software being used by or impacting the Partnership or any of its business units are or will be modified to be Year 2000 compliant. To date, the responses from such third parties are inconclusive. As a result, management cannot predict the potential consequences if these or other third parties are not Year 2000 compliant. The exposure associated with the Partnership's interaction with third parties is currently being evaluated. Management expects that the remediation, testing and implementation phases will be substantially completed within the third quarter of 1999.

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

Costs to Address Year 2000 Compliance Issues. Through March 31, 1999, the Partnership has borne approximately $320,000 as its share of expenses for the Year 2000 project. While the total cost to the Partnership of the Year 2000 project is still being evaluated, management currently estimates that the costs to be incurred in 1999 and 2000 associated with assessing, testing, modifying or replacing financial system applications, hardware and equipment, embedded chip systems and third party developed software is between $350,000 and $450,000. The Partnership expects to fund these expenditures with cash from operations or borrowings. Based upon these estimates, the Partnership does not expect the costs of its Year 2000 project to have a material adverse effect on its financial position, results of operation or cash flows.

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

The fair value of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table below:

                                                                          Change in Fair
                                         Fair                             Value from 10%
   At March 31, 1999                    Value                           Adverse Price Change
-----------------------           -----------------                   -----------------------
                                   (in millions)
Crude oil futures contracts             $(2.6)                                  $(4.9)

At March 31, 1999, the Partnership's interest rate risk has not changed materially from that presented in the Partnership's 1998 Form 10-K.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

All statements, other than statements of historical fact, included in this Report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate," "believe," "estimate," "expect,"
"plan," "intend" and "forecast" and similar expressions and statements regarding the Partnership's business strategy, plans and objectives of management of the Partnership for future operations. Such statements reflect the current views of the Partnership and the General Partner with respect to future events, based on what they believe are reasonable assumptions. These statements, however, are subject to certain risks, uncertainties and assumptions, including, but not limited to (i) the availability of adequate supplies of and demand for crude oil in the areas in which the Partnership operates, (ii) the impact of crude oil price fluctuations, (iii) the effects of competition, (iv) the success of the Partnership's risk management activities, (v) the availability (or lack thereof) of acquisition or combination opportunities, (vi) the impact of current and future laws and governmental regulations, (vii) environmental liabilities that are not covered by an indemnity or insurance, (viii) general economic, market or business conditions and (ix) uncertainties inherent in the Year 2000 Issue. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. Except as required by applicable securities laws, the Partnership does not intend to update these forward-looking statements and information.

PART II.  OTHER INFORMATION

Item 1 - Legal Proceedings

  None

Item 2 - Material Modification of Rights of Registrant's Securities

  None

Item 3 - Defaults on Senior Securities

  None

Item 4 - Submission of Matters to a Vote of Security Holders

  None

Item 5 - Other Information

  None

Item 6  Exhibits and Reports on Form 8-K

  A. Exhibits

      3.7 Agreement of Limited Partnership of Plains Scurlock Permian, L.P. dated as of April 29, 1999.

     10.17 Asset Sales Agreement between Chevron Pipe Line Company and Plains Marketing, L.P. dated April 16, 1999.

     10.18 Credit Agreement dated as of May 12, 1999, between Plains Scurlock Permian, L.P., BankBoston, N.A. and certain financial institutions.

     27.    Financial Data Schedule

  B. Report on Form 8-K

     None

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                PLAINS ALL AMERICAN PIPELINE, L.P..

                                By:  PLAINS ALL AMERICAN INC.,
                                     Its General Partner



Date: May 14, 1999              By:  /s/  Cynthia A. Feeback
                                    --------------------------------------
                                    Cynthia A. Feeback, Treasurer
                                    (Principal Accounting Officer) of the
                                    General Partner