Form 10-Q
period 1999-06-30
PLAINS ALL AMERICAN PIPELINE LP
filed 1999-08-16
CIK 1070423

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


          |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO ______

At August 11, 1999, there were outstanding 20,059,239 Common Units, 1,307,190 Class B Common Units and 10,029,619 Subordinated Units.

               PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                               TABLE OF CONTENTS
-------------------------------------------------------------------------------

                                                                                              PAGE
PART I. FINANCIAL INFORMATION

CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS:

      Consolidated Balance Sheets:
         June 30, 1999 and December 31, 1998..................................................   3
      Consolidated and Combined Statements of Income:
         For the three and six months ended June 30, 1999 and 1998 (Predecessor) .............   4
      Consolidated and Combined Statements of Cash Flows:
         For the six months ended June 30, 1999 and 1998 (Predecessor) .......................   5
      Notes to Consolidated and Combined Financial Statements.................................   6

MANAGEMENT'S DISCUSSION AND ANALYSIS..........................................................  10

PART II. OTHER INFORMATION  ..................................................................  20

                                       Page 2 of 21

               PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                                  JUNE 30         DECEMBER 31,
                                                                                    1999              1998
                                                                               ---------------   ----------------
                                                                                (UNAUDITED)
                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                            $ 12,133           $  5,503
Accounts receivable                                                                   343,393            119,514
Inventory                                                                              55,707             37,711
Prepaid expenses and other                                                              2,111              1,101
                                                                               ---------------   ----------------
Total current assets                                                                  413,344            163,829
                                                                               ---------------   ----------------
PROPERTY AND EQUIPMENT
Crude oil pipeline, gathering and terminal assets                                     507,770            378,254
Other property and equipment                                                            2,209                581
                                                                               ---------------   ----------------
                                                                                      509,979            378,835
Less allowance for depreciation and amortization                                       (6,432)              (799)
                                                                               ---------------   ----------------
                                                                                      503,547            378,036
                                                                               ---------------   ----------------
OTHER ASSETS
Pipeline linefill                                                                      70,572             54,511
Other                                                                                  19,323             10,810
                                                                               ---------------   ----------------
                                                                                  $ 1,006,786          $ 607,186
                                                                               ---------------   ----------------
                                                                               ---------------   ----------------
                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and other current liabilities                                    $   370,500          $ 136,980
Due to affiliates                                                                      16,482              7,768
Notes payable and current maturities of long-term debt                                 22,650              9,750
                                                                               ---------------   ----------------

Total current liabilities                                                             409,632            154,498

LONG-TERM LIABILITIES
Bank debt                                                                             289,350            175,000
Other                                                                                   1,264                 45
                                                                               ---------------   ----------------

Total liabilities                                                                     700,246            329,543
                                                                               ---------------   ----------------

PARTNERS' CAPITAL
Common unitholders (20,059,239 units outstanding at June 30, 1999
 and December 31, 1998)                                                               259,184            256,997
Class B Common unitholders (1,307,190 units outstanding at June 30, 1999)              25,295                  -
Subordinated unitholders (10,029,619 units outstanding at June 30, 1999
 and December 31, 1998)                                                                20,546             19,454
General Partner                                                                         1,515              1,192
                                                                               ---------------   ----------------
                                                                                      306,540            277,643
                                                                               ---------------   ----------------
                                                                                  $ 1,006,786          $ 607,186
                                                                               ---------------   ----------------
                                                                               ---------------   ----------------

         See notes to consolidated and combined financial statements.

               PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                  CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
                 (UNAUDITED) (IN THOUSANDS, EXCEPT PER UNIT DATA)

                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             JUNE 30,                                JUNE 30,
                                                -----------------------------------     -----------------------------------
                                                     1999               1998                 1999               1998
                                                ----------------   ----------------     ----------------   ----------------
                                                                    (PREDECESSOR)                           (PREDECESSOR)
REVENUES                                              $ 862,524          $ 163,222          $ 1,318,284          $ 330,683

COST OF SALES AND OPERATIONS                            836,312            158,026            1,272,244            321,483
                                                ----------------   ----------------     ----------------   ----------------
Gross Margin                                             26,212              5,196               46,040              9,200
                                                ----------------   ----------------     ----------------   ----------------
EXPENSES
General and administrative                                5,769              1,055                7,947              2,041
Depreciation and amortization                             3,840                318                6,671                621
                                                ----------------   ----------------     ----------------   ----------------
Total expenses                                            9,609              1,373               14,618              2,662
                                                ----------------   ----------------     ----------------   ----------------
Operating income                                         16,603              3,823               31,422              6,538
Interest expense                                          4,720                179                7,913                328
Related party interest expense                                -                750                    -              1,500
Other expense                                                 -                  -                  410                  -
Interest and other income                                  (190)              (404)                (287)              (581)
                                                ----------------   ----------------     ----------------   ----------------
Net income before provision
 in lieu of income taxes                                 12,073              3,298               23,386              5,291
Provision in lieu of income taxes                             -              1,284                    -              2,037
                                                ----------------   ----------------     ----------------   ----------------
NET INCOME                                            $  12,073          $   2,014          $    23,386          $   3,254
                                                ----------------   ----------------     ----------------   ----------------
                                                ----------------   ----------------     ----------------   ----------------
NET INCOME - LIMITED PARTNERS                         $  11,832          $   1,974          $    22,918          $   3,189
                                                ----------------   ----------------     ----------------   ----------------
                                                ----------------   ----------------     ----------------   ----------------
NET INCOME - GENERAL PARTNER                          $     241          $      40          $       468          $      65
                                                ----------------   ----------------     ----------------   ----------------
                                                ----------------   ----------------     ----------------   ----------------
BASIC AND DILUTED NET INCOME
 PER LIMITED PARTNER UNIT                             $    0.38          $    0.12          $      0.75          $    0.19
                                                ----------------   ----------------     ----------------   ----------------
                                                ----------------   ----------------     ----------------   ----------------
WEIGHTED AVERAGE UNITS
 OUTSTANDING                                             30,807             17,004               30,450             17,004
                                                ----------------   ----------------     ----------------   ----------------
                                                ----------------   ----------------     ----------------   ----------------

          See notes to consolidated and combined financial statements.

               PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                           (UNAUDITED) (IN THOUSANDS)

                                                                                     SIX MONTHS ENDED
                                                                                         JUNE 30,
                                                                            -----------------------------------
                                                                                 1999               1998
                                                                            ----------------   ----------------
                                                                                                (PREDECESSOR)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $ 23,386            $ 3,254
Items not affecting cash flows
 from operating activities:
  Depreciation and amortization                                                       6,671                621
  Change in payable in lieu of deferred taxes                                             -                783
  Other non cash items                                                                  182                  -
Change in assets and liabilities:
  Accounts receivable                                                               (74,788)             6,673
  Inventory                                                                          (1,176)            (9,066)
  Prepaid expenses and other                                                            966                146
  Accounts payable and other current liabilities                                     60,233             (5,395)
  Pipeline linefill                                                                      (3)                 -
                                                                            ----------------   ----------------
Net cash provided by (used in) operating activities                                  15,471             (2,984)
                                                                            ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES
Costs incurred in connection with acquisitions (see Note 2)                        (141,971)                 -
Additions to property and equipment                                                  (4,832)              (455)
Disposals of property and equipment                                                     155                  1
Additions to other assets                                                              (158)               (52)
                                                                            ----------------   ----------------
Net cash used in investing activities                                              (146,806)              (506)
                                                                            ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from affiliates                                                              8,731              4,166
Proceeds from issuance of Class B Common Units                                       25,000                  -
Proceeds from long-term debt                                                        187,621                  -
Proceeds from short-term debt                                                        24,150             17,900
Principal payments of long-term debt                                                (72,621)                 -
Principal payments of short-term debt                                               (11,900)           (18,000)
Costs incurred for issuance of long-term debt in
 connection with acquisitions                                                        (3,527)                 -
Capital contribution from General Partner                                               252                  -
Capital contribution from parent                                                          -             28,701
Distributions to unitholders                                                        (19,741)                 -
                                                                            ----------------   ----------------
Net cash provided by financing activities                                           137,965             32,767
                                                                            ----------------   ----------------
Net increase in cash and cash equivalents                                             6,630             29,277
Cash and cash equivalents, beginning of period                                        5,503                  2
                                                                            ----------------   ----------------
Cash and cash equivalents, end of period                                           $ 12,133           $ 29,279
                                                                            ----------------   ----------------
                                                                            ----------------   ----------------

          See notes to consolidated and combined financial statements.

               PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

     Plains All American Pipeline, L.P. (the "Partnership" or "PAA") is a Delaware limited partnership formed in the third quarter of 1998, to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. ("Plains Resources") and its wholly owned subsidiaries (the "Plains Midstream Subsidiaries" or the "Predecessor"). On November 23, 1998, the Partnership completed the initial public offering ("IPO") and the transactions whereby the Partnership became the successor to the business of the Predecessor. The operations of the Partnership are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Scurlock Permian, L.P. ("Plains Scurlock"). Plains All American Inc. ("PAAI"), a wholly owned subsidiary of Plains Resources, is the general partner ("General Partner") of the Partnership. The Partnership is engaged in interstate and intrastate crude oil pipeline transportation and crude oil gathering and marketing activities and terminalling and storage activities. The Partnership's operations are primarily conducted in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

     The accompanying financial statements and related notes present the consolidated financial position as of June 30, 1999, of the Partnership and the results of its operations for the three and six months ended June 30, 1999 and its cash flows for the six months ended June 30, 1999. The combined financial statements of the Predecessor include the accounts of the Plains Midstream Subsidiaries.

     The accompanying unaudited financial statements have been prepared in accordance with the instructions for interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to the consolidated and combined financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC. All material adjustments, consisting only of normal recurring adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results for the three and six months ended June 30, 1999 are not necessarily indicative of the final results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform to the current year presentation. All significant intercompany transactions have been eliminated.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For fair value hedge transactions in which the Partnership is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Partnership is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The Partnership is required to adopt this statement beginning in 2001. The Partnership has not yet determined the effect that the adoption of SFAS 133 will have on its financial position or results of operations.

NOTE 2 -- ACQUISITIONS

SCURLOCK ACQUISITION

     On May 12, 1999, Plains Scurlock, a limited partnership of which PAAI is the general partner and Plains Marketing, L.P. is the limited partner, completed the acquisition of Scurlock Permian LLC ("Scurlock") and certain other pipeline assets (the "Scurlock Acquisition") from Marathon Ashland Petroleum LLC ("MAP"). Including working capital adjustments and associated closing and financing costs, the cash purchase price was approximately $141 million.

     Scurlock, previously a wholly owned subsidiary of MAP, is engaged in crude oil transportation, trading and marketing, operating in 14 states with more than 2,400 miles of active pipelines, numerous storage terminals and a fleet of more than 225 trucks. Its largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Martin, Midland, Regan and Upton Counties, Texas. The assets acquired also include approximately 2.4 million barrels of crude oil.

     Financing for the Scurlock Acquisition was provided through (i) a borrowing of approximately $92 million under Plains Scurlock's limited recourse bank facility with BankBoston, N.A. (the "Plains Scurlock Credit Facility"), (ii) the sale to the General Partner of 1.3 million Class B Common Units ("Class B Units") of PAA at $19.125 per unit, the price equal to the market value of PAA's common units ("Common Units") on May 12, 1999, for a total cash consideration of $25 million and (iii) a $25 million draw under PAA's existing revolving credit agreement.

     The Plains Scurlock Credit Facility consists of (i) a five-year $126.6 million term loan and (ii) a three-year $35 million revolving credit facility. The Plains Scurlock Credit Facility is nonrecourse to PAA, Plains Marketing, L.P. and All American Pipeline, L.P. and is secured by the assets acquired. Borrowings under the term loan bear interest at the London Interbank Offering Rate ("LIBOR") plus 3% and under the revolving credit facility at LIBOR plus 2.75%. A commitment fee equal to one-half of one percent per year is charged on the unused portion of the revolving credit facility. The revolving credit facility, which may be used for borrowings or letters of credit to support crude oil purchases, matures in May 2002. The term loan provides for principal amortization of $0.7 million annually beginning May 2000, with a final maturity of May 2004. As of June 30, 1999, letters of credit of approximately $15.2 million were outstanding under the revolver and borrowings of $90 million were outstanding under the term loan.

     The Class B Units are initially pari passu with Common Units with respect to distributions, and after six months are convertible into Common Units upon approval of a majority of Common Unitholders. After such six month period, the Class B Unitholder may request that PAA call a meeting of Common Unitholders to consider approval of the conversion of Class B Units into Common Units. If the approval of such conversion by the Common Unitholders is not obtained within 120 days of such request (the "Initial Approval Period"), the Class B Unitholders will be entitled to receive distributions, on a per Unit basis, equal to 110% of the amount of distributions paid on a Common Unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the Initial Approval Period. Except for the vote to approve the conversion, Class B Units have the same voting rights as the Common Units.

     The assets, liabilities and results of operations of Scurlock are included in the Consolidated Financial Statements of the Partnership effective May 1, 1999. The Scurlock Acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated in accordance with Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16") as follows:

                                                                             in thousands
                  Crude oil pipeline, gathering and terminal assets            $ 124,615
                  Other property and equipment                                     1,546
                  Pipeline linefill                                               16,057
                  Other assets (debt issue costs)                                  3,100
                  Environmental accrual                                           (1,000)
                  Net working capital items                                       (3,090)
                                                                            -------------
                  Cash paid                                                    $ 141,228
                                                                            -------------
                                                                            -------------

     The purchase price allocation was based on preliminary estimates of fair value and is subject to adjustment as additional information becomes available and is evaluated. The purchase accounting entries include a $1.0 million accrual for estimated environmental remediation costs. Under the agreement for the sale of Scurlock by MAP to Plains Scurlock, MAP has agreed to indemnify and hold harmless Scurlock and Plains Scurlock for claims, liabilities and losses (collectively "Losses") resulting from any act or omission attributable to Scurlock's business or properties occurring prior to the date of the closing of such sale to the extent the aggregate amount of such Losses exceed $1.0 million; provided however, that claims for such Losses must individually exceed $25,000 and must be asserted by Scurlock against MAP on or before May 15, 2003.

CHEVRON ASSET ACQUISITION

     On July 15, 1999, Plains Scurlock completed the acquisition of a West Texas crude oil pipeline and gathering system from Chevron Pipe Line Company for approximately $36.6 million, including transaction costs (the "Chevron Asset Acquisition"). The principal assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 340 miles of associated gathering and lateral lines and approximately three million barrels of crude oil storage and terminalling capacity in Crane, Ector, Midland, Upton, Ward and Winkler Counties, Texas. Financing for the Chevron Asset Acquisition was provided by a draw of $36.6 million under the term loan portion of the Plains Scurlock Credit Facility.

     Chevron U.S.A Inc., which currently transports approximately 24,000 barrels of crude oil per day on the system, will continue to transport its equity crude oil production from the region on the system under a twelve-year contractual arrangement.

PRO FORMA RESULTS FOR THE SCURLOCK ACQUISITION AND ALL AMERICAN PIPELINE ACQUISITION

     The following unaudited pro forma data is presented to show pro forma revenues, net income and basic and diluted net income per limited partner unit as if the Scurlock Acquisition, which was effective May 1, 1999, and the acquisition of the All American Pipeline and the Celeron Gathering System (the "All American Acquisition"), which was effective July 30, 1998 had both occurred on January 1, 1998. The results for the six month period 1998 do not reflect certain pro forma adjustments as if the Partnership had been formed on January 1, 1998.

                                     SIX MONTHS ENDED
                                          JUNE 30,
                                ----------------------------
                                    1999           1998
                                -------------  -------------
Revenues                         $ 2,367,672    $ 2,440,595
                                -------------  -------------
                                -------------  -------------
Net income                       $    31,250    $     6,401
                                -------------  -------------
                                -------------  -------------
Basic and diluted net income
 per limited partner unit        $      0.98    $      0.34
                                -------------  -------------
                                -------------  -------------

NOTE 3 -- DISTRIBUTIONS

     On February 12, 1999, the Partnership paid a cash distribution of $0.193 per unit on its outstanding Common Units and Subordinated Units. The distribution was paid to Unitholders of record at the close of business on January 29, 1999. The total distribution paid was approximately $5.9 million, with approximately $2.5 million paid to the Partnership's public Unitholders, and the remainder paid to the General Partner for its limited partner and general partner interests. The distribution represented a partial quarterly distribution for the 39-day period from November 23, 1998, the closing of the IPO, through December 31, 1998.

     On May 14, 1999, the Partnership paid a cash distribution of $0.45 per unit on its outstanding Common Units and Subordinated Units. The distribution was paid to holders of record of Common Units and Subordinated Units at the close of business on May 3, 1999. The total distribution paid was approximately $13.8 million, with approximately $5.9 million paid to the Partnership's public Unitholders, and the remainder paid to the General Partner for its limited partner and general partner interests. This distribution was the first full quarterly distribution since the Partnership was formed.

     On July 22, 1999, the Partnership declared a cash distribution of $0.4625 per Unit on its outstanding Common Units, Class B Units and Subordinated Units. The distribution is payable on August 13, 1999, to holders of record of such Units on August 3, 1999. The total distribution to be paid is approximately $14.9 million, with approximately $6.1 million to be paid to the Partnership's public Unitholders and the remainder to be paid to the General Partner for its limited and general partner interests. This distribution represents an increase of $.0125 per unit over the minimum quarterly distribution of $0.45 per unit.

NOTE 4 -- OPERATING SEGMENTS

     The Partnership's operations consist of two operating segments: (i) Pipeline Operations - engages in interstate and intrastate crude oil pipeline transportation and related gathering and marketing activities; (ii) Marketing, Gathering, Terminalling and Storage Operations - engages in crude oil marketing, gathering, terminalling and storage activities other than related to Pipeline Operations. Prior to the July 1998 All American Acquisition, the Predecessor had only marketing, gathering, terminalling and storage operations; thus, no prior periods are presented. The Partnership evaluates segment performance based on gross margin, gross profit and income before income taxes and extraordinary items.

     The following table summarizes segment revenues, gross margin, gross profit and income before income taxes and extraordinary items:

                                                                               MARKETING,
                                                                               GATHERING,
                                                                              TERMINALLING
 (IN THOUSANDS)                                            PIPELINE             & STORAGE              TOTAL
-----------------------------------------------------------------------------------------------------------------
 THREE MONTHS ENDED JUNE 30, 1999
 Revenues:
  External Customers                                    $      223,128       $      639,396        $     862,524
  Intersegment  (a)                                             19,470                  (55)              19,415
  Other                                                             29                  161                  190
                                                       ----------------     ----------------      ---------------
   Total revenues of reportable segments                $      242,627       $      639,502        $     882,129
                                                       ----------------     ----------------      ---------------
                                                       ----------------     ----------------      ---------------
 Segment gross margin (b)                               $       12,917       $       13,295        $      26,212
 Segment gross profit (c)                               $       12,189       $        8,254        $      20,443
 Income before income taxes and
  extraordinary items                                   $        6,035       $        6,038        $      12,073
-----------------------------------------------------------------------------------------------------------------
 SIX MONTHS ENDED JUNE 30, 1999
 Revenues:
  External Customers                                    $      377,615       $      940,669        $   1,318,284
  Intersegment  (a)                                             34,775                    -               34,775
  Other                                                             95                  192                  287
                                                       ----------------     ----------------      ---------------
   Total revenues of reportable segments                $      412,485       $      940,861        $   1,353,346
                                                       ----------------     ----------------      ---------------
                                                       ----------------     ----------------      ---------------
 Segment gross margin (b)                               $       24,936       $       21,104        $      46,040
 Segment gross profit (c)                               $       23,413       $       14,680        $      38,093
 Income before income taxes and
  extraordinary items                                   $       11,509       $       11,877        $      23,386
-----------------------------------------------------------------------------------------------------------------

(a) Intersegment sales were conducted on an arm's-length basis.
(b) Gross margin is calculated as revenues less cost of sales and operations expenses.
(c) Gross profit is calculated as revenues less cost of sales and operations and general and administrative expenses.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS

GENERAL

     Plains All American Pipeline, L.P. (the "Partnership" or "PAA") is a limited partnership formed in the third quarter of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. ("Plains Resources") and its wholly owned subsidiaries (the "Plains Midstream Subsidiaries" or the "Predecessor"). On November 23, 1998, the Partnership completed the initial public offering ("IPO") and the transactions whereby the Partnership became the successor to the business of the Predecessor. The operations of the Partnership are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Scurlock Permian, L.P. ("Plains Scurlock"). Plains All American Inc. ("PAAI"), a wholly owned subsidiary of Plains Resources, is the general partner ("General Partner") of the Partnership. The Partnership is engaged in interstate and intrastate crude oil pipeline transportation and crude oil gathering and marketing activities and terminalling and storage activities. The Partnership's operations are conducted primarily in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

     On May 12, 1999, Plains Scurlock completed the acquisition of Scurlock Permian LLC ("Scurlock") and certain other pipeline assets (the "Scurlock Acquisition") from Marathon Ashland Petroleum LLC ("MAP"). Including working capital adjustments and associated closing and financing costs, the cash purchase price was approximately $141 million. The assets, liabilities and results of operations of the Scurlock Acquisition are included in the Partnership's Consolidated Financial Statements effective May 1, 1999.

     Scurlock, previously a wholly owned subsidiary of MAP, is engaged in crude oil transportation, trading and marketing, operating in 14 states with more than 2,400 miles of active pipelines, numerous storage terminals and a fleet of more than 225 trucks. Its largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Martin, Midland, Regan and Upton Counties, Texas. The assets acquired also include approximately 2.4 million barrels of crude oil.

     The Partnership owns and operates a 1,233-mile seasonally heated, 30-inch, common carrier crude oil pipeline extending from California to West Texas (the "All American Pipeline") and a 45-mile, 16-inch, crude oil gathering system in the San Joaquin Valley of California (the "SJV Gathering System"), both of which the Predecessor purchased from Wingfoot Ventures Seven, Inc. ("Wingfoot"), a wholly owned subsidiary of The Goodyear Tire & Rubber Company ("Goodyear") in July 1998 for approximately $400 million (the "All American Acquisition"). Prior to the All American Acquisition, the Predecessor had only gathering and marketing and terminalling and storage activities. The Partnership also owns and operates a three million barrel, above-ground crude oil terminalling and storage facility in Cushing, Oklahoma, (the "Cushing Terminal"). See Note 2 to the accompanying Consolidated and Combined Financial Statements for pro forma information giving effect to the acquisitions as if such transactions occurred on January 1, 1998.

RESULTS OF OPERATIONS

HISTORICAL RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1999 (PARTNERSHIP) AND THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 (PREDECESSOR)

     The historical results of operations discussed below are derived from the historical financial statements of the Partnership for the three and six months ended June 30, 1999, which include the results of the Scurlock Acquisition effective May 1, 1999, and the combined financial statements of the Predecessor for the three and six months ended June 30, 1998. The results of operations of the Predecessor for the three and six months ended June 30, 1998, do not include the results of operations of the All American Acquisition which was completed in July 1998.

PRO FORMA RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30,
1998

     The pro forma results of operations discussed below are derived from the historical financial statements of Wingfoot (which reflect the historical operating results of the All American Pipeline and the SJV Gathering System) and the Predecessor. The pro forma results of operations reflect certain pro forma adjustments to the historical results of operations as if the Partnership had been formed and the All American Acquisition had taken place on January 1, 1998. The pro forma adjustments include: (i) pro forma depreciation and amortization expense based on the purchase price of the Wingfoot assets by the Predecessor; (ii) the elimination of interest expense on loans from Goodyear to Wingfoot as all such debt was extinguished in connection with the All American Acquisition; (iii) the reduction in compensation and benefits expense due to the termination of personnel in connection with the All American Acquisition; (iv) the elimination of interest expense of the Predecessor related to debt owed to Plains Resources as such debt was extinguished in connection with the IPO; (v) pro forma interest on debt assumed by the Partnership on the closing date of the IPO and (vi) the elimination of income tax expense as income taxes will be borne by the partners and not the Partnership. The pro forma adjustments do not include additional general and administrative expenses that the General Partner believes will be incurred by the Partnership as a result of its being a separate public entity.

THREE MONTHS ENDED JUNE 30, 1999 AND 1998

     The following table sets forth certain financial and operating information of the Partnership and the Predecessor for the periods presented (unaudited) (in thousands):

                                                         THREE MONTHS ENDED JUNE 30,
                                           --------------------------------------------------------
                                                1999                 1998                 1998
                                           --------------       --------------      ---------------
                                                                (PREDECESSOR)        (PRO FORMA)
Operating Results:
  Revenues                                  $    862,524         $    163,222        $     346,404
                                           --------------       --------------      ---------------
                                           --------------       --------------      ---------------
  Gross margin:
    Pipeline                                $     12,917         $          -        $      13,010
    Gathering and marketing
     and terminalling and storage                 13,295                5,196                5,652
                                           --------------       --------------      ---------------
      Total                                       26,212                5,196               18,662
  General and administrative expense              (5,769)              (1,055)              (1,573)
                                           --------------       --------------      ---------------
                                           --------------       --------------      ---------------
  Gross profit                              $     20,443         $      4,141        $      17,089
                                           --------------       --------------      ---------------
                                           --------------       --------------      ---------------
  Net Income                                $     12,073         $      2,014        $      11,366
                                           --------------       --------------      ---------------
                                           --------------       --------------      ---------------
Average Daily Volumes (barrels):
  Pipeline Activities:
    All American
      Tariff activities                              101                    -                  130
      Margin activities                               63                    -                   34
    Other                                             25                    -                    -
                                           --------------       --------------      ---------------
    Total                                            189                    -                  164
                                           --------------       --------------      ---------------
                                           --------------       --------------      ---------------
  Lease gathering                                    314                   83                  103
  Bulk purchases                                     161                  109                  109
  Terminal throughput                                 84                   83                   83

     For the three months ended June 30, 1999, the Partnership reported net income of $12.1 million, or $0.38 per limited partner unit, on total revenues of $862.5 million, compared to Predecessor net income of $2.0 million on total revenues of $163.2 million. Pro forma net income was $11.4 million on total revenues of $346.4 million for the 1998 second quarter.

     PIPELINE OPERATIONS. Gross margin from pipeline operations was $12.9 million for the second quarter of 1999 compared to $13.0 million for the comparative period of 1998 on a pro forma basis. The decrease from the prior year resulted primarily from lower tariff transport volumes, partially due to lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California. Such decrease was offset by an increase in gross margin from PAA's pipeline merchant activities and approximately $0.8 million of pipeline gross margin from the Scurlock Acquisition, for which two months of operations are included in the current period's results. Pipeline tariff revenues and tariff transport volumes from the All American Pipeline were approximately $9.4 million and 101,000 barrels per day, respectively, for the second quarter of 1999, compared to $16.4 million and 130,000 barrels per day, respectively, for the comparative period of 1998. The decrease in tariff volumes was offset by an increase in barrels shipped as part of PAA's merchant activities. Volumes related to such activities were 63,000 barrels per day in the current year period, which is an approximate 29,000 barrel per day increase in the volumes from last year's quarter on a pro forma basis. Operations and maintenance expenses were $6.8 million for the second quarter of 1999 as compared to $6.5 million for the same period of 1998.

     In July 1999, Arguello Inc., a wholly owned subsidiary of Plains Resources, acquired Chevron USA's 26% working interest in the Point Arguello Field and will be the operator of record. Plains Resources has an approximate 59% ownership interest in PAA through its ownership of the General Partner.

     The following table sets forth the All American Pipeline average deliveries per day within and outside California:

                                                                              THREE MONTHS ENDED JUNE 30,
                                                                       ---------------------------------------------
                                                                          1999             1998            1998
                                                                       ------------     -----------     ------------
                                                                                       (PREDECESSOR)     (PRO FORMA)
                                                                                       (IN THOUSANDS)
                    DELIVERIES:
                      AVERAGE DAILY VOLUMES (BARRELS):
                          Within California                                    101               -              111
                          Outside California                                    63               -               57
                                                                       ------------     -----------     ------------
                            Total                                              164               -              168
                                                                       ------------     -----------     ------------
                                                                       ------------     -----------     ------------

     GATHERING AND MARKETING ACTIVITIES AND TERMINALLING AND STORAGE ACTIVITIES. Gross margin from gathering, marketing, terminalling and storage activities was approximately $13.3 million for the second quarter of 1999. Approximately $6.2 million of this gross margin is attributable to the Scurlock Acquisition which was effective May 1, 1999. The Scurlock gross margin was generated on gathering volumes of approximately 192,000 barrels per day and bulk purchase volumes of approximately 71,000 barrels per day. Scurlock daily volumes are a two month average of activity from the date of acquisition through June 30, 1999.

     Excluding the Scurlock Acquisition, gross margin from PAA's gathering, marketing, terminalling and storage activities was approximately $7.1 million for the second quarter of 1999, compared to $5.2 million and $5.7 million in the prior year comparative period for the Predecessor and on a pro forma basis, respectively. The increase is due to an increase in lease gathering volumes and storage capacity leased at the Cushing Terminal. Lease gathering volumes increased from an average of 103,000 barrels per day on a pro forma basis for the second quarter of 1998 to approximately 122,000 barrels per day in the current year quarter. Bulk purchase volumes declined from approximately 109,000 barrels per day in last year's quarter to approximately 90,000 barrels per day in the second quarter of 1999. This decrease is primarily due to a lesser volume of contango purchases and an increased amount of tankage that was leased to third parties at the Cushing Terminal. The one million barrel expansion of the Cushing Terminal was placed in service during the second quarter of 1999. Throughput volumes at PAA's terminals averaged approximately 84,000 barrels per day in the current year quarter, about flat with the 1998 comparative period average of 83,000 barrels per day. Average leased terminal capacity increased significantly from approximately 600,000 barrels per month in last year's quarter to 2.3 million barrels per month during the current year quarter.

     General and administrative ("G&A") expenses were $5.8 million for the three months ended June 30, 1999, compared to $1.1 million and $1.6 million for the second quarter of 1998 for the Predecessor and on a pro forma basis, respectively. The increase in 1999 as compared to the 1998 pro forma amount is due to the Scurlock Acquisition (approximately $3.4 million), continued expansion of the Partnership's activities and expenses related to the operation of the Partnership as a public entity. These increases, in addition to G&A associated with the All American Acquisition, account for the increase in G&A from the 1998 second quarter Predecessor amount.

     Depreciation and amortization expense was $3.8 million for the three months ended June 30, 1999, compared to $0.3 million for the Predecessor and $2.9 million on a pro forma basis, for the 1998 comparative period. The increase in depreciation and amortization from the Predecessor amount is due to the Scurlock Acquisition in May 1999 and the All American Acquisition in July 1998. The increase from the 1998 pro forma amount is attributable to the Scurlock Acquisition.

     Interest expense was $4.7 million for the second quarter of 1999, compared to $0.9 million reported by the Predecessor and $3.2 million on a pro forma basis for the second quarter of 1998. The increase in interest expense from the Predecessor level is due to interest associated with the debt incurred for the Scurlock Acquisition and the All American Acquisition. The increase from the 1998 pro forma amount is primarily attributable to the Scurlock Acquisition and a slight increase in interest expense related to hedged inventory transactions. During the second quarter of 1999, the Partnership capitalized interest of approximately $69,000 related to the expansion of the Cushing Terminal.

SIX MONTHS ENDED JUNE 30, 1999 AND 1998

     The following table sets forth certain financial and operating information of the Partnership and the Predecessor for the periods presented (unaudited) (in thousands):

                                                  SIX MONTHS ENDED JUNE 30,
                                     ------------------------------------------------
                                         1999              1998             1998
                                     -------------     -------------     ------------
                                                       (PREDECESSOR)     (PRO FORMA)
Operating Results:
  Revenues                            $ 1,318,284       $   330,683       $  706,239
                                     -------------     -------------     ------------
                                     -------------     -------------     ------------
  Gross margin:
    Pipeline                          $    24,936       $         -       $   30,768
    Gathering and marketing
     and terminalling and storage          21,104             9,200           10,102
                                     -------------     -------------     ------------
      Total                                46,040             9,200           40,870
  General and administrative expense       (7,947)           (2,041)          (3,094)
                                     -------------     -------------     ------------
  Gross profit                        $    38,093       $     7,159       $   37,776
                                     -------------     -------------     ------------
                                     -------------     -------------     ------------
  Net Income                          $    23,386       $     3,254       $   26,247
                                     -------------     -------------     ------------
                                     -------------     -------------     ------------
Average Daily Volumes (barrels):
  Pipeline activities:
    All American
      Tariff activities                       113                 -              143
      Margin activities                        55                 -               35
    Other                                      25                 -                -
                                     -------------     -------------     ------------
    Total                                     193                 -              178
                                     -------------     -------------     ------------
                                     -------------     -------------     ------------
  Lease gathering                             313                82              102
  Bulk purchases                              163               102              102
  Terminal throughput                          79                75               75

     For the six months ended June 30, 1999, the Partnership reported net income of $23.4 million, or $0.75 per limited partner unit, on total revenues of $1.3 billion compared to Predecessor net income of $3.3 million on total revenues of $330.7 million. Pro forma net income was $26.2 million on total revenues of $706.2 million for the six month period in 1998.

     PIPELINE OPERATIONS. Gross margin from pipeline operations was $24.9 million for the first six months of 1999 compared to $30.8 million for the comparative period of 1998 on a pro forma basis. The decrease from the prior year resulted primarily from lower tariff transport volumes, partially due to lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California. Such decrease was partially offset by an increase in gross margin from PAA's pipeline merchant activities and approximately $0.8 million of pipeline gross margin from the Scurlock Acquisition, for which two months of operations are included in the current period's results. Pipeline tariff revenues and tariff transport volumes from the All American Pipeline were approximately $22.0 million and 113,000 barrels per day, respectively, for the first half of 1999, compared to $33.9 million and 143,000 barrels per day, respectively, for the comparative period of 1998. The decrease in tariff volumes was partially offset by an increase in barrels shipped as part of PAA's merchant activities. Volumes related to such activities were 55,000 barrels per day in the current year period, which is an approximate 20,000 barrel per day increase in the volumes from last year's period on a pro forma basis. Operations and maintenance expenses were $13.0 million for the first half of 1999 as compared to $14.4 million for the same period of 1998.

     In July 1999, Arguello Inc., a wholly owned subsidiary of Plains Resources, acquired Chevron USA's 26% working interest in the Point Arguello Field and will be the operator of record. Plains Resources has an approximate 59% ownership interest in PAA through its ownership of the General Partner.

     The following table sets forth the All American Pipeline average deliveries per day within and outside California.

                                                      SIX MONTHS ENDED JUNE 30,
                                             ---------------------------------------------
                                                1999             1998            1998
                                             ------------     -----------     ------------
                                                             (PREDECESSOR)     (PRO FORMA)
                                                             (IN THOUSANDS)
DELIVERIES:
  AVERAGE DAILY VOLUMES (BARRELS):
    Within California                                106               -              117
    Outside California                                62               -               61
                                             ------------     -----------     ------------
      Total                                          168               -              178
                                             ------------     -----------     ------------
                                             ------------     -----------     ------------

     GATHERING AND MARKETING ACTIVITIES AND TERMINALLING AND STORAGE ACTIVITIES. Gross margin from gathering, marketing, terminalling and storage activities was approximately $21.1 million for the first half of 1999. Approximately $6.2 million of this gross margin is attributable to the Scurlock Acquisition which was effective May 1, 1999. The Scurlock gross margin was generated on gathering volumes of approximately 192,000 barrels per day and bulk purchase volumes of approximately 71,000 barrels per day. Scurlock daily volumes are a two month average of activity from the date of acquisition through June 30, 1999.

     Excluding the Scurlock Acquisition, gross margin from PAA's gathering, marketing, terminalling and storage activities was approximately $14.9 million for the first half 1999, compared to $9.2 million and $10.1 million in the prior year comparative period for the Predecessor and on a pro forma basis, respectively. The increase is due to an increase in per barrel lease gathering margins, lease gathering volumes and storage capacity leased at PAA's crude oil terminal facilities. Lease gathering volumes increased from an average of 102,000 barrels per day on a pro forma basis for the first half of 1998 to approximately 121,000 barrels per day in the current year period. Bulk purchase volumes declined from approximately 102,000 barrels per day in the first half of 1998 to approximately 92,000 barrels per day in the 1999 comparative period. This decrease is primarily due to a lesser volume of contango purchases and an increased amount of tankage that was leased to third parties at the Cushing Terminal. The one million barrel expansion of the Cushing Terminal was placed in service during the second quarter of 1999. Throughput volumes at PAA's terminals averaged approximately 79,000 barrels per day in the current year period, up approximately 5% as compared to the 1998 first half average of 75,000 barrels per day. Average leased terminal capacity increased significantly from approximately 935,000 barrels per month in last year's first half to 2.0 million barrels per month during the current year period.

     G&A expenses were $7.9 million for the six months ended June 30, 1999, compared to $2.0 million and $3.1 million for the same period in 1998 for the Predecessor and on a pro forma basis, respectively. The increase in 1999 as compared to the 1998 pro forma amount is due to the Scurlock Acquisition (approximately $3.4 million), increased expenses as a result of the continued expansion of the Partnership's activities and expenses related to the operation of the Partnership as a public entity. These increases, in addition to G&A associated with the All American Acquisition, account for the increase in G&A from the 1998 Predecessor amount.

     Depreciation and amortization expense was $6.7 million for the six months ended June 30, 1999, compared to $0.6 million for the Predecessor and $5.7 million on a pro forma basis, respectively, for the 1998 comparative period. The increase in depreciation and amortization from the Predecessor amount is due to the Scurlock Acquisition in May 1999 and the All American Acquisition in July 1998. The increase from the 1998 pro forma amount is attributable to the Scurlock Acquisition.

     In March 1999, the Partnership adopted a plan to reduce staff in its pipeline operations and to relocate certain functions. The Partnership incurred a charge to first quarter earnings of approximately $410,000 in connection with such plan. Such amount is reflected as other expense in the accompanying consolidated income statement for the six months ended June 30, 1999.

     Interest expense was $7.9 million for the first half of 1999 compared to $1.8 million reported by the Predecessor and $6.4 million on a pro forma basis for the same period in 1998. The increase in interest expense from the Predecessor level is due to interest associated with the debt incurred for the Scurlock Acquisition and the All American Acquisition. The increase from the 1998 pro forma amount is primarily attributable to the Scurlock Acquisition and a slight increase in interest expense related to hedged inventory transactions. During the first half of 1999, the Partnership capitalized interest of approximately $0.1 million related to the expansion of the Cushing Terminal.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

ACQUISITIONS

Scurlock

     On May 12, 1999, Plains Scurlock, a limited partnership of which PAAI is the general partner and Plains Marketing, L.P. is the limited partner, completed the Scurlock Acquisition. Including working capital adjustments and associated closing and financing costs, the cash purchase price was approximately $141 million.

     Financing for the Scurlock Acquisition was provided through (i) a borrowing of approximately $92 million under Plains Scurlock's limited recourse bank facility with BankBoston, N.A. (the "Plains Scurlock Credit Facility"), (ii) the sale to the General Partner of 1.3 million Class B Common Units ("Class B Units") of PAA at $19.125 per unit, the price equal to the market value of PAA's common units ("Common Units") on May 12, 1999, for a total cash consideration of $25 million and (iii) a $25 million draw under PAA's existing revolving credit agreement.

     The Class B Units are initially pari passu with Common Units with respect to distributions, and after six months are convertible into Common Units upon approval of a majority of Common Unitholders. After such six month period, the Class B Unitholder may request that PAA call a meeting of Common Unitholders to consider approval of the conversion of Class B Units into Common Units. If the approval of such conversion by the Common Unitholders is not obtained within 120 days of such request (the "Initial Approval Period"), the Class B Unitholders will be entitled to receive distributions, on a per Unit basis, equal to 110% of the amount of distributions paid on a Common Unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the Initial Approval Period. Except for the vote to approve the conversion, Class B Units have the same voting rights as the Common Units.

Chevron

     On July 15, 1999, Plains Scurlock completed the acquisition of a West Texas crude oil pipeline and gathering system from Chevron Pipe Line Company for approximately $36.6 million, including transaction costs (the "Chevron Asset Acquisition"). The principal assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 340 miles of associated gathering and lateral lines and approximately three million barrels of crude oil storage and terminalling capacity in Crane, Ector, Midland, Upton, Ward and Winkler Counties, Texas. Financing for the Chevron Asset Acquisition was provided by a draw of $36.6 million under the term loan portion of the Plains Scurlock Credit Facility.

     Chevron U.S.A Inc., which currently transports approximately 24,000 barrels of crude oil per day on the system, will continue to transport its equity crude oil production from the region on the system under a twelve-year contractual arrangement.

CREDIT AGREEMENTS

     The Plains Scurlock Credit Facility consists of (i) a five-year $126.6 million term loan and (ii) a three-year $35 million revolving credit facility. The Plains Scurlock Credit Facility is nonrecourse to PAA, Plains Marketing, L.P. and All American Pipeline, L.P. and is secured by the assets acquired. Borrowings under the term loan bear interest at the London Interbank Offering Rate ("LIBOR") plus 3% and under the revolving credit facility at LIBOR plus 2.75%. A commitment fee equal to one-half of one percent per year is charged on the unused portion of the revolving credit facility. The revolving credit facility, which may be used for borrowings or letters of credit to support crude oil purchases, matures in May 2002. The term loan provides for principal amortization of $0.7 million annually beginning May 2000, with a final maturity of May 2004. As of June 30, 1999, letters of credit of approximately $15.2 million were outstanding under the revolver and borrowings of $90 million were outstanding under the term loan.

     Concurrently with the closing of the IPO, the Partnership entered into a $225 million bank credit agreement (the "Bank Credit Agreement") that includes a $175 million term loan facility (the "Term Loan Facility") and a $50 million revolving credit facility (the "Revolving Credit Facility"). The Partnership may borrow up to $50 million under the Revolving Credit Facility for acquisitions, capital improvements, working capital and general business purposes. At June 30, 1999, the

Partnership had $175 million outstanding under the Term Loan Facility, representing indebtedness assumed from the General Partner and $25 million outstanding under the Revolving Credit Facility. The Term Loan Facility matures in 2005, and no principal is scheduled for payment prior to maturity. The Term Loan Facility may be prepaid at any time without penalty. The Revolving Credit Facility expires in November 2000.

     The Partnership has a $175 million letter of credit and borrowing facility (the "Letter of Credit Facility"), the purpose of which is to provide (i) standby letters of credit to support the purchase and exchange of crude oil for resale and (ii) borrowings to finance crude oil inventory which has been hedged against future price risk or designated as working inventory. Aggregate availability under the Letter of Credit Facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain current assets and current liabilities of the Partnership, primarily crude oil inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil. At June 30, 1999, the borrowing base under the Letter of Credit Facility was $175 million. The Letter of Credit Facility has a $40 million sublimit for borrowings to finance crude oil purchased in connection with operations at the Partnership's crude oil terminal and storage facilities. At June 30, 1999, there were letters of credit of approximately $90.1 million and borrowings of $22 million outstanding under the Letter of Credit Facility.

PARTNERSHIP DISTRIBUTIONS

     On July 22, 1999, the Partnership declared a cash distribution of $0.4625 per Unit on its outstanding Common Units, Class B Units and Subordinated Units. The distribution is payable on August 13, 1999, to holders of record of such Units on August 3, 1999. The total distribution to be paid is approximately $14.9 million, with approximately $6.1 million to be paid to the Partnership's public Unitholders and the remainder to be paid to the General Partner for its limited and general partner interests. This distribution represents an increase of $.0125 per unit over the minimum quarterly distribution of $0.45 per unit.

INVESTING AND FINANCING ACTIVITIES

     Net cash flows used in investing activities were $146.8 million and $0.5 million for the six months ended June 30, 1999 and 1998, respectively. Investing activities for the 1999 period include payments of approximately $135.9 million related to the Scurlock Acquisition (net of Scurlock cash on hand at the acquisition date) and a $6.0 million deposit on the Chevron Asset Acquisition. Investing activities also include payments for expansion capital of $4.8 million and maintenance capital of $0.4 million for the six months ended June 30, 1999. Approximately $3.3 million related to the expansion of the Cushing Terminal is included in 1999 payments. Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets or extend their useful lives. Capital expenditures made to expand capacity, whether through construction or acquisition, are not considered maintenance capital expenditures. Repair and maintenance expenditures associated with existing assets that do not extend the useful life or expand the operating capacity are charged to expense as incurred.

     Net cash flows provided by financing activities were approximately $138.0 million and $32.8 million for the six months ended June 30, 1999 and 1998, respectively. Financing activities for the six months ended June 30, 1999 include $25 million of proceeds from the Class B Units which were issued in connection with the Scurlock Acquisition. Proceeds from borrowings under the Revolving Credit Facility and the Plains Scurlock Credit Facility were approximately $187.6 million for the six months ended June 30, 1999. Such amounts include approximately $117.0 million borrowed to fund the Scurlock Acquisition and approximately $6.0 million borrowed to fund a deposit paid on the Chevron Asset Acquisition, which closed in July 1999. Repayments under the Revolving Credit Facility and Plains Scurlock Credit Facility were approximately $72.6 million during the first six months of 1999. Financing activities include approximately $24.2 million and $17.9 million in short-term borrowings for the six months ended June 30, 1999 and 1998, respectively, and approximately $11.9 million and $18.0 million of repayments for the respective periods, related to hedged crude oil inventory transactions at the Cushing Terminal. Financing activities for the 1998 period include a $28.7 million capital contribution from Plains Resources to the Predecessor.

     Financing activities for the first six months of 1999 include cash distributions paid to Unitholders of approximately $19.7 million.
Approximately $8.4 million of such amount was paid to the Partnership's public Unitholders, with the remainder paid to the General partner for its limited partner and general partner interests.

RECENT ACCOUNTING PRONOUNCEMENTS

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 is effective for fiscal years beginning after June 15, 2000. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For fair value hedge transactions in which the Partnership is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Partnership is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The Partnership is required to adopt this statement beginning in 2001. The Partnership has not yet determined the effect that the adoption of SFAS 133 will have on its financial position or results of operations.

YEAR 2000

     YEAR 2000 ISSUE. Some software applications, hardware and equipment, and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability, if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on the Partnership because the Partnership directly depends on its own applications, equipment and systems and indirectly depends on those of third parties with which it does business. The Partnership's key applications, equipment, and automated systems consist of:

     -   financial systems applications;
     -   computer hardware and equipment;
     -   embedded chip systems; and
     -   third-party developed software.

     YEAR 2000 PROJECT. In order to address the year 2000 issue, the Partnership is participating in the year 2000 project that Plains Resources has implemented for all of its business units. As the Partnership evaluates new properties for acquisition, it performs a pre-acquisition assessment to determine year 2000 readiness. Upon acquisition, the Partnership has incorporated these properties into the year 2000 project. Plains Resources has formed a project team to coordinate the five phases of the year 2000 project. Those phases are:

     -   assessment;
     -   remediation;
     -   testing;
     -   implementation of the necessary modifications; and
     -   contingency planning.

     The year 2000 project also includes the evaluation of the extent and status of the year 2000 compliance efforts of third parties who are material to the Partnership's operations and its business units. In conjunction with internal efforts, Plains Resources retained a year 2000 consulting firm to review certain operations of all of its business units and to assess the potential impact of the year 2000 issue on such operations. The consulting firm has completed its review, and Plains Resources is utilizing the consultant's recommendations in its year 2000 project. Plains Resources has retained a second year 2000 consulting firm to perform an assessment of certain field equipment which has embedded chip systems. The Partnership and the consulting firm are currently performing the necessary remediation, testing and modification of embedded chip systems which are critical to the Partnership's field operations.

     YEAR 2000 PROJECT STATUS. The assessment phase for all key applications, equipment, and automated systems is complete. The remaining phases of the project involving remediation, testing, and implementation of necessary modifications are proceeding concurrently. The following table sets forth the estimated dates of completion of the Year 2000 project for the Partnership's key applications, equipment, and automated systems:

         KEY APPLICATIONS, EQUIPMENT                                 ESTIMATED COMPLETION
         AND AUTOMATED SYSTEMS                                               DATE
         ---------------------------                                 --------------------
         Third Party Developed Software                                September 1999
         Computer Hardware and Equipment                               October 1999
         Embedded Chip Systems                                         October 1999
         Financial Systems Applications                                October 1999

     An integral part of the year 2000 project is communication with the Partnership's critical suppliers and key customers and partners to determine whether their operations and/or services or products will be year 2000 ready. The Partnership has contacted all of these third parties requesting information on the status of their year 2000 efforts and is currently evaluating responses and making additional inquiries as needed.

     CONTINGENCY PLANNING. As the other phases of the year 2000 project near completion, the Partnership is evaluating which of its business activities may still be vulnerable to a year 2000 disruption. The Partnership is developing appropriate contingency plans for each material "at risk" business activity to provide an alternative means of functioning in an attempt to minimize the effect of the potential year 2000 disruptions, both internally and on third parties. The contingency plans are expected to be completed by December 1, 1999. Communications with third parties that are critical to the Partnership's business will continue throughout the remainder of 1999, and the Partnership plans to develop contingency plans to the extent necessary to address any concerns regarding the year 2000 readiness of such third parties.

     COSTS OF THE YEAR 2000 PROJECT. From November 23, 1998, the date the Partnership acquired the business of the Predecessor, through June 30, 1999, the Partnership has incurred approximately $180,000 as its share of expenses for Plains Resources' year 2000 project, of which approximately $35,000 are costs paid to third parties. Prior to November 23, 1998, the Predecessor incurred approximately $242,000 to address the year 2000 issue. While the total cost of Plains Resources' year 2000 project is still being evaluated, the Partnership currently estimates that its share of the costs of the project to be incurred in the remainder of 1999 and 2000 is between $400,000 and $500,000. The Partnership anticipates that the majority of these estimated costs will be internal costs. The Partnership expects to fund these expenditures with cash from operations or borrowings.

     RISK OF NON-COMPLIANCE. The items that pose the greatest year 2000 risks for the Partnership if implementation of the year 2000 project is not successful are its financial systems applications, its pipeline supervisory control and data acquisition ("SCADA") systems and embedded chip systems in its field equipment. The potential problems if the year 2000 project is not successful with respect to the financial systems applications are disruptions of the Partnership's revenue gathering from and distribution to its customers and vendors and the inability to perform its other financial and accounting functions. Failures of SCADA systems or embedded chip systems in the Partnership's field equipment or its customers' equipment could disrupt the Partnership's crude oil transportation, terminalling and storage activities and its gathering and marketing activities.

     While the Partnership believes that the year 2000 project will substantially reduce the risks associated with the year 2000 issue, there can be no assurance that it will be successful in completing each and every aspect of the project on schedule, and if successful, that the project will have the expected results. Due to the general uncertainty inherent in the year 2000 issue, the Partnership cannot conclude that its failure or the failure of third parties to achieve year 2000 compliance will not adversely affect its financial position, results of operations or cash flows. Specific factors that might affect the success of the Partnership's year 2000 efforts and the occurrence of a year 2000 disruption or expense include:

     - the Partnership's failure or the failure of its consultant to properly identify deficient systems;
     - the failure of the selected remedial action to adequately address any deficiencies;
     - the failure of the Partnership or its consultants to complete the remediation in a timely manner, due to shortages of qualified labor or other factors;
     - unforeseen expenses related to the remediation of existing systems or the transition to replacement systems; and
     - the failure of third parties to become compliant or to adequately notify us of potential non-compliance.

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

     COMMODITY PRICE RISK. The fair value of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table below:

                                                  CHANGE IN FAIR
                               FAIR               VALUE FROM 10%
   AT JUNE 30, 1999            VALUE           ADVERSE PRICE CHANGE
-----------------------   ----------------    -----------------------
                                     (IN MILLIONS)
Crude oil
  futures contracts           $   (2.3)                $(2.0)

     INTEREST RATE RISK. The Partnership's debt instruments are sensitive to market fluctuations in interest rates. The table below presents principal cash flows and the related weighted average interest rates by expected maturity dates for debt outstanding at June 30, 1999. The Partnership's variable rate debt bears interest at LIBOR plus the applicable margin. The average interest rates presented below are based upon rates in effect June 30, 1999. The carrying value of variable rate bank debt approximates fair value as interest rates are variable, based on prevailing market rates.

                                                               EXPECTED YEAR OF MATURITY
                                    ----------------------------------------------------------------------------    FAIR
                                      1999      2000      2001      2002      2003     THEREAFTER      TOTAL       VALUE
                                    --------  --------  --------  --------  --------  ------------  -----------  ---------
                                                                 (DOLLARS IN MILLIONS)
LIABILITIES:
Short-term debt - variable rate      $  22.0    $    -    $    -    $    -    $    -        $    -     $ 22.0       $ 22.0
  Average interest rate                6.30%                                                            6.30%
Long-term debt - variable rate            -       25.7       0.7       0.7       0.7         262.2      290.0        290.0
  Average interest rate                   -      6.42%     8.17%     8.17%     8.17%         7.07%      7.07%

     Interest rate swaps and collars are used to hedge underlying debt obligations. These instruments hedge specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At June 30, 1999, the Partnership had interest rate swap and collar arrangements for an aggregate notional principal amount of $265 million. The Partnership would receive approximately $8.9 million if such arrangements were terminated as of such date.

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

PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

    A.  Exhibits

           3.8    Amendment No. 1 to the Second Amended and Restated Agreement of
                  Limited Partnership of Plains All American Pipeline L.P. dated as of May 12, 1999.

          10.19 First Amendment to Plains Scurlock Credit Agreement dated as of July 29, 1999 between Plains Scurlock Permian, L.P., Bank
                  Boston, N.A. and certain financial institutions.

          27.     Financial Data Schedule

    B.  Reports on Form 8-K

        Amendment No. 1 to Current Report was filed on June 28, 1999, on Form 8-K/A which amends the financial statements, exhibits or other portion of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 1999, with respect to the Partnership's acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC.

         A Current Report on Form 8-K was filed on May 27, 1999, with respect to the Partnership's acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                     PLAINS ALL AMERICAN PIPELINE, L.P.

                                     By:   PLAINS ALL AMERICAN INC.,
                                           Its General Partner


Date: August 16, 1999                By:   /s/  Cynthia A. Feeback
                                        ----------------------------------------
                                           Cynthia A. Feeback, Treasurer
                                           (Principal Accounting Officer) of the
                                           General Partner