Form 10-Q
period 1999-09-30
PLAINS ALL AMERICAN PIPELINE LP
filed 1999-11-15
CIK 1070423

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

                                      OR

         [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

                                (713) 654-1414
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X     No
                                       ---       ---
At November 12, 1999, there were outstanding 23,049,239 Common Units, 1,307,190 Class B Common Units and 10,029,619 Subordinated Units.

================================================================================

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                               TABLE OF CONTENTS
--------------------------------------------------------------------------------

                                                                                    PAGE
PART I. FINANCIAL INFORMATION

CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS:

Consolidated Balance Sheets:
  September 30, 1999 and December 31, 1998........................................    3
Consolidated and Combined Statements of Income:
  For the three and nine months ended September 30, 1999 and 1998 (Predecessor)...    4
Consolidated and Combined Statements of Cash Flows:
  For the nine months ended September 30, 1999 and 1998 (Predecessor).............    5
Notes to Consolidated and Combined Financial Statements...........................    6

MANAGEMENT'S DISCUSSION AND ANALYSIS..............................................   11

PART II. OTHER INFORMATION........................................................   23

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)


                                                                                 September 30,    December 31,
                                                                                    1999              1998
                                                                               ---------------   ----------------
                                                                                (unaudited)
                                    ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                         $     3,187          $   5,503
Accounts receivable                                                                   423,786            119,514
Inventory                                                                              92,200             37,711
Prepaid expenses and other                                                              3,061              1,101
                                                                               ---------------   ----------------
Total current assets                                                                  522,234            163,829
                                                                               ---------------   ----------------
PROPERTY AND EQUIPMENT
Crude oil pipeline, gathering and terminal assets                                     551,244            378,254
Other property and equipment                                                            2,229                581
                                                                               ---------------   ----------------
                                                                                      553,473            378,835

Less allowance for depreciation and amortization                                      (10,507)              (799)
                                                                               ---------------   ----------------
                                                                                      542,966            378,036
                                                                               ---------------   ----------------
OTHER ASSETS
Pipeline linefill                                                                      70,572             54,511
Other                                                                                  12,561             10,810
                                                                               ---------------   ----------------
                                                                                  $ 1,148,333          $ 607,186
                                                                               ===============   ================

                      LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and other current liabilities                                    $   447,944          $ 136,980
Due to affiliates                                                                      28,625              7,768
Notes payable and current maturities of long-term debt                                 30,900              9,750
                                                                               ---------------   ----------------
Total current liabilities                                                             507,469            154,498

LONG-TERM LIABILITIES
Bank debt                                                                             323,200            175,000
Deferred credits                                                                       10,960                 45
Other                                                                                   1,000                  -
                                                                               ---------------   ----------------
Total liabilities                                                                     842,629            329,543
                                                                               ---------------   ----------------
PARTNERS' CAPITAL
Common unitholders (20,059,239 units outstanding
 at September 30, 1999 and December 31, 1998)                                         257,479            256,997
Class B Common unitholders (1,307,190 units outstanding
 at September 30, 1999)                                                                25,184                  -
Subordinated unitholders (10,029,619 units outstanding
 at September 30, 1999 and December 31, 1998)                                          19,694             19,454
General Partner                                                                         3,347              1,192
                                                                               ---------------   ----------------
                                                                                      305,704            277,643
                                                                               ---------------   ----------------
                                                                                  $ 1,148,333          $ 607,186
                                                                               ===============   ================

         See notes to consolidated and combined financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                CONSOLIDATED AND COMBINED STATEMENTS OF INCOME
               (unaudited) (in thousands, except per unit data)


                                                           Three Months Ended                   Nine Months Ended
                                                             September 30,                        September 30,
                                                    ---------------------------------   ----------------------------------
                                                         1999              1998              1999              1998
                                                    ---------------   ---------------   ----------------  ----------------
                                                                      (Predecessor)                        (Predecessor)
REVENUES                                               $ 1,260,808         $ 424,970        $ 2,579,092         $ 755,653

COST OF SALES AND OPERATIONS                             1,227,504           411,056          2,499,748           732,539
                                                    ---------------   ---------------   ----------------  ----------------
Gross Margin                                                33,304            13,914             79,344            23,114
                                                    ---------------   ---------------   ----------------  ----------------
EXPENSES

General and administrative                                   7,270             1,520             15,217             3,561
Depreciation and amortization                                4,700             1,984             11,371             2,605
Restructuring expense                                        1,000                 -              1,410                 -
                                                    ---------------   ---------------   ----------------  ----------------
Total expenses                                              12,970             3,504             27,998             6,166
                                                    ---------------   ---------------   ----------------  ----------------
Operating income                                            20,334            10,410             51,346            16,948

Interest expense                                             6,620             4,624             14,533             4,952
Related party interest expense                                   -               750                  -             2,250
Noncash compensation expense                                 1,947                 -              1,947                 -
Interest and other income                                     (328)              (66)              (615)             (647)
                                                    ---------------   ---------------   ----------------  ----------------
Net income before provision
 in lieu of income taxes                                    12,095             5,102             35,481            10,393

Provision in lieu of income taxes                                -             1,844                  -             3,881
                                                    ---------------   ---------------   ----------------  ----------------
NET INCOME                                             $    12,095         $   3,258        $    35,481         $   6,512
                                                    ===============   ===============   ================  ================
NET INCOME - LIMITED PARTNERS                          $    11,853         $   3,193        $    34,771         $   6,382
                                                    ===============   ===============   ================  ================
NET INCOME - GENERAL PARTNER                           $       242         $      65        $       710         $     130
                                                    ===============   ===============   ================  ================
BASIC AND DILUTED NET INCOME
 PER LIMITED PARTNER UNIT                              $      0.38         $    0.19        $      1.13         $    0.38
                                                    ===============   ===============   ================  ================
WEIGHTED AVERAGE UNITS
 OUTSTANDING                                                31,396            17,004             30,769            17,004
                                                    ===============   ===============   ================  ================

         See notes to consolidated and combined financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                          (unaudited) (in thousands)


                                                                                    Nine Months Ended
                                                                                      September 30,
                                                                            -----------------------------------
                                                                                 1999               1998
                                                                            ----------------   ----------------
                                                                                                (Predecessor)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                         $  35,481          $   6,512
Items not affecting cash flows
  from operating activities:
  Depreciation and amortization                                                       11,371              2,605
  Change in payable in lieu of deferred taxes                                              -              2,263
  Noncash compensation expense                                                         1,947                  -
  Other non cash items                                                                   216                124
Change in assets and liabilities:
  Accounts receivable                                                               (155,181)            38,078
  Inventory                                                                          (37,669)            (5,121)
  Prepaid expenses and other                                                              16             (1,153)
  Accounts payable and other current liabilities                                     134,427            (19,878)
  Pipeline linefill                                                                       (3)            (1,872)
  Deferred gain on termination of interest rate swap                                  10,873                  -
                                                                            ----------------   ----------------
Net cash provided by operating activities                                             1,478             21,558
                                                                            ----------------   ----------------
CASH FLOWS FROM INVESTING ACTIVITIES

Costs incurred in connection with acquisitions (see Note 2)                        (173,070)          (393,891)
Additions to property and equipment                                                  (7,986)            (3,398)
Disposals of property and equipment                                                     201                  -
Additions to other assets                                                              (269)              (734)
                                                                            ----------------   ----------------
Net cash used in investing activities                                              (181,124)          (398,023)
                                                                            ----------------   ----------------
CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliates                                                             20,874              3,944
Proceeds from issuance of Class B Common Units                                       25,000                  -
Proceeds from long-term debt                                                        281,971            317,300
Proceeds from short-term debt                                                        42,150             28,800
Principal payments of long-term debt                                               (133,121)           (32,300)
Principal payments of short-term debt                                               (21,650)           (35,300)
Debt issued costs incurred in connection with acquisitions                           (3,527)            (6,138)
Capital contribution from General Partner                                               252                  -
Capital contribution from parent                                                          -            113,700
Dividends to parent                                                                       -             (3,557)
Distributions to unitholders                                                        (34,619)                 -
                                                                            ----------------   ----------------
Net cash provided by financing activities                                           177,330            386,449
                                                                            ----------------   ----------------
Net (decrease) increase in cash and cash equivalents                                 (2,316)             9,984
Cash and cash equivalents, beginning of period                                        5,503                  2
                                                                            ----------------   ----------------
Cash and cash equivalents, end of period                                          $   3,187          $   9,986
                                                                            ================   ================

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

  The accompanying financial statements and related notes present the consolidated financial position as of September 30, 1999, of the Partnership and the results of its operations for the three and nine months ended September 30, 1999 and its cash flows for the nine months ended September 30, 1999. The combined financial statements of the Predecessor include the accounts of the Plains Midstream Subsidiaries for the 1998 periods presented.

  The accompanying unaudited financial statements have been prepared in accordance with the instructions for interim financial reporting as prescribed by the Securities and Exchange Commission ("SEC"). For further information, refer to the consolidated and combined financial statements and notes thereto included in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the SEC. All material adjustments, consisting only of normal recurring adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. The results for the three and nine months ended September 30, 1999 are not necessarily indicative of the final results to be expected for the full year. Certain reclassifications have been made to the prior year statements to conform to the current year presentation. All significant intercompany transactions have been eliminated.

Recent Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For fair value hedge transactions in which the Partnership is hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which the Partnership is hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. This statement was amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") issued in June 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Partnership is required to adopt this statement beginning in 2001. The Partnership has not yet determined the effect that the adoption of SFAS 133 will have on its financial position or results of operations.

NOTE 2 -- ACQUISITIONS

Scurlock Acquisition

  On May 12, 1999, Plains Scurlock, a limited partnership of which PAAI is the general partner and Plains Marketing, L.P. is the limited partner, completed the acquisition of Scurlock Permian LLC ("Scurlock") and certain other pipeline assets (the "Scurlock Acquisition") from Marathon Ashland Petroleum LLC ("MAP"). Including working capital adjustments and associated closing and financing costs, the cash purchase price was approximately $142 million.

  Scurlock, previously a wholly owned subsidiary of MAP, is engaged in crude oil transportation, gathering and marketing, operating in 14 states with approximately 2,300 miles of active pipelines, numerous storage terminals and a fleet of more that 250 trucks. Its largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Martin, Midland, Regan and Upton Counties, Texas. The assets acquired also included approximately one million barrels of crude oil linefill.

  Financing for the Scurlock Acquisition was provided through (i) borrowings of approximately $92 million under Plains Scurlock's limited recourse bank facility with BankBoston, N.A. (the "Plains Scurlock Credit Facility"), (ii) the sale to the General Partner of 1.3 million Class B Common Units ("Class B Units") of PAA at $19.125 per unit, the price equal to the market value of PAA's common units ("Common Units") on May 12, 1999, for a total cash consideration of $25 million and (iii) a $25 million draw under PAA's existing revolving credit facility.

  The Plains Scurlock Credit Facility consists of (i) a five-year $126.6 million term loan and (ii) a three-year $35 million revolving credit facility. The Plains Scurlock Credit Facility is nonrecourse to PAA, Plains Marketing, L.P. and All American Pipeline, L.P. and is secured by the assets acquired. Borrowings under the term loan bear interest at the London Interbank Offering Rate ("LIBOR") plus 3% and under the revolving credit facility at LIBOR plus 2.75%. A commitment fee equal to one-half of one percent per year is charged on the unused portion of the revolver. The revolving credit facility, which may be used for borrowings or letters of credit to support crude oil purchases, matures in May 2002. The term loan provides for principal amortization of $0.7 million annually beginning May 2000, with a final maturity of May 2004. In addition, Plains Scurlock has interest rate swap and collar arrangements for an aggregate notional principal amount of $90 million. As of September 30, 1999, letters of credit of approximately $14.0 million were outstanding under the revolver and borrowings of $126.6 million and $8.0 million were outstanding under the term loan and revolver, respectively. The term loan was reduced to $82.6 million in connection with the Partnership's October 1999 public unit offering
(See Note 4).

  The Class B Units are initially pari passu with Common Units with respect to distributions, and after November 12, 1999 are convertible into Common Units upon approval of a majority of Common Unitholders. After November 12, 1999, the Class B Unitholder may request that PAA call a meeting of Common Unitholders to consider approval of the conversion of Class B Units into Common Units. If the approval of such conversion by the Common Unitholders is not obtained within 120 days of such request (the "Initial Approval Period"), the Class B Unitholders will be entitled to receive distributions, on a per Unit basis, equal to 110% of the amount of distributions paid on a Common Unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the Initial Approval Period. Except for the vote to approve the conversion, Class B Units have the same voting rights as the Common Units.

  The assets, liabilities and results of operations of Scurlock are included in the Consolidated Financial Statements of the Partnership effective May 1, 1999. The Scurlock Acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated in accordance with Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16") as follows:

                                                              (in thousands)
  Crude oil pipeline, gathering and terminal assets              $ 125,067
  Other property and equipment                                       1,546
  Pipeline linefill                                                 16,057
  Other assets (debt issue costs)                                    3,100
  Environmental accrual                                             (1,000)
  Net working capital items                                         (3,090)
                                                            ---------------

  Cash paid                                                      $ 141,680
                                                            ===============

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

West Texas Gathering System Acquisition

  On July 15, 1999, Plains Scurlock completed the acquisition of a West Texas crude oil pipeline and gathering system from Chevron Pipe Line Company for approximately $36 million, including transaction costs. The Partnership's total acquisition cost was approximately $38.9 million including costs to address certain issues identified in the due diligence process. The principal assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 400 miles of associated gathering and lateral lines and approximately 2.9 million barrels of crude oil storage and terminalling capacity in Crane, Ector, Midland, Upton, Ward and Winkler Counties, Texas. Financing for the amounts paid at closing was provided by a draw under the term loan portion of the Plains Scurlock Credit Facility.

Venice Terminal Acquisition

  On September 3, 1999, Plains Scurlock completed the acquisition of a Louisiana crude oil terminal facility and associated pipeline system from MAP for approximately $1.5 million. The principal assets acquired include approximately 300,000 barrels of crude oil storage and terminalling capacity and a six-mile crude oil transmission system near Venice, Louisiana.

Pro Forma Results for the Scurlock Acquisition and All American Pipeline Acquisition

  The following unaudited pro forma data is presented to show pro forma revenues, net income and basic and diluted net income per limited partner unit as if the Scurlock Acquisition, which was effective May 1, 1999, and the acquisition of the All American Pipeline and the Celeron Gathering System (the "All American Acquisition"), which was effective July 30, 1998, had both occurred on January 1, 1998. The results for the 1998 nine month period do not reflect certain pro forma adjustments to reflect the organizational structure of the Partnership as if the Partnership had been formed on January 1, 1998.

                                           Nine Months Ended
                                              September 30,
                                     -------------------------------
                                          1999            1998
                                     ---------------  --------------

 Revenues                               $ 2,966,394     $ 2,164,594
                                     ===============  ==============
 Net income                             $    41,829     $    10,879
                                     ===============  ==============
 Basic and diluted net income
  per limited partner unit              $      1.31     $      0.58
                                     ===============  ==============

NOTE 3 -- DISTRIBUTIONS

  On February 12, 1999, the Partnership paid a cash distribution of $0.193 per unit on its outstanding Common Units and Subordinated Units. The distribution was paid to unitholders of record at the close of business on January 29, 1999. The total distribution paid was approximately $5.9 million, with approximately $2.5 million paid to the Partnership's public unitholders and the remainder paid to the General Partner for its limited partner and general partner interests. The distribution represented a partial quarterly distribution for the 39-day period from November 23, 1998, the closing of the IPO, through December 31, 1998.

  On May 14, 1999, the Partnership paid a cash distribution of $0.45 per unit on its outstanding Common Units and Subordinated Units. The distribution was paid to unitholders of record at the close of business on May 3, 1999. The total distribution paid was approximately $13.8 million, with approximately $5.9 million paid to the Partnership's public unitholders and the remainder paid to the General Partner for its limited partner and general partner interests. This distribution was the first full quarterly distribution since the Partnership was formed.

  On August 13, 1999, the Partnership paid a cash distribution of $0.4625 per Unit on its outstanding Common Units, Class B Units and Subordinated Units. The distribution was paid to unitholders of record at the close of business on August 3, 1999. The total distribution paid was approximately $14.9 million, with approximately $6.1 million paid to the Partnership's public unitholders and the remainder paid to the General Partner for its limited and general partner interests. This distribution represents an increase of $.0125 per unit over the minimum quarterly distribution of $0.45 per unit.

  On November 12, 1999, the Partnership paid a cash distribution of $0.48125 per Unit on its outstanding Common Units, Class B Units and Subordinated Units. The distribution was paid to unitholders of record on November 1, 1999. The total distribution paid was approximately $17.1 million, with approximately $7.7 million paid to the Partnership's public unitholders and the remainder paid to the General Partner for its limited and general partner interests. This distribution represents an increase of $.01875 per unit over the previous quarter's distribution. This current distribution level represents an increase of 6.9% over the minimum quarterly distribution specified in the partnership agreement of $0.45 per unit.

NOTE 4 -- SUBSEQUENT EVENTS

Public Offering

  In October 1999, the Partnership completed a public offering of an additional 2,990,000 Common Units, representing limited partner interests in the Partnership, at $18.00 per unit. Net proceeds to the Partnership were approximately $50.8 million after deducting underwriters' discounts and commissions and offering expenses of approximately $3.1 million. These proceeds, together with the General Partner's capital contribution of approximately $0.5 million to maintain its 2% general partner interest, were used to reduce outstanding debt. Approximately $44 million was used to reduce the term loan portion of the Plains Scurlock Credit Facility and the remainder was used to reduce the balance outstanding on the Partnership's other revolving credit facility.

Sale of Crude Oil Linefill

  The Partnership has begun implementing plans to sell approximately 5.2 million barrels of crude oil linefill owned by the Partnership. The sale process will commence in December and should be substantially completed by the end of the first quarter of 2000. Proceeds from the sale of the linefill are expected to be approximately $100 million, net of associated costs, and will be used to reduce outstanding debt. If the transaction had occurred on January 1, 1999, interest expense would have decreased by approximately $6 million for the nine months ended September 30, 1999, based on a LIBOR rate of 6.5% plus an average interest rate margin of 1.5%. The Partnership estimates that it will recognize a gain of approximately $40 to $45 million in connection with the sale of linefill.

  At September 30, 1999, the Partnership's long-term debt was $323 million. Giving pro forma effect to the linefill sale proceeds and the October 1999 public unit offering, the Partnership's total long-term debt at September 30, 1999 would have been reduced to approximately $172 million, and debt-to-total capitalization would approximate 33% as compared to 51% at September 30, 1999.

  The Partnership owns 100% of the 5.2 million barrels of crude oil linefill located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, a subsidiary of the Partnership has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from the Goodyear Tire & Rubber Company in July 1998. This section of the line is under FERC jurisdiction and eligible shippers may initiate their own shipments by providing the 5.2 million barrels of crude oil linefill required to operate the line, paying the posted tariff and committing to minimum throughput volumes that are necessary to operate the pipeline. Pending receipt of third party nominations and the requisite crude oil linefill, All American Pipeline will suspend shipments on this segment of the line. No other segment of the All American Pipeline will be affected. For the twelve months ended September 30, 1999, the Partnership reported gross margin of approximately $4 million from volumes transported on this segment of the line.

  The line will initially be kept in a state of readiness to service any third party shippers that elect to transport crude oil on this segment of the line, subject to their providing the required 5.2 million barrels of crude oil linefill. Depending on market conditions, the Partnership may replace the linefill at a future date and recommence its own shipments. In the event this segment of the line remains unused for a reasonable period of time, the Partnership intends to evaluate alternative uses for this segment of the pipeline. The Partnership believes that no impairment of the asset is necessary at this time.

NOTE 5 -- OPERATING SEGMENTS

  The Partnership's operations consist of two operating segments: (i) Pipeline Operations - engages in interstate and intrastate crude oil pipeline transportation and certain related merchant activities; (ii) Marketing, Gathering, Terminalling and Storage Operations - engages in purchases and resales of crude oil at various points along the distribution chain and the leasing of certain terminalling and storage assets. The Partnership evaluates segment performance based on gross margin, gross profit and income before income taxes and extraordinary items.

  The following table summarizes segment revenues, gross margin, gross profit and income before income taxes and extraordinary items:

                                                                        Marketing,
                                                                        Gathering,
                                                                       Terminalling
 (In thousands) (unaudited)                            Pipeline          & Storage           Total
-------------------------------------------------------------------------------------------------------
 Three Months Ended September 30, 1999
 Revenues:
   External Customers                                    $ 228,737       $ 1,032,071       $ 1,260,808
   Intersegment  (a)                                        32,621                 -            32,621
   Other                                                        24               304               328
                                                    ---------------   ---------------   ---------------
     Total revenues of reportable segments               $ 261,382       $ 1,032,375       $ 1,293,757
                                                    ===============   ===============   ===============

 Segment gross margin (b)                                $  15,539       $    17,765       $    33,304
 Segment gross profit (c)                                   14,979            11,055            26,034
 Income before income taxes and
  extraordinary items                                        5,901             6,194            12,095

-------------------------------------------------------------------------------------------------------

 Three Months Ended September 30, 1998
 Revenues:
   External Customers                                    $ 164,010       $   260,960       $   424,970
   Intersegment  (a)                                        13,915             1,242            15,157
   Other                                                       162               (96)               66
                                                    ---------------   ---------------   ---------------
     Total revenues of reportable segments               $ 178,087       $   262,106       $   440,193
                                                    ===============   ===============   ===============

 Segment gross margin (b)                                $   8,110       $     5,804       $    13,914
 Segment gross profit (c)                                    7,681             4,713            12,394
 Income before income taxes and
  extraordinary items                                        1,944             3,158             5,102

-------------------------------------------------------------------------------------------------------

 Nine Months Ended September 30, 1999
 Revenues:
   External Customers                                    $ 606,352       $ 1,972,740       $ 2,579,092
   Intersegment  (a)                                        67,396                 -            67,396
   Other                                                       119               496               615
                                                    ---------------   ---------------   ---------------
     Total revenues of reportable segments               $ 673,867       $ 1,973,236       $ 2,647,103
                                                    ===============   ===============   ===============

 Segment gross margin (b)                                $  40,475       $    38,869       $    79,344
 Segment gross profit (c)                                   38,392            25,735            64,127
 Income before income taxes and
  extraordinary items                                       17,410            18,071            35,481

-------------------------------------------------------------------------------------------------------

 Nine Months Ended September 30, 1998
 Revenues:
   External Customers                                    $ 164,010       $   591,643       $   755,653
   Intersegment  (a)                                        13,915             1,242            15,157
   Other                                                       691               (44)              647
                                                    ---------------   ---------------   ---------------
     Total revenues of reportable segments               $ 178,616       $   592,841       $   771,457
                                                    ===============   ===============   ===============

 Segment gross margin (b)                                $   8,110       $    15,004       $    23,114
 Segment gross profit (c)                                    7,681            11,872            19,553
 Income before income taxes and
 extraordinary items                                         2,472             7,921            10,393

-------------------------------------------------------------------------------------------------------

a)  Intersegment sales were conducted on an arm's length basis.
b) Gross margin is calculated as revenues less cost of sales and operations expenses.
c) Gross profit is calculated as revenues less costs of sales and operations and general and administrative expenses.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  We were formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly owned subsidiaries. In the following discussion, we refer to the midstream subsidiaries of Plains Resources as our predecessor. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of our predecessor. Our operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Scurlock Permian, L.P. Plains All American Inc., a wholly owned subsidiary of Plains Resources, is our general partner. We are engaged in interstate and intrastate crude oil transportation, gathering and marketing as well as crude oil terminalling and storage activities. Our operations are conducted primarily in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

  Pipeline Operations. Our activities from pipeline operations generally consist of transporting third-party volumes of crude oil for a tariff and merchant activities designed to capture price differentials between the cost to purchase and transport crude oil to a sales point and the price received for such crude oil at the sales point. Tariffs on our pipeline systems vary by receipt point and delivery point. The gross margin generated by our tariff activities depends on the volumes transported on the pipeline and the level of the tariff charged, as well as the fixed and variable costs of operating the pipeline. Our ability to generate a profit on margin activities is not tied to the absolute level of crude oil prices but is generated by the difference between an index related price paid and other costs incurred in the purchase of crude oil and an index related price at which we sell crude oil. We are well positioned to take advantage of these price differentials due to our ability to move purchased volumes on our pipeline systems. We combine reporting of gross margin for tariff activities and margin activities due to the sharing of fixed costs between the two activities.

  Terminalling and Storage Activities and Gathering and Marketing Activities. Gross margin from terminalling and storage activities is dependent on the throughput volume of crude oil stored and the level of fees generated at our terminalling and storage facilities. Gross margin from our gathering and marketing activities is dependent on our ability to sell crude oil at a price in excess of our aggregate cost. These operations are not directly affected by the absolute level of crude oil prices, but are affected by overall levels of supply and demand for crude oil and fluctuations in market related indices.

RECENT DEVELOPMENTS

  On May 12, 1999, we completed the acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC. Including working capital adjustments and associated closing and financing costs, the cash price was approximately $142 million. The assets, liabilities and results of operations of the Scurlock acquisition are included in our Consolidated Financial Statements effective May 1, 1999.

  Scurlock, previously a wholly owned subsidiary of Marathon Ashland Petroleum, is engaged in crude oil transportation, gathering and marketing, operating in 14 states with approximately 2,300 miles of active pipelines, numerous storage terminals and a fleet of more than 250 trucks. Its largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Martin, Midland, Regan and Upton Counties, Texas. The assets we acquired also included approximately one million barrels of crude oil linefill.

  On July 15, 1999, we completed the acquisition of the West Texas Gathering System from Chevron Pipe Line Company for approximately $36 million, including transaction costs. Our total acquisition cost was approximately $38.9 million including costs to address certain issues identified in the due diligence process. The assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 400 miles of associated gathering and lateral lines, and approximately 2.9 million barrels of tankage located along the system. The West Texas Gathering System provides us access to the Midland, Texas crude oil interchange.

  On September 3, 1999, we completed the acquisition of a Louisiana crude oil terminal facility and associated pipeline system from Marathon Ashland Petroleum LLC for approximately $1.5 million. The principal assets acquired include approximately 300,000 barrels of crude oil storage and terminalling capacity and a six-mile crude oil transmission system near Venice, Louisiana.

RESULTS OF OPERATIONS

Results of Operations for the Three and Nine Months Ended September 30, 1999 and 1998.

  In this section we discuss:

  . our historical results of operations for the three and nine months ended September 30, 1999;
  . our predecessor's historical results of operations for the three and nine months ended September 30, 1998; and
  . our pro forma results of operations for the three and nine months ended September 30, 1998.

  The historical results of operations for the three and nine months ended September 30, 1999 are derived from our historical financial statements, which include the results of the Scurlock acquisition effective May 1, 1999 and the West Texas Gathering System acquisition effective July 1, 1999. The historical results of operations for the three and nine months ended September 30, 1998 are derived from the combined financial statements of our predecessor. The results of operations of our predecessor for the three and nine months ended September 30, 1998, include the results of operations of the All American Pipeline and the SJV Gathering System beginning July 1998, the date of acquisition by our predecessor.

  Our pro forma results of operations are derived from the historical financial statements of Wingfoot Ventures Seven, Inc., and our predecessor. Wingfoot was a wholly owned subsidiary of Goodyear and the former owner of the All American Pipeline and the SJV Gathering System. The pro forma results of operations reflect pro forma adjustments to the historical results of operations as if we had been formed and the All American Pipeline acquisition had taken place on January 1, 1998. The following pro forma results of operations do not include pro forma adjustments related to the Scurlock acquisition or the West Texas Gathering System acquisition.

Three Months Ended September 30, 1999 and 1998

  The following table reflects our operating results on a historical basis for the 1999 period and compares those results to our predecessor's historical results, as well as to our pro forma results for the 1998 period (unaudited) (in thousands):


                                                     Three Months Ended September 30,
                                              ------------------------------------------------
                                                  1999             1998             1998
                                              --------------   --------------   --------------
                                                               (Predecessor)     (Pro Forma)
Operating Results:
 Revenues                                       $ 1,260,808        $ 424,970        $ 488,409
                                              ==============   ==============   ==============
Gross margin:
 Pipeline                                       $    15,539        $   8,110        $  11,468
 Gathering and marketing
  and terminalling and storage                       17,765            5,804            6,248
                                              --------------   --------------   --------------
  Total                                              33,304           13,914           17,716

 General and administrative expense                  (7,270)          (1,520)          (1,671)
                                              --------------   --------------   --------------
 Gross profit                                   $    26,034        $  12,394        $  16,045
                                              ==============   ==============   ==============
 Net income                                     $    12,095        $   3,258        $   9,975
                                              ==============   ==============   ==============
Average Daily Volumes (barrels):
 Pipeline Activities:
  All American
   Tariff activities                                     93              117              122
   Margin activities                                     52               42               43
  Other                                                 106                -                -
                                              --------------   --------------   --------------
  Total                                                 251              159              165
                                              ==============   ==============   ==============
 Lease gathering                                        347               91              111
 Bulk purchases                                         181               77               77
                                              --------------   --------------   --------------
  Total                                                 528              168              188
                                              ==============   ==============   ==============
 Terminal throughput                                     68               88               88
                                              ==============   ==============   ==============

  For the three months ended September 30, 1999, we reported net income of $12.1 million, or $0.38 per limited partner unit, on total revenues of $1.3 billion, compared to predecessor net income of $3.3 million on total revenues of $425.0 million. Pro forma net income was $10.0 million on total revenues of $488.4 million for the 1998 third quarter. The current period results include a $1.0 million severance-related restructuring charge and a $1.9 million noncash incentive compensation charge. Excluding these two items, net income for the quarter would have been $15.0 million or $0.47 per unit. Gross margin for the third quarter of 1999 was $33.3 million, compared to $13.9 million for our predecessor and $17.7 million on a pro forma basis during the third quarter of last year. Approximately 47% of the current year gross margin was from pipeline activities and 53% was from gathering, marketing, storage and terminalling activities. The two recently completed acquisitions contributed approximately $12.0 million and $2.7 million to gross margin and net income, respectively, for the third quarter of 1999.

  Pipeline Operations. Gross margin from pipeline operations was $15.5 million for the third quarter of 1999 compared to $8.1 million for our predecessor and $11.5 million on a pro forma basis during the third quarter of last year. The increase from the prior year pro forma amount resulted primarily from increased margins from our pipeline merchant activities, a reduction in operating costs attributable to the All American Pipeline and the benefits of the Scurlock and West Texas Gathering system acquisitions. Our predecessor's results for the third quarter of 1998 include pipeline operations beginning July 30, 1998, the date of acquisition of the All American Pipeline.

  The margin between revenue and direct cost of crude purchased was $10.2 million for the third quarter of 1999, compared to $2.6 million for our predecessor and $3.1 million on a pro forma basis for the 1998 third quarter. Pipeline tariff revenues were approximately $11.7 million in the current year quarter compared to approximately $9.5 million and $14.1 million for our predecessor and on a pro forma basis, respectively, for the third quarter of 1998. The decrease in tariff revenues from the 1998 pro forma amount resulted primarily from a decrease in tariff transport volumes. Pipeline operations and maintenance expenses were approximately $7.1 million for the third quarter of 1999 as compared to $4.0 million and $6.1 million for our predecessor and on a pro forma basis, respectively, for the third quarter of 1998. Excluding operations and maintenance expenses associated with our two 1999 acquisitions, operations and maintenance expenses were $5.6 million, a decrease of approximately $0.5 million from the 1998 pro forma amount.

  Tariff transport volumes on the All American Pipeline decreased from an average of 122,000 barrels per day in the third quarter of 1998 on a pro forma basis to 93,000 barrels per day in the current year quarter due primarily to a decrease in shipments of offshore California production, which decreased from approximately 94,000 barrels per day on a pro forma basis in the 1998 third quarter to 75,000 barrels per day in the 1999 comparative period. Barrels associated with our merchant activities on the All American Pipeline increased from 43,000 barrels per day on a pro forma basis to 52,000 barrels per day in the third quarter of 1999. Tariff volumes shipped on the Scurlock and West Texas Gathering Systems averaged 106,000 barrels per day during the third quarter of 1999.

  In July 1999, a wholly owned subsidiary of Plains Resources acquired Chevron USA's 26% working interest in the offshore California Point Arguello Unit and is the operator of record. All of the volumes attributable to Plains Resources' interest are committed for transportation on the All American Pipeline and will be subject to our Marketing Agreement with Plains Resources.

  The following table sets forth the All American Pipeline average deliveries per day within and outside California:

                                                Three Months Ended September 30,
                                           --------------------------------------------
                                              1999            1998            1998
                                           ------------    ------------    ------------
                                                            (Predecessor)  (Pro Forma)
                                                           (in thousands)
Deliveries:
  Average daily volumes (barrels):
    Within California                               93             113             115
    Outside California                              52              46              50
                                           ------------    ------------    ------------
     Total                                         145             159             165
                                           ============    ============    ============

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $17.8 million for the third quarter of 1999 compared to $5.8 million and $6.2 million in the prior year comparative period for our predecessor and on a pro forma basis, respectively. The Scurlock acquisition contributed approximately $10.2 million to third quarter 1999 gross margin. The increase in gross margin is due to an increase in lease gathering and bulk purchase volumes, primarily as a result of the Scurlock acquisition and an increase in storage capacity leased at our Cushing Terminal. Lease gathering volumes increased from an average of 111,000 barrels per day on a pro forma basis for the third quarter of 1998 to approximately 347,000 barrels per day in the current year quarter. Bulk purchase volumes increased from approximately 77,000 barrels per day in last year's quarter to approximately 181,000 barrels per day in the third quarter of 1999. Throughput volumes at our terminals were down approximately 20,000 barrels per day in the current year quarter. This decrease was offset by increased leased terminal capacity which increased from approximately 1.4 million barrels per month in last year's quarter to 1.7 million barrels per month during the current year quarter. The 1.1 million barrel expansion of our Cushing Terminal was placed in service in the second quarter of 1999.

  General and administrative expenses were $7.3 million for the three months ended September 30, 1999, compared to $1.5 million and $1.7 million for the third quarter of 1998 for the predecessor and on a pro forma basis, respectively. The increase in 1999 as compared to the 1998 pro forma amount is due to the Scurlock acquisition and continued expansion of our activities. These increases, in addition to expenses associated with the acquisition of the All American Pipeline, account for the increase from our predecessor's 1998 third quarter amount.

  Depreciation and amortization expense was $4.7 million for the three months ended September 30, 1999, compared to $2.0 million for our predecessor and $2.8 million on a pro forma basis, for the 1998 comparative period. The increase in depreciation and amortization from the predecessor amount is due to the Scurlock acquisition in May 1999, the West Texas Gathering System acquisition in July 1999, and the All American Pipeline acquisition in July 1998. The increase from the 1998 pro forma amount is attributable to the two 1999 acquisitions.

  Interest expense was $6.6 million for the third quarter of 1999, compared to $5.4 million for our predecessor and $3.3 million on a pro forma basis for the third quarter of 1998. The increase in interest expense from the predecessor level is due to interest associated with the debt incurred for the Scurlock acquisition, the West Texas Gathering System acquisition, the All American Pipeline acquisition, and an increase in interest expense related to hedged inventory transactions. The increase from the 1998 pro forma amount is primarily attributable to the two 1999 acquisitions as well as the increase in interest expense related to hedged inventory transactions. In October of this year, we completed an equity offering for net proceeds of approximately $50.8 million which were used to reduce debt. We should see the benefit of the debt reduction on interest expense in the fourth quarter.

  During the third quarter of 1999, we incurred a charge of $1.9 million related to noncash incentive compensation incurred by our general partner for certain of its' officers and key employees. In 1998, the general partner granted the employees the right to earn ownership in our common units owned by the general partner. The units vest over a three-year period subject to our paying distributions on common and subordinated units. While we do not bear any of the economic burden of this compensation, generally accepted accounting principles require these charges to be "pushed down" from the general partner's financial results to our results. This charge is offset by an equivalent increase in partners' equity as the payments by the general partner are considered a contribution to our equity. In addition, a $1.0 million restructuring charge, primarily associated with severance-related expenses, was also incurred.

Nine months ended September 30, 1999 and 1998

  The following table reflects our operating results on a historical basis for the 1999 period and compares those results to our predecessor's historical results, as well as to our pro forma results for the 1998 period (unaudited) (in thousands):

                                                      Nine Months Ended September 30,
                                              -------------------------------------------------
                                                  1999             1998              1998
                                              --------------   --------------    --------------
                                                               (Predecessor)      (Pro Forma)
Operating Results:
 Revenues                                      $ 2,579,092     $   755,653        $ 1,194,648
                                              ==============   ==============    ==============
 Gross margin:
  Pipeline                                     $    40,475     $     8,110        $    42,236
  Gathering and marketing
   and terminalling and storage                     38,869          15,004             16,350
                                              --------------   --------------    --------------
 Total                                              79,344          23,114             58,586
 General and administrative expense                (15,217)         (3,561)            (4,765)
                                              --------------   --------------    --------------
 Gross profit                                  $    64,127     $    19,553        $    53,821
                                              ==============   ==============    ==============
 Net income                                    $    35,481     $     6,512        $    36,222
                                              ==============   ==============    ==============

                                               Table continued on following page

                                                      Nine Months Ended September 30,
                                              -------------------------------------------------
                                                  1999             1998              1998
                                              --------------   --------------    --------------
                                                               (Predecessor)      (Pro Forma)
Average Daily Volumes (barrels):
 Pipeline activities:
   All American
     Tariff activities                                  106              117               136
     Margin activities                                   54               42                38
   Other                                                 43                -                 -
                                              --------------   --------------    --------------
   Total                                                203              159               174
                                              ==============   ==============    ==============
 Lease gathering                                        240               85               105
 Bulk purchases                                         138               94                94
                                              --------------   --------------    --------------
   Total                                                378              179               199
                                              ==============   ==============    ==============
 Terminal throughput                                     75               79                79
                                              ==============   ==============    ==============

   For the nine months ended September 30, 1999, we reported net income of $35.5 million, or $1.13 per limited partner unit, on total revenues of $2.6 billion, compared to predecessor net income of $6.5 million on total revenues of $755.7 million. Pro forma net income was $36.2 million on total revenues of $1.2 billion for the same nine month period in 1998. The current period results include a $1.4 million severance-related restructuring charge and a $1.9 million noncash incentive compensation charge. Excluding these two items, net income would have been $38.8 million or $1.24 per unit. Gross margin for the first nine months of 1999 was $79.3 million, compared to $23.1 million for our predecessor and $58.6 million on a pro forma basis during the comparable period of last year. Approximately 51% of the current year gross margin was from pipeline activities and 49% was from gathering, marketing, storage and terminalling activities. The two recently completed acquisitions contributed approximately $19.1 million and $4.5 million to gross margin and net income, respectively, for the first nine months of 1999. Net cash provided by operating activities, as reported in the Consolidated Statements of Cash Flows was $1.5 million for the nine months ended September 30, 1999, as compared to $21.6 million for the 1998 comparative period. The decrease in the current year period is primarily due to increased inventory levels associated with hedged inventory transactions.

  Pipeline Operations. Gross margin from pipeline operations was $40.5 million for the first nine months of 1999 compared to $8.1 million for our predecessor and approximately $42.2 million on a pro forma basis for the same period in 1998. The decrease from the prior year pro forma amount resulted primarily from lower tariff transport volumes, primarily due to lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California. This decrease was partially offset by increased margins from our pipeline merchant activities, a reduction in operating costs attributable to the All American Pipeline, and to the two recently completed acquisitions which contributed approximately $2.6 million of pipeline gross margin. Our predecessor's results for the first nine months of 1998 include pipeline operations beginning July 30, 1998, the date of acquisition of the All American Pipeline.

  The margin between revenue and direct cost of crude purchased was $24.1 million for the first nine months of 1999, compared to $2.6 million for our predecessor and $13.2 million on a pro forma basis for the comparable 1998 period. Pipeline tariff revenues were approximately $34.8 million in the first nine months of 1999 compared to approximately $9.5 million and $48.0 million for our predecessor and on a pro forma basis, respectively, for the same period of 1998. Pipeline operations and maintenance expenses were approximately $20.1 million for the first nine months of 1999 as compared to $4.0 million and $20.0 million for our predecessor and on a pro forma basis, respectively, for the first nine months of 1998. Excluding operations and maintenance expenses associated with our two 1999 acquisitions, operations and maintenance expenses were $18.2 million, a decrease of approximately $1.8 million from the 1998 pro forma amount.

  Tariff transport volumes on the All American Pipeline decreased from an average of 136,000 barrels per day in the first nine months of 1998 on a pro forma basis to 106,000 barrels per day in the comparable current year period due primarily to a decrease in shipments of offshore California production, which decreased from 96,000 barrels per day on a pro forma basis in the first nine months of 1998 to 81,000 barrels per day in the 1999 comparative period. Barrels associated with our merchant activities on the All American Pipeline increased from 38,000 barrels per day on a pro forma basis to 54,000 barrels per day in the first nine months of 1999. Tariff volumes shipped on the Scurlock and West Texas Gathering Systems averaged 43,000 barrels per day during the first nine months of 1999.

  The following table sets forth the All American Pipeline average deliveries per day within and outside California.


                                                 Nine Months Ended September 30,
                                           --------------------------------------------
                                              1999            1998            1998
                                           ------------    ------------    ------------
                                                            (Predecessor)  (Pro Forma)
                                                           (in thousands)
Deliveries:
  Average daily volumes (barrels):
    Within California                              102             113             116
    Outside California                              58              46              58
                                           ------------    ------------    ------------
      Total                                        160             159             174
                                           ============    ============    ============

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $38.9 million for the first nine months of 1999 compared to $15.0 million and $16.4 million in the prior year comparative period for our predecessor and on a pro forma basis, respectively. The Scurlock acquisition contributed approximately $16.5 million to gross margin for the first nine months of 1999. The increase in gross margin is due to an increase in lease gathering and bulk purchase volumes, primarily as a result of the Scurlock acquisition, and an increase in storage capacity leased at our Cushing Terminal. Lease gathering volumes increased from an average of 105,000 barrels per day on a pro forma basis for the first nine months of 1998 to approximately 240,000 barrels per day in the comparable period of 1999. Bulk purchase volumes increased from approximately 94,000 barrels per day in last year's first nine months to approximately 138,000 barrels per day this year. Throughput volumes at our terminals were down approximately 4,000 barrels per day in the current year period. This decrease was offset by increased leased terminal capacity which increased significantly from approximately 1.1 million barrels per month in last year's period to 1.9 million barrels per month during the current year period. The 1.1 million barrel expansion of our Cushing Terminal was placed in service in the second quarter of 1999.

  General and administrative expenses were $15.2 million for the nine months ended September 30, 1999, compared to $3.6 million and $4.8 million for the first nine months of 1998 for our predecessor and on a pro forma basis, respectively. The increase in 1999 as compared to the 1998 pro forma amount is due to the Scurlock acquisition, continued expansion of our business activities and expenses related to the operation of Plains All American Pipeline as a public entity. These increases, in addition to expenses associated with the acquisition of the All American Pipeline, account for the increase from our predecessor's 1998 expense level.

  Depreciation and amortization expense was $11.4 million for the nine months ended September 30, 1999, compared to $2.6 million for our predecessor and $8.5 million on a pro forma basis, for the 1998 comparative period. The increase in depreciation and amortization from the predecessor amount is due to the Scurlock acquisition in May 1999, the West Texas Gathering System acquisition in July 1999, and the All American Pipeline acquisition in July 1998. The increase from the 1998 pro forma amount is attributable to the two 1999 acquisitions.

  Interest expense was $14.5 million for the first nine months of 1999, compared to $7.2 million for our predecessor and $9.8 million on a pro forma basis for the first nine months of 1998. The increase in interest expense from our predecessor's level is due to interest associated with the debt incurred for the Scurlock acquisition, the West Texas Gathering System acquisition, the All American Pipeline acquisition and an increase in interest related to hedged inventory transactions. The increase from the 1998 pro forma amount is primarily attributable to the two 1999 acquisitions as well as the increase in interest expense related to hedged inventory transactions. In October of this year, we completed an equity offering for net proceeds of approximately $50.8 million which were used to reduce debt. We should see the benefit of the debt reduction on interest expense in the fourth quarter.

  During the first nine months of 1999, we incurred a charge of $1.9 million related to noncash incentive compensation incurred by our general partner for certain of its' officers and key employees. In 1998, the general partner granted the employees the right to earn ownership in our common units owned by the general partner. The units vest over a three-year period subject to our paying distributions on common and subordinated units. While we do not bear any of the economic burden of this compensation, generally accepted accounting principles require these charges to be "pushed down" from the general partner's financial results to our results. This charge is offset by an equivalent increase in partners' equity as the payments by the general partner are considered a contribution to our equity. In addition, $1.4 million of restructuring charges, primarily associated with severance-related expenses, was also incurred. As a result of the restructuring, we expect to reduce costs by approximately $1.3 million per year.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

Public Offering

  As of September 30, 1999, we had approximately $323 million of long-term debt and a debt-to-total capitalization ratio of approximately 51%. We completed a public offering of approximately three million common units in October 1999 for net proceeds of approximately $51 million, which were used to reduce outstanding debt. At September 30, 1999, pro forma for the offering, we had approximately $272 million of long-term debt and a debt-to-total capitalization ratio of 43%.

All American Pipeline Linefill Sale

  We have begun implementing plans to sell approximately 5.2 million barrels of crude oil linefill which we own. The sale process will commence in December and should be substantially completed by the end of the first quarter of 2000. Proceeds from the sale of the linefill are expected to be approximately $100 million, net of associated costs, and will be used to reduce outstanding debt. We estimate that as a result, annual interest expense will decrease by approximately $8 million. We estimate that we will recognize a gain of approximately $40 to $45 million in connection with the sale of linefill.

  At September 30, 1999, our long-term debt was $323 million. Pro forma for the linefill sale proceeds and the October 1999 public unit offering, our total long-term debt will be reduced to approximately $172 million, and our debt-to-total capitalization will improve to approximately 33% as compared to 51% at September 30, 1999.

  We own 100% of the 5.2 million barrels of crude oil linefill located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, one of our subsidiaries has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from the Goodyear Tire & Rubber Company in July 1998. This section of the line is under FERC jurisdiction and eligible shippers may initiate their own shipments by providing the 5.2 million barrels of crude oil linefill required to operate the line, paying the posted tariff and committing to minimum throughput volumes that are necessary to operate the pipeline. Pending receipt of third party nominations and the requisite crude oil linefill, All American Pipeline will suspend shipments on this segment of the line. No other segment of the All American Pipeline will be affected. For the twelve months ended September 30, 1999 we reported gross margin of approximately $4 million from volumes transported on this segment of the line.

  The line will initially be kept in a state of readiness to service any third party shippers that elect to transport crude oil on this segment of the line, subject to their providing the required 5.2 million barrels of crude oil linefill. Depending on market conditions, we may replace the linefill at a future date and recommence our own shipments. In the event this segment of the line remains unused for a reasonable period of time, we intend to evaluate alternative uses for this segment of the pipeline. We believe that no impairment of the asset is necessary at this time.

Scurlock Acquisition

  On May 12, 1999, Plains Scurlock Permian, L.P., a limited partnership of which Plains All American Inc. is the general partner and Plains Marketing, L.P. is the limited partner, completed the Scurlock acquisition. Including working capital adjustments and associated closing and financing costs, the cash purchase price was approximately $142 million.

  Financing for the Scurlock acquisition was provided through:

  . borrowings of approximately $92 million under Plains Scurlock's limited recourse bank facility with BankBoston, N.A.;

  . the sale to the general partner of 1.3 million Class B common units of Plains All American Pipeline for a total cash consideration of $25 million representing a purchase price of $19.125 per unit, the price equal to the market value of our common units on May 12, 1999; and

  . a $25 million draw under our existing revolving credit agreement.

  The Class B common units are pari passu with common units with respect to quarterly distributions, and after November 12, 1999 are convertible into common units upon approval by a majority of the common units voting at a meeting of unitholders. If the approval of a conversion by the common unitholders is not obtained within 120 days of a request by the Class B unitholders, the Class B unitholders will be entitled to receive distributions, on a per unit basis, equal to 110% of the amount of distributions paid on a common unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the initial 120 day period. Except for the vote to approve the conversion, the Class B units have the same voting rights as the common units.

West Texas Gathering System Acquisition

  On July 15, 1999, Plains Scurlock Permian, L.P. completed the acquisition of a West Texas crude oil pipeline and gathering system from Chevron Pipe Line Company for approximately $36 million, including transaction costs. Our total acquisition cost was approximately $38.9 million including costs to address certain issues identified in the due diligence process. The principal assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 400 miles of associated gathering and lateral lines and approximately 2.9 million barrels of crude oil storage and terminalling capacity in Crane, Ector, Midland, Upton, Ward and Winkler Counties, Texas. Financing for the amounts paid at closing was provided by a draw under the term loan portion of the Plains Scurlock credit facility.

Credit Agreements

  The Plains Scurlock credit facility consists of a five-year $126.6 million term loan and a three-year $35 million revolving credit facility. The Plains Scurlock credit facility is nonrecourse to Plains All American Pipeline, Plains Marketing, L.P. and All American Pipeline, L.P. and is secured by substantially all of the assets of Plains Scurlock Permian, L.P. and its subsidiaries, including the Scurlock assets and the West Texas Gathering System. Borrowings under the term loan bear interest at LIBOR plus 3% and under the revolving credit facility at LIBOR plus 2.75%. A commitment fee equal to 0.5% per year is charged on the unused portion of the revolving credit facility. The revolving credit facility, which may be used for borrowings or letters of credit to support crude oil purchases, matures in May 2002. The term loan provides for principal amortization of $0.7 million annually beginning May 2000, with a final maturity in May 2004. In addition, Plains Scurlock has interest rate swap and collar arrangements for an aggregate notional principal amount of $90 million. As of September 30, 1999, letters of credit of approximately $14.0 million were outstanding under the revolver and borrowings of $126.6 and $8.0 million were outstanding under the term loan and revolver, respectively. The term loan was reduced to $82.6 million in connection with our October 1999 public unit offering.

  Concurrently with the closing of our initial public offering, All American Pipeline, L.P. entered into a $225 million bank credit agreement that includes a $175 million term loan facility and a $50 million revolving credit facility. The bank credit agreement is secured by a lien on substantially all of our assets except the assets which secure the Plains Scurlock credit facility. All American Pipeline, L.P. may borrow up to $50 million under the revolving credit facility for acquisitions, capital improvements, working capital and general business purposes. At September 30, 1999, All American Pipeline, L.P. had $175 million outstanding under the term loan facility, representing indebtedness assumed from the general partner and $14.3 million outstanding under the revolving credit facility. The term loan facility matures in 2005, and no principal is scheduled for payment prior to maturity. The term loan facility may be prepaid at any time without penalty. The revolving credit facility expires in November 2000.

  In August 1999, we terminated a swap arrangement on an aggregate notional principal amount of $175 million which was used to hedge the interest rate under the All American Pipeline term loan facility. We received consideration of approximately $10.9 million, which is being amortized over the life of the loan as a reduction in interest expense. The balance of this transaction has been classified in our Consolidated Balance Sheet under Deferred Credits. Additionally, we entered into new interest rate collar arrangements on a notional principal amount of $125 million.

  Plains Marketing, L.P. has a $175 million letter of credit and borrowing facility, the purpose of which is to provide standy letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk or designated as working inventory. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain of Plains Marketing, L.P.'s current assets and current liabilities, primarily crude oil inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil. This facility is secured by a lien on substantially all of our assets except the assets which secure the Plains Scurlock credit facility. At September 30, 1999, the borrowing base under the letter of credit facility supported the full $175 million of availability. The letter of credit facility has a $40 million sublimit for borrowings to finance hedged inventories of crude oil. At September 30, 1999, there were letters of credit of approximately $90.7 million and borrowings of $30.3 million outstanding under this facility.

  All of our credit facilities contain prohibitions on distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, our facilities contain various covenants limiting our ability to:

  .  incur indebtedness;
  .  grant liens;
  .  sell assets in excess of certain limitations;
  .  engage in transactions with affiliates;
  .  make investments;
  .  enter into hedging contracts; and
  .  enter into a merger, consolidation or sale of assets.

  Each of our facilities treats a change of control as an event of default. In addition, the terms of the Plains Marketing letter of credit and borrowing facility and the All American Pipeline bank credit agreement require us to maintain:

  . a current ratio of 1.0 to 1.0;
  . a debt coverage ratio which is not greater than 5.0 to 1.0;
  . an interest coverage ratio which is not less than 3.0 to 1.0;
  . a fixed charge coverage ratio which is not less than 1.25 to 1.0; and . a debt to capital ratio of not greater than 0.60 to 1.0.

  The terms of the Plains Scurlock credit facility require us to maintain at the end of each quarter:

  . a debt coverage ratio of 6.0 to 1.0 from October 1, 1999 through June 30, 2000; 5.0 to 1.0 from July 1, 2000 through June 30, 2001; and 4.0 to 1.0 thereafter; and
  . an interest coverage ratio of 2.0 to 1.0 from October 1, 1999 through June 30, 2000 and 2.5 to 1.0 thereafter.

  In addition, the Plains Scurlock credit facility contains limitations on the Plains Scurlock Permian operating partnership's ability to make distributions to us if its indebtedness and current liabilities exceed certain levels as well as the amount of expansion capital it may expend.

  We intend to amend or replace our existing credit facilities, except for our $175 million letter of credit and borrowing facility, to enable us to consolidate our various credit facilities and increase the size to approximately $450 million to $500 million. This will increase the unused availability of the credit facilities and, therefore, our liquidity and flexibility. At September 30, 1999, pro forma for our October public offering, the aggregate balance of long-term debt outstanding on these facilities was approximately $273 million. While we are in discussions with our principal lenders under each of our credit facilities, we cannot assure you that we will be successful in obtaining borrowing capacity in excess of what is currently available to us or that the terms under any new or amended facility will be as or more favorable to us than those contained in our existing facilities.

Partnership Distributions

  On November 12, 1999, we paid a cash distribution of $0.48125 per unit on our outstanding common units, Class B units and subordinated units. The distribution was paid to unitholders of record on November 1, 1999. The total distribution paid was approximately $17.1 million, with approximately $7.7 million paid to our public unitholders and the remainder paid to our general partner for its limited and general partner interests. This distribution represents an increase of $.01875 per unit over the previous quarter's distribution. This current distribution level represents an increase of 6.9% over the minimum quarterly distribution specified in the partnership agreement of $0.45 per unit.

Investing and Financing Activities

  Net cash flows used in investing activities were $181.1 million and $398.0 million for the nine months ended September 30, 1999 and 1998, respectively. In 1999 these amounts include:

  . approximately $136.4 million paid in connection with the Scurlock acquisition (net of Scurlock cash on hand at the acquisition date);
  . approximately $35.3 million paid in connection with the acquisition of the
    West Texas Gathering System;
  . payments for expansion capital of approximately $7.1 million, including approximately $4.8 million related to the expansion of our Cushing Terminal; and
  . payments for maintenance capital of approximately $0.9 million.

  In 1998 these amounts include:

  . approximately $393.9 million paid in connection with the acquisition of the
    All American Pipeline and the SJV Gathering System;
  . payments for expansion capital of approximately $2.5 million; and . payments for maintenance capital of approximately $0.9 million.

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

  Net cash flows provided by financing activities were $177.3 million and $386.4 million for the nine months ended September 30, 1999 and 1998, respectively. In 1999 these amounts include:

  . proceeds of $25 million from the Class B common units which were issued in connection with the Scurlock acquisition;
  . proceeds of approximately $117.0 million borrowed to fund the Scurlock acquisition;
  . proceeds of approximately $36.6 million borrowed to fund the West Texas
    Gathering System acquisition;
  . borrowings and repayments of approximately $128.4 million and $133.1 million, respectively, under our revolving credit facility and the Plains Scurlock credit facility to fund our operating cash requirements;
  . short-term borrowings and repayments under our letter of credit and borrowing facility of approximately $42.2 million and $21.7 million, respectively, for hedged inventory transactions; and
  . cash distributions paid to unitholders of approximately $34.6 million, including $14.5 million paid to our public unitholders, with the remainder paid to our general partner for its limited partner and general partner interests.

  In 1998 these amounts include:

  . proceeds of approximately $300 million from borrowings made in connection with the acquisition of the All American Pipeline and the SJV Gathering System;
  . a capital contribution from Plains Resources of approximately $113.7 million;
  . approximately $6.1 million of financing costs;
  . short-term borrowings and repayments under our predecessor's letter of credit and borrowing facility of approximately $28.8 million and $35.3 million, respectively, for hedged inventory transactions; and
  . repayments of approximately $32.3 million under our predecessor's senior credit facility.

RECENT ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. This statement was amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") issued in June 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We are required to adopt this statement beginning in 2001. We have not yet determined the effect that the adoption of SFAS 133 will have on our financial position or results of operations.

YEAR 2000

  Year 2000 Issue. Some software applications, hardware and equipment, and embedded chip systems identify dates using only the last two digits of the year. These products may be unable to distinguish between dates in the year 2000 and dates in the year 1900. That inability, if not addressed, could cause applications, equipment or systems to fail or provide incorrect information after December 31, 1999, or when using dates after December 31, 1999. This in turn could have an adverse effect on us because we directly depend on our own applications, equipment and systems and indirectly depend on those of third parties with which we do business. Our key applications, equipment, and automated systems consist of:

  . financial systems applications;
  . computer hardware and equipment;
  . embedded chip systems; and
  . third-party developed software.

  Year 2000 Project. In order to address the year 2000 issue, we have established a year 2000 project team. As we evaluate new properties for acquisition, we perform a pre-acquisition assessment to determine year 2000 readiness. Upon acquisition, we incorporate these properties into the year 2000 project. The project team coordinates the five phases of the year 2000 project. Those phases are:

  . assessment;
  . remediation;
  . testing;
  . implementation of the necessary modifications; and . contingency planning.

  The year 2000 project also includes the evaluation of the extent and status of the year 2000 compliance efforts of third parties who are material to our operations and business units. We have retained a year 2000 consulting firm to perform an assessment of certain field equipment which has embedded chip systems. We have substantially completed performing the necessary remediation, testing and modification of these embedded chip systems which are critical to our field operations.

  Year 2000 Project Status. All phases of our year 2000 project are substantially complete for all key applications, equipment, and automated systems.

  An integral part of the year 2000 project is communication with our critical suppliers and key customers and partners to determine whether their operations and/or services or products will be year 2000 ready. We have contacted substantially all of these third parties requesting information on the status of their year 2000 efforts and have substantially completed our evaluation of their responses. We are making additional inquiries as needed.

  Contingency Planning. We have developed appropriate contingency plans for each material "at risk" business activity to provide an alternative means of functioning in an attempt to minimize the effect of any potential year 2000 disruptions, both internally and with third parties. The contingency plans are expected to be completed by December 1, 1999. Communications with business partners that are critical to our business will continue throughout the remainder of 1999, and our contingency plans address any concerns regarding the year 2000 readiness of these third parties to the extent we believe it is necessary.

  Costs of the Year 2000 Project. From November 23, 1998, the date we acquired the business of the predecessor, through September 30, 1999, we have incurred approximately $630,000 as our share of expenses for Plains Resources' year 2000 project, of which approximately $240,000 are costs paid to third parties. Prior to November 23, 1998, the predecessor incurred approximately $242,000 to address the year 2000 issue. While the total cost of the year 2000 project is still being evaluated, we currently estimate that our costs of the project to be incurred in the remainder of 1999 and 2000 is between $200,000 and $300,000. We anticipate that approximately one-half of these estimated costs will be internal costs. We expect to fund these expenditures with cash from operations or borrowings.

  Risk of Non-Compliance. The items that pose the greatest year 2000 risks for us if implementation of the year 2000 project is not successful are our financial systems applications, our pipeline supervisory control and data acquisition ("SCADA") systems and embedded chip systems in our field equipment. The potential problems if the year 2000 project is not successful with respect to the financial systems applications are disruptions of our revenue gathering from and distribution to our customers and vendors and the inability to perform our other financial and accounting functions. Failures of SCADA systems or embedded chip systems in our field equipment or our customers' equipment could disrupt our crude oil transportation, terminalling and storage activities and our gathering and marketing activities.

  While we believe that the year 2000 project will substantially reduce the risks associated with the year 2000 issue, there can be no assurance that we will be successful in completing each and every aspect of the project on schedule, and if successful, that the project will have the expected results. Due to the general uncertainty inherent in the year 2000 issue, we cannot conclude that our failure or the failure of third parties to achieve year 2000 compliance will not adversely affect our financial position, results of operations or cash flows. Specific factors that might affect the success of our year 2000 efforts and the occurrence of a year 2000 disruption or expense include:

  . our failure or the failure of our consultants to properly identify deficient systems;
  . the failure of the selected remedial action to adequately address any deficiencies;
  . our failure or the failure of our consultants to complete the remediation in a timely manner, due to shortages of qualified labor or other factors;
  . unforeseen expenses related to the remediation of existing systems or the transition to replacement systems; and
  . the failure of third parties to become compliant or to adequately notify us of potential non-compliance.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  We are exposed to various market risks, including volatility in crude oil commodity prices and interest rates. To manage such exposure, we monitor our inventory levels, current economic conditions and our expectations of future commodity prices and interest rates when making decisions with respect to risk management. We do not enter into derivative transactions for speculative trading purposes. Substantially all of our derivative contracts are exchanged or traded with major financial institutions and the risk of credit loss is considered remote.

  Commodity Price Risk. The fair value of outstanding derivative commodity instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table below:

                                                                 Change in Fair
                                             Fair                Value from 10%
       At September 30, 1999                Value             Adverse Price Change
------------------------------------   --------------   ---------------------------
                                                (in millions)
Crude Oil:
  Swaps                                     $ (2.3)                $ (0.8)
  Futures and options contracts                0.8                  (12.0)

  Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. The table below presents principal payments and the related weighted average interest rates by expected maturity dates for debt outstanding at September 30, 1999. Our variable rate debt bears interest at LIBOR plus the applicable margin. The average interest rates presented below are based upon rates in effect at September 30, 1999. The carrying value of variable rate bank debt approximates fair value as interest rates are variable, based on prevailing market rates.


                                                               Expected Year of Maturity
                                      --------------------------------------------------------------------------     Fair
                                        1999       2000      2001       2002       2003     Thereafter   Total       Value
                                      ---------  --------- ---------  ---------  ---------  ---------- ---------  ---------
                                                                     (dollars in millions)
Liabilities:
  Short-term debt  - variable rate      $ 30.3     $    -    $    -     $    -      $   -    $     -   $  30.3     $  30.3
    Average interest rate                 6.88%                                                           6.88%
  Long-term debt - variable rate             -       15.0       0.7        8.7        0.7      298.7     323.8       323.8
    Average interest rate                    -       8.26%     8.47%      9.19%      8.47%      7.75%     7.82%

  Interest rate swaps and collars are used to hedge the interest rate on underlying debt obligations. These instruments hedge the interest rate on specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At September 30, 1999, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $215 million. We would pay approximately $0.3 million if such arrangements were terminated as of such date.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

  All statements, other than statements of historical fact, included in this report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate", "believe", "estimate", "plan", "intend", and "forecast" and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. These statements reflect our current views and that of our general partner with respect to future events, based on what we believe are reasonable assumptions. These statements, however, are subject to certain risks, uncertainties and assumptions, including, but not limited to (i) the availability of adequate supplies of and demand for crude oil in the areas in which we operate, (ii) the impact of crude oil price fluctuations, (iii) the effects of competition, (iv) the success of our risk management activities, (v) the availability (or lack thereof) of acquisition or combination opportunities, (iv) the impact of current and future laws and governmental regulations, (vii) environmental liabilities that are not covered by an indemnity or insurance, (viii) general economic, market or business conditions and (ix) uncertainties inherent in the year 2000 issue. If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from those in the forward-looking statements. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

PART II. OTHER INFORMATION

ITEMS 1, 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

    10.21 Second Amendment dated as of August 19,1999 to Plains Scurlock Credit Agreement between Plains Scurlock Permian, L.P., Bank Boston, N.A. and certain financial institutions (incorporated by reference to Exhibit
          10.21 to Registration Statement on Form S-1, file no. 333-86907).

    10.22 Second Amendment dated September 24, 1999, to Credit Agreement among All American Pipeline, L.P., Plains Marketing, L.P., Plains All American Pipeline, L.P. and BankBoston, N.A. and certain other banks.

    10.23 Second Amendment dated September 24, 1999, to Amended and Restated Credit Agreement among Plains Marketing, L.P., Plains All American Pipeline, L.P., All American Pipeline, L.P., BankBoston, N.A. and certain other banks.

    27.   Financial Data Schedule

B.  Reports on Form 8-K

    Amendment No. 2 to Current Report was filed on September 16, 1999, on
    Form 8-K/A which amends the financial statements, exhibits or other portions of the Current Report on Form 8-K filed with the Securities and Exchange Commission on May 27, 1999, with respect to the Partnership's acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                PLAINS ALL AMERICAN PIPELINE, L.P.

                                By:  PLAINS ALL AMERICAN INC.
                                     Its General Partner



Date:   November 15, 1999       By:   /s/ Cynthia A. Feeback
                                      -------------------------------------
                                      Cynthia A. Feeback, Treasurer
                                      (Principal Accounting Officer) of the
                                        General Partner