Form 10-K405
period 1999-12-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2000-03-30
CIK 1070423

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K

           [x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

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

                                 (713) 654-1414
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the

       Title of each class        Name of each exchange on which registered
    ------------------------    ---------------------------------------------
          Common Units                     New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [_]

The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant, for this purpose, as if they may be affiliates of the registrant) was approximately $375,808,346 on March 22, 2000, based on $16 3/8 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on such date.

At March 22, 2000, there were outstanding 23,049,239 Common Units, 1,307,190 Class B Common Units and 10,029,619 Subordinated Units.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]



===============================================================================

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                          1999 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS


                                                                           PAGE
                                                                           ----
                                     Part I


Items 1. and 2.  Business and Properties..................................  3
Item 3.          Legal Proceedings........................................ 21
Item 4.          Submission of Matters to a Vote of Security Holders...... 21



                                    PART II

Item 5.          Market for Registrant's Common Units and Related
                 Unitholder Matters....................................... 22
Item 6.          Selected Financial and Operating Data.................... 23
Item 7.          Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................... 25
Item 7a.         Quantitative and Qualitative Disclosures About
                 Market Risks............................................. 37
Item 8.          Financial Statements and Supplementary Data.............. 37
Item 9.          Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure...................... 37

                                    PART III

Item 10.         Directors and Executive Officers of
                 Our General Partner...................................... 38
Item 11.         Executive Compensation................................... 40
Item 12.         Security Ownership of Certain Beneficial Owners
                 and Management........................................... 43
Item 13.         Certain Relationships and Related Transactions........... 43

                                    PART IV

Item 14.         Exhibits, Financial Statement Schedules and
                 Reports on Form 8-K...................................... 46


                           FORWARD-LOOKING STATEMENTS

  All statements, other than statements of historical fact, included in this report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate," "believe," ""estimate," "expect,"
"plan," "intend" and "forecast" and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. These statements reflect our current views and those of our general partner with respect to future events, based on what we believe are reasonable assumptions. These statements, however, are subject to certain risks, uncertainties and assumptions, including, but not limited to:

    . the availability of adequate supplies of and demand for crude oil in the areas in which we operate;
    .  the impact of crude oil price fluctuations;
    .  the effects of competition;
    .  the success of our risk management activities;
    . the availability (or lack thereof) of acquisition or combination opportunities;
    .  the impact of current and future laws and governmental regulations;
    . environmental liabilities that are not covered by an indemnity or insurance; and
    .  general economic, market or business conditions.

If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, actual results may vary materially from the results anticipated in the forward-looking statements. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

                                     PART I

ITEMS 1. AND 2.   BUSINESS AND PROPERTIES

GENERAL

  We are a publicly traded Delaware limited partnership engaged in interstate and intrastate crude oil transportation, terminalling and storage, as well as crude oil gathering and marketing activities. We were formed in September 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc., whose wholly-owned subsidiary, Plains All American, Inc., is our general partner. In 1999, we grew through acquisitions and internal development to become one of the largest transporters, terminal operators, gatherers and marketers of crude oil in the United States. We currently transport, terminal, gather and market an aggregate of approximately 650,000 barrels of crude oil per day.

  Our operations are concentrated in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico and can be categorized into two primary business activities:

  . CRUDE OIL PIPELINE TRANSPORTATION. Our activities from pipeline operations generally consist of transporting third-party volumes of crude oil for a tariff, as well as merchant activities designed to capture location and quality price differentials. We own and operate several pipeline systems including:

     . a segment of the All American Pipeline that extends approximately 140 miles from Las Flores, California to Emidio, California. In March 2000, we sold the 1,089-mile segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas. See "All American Pipeline Linefill Sale and Asset Disposition";
     .  the San Joaquin Valley Gathering System in California;
     . the West Texas Gathering System, the Spraberry Pipeline System, and the East Texas Pipeline System, which are all located in Texas;
     .  the Sabine Pass Pipeline System in southwest Louisiana and southeast
        Texas;
     . the Ferriday Pipeline System in eastern Louisiana and western Mississippi; and
     .  the Illinois Basin Pipeline System in southern Illinois.

  . TERMINALLING AND STORAGE ACTIVITIES AND GATHERING AND MARKETING ACTIVITIES We own and operate a state-of-the- art, 3.1 million barrel, above-ground crude oil terminalling and storage facility at Cushing, Oklahoma, the largest crude oil trading hub in the United States and the designated delivery point for New York Mercantile Exchange ("NYMEX") crude oil futures contracts. We also have an additional 6.6 million barrels of terminalling and storage capacity in our other facilities, including tankage associated with our pipeline and gathering systems. Our terminalling and storage operations generate revenue through a combination of storage and throughput fees. Our storage facilities also complement our merchant activities.

     We own or lease approximately 280 trucks, 325 tractor-trailers and 290 injection stations, which we use in our gathering and marketing activities. Our gathering and marketing operations include:

     . the purchase of crude oil at the wellhead and the bulk purchase of crude oil at pipeline and terminal facilities;
     . the transportation of crude oil on trucks, barges or pipelines; and . the subsequent resale or exchange of crude oil at various points along the crude oil distribution chain.

PARTNERSHIP STRUCTURE AND MANAGEMENT

  Our operations are conducted through, and our operating assets are owned by, our subsidiaries. We own our interests in our subsidiaries through three operating partnerships, Plains Marketing, L.P., All American Pipeline, L.P. and Plains Scurlock Permian, L.P.

  Our general partner has sole responsibility for conducting our business and managing our operations and owns all of the incentive distribution rights. Some of the senior executives who currently manage our business also manage and operate the business of Plains Resources. Our general partner does not receive any management fee or other compensation in connection with its management of our business, but it is reimbursed for all direct and indirect expenses incurred on our behalf.

  The chart below depicts the organization and ownership of Plains All American Pipeline, the operating partnerships and the subsidiaries. As is reflected in the chart, a subsidiary of our general partner owns 6,904,795 common units and 10,029,619 subordinated units, representing a 19.7% and 28.6% interest in the partnership and our subsidiaries. In addition, our general partner owns 1,307,190 Class B common units representing a 3.7% interest in the partnership and our subsidiaries. The percentages reflected in the organization chart represent the approximate ownership interest in Plains All American Pipeline, the operating partnerships and their subsidiaries individually and not on a combined basis.



                             [CHART APPEARS HERE]

UNAUTHORIZED TRADING LOSSES

  In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). A full investigation into the unauthorized trading activities by outside legal counsel and independent accountants and consultants determined that the vast majority of the losses occurred from March through November 1999, and the impact warranted a restatement of previously reported financial information for 1999 and 1998 (see Note 3 in the Notes to the Consolidated and Combined Financial Statements appearing elsewhere in this report).

  Normally, as we purchase crude oil, we establish a margin by selling crude oil for physical delivery to third-party users or by entering into a future delivery obligation with respect to futures contracts. The employee in question violated our policy of maintaining a position that is substantially balanced between crude oil purchases and sales or future delivery obligations. The unauthorized trading and associated losses resulted in a default of certain covenants under our credit facilities and significant short-term cash and letter of credit requirements. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Liquidity and Financial Condition."

  In December 1999, we executed amended credit facilities and obtained default waivers from all of our lenders. The amended credit facilities:

  . waived defaults under covenants contained in the existing credit facilities;
  . increased availability under our letter of credit and borrowing facility from $175.0 million in November 1999 to $295.0 million in December 1999, $315.0 million in January 2000, and thereafter decreasing to $239.0 million in February through April 2000, to $225.0 million in May and June 2000 and to $200.0 million in July 2000 through July 2001;
  . required the lenders' consent prior to the payment of distributions to unitholders;
  .  prohibited contango inventory transactions subsequent to January 20, 2000;
     and
  .  increased interest rates and fees under certain of the facilities.

  We paid approximately $13.7 million to our lenders in connection with the amended credit facilities. This amount was capitalized as debt issue costs and will be amortized over the remaining term of the amended facilities. In connection with the amendments, our general partner loaned us approximately $114.0 million. This subordinated debt is due not later than November 30, 2005.

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost to us of obtaining letters of credit increased under the amended credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower margin wellhead and bulk purchases, certain of our purchase contracts were terminated. As a result of these changes, aggregate volumes purchased are expected to decrease by 150,000 barrels per day, consisting primarily of lower unit margin purchases. Approximately 50,000 barrels per day of the decrease is related to barrels gathered at producer lease locations and 100,000 barrels per day is attributable to bulk purchases. As a result of the increase in letter of credit costs and reduced volumes, annual EBITDA is expected to be adversely affected by approximately $5.0 million, excluding the positive impact of current favorable market conditions. EBITDA means earnings before interest expense, income taxes and depreciation and amortization.

  We have taken appropriate and aggressive steps within our organization to enhance our processes and procedures to prevent future unauthorized trading. One of such steps includes the creation of a new professional risk management position. This risk manager has direct responsibility and authority for our trading controls and procedures and other aspects of corporate risk management. However, we can give no assurance that such steps will detect and prevent all violations of our trading policies and procedures, particularly if deception or other intentional misconduct is involved.

RESULTS OF OPERATIONS

  For the year ended December 31, 1999, our gross margin deficit, EBITDA, cash flow from operations and net loss totaled ($56.1) million, $89.1 million, $67.2 million and ($103.4) million, respectively. Excluding the unauthorized trading losses, our gross margin and net income for the year ended December 31, 1999 would have been $110.3 million and $63.1 million, respectively. Cash flow from operations represents net income before noncash items. EBITDA and cash flow from operations both exclude the unauthorized trading losses, noncash compensation expense, restructuring expense, linefill gain and extraordinary loss from extinguishment of debt. Excluding the unauthorized trading losses, our pipeline operations accounted for approximately 53% of our gross margin for year ended December 31, 1999, while our terminalling and storage activities and gathering and marketing activities accounted for approximately 47%.

ACQUISITIONS AND DISPOSITIONS

 Scurlock Acquisition

  On May 12, 1999, we completed the acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC. Including working capital adjustments and closing and financing costs, the cash purchase price was approximately $141.7 million.

  Scurlock, previously a wholly-owned subsidiary of Marathon Ashland Petroleum, is engaged in crude oil transportation, gathering and marketing, and owns approximately 2,300 miles of active pipelines, numerous storage terminals and a fleet of more than 250 trucks. Its largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Martin, Midland, Regan and Upton Counties, Texas. The assets we acquired also included approximately one million barrels of crude oil linefill.

  Financing for the Scurlock acquisition was provided through:

  . borrowings of approximately $92.0 million under Plains Scurlock's limited recourse bank facility with BankBoston, N.A.;
  . the sale to our general partner of 1.3 million of our Class B common units for a total cash consideration of $25.0 million, or $19.125 per unit, the price equal to the market value of our common units on May 12, 1999; and
  . a $25.0 million draw under our existing revolving credit agreement.

  The Class B common units are pari passu with common units with respect to quarterly distributions, and are convertible into common units upon approval of a majority of the common unitholders. The Class B unitholders may request that we call a meeting of common unitholders to consider approval of the conversion of Class B units into common units. If the approval of a conversion by the common unitholders is not obtained within 120 days of a request, each Class B unitholder will be entitled to receive distributions, on a per unit basis, equal to 110% of the amount of distributions paid on a common unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the 120-day period. Except for the vote to approve the conversion, the Class B units have the same voting rights as the common units.

 West Texas Gathering System Acquisition

  On July 15, 1999, we completed the acquisition of the West Texas Gathering System from Chevron Pipe Line Company for approximately $36.0 million, including transaction costs. Financing for the amounts paid at closing was provided by a draw under the term loan portion of the Plains Scurlock credit facility. See
Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations". The assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 400 miles of associated gathering and lateral lines, and approximately 2.9 million barrels of tankage located along the system.

 All American Pipeline Linefill Sale and Asset Disposition

  We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. This sale was substantially completed in February 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, one of our subsidiaries has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from the Goodyear Tire & Rubber Company in July 1998. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used for working capital purposes. We estimate that we will recognize a total gain of approximately $44.0 million in connection with the sale of linefill. As of December 31, 1999, we had delivered approximately
1.8 million barrels of linefill and recognized a gain of $16.5 million.

  On March 24, 2000, we complete the sale of the above referenced segment of the All American Pipeline to a unit of El Paso Energy Corporation for total proceeds of $129.0 million. The proceeds from the sale were used to reduce outstanding debt. Our net proceeds are expected to be approximately $124.0 million, net of associated transaction costs and estimated costs to remove certain equipment. We estimate that we will recognize a gain of approximately $20.0 million in connection with the sale. During 1999, we reported gross margin of approximately $5.0 million from volumes transported on the segment of the line that was sold.

CRUDE OIL PIPELINE OPERATIONS

  We present below a description of our principal pipeline assets. All of our pipeline systems are operated from one of two central control rooms with SCADA computer systems designed to continuously monitor real time operational data including measurement of crude oil quantities injected in and delivered through the pipelines, product flow rates and pressure and temperature variations. This monitoring and measurement technology provides us the ability to efficiently batch differing crude oil types with varying characteristics through the pipeline systems. The SCADA systems are designed to enhance leak detection capabilities, sound automatic alarms in the event of operational conditions outside of pre-established parameters and provide for remote-controlled shut-down of pump stations on the pipeline systems. Pump stations, storage facilities and meter measurement points along the pipeline systems are linked by telephone, microwave, satellite or radio communication systems for remote monitoring and control, which reduces our requirement for full time site personnel at most of these locations.

  We perform scheduled maintenance on all of our pipeline systems and make repairs and replacements when necessary or appropriate. We attempt to control corrosion of the mainlines through the use of corrosion inhibiting chemicals injected into the crude stream, external coatings and anode bed based or impressed current cathodic protection systems. Maintenance facilities containing equipment for pipe repairs, spare parts and trained response personnel are strategically located along the pipelines and in concentrated operating areas. We believe that all of our pipelines have been constructed and are maintained in all material respects in accordance with applicable federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice.

All American Pipeline

  The segment of the All American Pipeline which was not sold to El Paso
(see "- All American Pipeline Linefill Sale and Asset Disposition") is a common carrier crude oil pipeline system that transports crude oil produced from fields offshore California to locations in California pursuant to tariff rates regulated by the Federal Energy Regulatory Commission ("FERC") (see " - Regulation - Transportation Regulation"). As a common carrier, the All American Pipeline offers transportation services to any shipper of crude oil, provided that the crude oil tendered for transportation satisfies the conditions and specifications contained in the applicable tariff. The All American Pipeline transports crude oil for third parties as well as for us.

  We currently operate the segment of the system that extends approximately 10 miles from Exxon's onshore facilities at Las Flores on the California coast to Plains Resources' onshore facilities at Gaviota, California (24 inch diameter pipe) and continues from Gaviota approximately 130 miles to our station in Emidio, California (30-inch pipe). Between Gaviota and our Emidio Station, the All American Pipeline interconnects with our SJV Gathering System as well as various third party intrastate pipelines, including the Unocap Pipeline System, Pacific Pipeline, and a pipeline owned by EOTT Energy Partners, L.P.

  System Supply. The All American Pipeline currently transports Outer Continental Shelf crude oil received at the onshore facilities of the Santa Ynez field at Las Flores, California and the onshore facilities of the Point Arguello field located at Gaviota, California.

  Effective December 1, 1999, the segment of the All American Pipeline that was sold to El Paso ceased being used for crude oil transportation. Exxon, which owns all of the Santa Ynez production, and Plains Resources, Texaco and Sun Operating L.P., which together own approximately one-half of the Point Arguello production, have entered into transportation agreements committing to transport all of their production from these fields on the segment of the All American Pipeline which we retained. These agreements, which expire in August 2007, provide for a minimum tariff with annual escalations. At December 31, 1999, the tariffs averaged $1.41 per barrel for deliveries to connecting pipelines in California. The agreements do not require these owners to transport a minimum volume. The producers from the Point Arguello field who do not have contracts with us have no other means of transporting their production and, therefore, ship their volumes on the All American Pipeline at the posted tariffs. For the year ended December 31, 1999, approximately $30.6 million, or 17%, of our gross margin was attributable to the Santa Ynez field and approximately $10.6 million, or 6% was attributable to the Point Arguello field. Transportation of volumes from the Point Arguello field on the All American Pipeline commenced in 1991 and from the Santa Ynez field in 1994.

  The table below sets forth the historical volumes received from both of these fields.

                                                                   Year Ended December 31,
                                         -------------------------------------------------------------------------
                                          1999    1998    1997     1996    1995    1994     1993    1992    1991
                                         -------  ------  ------  -------  ------  ------  ------- -------  ------
                                                                   (barrels in thousands)
Average daily volumes received from:
  Point Arguello (at Gaviota)                20      26      30       41      60      73       63      47      29
  Santa Ynez (at Las Flores)                 59      68      85       95      92      34        -       -       -
                                         -------  ------  ------  -------  ------  ------  ------- -------  ------
Total                                        79      94     115      136     152     107       63      47      29
                                         =======  ======  ======  =======  ======  ======  ======= =======  ======

  In July 1999, a wholly-owned subsidiary of Plains Resources acquired Chevron USA's 26% working interest in Point Arguello and is the operator of record for the Point Arguello Unit. All of the volumes attributable to Plains Resources' interests are committed for transportation on the All American Pipeline and are subject to our Marketing Agreement with Plains Resources. Plains Resources believes that opportunities may exist to minimize production decline and, barring operational or economic disruptions, to offset production decline or increase production. We anticipate that average daily production received from the Santa Ynez field for 2000 will generally approximate 55,000 to 60,000 barrels, although we can provide no assurance in that regard.

  According to information published by the Minerals Management Service ("MMS"), significant additional proved, undeveloped reserves have been identified offshore California which have the potential to be delivered on the All American Pipeline. Future volumes of crude oil deliveries on the All American Pipeline will depend on a number of factors that are beyond our control, including

  . the economic feasibility of developing the reserves;
  . the economic feasibility of connecting such reserves to the All American
    Pipeline; and
  . the ability of the owners of such reserves to obtain the necessary governmental approvals to develop such reserves.

  The owners of these reserves have filed development plans with the MMS. On August 13, 1999, the MMS cancelled 4 of the 40 undeveloped leases offshore California concluding they did not qualify for further lease suspensions. At the same time, they directed 90-day extensions to the suspensions for the remaining 36 leases to gather additional information. On November 12, 1999, the Secretary of the Interior directed suspensions for the 36 leases ending at various periods between June 1, 2001 and August 1, 2003 for the purpose of (1) completion of an environmental review including cumulative analysis taking into account changed circumstances, (2) obtaining detailed plans of lessee's additional exploration and development activities, and (3) the maximum review of these plans allowed under law. Immediately thereafter, the State of California filed suit claiming that the California Coastal Commission must review requests for suspension consistency under California's Coastal Plan before the MMS can approve suspensions. We cannot assure you that the owners will develop such reserves, that the MMS will approve development plans or that future regulations or litigation will not prevent or delay their ultimate development and production. We also cannot assure you that, if such reserves were developed, a competing pipeline will not be built to transport the production. In addition, a June 12, 1998 Executive Order of the President of the United States extends until the year 2012 a statutory moratorium on new leasing of offshore California fields. Existing fields are authorized to continue production, but federal, state and local agencies may restrict permits and authorizations for their development, and may restrict new onshore facilities designed to serve offshore production of crude oil. San Luis Obispo and Santa Barbara counties have adopted zoning ordinances that prohibit development, construction, installation or expansion of any onshore support facility for offshore oil and gas activity in the area, unless approved by a majority of the votes cast by the voters of the affected county in an authorized election. Any such restrictions, should they be imposed, could adversely affect the future delivery of crude oil to the All American Pipeline.

  San Joaquin Valley Supply. The San Joaquin Valley is one of the most prolific oil producing regions in the continental United States, producing approximately 559,000 barrels per day of crude oil during the first nine months of 1999 that accounted for approximately 67% of total California production and 11% of the total production in the lower 48 states.

  The following table reflects the historical production for the San Joaquin Valley as well as total California production (excluding OCS volumes) as reported by the California Division of Oil and Gas.

                                                                    Year Ended December 31,
                                         ---------------------------------------------------------------------------
                                          1999/(1)/  1998    1997    1996     1995    1994    1993     1992    1991    1990
                                         -------    ------  ------  ------  -------  ------  ------  ------- -------  ------
                                                                    (barrels in thousands)
Average daily volumes:
  San Joaquin Valley production (2)          559       592     584     579      569     578     588      609     634     629
  Total California production
     (excluding OCS volumes)                 731       781     781     772      764     784     803      835     875     879

----------------
(1)  Reflects information through September 1999.
(2)  Consists of production from California Division of Oil and Gas District IV.

  System Demand. Deliveries from the All American Pipeline are made to California refineries through connections with third-party pipelines at Sisquoc, Pentland and Emidio. Deliveries at Mojave were discontinued in the second quarter of 1999, and volumes previously delivered to Mojave are delivered to Emidio. Except for the purging of linefill volumes, deliveries to Texas were discontinued effective December 1, 1999.

                                                  Year Ended December 31,
                                      ----------------------------------------------
                                       1999      1998     1997      1996      1995
                                      --------  -------  --------  --------  -------
                                                  (barrels in thousands)
Average daily volumes delivered to:
California
Sisquoc                                    27       24        21        17       11
Pentland                                   52       69        74        71       65
Mojave                                      7       22        32         6        -
Emidio                                     15        -         -         -        -
                                      --------  -------  --------  --------  -------
Total California                          101      115       127        94       76
Texas (1)                                  56       59        68       113      141
                                      --------  -------  --------  --------  -------
Total                                     157      174       195       207      217
                                      ========  =======  ========  ========  =======

--------------
(1) See "Acquisitions and Dispositions - All American Pipeline Linefill and Asset Disposition".

SJV Gathering System

  The SJV Gathering System is a proprietary pipeline system. As a proprietary pipeline, the SJV Gathering System is not subject to common carrier regulations.

  The SJV Gathering System was constructed in 1987 with a design capacity of approximately 140,000 barrels per day. The system consists of a 16-inch pipeline that originates at the Belridge station and extends 45 miles south to a connection with the All American Pipeline at the Pentland station. The SJV Gathering System is connected to several fields, including the South Belridge, Elk Hills and Midway Sunset fields, three of the seven largest producing fields in the lower 48 states. In 1999, we leased a pipeline that provides us access to the Lost Hills field. The SJV Gathering System also includes approximately 586,000 barrels of tank capacity, which can be used to facilitate movements along the system as well as to support our other activities.

  The SJV Gathering System is supplied with the crude oil production primarily from major oil companies' equity production from the South Belridge, Cymeric, Midway Sunset, Elk Hills and Lost Hills fields. The table below sets forth the historical volumes received into the SJV Gathering System.

                                       YEARS ENDED DECEMBER 31,
                               ------------------------------------------
                                1999     1998      1997    1996     1995
                               ------    ------   ------  ------   ------
                                        (BARRELS IN THOUSANDS)

Total average daily volumes      84        85       91      67       50

 West Texas Gathering System

  We purchased the West Texas Gathering System from Chevron Pipe Line Company in July 1999 for approximately $36.0 million, including transaction costs. The West Texas Gathering System is a common carrier crude oil pipeline system located in the heart of the Permian Basin producing area. The West Texas Gathering System has lease gathering facilities in Crane, Ector, Upton, Ward and Winkler counties. In aggregate, these counties have produced on average in excess of 150,000 barrels per day of crude oil over the last four years. The West Texas Gathering System was originally built by Gulf Oil Corporation in the late 1920's, expanded during the late 1950's and updated during the mid 1990's. The West Texas Gathering System provides us with considerable flexibility, as major segments are bi-directional and allow us to move crude oil between three of the major trading locations in West Texas.

  Lease volumes gathered into the system are approximately 50,000 barrels per day. Chevron USA has agreed to transport its equity crude oil production from fields connected to the West Texas Gathering System on the system through July 2011 (currently representing approximately 22,000 barrels per day, or 44% of total system gathering volumes and 22% of the total system volumes). Other large producers connected to the gathering system include Burlington, Devon, Anadarko, Altura, Bass, and Fina. Volumes from connecting carriers, including Exxon, Phillips and Unocal, average approximately 42,000 barrels per day. Our West Texas Gathering System has the capability to transport approximately 190,000 barrels per day. At the time of the acquistion, truck injection stations were limited and provided less than 1,000 barrels per day. We have installed ten truck injection stations on the West Texas Gathering System since the acquisition. Our trucks are used to pick up crude oil produced in the areas adjacent to the West Texas Gathering System and deliver these volumes into the pipeline. These additional injection stations allowed us to reduce the distance of our truck hauls in this area, increase the utilization of our pipeline assets and reduce our operating costs. Volumes received from truck injection stations were increased to 10,000 barrels per day by the fourth quarter of 1999. The West Texas Gathering System also includes approximately 2.9 million barrels of tank capacity located along the pipeline system.

 Spraberry Pipeline System

  The Spraberry Pipeline System, acquired in the Scurlock acquisition, is a proprietary pipeline system that gathers crude oil from the Spraberry Trend of West Texas and transports it to Midland, Texas, where it interconnects with the West Texas Gathering System and other pipelines. The Spraberry Pipeline System consists of approximately 800 miles of pipe of varying diameter, and has a throughput capacity of approximately 50,000 barrels of crude oil per day. The Spraberry Trend is one of the largest producing areas in West Texas, and we are one of the largest gatherers in the Spraberry Trend. The Spraberry Pipeline System gathers approximately 34,000 barrels per day of crude oil. Large suppliers to the Spraberry Pipeline System include Lantern Petroleum and Pioneer Natural Resources. The Spraberry Pipeline System also includes approximately 173,000 barrels of tank capacity located along the pipeline.

 Sabine Pass Pipeline System

  The Sabine Pass Pipeline System, acquired in the Scurlock acquisition, is a common carrier crude oil pipeline system. The primary purpose of the Sabine Pass Pipeline System is to gather crude oil from onshore facilities of offshore production near Johnson's Bayou, Louisiana, and deliver it to tankage and barge loading facilities in Sabine Pass, Texas. The Sabine Pass Pipeline System consists of approximately 34 miles of pipe ranging from 4 to 6 inches in diameter and has a throughput capacity of approximately 26,000 barrels of Louisiana light sweet crude oil per day. For the year ended December 31, 1999, the system transported approximately 16,500 barrels of crude oil per day. The Sabine Pass Pipeline System also includes 245,000 barrels of tank capacity located along the pipeline.

 Ferriday Pipeline System

  The Ferriday Pipeline System, acquired in the Scurlock acquisition, is a common carrier crude oil pipeline system which is located in East Louisiana and West Mississippi. The Ferriday Pipeline System consists of approximately 600 miles of pipe ranging from 2 inches to 12 inches in diameter. The Ferriday Pipeline System delivers 9,000 barrels per day of crude oil to third-party pipelines that supply refiners in the Midwest. The Ferriday Pipeline System also includes approximately 348,000 barrels of tank capacity located along the pipeline.

  In November 1999, we completed the construction of an 8-inch pipeline underneath the Mississippi River that connects our Ferriday Pipeline System in West Mississippi with the portion of the system located in East Louisiana. This connection provides us with bi-directional capability to access additional markets and enhances our ability to service our pipeline customers and take advantage of additional high margin merchant activities.

 East Texas Pipeline System

  The East Texas Pipeline System, acquired in the Scurlock acquisition, is a proprietary crude oil pipeline system that is used to gather approximately 10,000 barrels per day of crude oil in East Texas and transport approximately 22,000 barrels per day of crude oil to Crown Central's refinery in Longview, Texas. The deliveries to Crown Central are subject to a five-year throughput and deficiency agreement, which extends through 2004. The East Texas Pipeline System also includes approximately 221,000 barrels of tank capacity located along the pipeline.

 Illinois Basin Pipeline System

  The Illinois Basin Pipeline System, acquired with the Scurlock acquisition, consists of common carrier pipeline and gathering systems and truck injection facilities in southern Illinois. The Illinois Basin Pipeline System consists of approximately 170 miles of pipe of varying diameter and delivers approximately 6,400 barrels per day of crude oil to third-party pipelines that supply refiners in the Midwest. Approximately 3,600 barrels per day of the supply on this system are from fields operated by Plains Resources.

TERMINALLING AND STORAGE ACTIVITIES AND GATHERING AND MARKETING ACTIVITIES

 Terminalling and Storage Activities

  We own approximately 9.7 million barrels of terminalling and storage assets, including tankage associated with our pipeline and gathering systems. Our terminalling and storage operations generate revenue through terminalling and storage fees paid by third parties as well as by utilizing the tankage in conjunction with our merchant activities. Storage fees are generated when we lease tank capacity to third parties. Terminalling fees, also referred to as throughput fees, are generated when we receive crude oil from one connecting pipeline and redeliver such crude oil to another connecting carrier in volumes that allow the refinery to receive its crude oil on a ratable basis throughout a delivery period. Both terminalling and storage fees are generally earned from:

  . refiners and gatherers that segregate or custom blend crudes for refining feedstocks;
  . pipeline operators, refiners or traders that need segregated tankage for foreign cargoes;
  . traders who make or take delivery under NYMEX contracts; and . producers and resellers that seek to increase their marketing alternatives.

  The tankage that is used to support our arbitrage activities positions us to capture margins in a contango market or when the market switches from contango to backwardation.

  Our most significant terminalling and storage asset is our Cushing Terminal which was constructed in 1993, and expanded by approximately 50% in 1999, to capitalize on the crude oil supply and demand imbalance in the Midwest. The imbalance was caused by the continued decline of regional production supplies, increasing imports and an inadequate pipeline and terminal infrastructure. The Cushing Terminal is also used to support and enhance the margins associated with our merchant activities relating to our lease gathering and bulk trading activities.

  The Cushing Terminal has total storage capacity of approximately 3.1 million barrels. The Cushing Terminal is comprised of fourteen 100,000 barrel tanks, four 150,000 barrel tanks and four 270,000 barrel tanks which are used to store and terminal crude oil. The Cushing Terminal also includes a pipeline manifold and pumping system that has an estimated daily throughput capacity of approximately 800,000 barrels per day. The pipeline manifold and pumping system is designed to support more than ten million barrels of tank capacity. The Cushing Terminal is connected to the major pipelines and terminals in the Cushing Interchange through pipelines that range in size from 10 inches to 24 inches in diameter.

  The Cushing Terminal is a state-of-the-art facility designed to serve the needs of refiners in the Midwest. In order to service an expected increase in the volumes as well as the varieties of foreign and domestic crude oil projected to be transported through the Cushing Interchange, we incorporated certain attributes into the design of the Cushing Terminal including:

  . multiple, smaller tanks to facilitate simultaneous handling of multiple crude varieties in accordance with normal pipeline batch sizes;
  . dual header systems connecting most tanks to the main manifold system to facilitate efficient switching between crude grades with minimal contamination;

  . bottom drawn sumps that enable each tank to be efficiently drained down to minimal remaining volumes to minimize crude contamination and maintain crude integrity during changes of service;
  . mixer(s) on each tank to facilitate blending crude grades to refinery specifications; and
  . a manifold and pump system that allows for receipts and deliveries with connecting carriers at their maximum operating capacity.

  As a result of incorporating these attributes into the design of the Cushing Terminal, we believe we are favorably positioned to serve the needs of Midwest refiners to handle an increase in varieties of crude transported through the Cushing Interchange.

  The Cushing Terminal also incorporates numerous environmental and operational safeguards. We believe that our terminal is the only one at the Cushing Interchange in which each tank has a secondary liner (the equivalent of double bottoms), leak detection devices and secondary seals. The Cushing Terminal is the only terminal at the Cushing Interchange equipped with aboveground pipelines. Like the pipeline systems we operate, the Cushing Terminal is operated by a SCADA system and each tank is cathodically protected. In addition, each tank is equipped with an audible and visual high level alarm system to prevent overflows; a double seal floating roof that minimizes air emissions and prevents the possible accumulation of potentially flammable gases between fluid levels and the roof of the tank; and a foam dispersal system that, in the event of a fire, is fed by a fully-automated fire water distribution network.

  The Cushing Interchange is the largest wet barrel trading hub in the U.S. and the delivery point for crude oil futures contracts traded on the NYMEX. The Cushing Terminal has been designated by the NYMEX as an approved delivery location for crude oil delivered under the NYMEX light sweet crude oil futures contract. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a primary source of refinery feedstock for the Midwest refiners and plays an integral role in establishing and maintaining markets for many varieties of foreign and domestic crude oil.

  The following table sets forth throughput volumes for our terminalling and storage operations, and quantity of tankage leased to third parties from 1995 through 1999.

                                                 YEAR ENDED DECEMBER 31,
                                            ---------------------------------
                                            1999   1998   1997   1996   1995
                                            -----  -----  -----  -----  -----
                                                 (BARRELS IN THOUSANDS)
Throughput volumes
  (average daily volumes):
    Cushing Terminal                           72     69     69     56     43
    Ingleside Terminal                         11     11      8      3      -
                                            -----  -----  -----  -----  -----
      Total                                    83     80     77     59     43
                                            =====  =====  =====  =====  =====
Storage leased to third parties
  (monthly average volumes):
    Cushing Terminal                        1,743    890    414    203    208
    Ingleside Terminal                        232    260    254    211      -
                                            -----  -----  -----  -----  -----
      Total                                 1,975  1,150    668    414    208
                                            =====  =====  =====  =====  =====

 Gathering and Marketing Activities

  Our gathering and marketing activities are conducted in 23 states; however, the vast majority of those activities are in Texas, Louisiana, California, Illinois and the Gulf of Mexico. These activities include:

  . purchasing crude oil from producers at the wellhead and in bulk from aggregators at major pipeline interconnects and trading locations;
  . transporting this crude oil on our own proprietary gathering assets or assets owned and operated by third parties when necessary or cost effective;
  . exchanging this crude oil for another grade of crude oil or at a different geographic location, as appropriate, in order to maximize margins or meet contract delivery requirements; and
  .  marketing crude oil to refiners or other resellers.

  We purchase crude oil from many independent producers and believe that we have established broad-based relationships with crude oil producers in our areas of operations. For the year ended December 31, 1999, we purchased approximately 265,000 barrels per day of crude oil directly at the wellhead from more than 2,200 producers from approximately 10,700 leases. We purchase crude oil from producers under contracts that range in term from a thirty-day evergreen to three years.

Gathering and marketing activities are characterized by large volumes of transactions with lower margins relative to pipeline and terminalling and storage operations.

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the amount of open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of crude oil purchases then in effect increased significantly. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers. In other instances, certain of our purchase contracts were terminated. As a result of these changes, aggregate volumes purchased are expected to decrease by 150,000 barrels per day, consisting primarily of lower unit margin purchases. Approximately 50,000 barrels per day of the decrease is related to barrels gathered at producer lease locations and 100,000 barrels per day is attributable to bulk purchases. See "Unauthorized Trading Losses" and
Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Liquidity and Financial Condition".

  The following table shows the average daily volume of our lease gathering and bulk purchases from 1995 through 1999.

                                  Year Ended December 31,
                        -----------------------------------------
                        1999(1)   1998     1997     1996    1995
                        -------  ------   ------  -------  ------
                                (barrels in thousands)

Lease gathering (1)        265      88       71       59      46
Bulk purchases             138      98       49       32      10
                        -------  ------   ------  -------  ------

Total volumes              403     186      120       91      56
                        =======  ======   ======  =======  ======
---------
(1)  Includes volumes from Scurlock Permian since May 1, 1999.

  Crude Oil Purchases. In a typical producer's operation, crude oil flows from the wellhead to a separator where the petroleum gases are removed. After separation, the crude oil is treated to remove water, sand and other contaminants and is then moved into the producer's on-site storage tanks. When the tank is full, the producer contacts our field personnel to purchase and transport the crude oil to market. We utilize our truck fleet and gathering pipelines and third-party pipelines, trucks and barges to transport the crude oil to market. We own or lease approximately 280 trucks, 325 tractor-trailers and 290 injection stations.

  We have a Marketing Agreement with Plains Resources Inc., under which we are the exclusive marketer/purchaser for all of Plains Resources' equity crude oil production. The Marketing Agreement provides that we will purchase for resale at market prices all of Plains Resources' equity crude oil production for which we charge a fee of $0.20 per barrel. This fee will be adjusted every three years based upon then existing market conditions. The Marketing Agreement will terminate upon a "change of control" of Plains Resources or our general partner.

  Bulk Purchases. In addition to purchasing crude oil at the wellhead from producers, we purchase crude oil in bulk at major pipeline terminal points. This production is transported from the wellhead to the pipeline by major oil companies, large independent producers or other gathering and marketing companies. We purchase crude oil in bulk when we believe additional opportunities exist to realize margins further downstream in the crude oil distribution chain. The opportunities to earn additional margins vary over time with changing market conditions. Accordingly, the margins associated with our bulk purchases will fluctuate from period to period. Our bulk purchasing activities are concentrated in California, Texas, Louisiana and at the Cushing Interchange.

  Crude Oil Sales. The marketing of crude oil is complex and requires detailed current knowledge of crude oil sources and end markets and a familiarity with a number of factors including grades of crude oil, individual refinery demand for specific grades of crude oil, area market price structures for the different grades of crude oil, location of customers, availability of transportation facilities and timing and costs (including storage) involved in delivering crude oil to the appropriate customer. We sell our crude oil to major integrated oil companies, independent refiners and other resellers in various types of sale and exchange transactions, at market prices for terms ranging from one month to three years.

  As we purchase crude oil, we establish a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX. Through these transactions, we seek to maintain a position that is substantially balanced between crude oil purchases and sales and future delivery obligations. We from time to time enter into fixed price delivery contracts, floating price collar arrangements, financial swaps and crude oil futures contracts as hedging devices. Our policy is generally to purchase only crude oil for which we have a market and to structure our sales contracts so that crude oil price fluctuations do not materially affect the gross margin which we receive. We do not acquire and hold crude oil, futures contracts or other derivative products for the purpose of speculating on crude oil price changes that might expose us to indeterminable losses. In November 1999, we discovered that this policy was violated, and we incurred $174.0 million in unauthorized trading losses, including estimated associated costs and legal expenses. See "Unauthorized Trading Losses".

  Risk management strategies, including those involving price hedges using NYMEX futures contracts, have become increasingly important in creating and maintaining margins. Such hedging techniques require significant resources dedicated to managing futures positions. We are able to monitor crude oil volumes, grades, locations and delivery schedules and to coordinate marketing and exchange opportunities, as well as NYMEX hedging positions. This coordination ensures that our NYMEX hedging activities are successfully implemented. We have recently hired a Risk Manager that has direct responsibility and authority for our risk policies and our trading controls and procedures and other aspects of corporate risk management.

  Crude Oil Exchanges. We pursue exchange opportunities to enhance margins throughout the gathering and marketing process. When opportunities arise to increase our margin or to acquire a grade of crude oil that more nearly matches our delivery requirement or the preferences of our refinery customers, we exchange physical crude oil with third parties. These exchanges are effected through contracts called exchange or buy-sell agreements. Through an exchange agreement, we agree to buy crude oil that differs in terms of geographic location, grade of crude oil or delivery schedule from crude oil we have available for sale. Generally, we enter into exchanges to acquire crude oil at locations that are closer to our end markets, thereby reducing transportation costs and increasing our margin. We also exchange our crude oil to be delivered at an earlier or later date, if the exchange is expected to result in a higher margin net of storage costs, and enter into exchanges based on the grade of crude oil, which includes such factors as sulfur content and specific gravity, in order to meet the quality specifications of our delivery contracts.

  Producer Services. Crude oil purchasers who buy from producers compete on the basis of competitive prices and highly responsive services. Through our team of crude oil purchasing representatives, we maintain ongoing relationships with more than 2,200 producers. We believe that our ability to offer high-quality field and administrative services to producers is a key factor in our ability to maintain volumes of purchased crude oil and to obtain new volumes. High-quality field services include efficient gathering capabilities, availability of trucks, willingness to construct gathering pipelines where economically justified, timely pickup of crude oil from tank batteries at the lease or production point, accurate measurement of crude oil volumes received, avoidance of spills and effective management of pipeline deliveries. Accounting and other administrative services include securing division orders (statements from interest owners affirming the division of ownership in crude oil purchased by us), providing statements of the crude oil purchased each month, disbursing production proceeds to interest owners and calculation and payment of ad valorem and production taxes on behalf of interest owners. In order to compete effectively, we must maintain records of title and division order interests in an accurate and timely manner for purposes of making prompt and correct payment of crude oil production proceeds, together with the correct payment of all severance and production taxes associated with such proceeds.

  Credit. Our merchant activities involve the purchase of crude oil for resale and require significant extensions of credit by our suppliers of crude oil. In order to assure our ability to perform our obligations under crude oil purchase agreements, various credit arrangements are negotiated with our crude oil suppliers. Such arrangements include open lines of credit directly with us and standby letters of credit issued under our letter of credit facility. Due to the unauthorized trading losses, the amount of letters of credit that we are required to provide to secure our crude oil purchases has increased. See Item 7.
- "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Liquidity and Financial Condition - Unauthorized Trading Losses".

  When we market crude oil, we must determine the amount, if any, of the line of credit to be extended to any given customer. If we determine that a customer should receive a credit line, we must then decide on the amount of credit that should be extended. Since our typical sales transactions can involve tens of thousands of barrels of crude oil, the risk of nonpayment and nonperformance by customers is a major consideration in our business. We believe our sales are made to creditworthy entities or entities with adequate credit support.

  Credit review and analysis are also integral to our leasehold purchases. Payment for all or substantially all of the monthly leasehold production is sometimes made to the operator of the lease. The operator, in turn, is responsible for the correct payment and distribution of such production proceeds to the proper parties. In these situations, we must determine whether the operator has sufficient financial resources to make such payments and distributions and to indemnify and defend us in the event any third party should bring a protest, action or complaint in connection with the ultimate distribution of production proceeds by the operator.

OPERATING ACTIVITIES

  See Note 17 in the Notes to the Consolidated and Combined Financial Statements appearing elsewhere in this report for information with respect to our pipeline activities and terminalling and storage and gathering and marketing activities and also those of our predecessor.

CUSTOMERS

  Sempra Energy Trading Corporation and Koch Oil Company accounted for 22% and 19%, respectively, of our combined 1999 revenues. No other individual customer accounted for greater than 10% of our revenues in 1999. We believe that the loss of an individual customer would not have a material adverse effect.

COMPETITION

  Competition among pipelines is based primarily on transportation charges, access to producing areas and demand for the crude oil by end users. We believe that high capital requirements, environmental considerations and the difficulty in acquiring rights of way and related permits make it unlikely that competing pipeline systems comparable in size and scope to our pipeline systems will be built in the foreseeable future.

  We face intense competition in our terminalling and storage activities and gathering and marketing activities. Our competitors include other crude oil pipelines, the major integrated oil companies, their marketing affiliates and independent gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Some of these competitors have capital resources many times greater than ours and control substantially greater supplies of crude oil.

REGULATION

  Our operations are subject to extensive regulation. Many departments and agencies, both federal and state, are authorized by statute to issue and have issued rules and regulations binding on the oil industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil industry increases our cost of doing business and, consequently, affects our profitability. However, we do not believe that we are affected in a significantly different manner by these regulations than are our competitors. Due to the myriad of complex federal and state statutes and regulations which may affect us, directly or indirectly, you should not rely on the following discussion of certain statutes and regulations as an exhaustive review of all regulatory considerations affecting our operations.

 Pipeline Regulation

  Our pipelines are subject to regulation by the Department of Transportation under the Hazardous Liquids Pipeline Safety Act of 1979, as amended ("HLPSA") relating to the design, installation, testing, construction, operation, replacement and management of pipeline facilities. The HLPSA requires us and other pipeline operators to comply with regulations issued pursuant to HLPSA, to permit access to and allow copying of records and to make certain reports and provide information as required by the Secretary of Transportation.

  The Pipeline Safety Act of 1992 amends the HLPSA in several important respects. It requires the Research and Special Programs Administration of the Department of Transportation to consider environmental impacts, as well as its traditional public safety mandate, when developing pipeline safety regulations. In addition, the Pipeline Safety Act mandates the establishment by the Department of Transportation of pipeline operator qualification rules requiring minimum training requirements for operators, and requires that pipeline operators provide maps and records to the Research and Special Programs Administration. It also authorizes the Research and Special Programs Administration to require that pipelines be modified to accommodate internal inspection devices, to mandate the installation of emergency flow restricting devices for pipelines in populated or sensitive areas and to order other changes to the operation and maintenance of petroleum pipelines. We believe that our pipeline operations are in substantial compliance with applicable HLPSA and Pipeline Safety Act requirements. Nevertheless, we could incur significant expenses in the future if additional safety measures are required or if safety standards are raised and exceed the current pipeline control system capabilities.

  States are largely preempted by federal law from regulating pipeline safety but may assume responsibility for enforcing federal intrastate pipeline regulations and inspection of intrastate pipelines. In practice, states vary considerably in their authority and capacity to address pipeline safety. We do not anticipate any significant problems in complying with applicable state laws and regulations in those states in which we operate.

 Transportation Regulation

  General Interstate Regulation. Our interstate common carrier pipeline operations are subject to rate regulation by the FERC under the Interstate Commerce Act. The Interstate Commerce Act requires that tariff rates for petroleum pipelines, which includes crude oil, as well as refined product and petrochemical pipelines, be just and reasonable and non-discriminatory. The Interstate Commerce Act permits challenges to proposed new or changed rates by protest, and challenges to rates that are already final and in effect by complaint. Upon the appropriate showing, a successful complainant may obtain reparations for overcharges sustained for a period of up to two years prior to the filing of a complaint.

  The FERC is authorized to suspend the effectiveness of a new or changed tariff rate for a period of up to seven months and to investigate the rate. If upon the completion of an investigation the FERC finds that the rate is unlawful, it may require the pipeline operator to refund to shippers, with interest, any difference between the rates the FERC determines to be lawful and the rates under investigation. In addition, the FERC will order the pipeline to change its rates prospectively to the lawful level.

  In general, petroleum pipeline rates must be cost-based, although settlement rates, which are rates that have been agreed to by all shippers, are permitted, and market-based rates may be permitted in certain circumstances. Under a cost-of-service basis, rates are permitted to generate operating revenues, on the basis of projected volumes, not greater than the total of the following:

  .  operating expenses;
  .  depreciation and amortization;
  .  federal and state income taxes; and
  .  an overall allowed rate of return on the pipeline's "rate base."

  Energy Policy Act of 1992 and Subsequent Developments. In October 1992 Congress passed the Energy Policy Act of 1992. The Energy Policy Act deemed petroleum pipeline rates in effect for the 365-day period ending on the date of enactment of the Energy Policy Act or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be just and reasonable under the Interstate Commerce Act. The Energy Policy Act also provides that complaints against such rates may only be filed under the following limited circumstances:

  . a substantial change has occurred since enactment in either the economic circumstances or the nature of the services which were a basis for the rate;
  . the complainant was contractually barred from challenging the rate prior to enactment; or
  .  a provision of the tariff is unduly discriminatory or preferential.

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

  In Order No. 561, the FERC said that as a general rule pipelines must utilize the indexing methodology to change their rates. The FERC indicated, however, that it was retaining cost-of-service ratemaking, market-based rates, and settlements as alternatives to the indexing approach. A pipeline can follow a cost-of-service approach when seeking to increase its rates above index levels for uncontrollable circumstances. A pipeline can seek to charge market- based rates if it can establish that it lacks market power. In addition, a pipeline can establish rates pursuant to settlement if agreed upon by all current shippers. Initial rates for new services can be established through a cost-of-service proceeding or through an uncontested agreement between the pipeline and all of its shippers, including at least one shipper not affiliated with the pipeline.

  On May 10, 1996, the Court of Appeals for the District of Columbia Circuit affirmed Order No. 561. The Court held that by establishing a general indexing methodology along with limited exceptions to indexed rates, FERC had reasonably balanced its dual responsibilities of ensuring just and reasonable rates and streamlining ratemaking through generally applicable procedures. The FERC indicated in Order No. 561 that it will assess in 2000 how the rate-indexing method is operating.

  In a proceeding involving Lakehead Pipe Line Company, Limited Partnership (Opinion No. 397), FERC concluded that there should not be a corporate income tax allowance built into a petroleum pipeline's rates to reflect income attributable to noncorporate partners since noncorporate partners, unlike corporate partners, do not pay a corporate income tax. This result comports with the principle that, although a regulated entity is entitled to an allowance to cover its incurred costs, including income taxes, there should not be an element included in the cost of service to cover costs not incurred. Opinion No. 397 was affirmed on rehearing in May 1996. Appeals of the Lakehead opinions were taken, but the parties to the Lakehead proceeding subsequently settled the case, with the result that appellate review of the tax and other issues never took place.

  A proceeding is also pending on rehearing at the FERC involving another publicly traded limited partnership engaged in the common carrier transportation of crude oil (the "Santa Fe Proceeding") in which the FERC could further limit its current position related to the tax allowance permitted in the rates of publicly traded partnerships, as well as possibly alter the FERC's current application of the FERC oil pipeline ratemaking methodology. On January 13, 1999, the FERC issued Opinion No. 435 in the Santa Fe Proceeding, which, among other things, affirmed Opinion No. 397's determination that there should not be a corporate income tax allowance built into a petroleum pipeline's rates to reflect income attributable to noncorporate partners. Requests for rehearing of Opinion No. 435 are pending before the FERC. Petitions for review of Opinion No. 435 are before the D.C. Circuit Court of Appeals, but are being held in abeyance pending FERC action on the rehearing requests. Once the FERC acts on rehearing, the FERC's position on the income tax allowance and on other rate issues could be subject to judicial review.

  Our Pipelines. The FERC generally has not investigated rates, such as those currently charged by us, which have been mutually agreed to by the pipeline and the shippers or which are significantly below cost of service rates that might otherwise be justified by the pipeline under the FERC's cost-based ratemaking methods. Substantially all of our gross margins on transportation are produced by rates that are either grandfathered or set by agreement of the parties. These rates have not been decreased through application of the indexing method. Rates for OCS crude are set by transportation agreements with shippers that do not expire until 2007 and provide for a minimum tariff with annual escalation. The FERC has twice approved the agreed OCS rates, although application of the PPFIG-1 index method would have required their reduction. When these OCS agreements expire in 2007, they will be subject to renegotiation or to any of the other methods for establishing rates under Order No. 561. As a result, we believe that the rates now in effect can be sustained, although no assurance can be given that the rates currently charged would ultimately be upheld if challenged. In addition, we do not believe that an adverse determination on the tax allowance issue in the Santa Fe Proceeding would have a detrimental impact upon our current rates.

 Trucking Regulation

  We operate a fleet of trucks to transport crude oil and oilfield materials as a private, contract and common carrier. We are licensed to perform both intrastate and interstate motor carrier services. As a motor carrier, we are subject to certain safety regulations issued by the Department of Transportation. The trucking regulations cover, among other things, driver operations, keeping of log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment, and many other aspects of truck operations. We are also subject to OSHA with respect to our trucking operations.

ENVIRONMENTAL REGULATION

 General

  Various federal, state and local laws and regulations governing the discharge of materials into the environment, or otherwise relating to the protection of the environment, affect our operations and costs. In particular, our activities in connection with storage and transportation of crude oil and other liquid hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and wastes are subject to stringent environmental regulation. As with the industry generally, compliance with existing and anticipated regulations increases our overall cost of business. Areas affected include capital costs to construct, maintain and upgrade equipment and facilities. While these regulations affect our capital expenditures and earnings, we believe that these regulations do not affect our competitive position in that the operations of our competitors that comply with such regulations are similarly affected. Environmental regulations have historically been subject to frequent change by regulatory authorities, and we are unable to predict the ongoing cost to us of complying with these laws and regulations or the future impact of such regulations on our operations. Violation of federal or state environmental laws, regulations and permits can result in the imposition of significant civil and criminal penalties, injunctions and construction bans or delays. A discharge of hydrocarbons or hazardous substances into the environment could, to the extent such event is not insured, subject us to substantial expense, including both the cost to comply with applicable regulations and claims by neighboring landowners and other third parties for personal injury and property damage.

 Water

  The Oil Pollution Act ("OPA") was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972 ("FWPCA") and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for removal costs and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar laws. Regulations are currently being developed under OPA and state laws that may also impose additional regulatory burdens on our operations.

  The FWPCA imposes restrictions and strict controls regarding the discharge of pollutants into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters. The FWPCA imposes substantial potential liability for the costs of removal, remediation and damages. We believe that compliance with existing permits and compliance with foreseeable new permit requirements will not have a material adverse effect on our financial condition or results of operations.

  Some states maintain groundwater protection programs that require permits for discharges or operations that may impact groundwater conditions. We believe that we are in substantial compliance with these state requirements.

 Air Emissions

  Our operations are subject to the Federal Clean Air Act and comparable state and local statutes. We believe that our operations are in substantial compliance with these statutes in all states in which we operate.

  Amendments to the Federal Clean Air Act enacted in late 1990 (the "1990 Federal Clean Air Act Amendments") require or will require most industrial operations in the U.S. to incur capital expenditures in order to meet air emission control standards developed by the Environmental Protection Agency (the "EPA") and state environmental agencies. In addition, the 1990 Federal Clean Air Act Amendments include a new operating permit for major sources ("Title V permits"), which applies to some of our facilities. Although we can give no assurances, we believe implementation of the 1990 Federal Clean Air Act Amendments will not have a material adverse effect on our financial condition or results of operations.

 Solid Waste

  We generate non-hazardous solid wastes that are subject to the requirements of the Federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes, including oil and gas wastes. RCRA also governs the disposal of hazardous wastes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated during operations, will in the future be designated as "hazardous wastes." Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations could result in additional capital expenditures or operating expenses.

 Hazardous Substances

  The Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), also known as "Superfund," imposes liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site and companies that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. In the course of our ordinary operations, we may generate waste that falls within CERCLA's definition of a "hazardous substance." We may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which such hazardous substances have been disposed of or released into the environment.

  We currently own or lease, and have in the past owned or leased, properties where hydrocarbons are being or have been handled. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination.

 OSHA

  We are also subject to the requirements of the Federal Occupational Safety and Health Act ("OSHA") and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

 Endangered Species Act

  The Endangered Species Act ("ESA") restricts activities that may affect endangered species or their habitats. While certain of our facilities are in areas that may be designated as habitat for endangered species, we believe that we are in substantial compliance with the ESA. However, the discovery of previously unidentified endangered species could cause us to incur additional costs or operation restrictions or bans in the affected area.

 Hazardous Materials Transportation Requirements

  The DOT regulations affecting pipeline safety require pipeline operators to implement measures designed to reduce the environmental impact of oil discharge from onshore oil pipelines. These regulations require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. In addition, DOT regulations contain detailed specifications for pipeline operation and maintenance. We believe our operations are in substantial compliance with such regulations.

ENVIRONMENTAL REMEDIATION

  In connection with our acquisition of Scurlock Permian, we identified a number of areas of potential environmental exposure. Under the terms of our acquisition agreement, Marathon Ashland is fully indemnifying us for areas of environmental exposure which were identified at the time of the acquisition, including any and all liabilities associated with two superfund sites at which it is alleged Scurlock Permian deposited waste oils as well as any potential liability for hydrocarbon soil and water contamination at a number of Scurlock Permian facilities. For environmental liabilities which were not identified at the time of the acquisition but which occurred prior to the closing, we have agreed to pay the costs relating to matters that are under $25,000. Our liabilities relating to matters discovered prior to May 2003 and that exceed $25,000, is limited to an aggregate of $1.0 million, with Marathon Ashland indemnifying us for any excess amounts. Marathon Ashland's indemnification obligations for identified sites extend indefinitely while its obligations for non-identified sites extend to matters discovered within four years. While we do not believe that our liability, if any, for environmental contamination associated with our Scurlock Permian assets will be material, there can be no assurance in that regard. Moreover, should we be found liable, we believe that our indemnification from Marathon Ashland should prevent such liability from having a material adverse effect on our financial condition or results of operations.

  In connection with our acquisition of the West Texas Gathering System, we agreed to be responsible for pre-acquisition environmental liabilities up to an aggregate amount of $1.0 million, while Chevron Pipe Line Company agreed to remain solely responsible for liabilities which are discovered prior to July 2002 which exceed this $1.0 million threshold. During our pre-acquisition investigation, we identified a number of sites along our West Texas Gathering System on which there are hydrocarbon contaminated soils. While the total cost of remediation of these sites has not yet been determined, we believe our indemnification arrangement with Chevron Pipe Line Company should prevent such costs from having a material adverse effect on our financial condition or results of operations.

  From 1994 to 1997, our Venice, Louisiana terminal experienced several releases of crude oil and jet fuel into the soil. The Louisiana Department of Environmental Quality has been notified of the releases. Marathon Ashland has performed some soil remediation related to the releases. The extent of the contamination at the sites is uncertain and there is a potential for groundwater contamination. We do not expect expenditures related to this terminal to be material, although we can provide no assurances in that regard.

  During 1997, the All American Pipeline experienced a leak in a segment of its pipeline in California which resulted in an estimated 12,000 barrels of crude oil being released into the soil. Immediate action was taken to repair the pipeline leak, contain the spill and to recover the released crude oil. We have expended approximately $400,000 to date in connection with this spill and do not expect any additional expenditures to be material, although we can provide no assurances in that regard.

  Prior to being acquired by our predecessor in 1996, the Ingleside Terminal experienced releases of refined petroleum products into the soil and groundwater underlying the site due to activities on the property. We are undertaking a voluntary state-administered remediation of the contamination on the property to determine the extent of the contamination. We have spent approximately $130,000 to date in investigating the contamination at this site. We do not anticipate the total additional costs related to this site to exceed $250,000, although no assurance can be given that the actual cost could not exceed such estimate. In addition, a portion of any such costs may be reimbursed to us from Plains Resources.

  We may experience future releases of crude oil into the environment from our pipeline and storage operations, or discover releases that were previously unidentified. While we maintain an extensive inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any future environmental releases from our assets may substantially affect our business

OPERATIONAL HAZARDS AND INSURANCE

  A pipeline may experience damage as a result of an accident or other natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damages and suspension of operations. We maintain insurance of various types that we consider to be adequate to cover our operations and properties. The insurance covers all of our assets in amounts considered reasonable. The insurance policies are subject to deductibles that we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating pipelines, including the potential loss of significant revenues. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences.

  The occurrence of a significant event not fully insured or indemnified against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. We believe that we are adequately insured for public liability and property damage to others with respect to our operations. With respect to all of our coverage, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable.

TITLE TO PROPERTIES

  Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of such property and in some instances such rights-of-way are revocable at the election of the grantor. In many instances, lands over which rights-of-way have been obtained are subject to prior liens which have not been subordinated to the right-of-way grants. In some cases, not all of the apparent record owners have joined in the right-of-way grants, but in substantially all such cases, signatures of the owners of majority interests have been obtained. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along water courses, county roads, municipal streets and state highways, and in some instances, such permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. In some cases, property for pipeline purposes was purchased in fee. All of the pump stations are located on property owned in fee or property under long-term leases. In certain states and under certain circumstances, we have the right of eminent domain to acquire rights-of-way and lands necessary for our common carrier pipelines.

  Some of the leases, easements, rights-of-way, permits and licenses transferred to us, upon our formation in 1998 and in connection with acquisitions we have made since that time, required the consent of the grantor to transfer such rights, which in certain instances is a governmental entity. Our general partner believes that it has obtained such third-party consents, permits and authorizations as are sufficient for the transfer to us of the assets necessary for us to operate our business in all material respects as described in this report. With respect to any consents, permits or authorizations which have not yet been obtained, our general partner believes that such consents, permits or authorizations will be obtained within a reasonable period, or that the failure to obtain such consents, permits or authorizations will have no material adverse effect on the operation of our business.

  Our general partner believes that we have satisfactory title to all of our assets. Although title to such properties are subject to encumbrances in certain cases, such as customary interests generally retained in connection with acquisition of real property, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens and minor easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by our predecessor or us, our general partner believes that none of such burdens will materially detract from the value of such properties or from our interest therein or will materially interfere with their use in the operation of our business.

EMPLOYEES

  To carry out our operations, our general partner or its affiliates employed approximately 910 employees at December 31, 1999. None of the employees of our general partner were represented by labor unions, and our general partner considers its employee relations to be good.

ITEM 3.  LEGAL PROCEEDINGS

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, et al. The suit alleged that Plains All American Pipeline, L.P. and certain of our general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases were filed in the Southern District of Texas, some of which name our general partner and Plains Resources as additional defendants. Plaintiffs allege that the defendants are liable for securities fraud violations under Rule 10b-5 and
Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933. The court has consolidated all subsequently filed cases under the first filed action described above. Two unopposed motions are currently pending to appoint lead plaintiffs. These motions ask the court to appoint two distinct lead plaintiffs to represent two different plaintiff classes: (1) purchasers of Plains Resources common stock and options and (2) purchasers of our common units. Once lead plaintiffs have been appointed, the plaintiffs will file their consolidated amended complaints. No answer or responsive pleading is due until thirty days after a consolidated amended complaint is filed.

  Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named our general partner, its directors and certain of its officers as defendants, and allege that the defendants breached the fiduciary duties that they owed to Plains All American Pipeline, L.P. and its unitholders by failing to monitor properly the activities of its employees. The derivative complaints allege, among other things, that Plains All American Pipeline has been harmed due to the negligence or breach of loyalty of the officers and directors that are named in the lawsuits. These cases are currently in the process of being consolidated. No answer or responsive pleading is due until these cases have been consolidated and a consolidated complaint has been filed.

  We intend to vigorously defend the claims made in the Texas securities litigation and the Delaware derivative litigation. However, there can be no assurance that we will be successful in our defense or that these lawsuits will not have a material adverse effect on our financial position or results of operation.

  We, in the ordinary course of business, are a claimant and/or a defendant in various other legal proceedings. Management does not believe that the outcome of these other legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition or results of operation.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON UNITS AND RELATED UNITHOLDER MATTERS

  The common units, excluding the Class B common units, are listed and traded on the New York Stock Exchange under the symbol "PAA". On March 22, 2000, the market price for the common units was $16 3/8 per unit and there were approximately 11,700 recordholders and beneficial owners (held in street name).

  The following table sets forth high and low sales prices for the common units as reported on the New York Stock Exchange Composite Tape, and the cash distributions paid per common unit for the periods indicated:

                     Common Unit Price Range
                  ------------------------------       Cash
                     High            Low           Distributions
                  ----------   ---------------     -------------
1999:
  1st Quarter      $ 19           $ 15 7/8           $ 0.450
  2nd Quarter        19 15/16       16 5/16            0.463
  3rd Quarter        20             17 3/8             0.481
  4th Quarter        20 1/4          9 5/8             0.450 (1)

1998:
  4th Quarter      $ 20 3/16      $ 16 1/4           $ 0.193 (2)

------------
(1) A distribution was not made on the subordinated units for the fourth quarter of 1999.
(2) Represents a partial quarterly distribution for the period from November 23, 1998, the date of our initial public offering, to December 31, 1998.

  The Class B common units are pari passu with common units with respect to quarterly distributions, and are convertible into common units upon approval of a majority of the common unitholders. The Class B unitholders may request that we call a meeting of common unitholders to consider approval of the conversion of Class B units into common units. If the approval of a conversion by the common unitholders is not obtained within 120 days of a request, each Class B unitholder will be entitled to receive distributions, on a per unit basis, equal to 110% of the amount of distributions paid on a common unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the 120-day period. Except for the vote to approve the conversion, the Class B units have the same voting rights as the common units.

  We have also issued subordinated units, all of which are held by an affiliate of our general partner, for which there is no established public trading market. Subject to the consent of our lenders, we will distribute to our partners (including holders of subordinated units), on a quarterly basis, all of our available cash in the manner described herein. Available cash generally means, for any of our fiscal quarters, all cash on hand at the end of the quarter less the amount of cash reserves that is necessary or appropriate in the reasonable discretion of our general partner to:

  .  provide for the proper conduct of our business;
  . comply with applicable law, any of our debt instruments or other agreements; or
  . provide funds for distributions to unitholders and our general partner for any one or more of the next four quarters.

  Minimum quarterly distributions are $0.45 for each full fiscal quarter (prorated for the initial partial fiscal quarter commencing November 23, 1998, the closing date of our initial public offering through year-end 1998). Distributions of available cash to the holders of subordinated units are subject to the prior rights of the holders of common units to receive the minimum quarterly distributions for each quarter during the subordination period, and to receive any arrearages in the distribution of minimum quarterly distributions on the common units for prior quarters during the subordination period. The expiration of the subordination period will generally not occur prior to December 31, 2003.

  Under the terms of our amended bank credit agreement and letter of credit and borrowing facility, we are required to have lender approval to declare or pay distributions to unitholders and are prohibited from declaring or paying any distribution to unitholders if a default or event of default (as defined in such agreements) exists. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Liquidity and Financial Condition".

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA
         (in thousands, except unit and operating data)

  On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of our predecessor. The historical financial information below for Plains All American Pipeline was derived from our audited consolidated financial statements as of December 31, 1999 and 1998, and for the year ended December 31, 1999 and for the period from November 23, 1998 through December 31, 1998. The pro forma financial information for the year ended December 31, 1998 was derived from our audited consolidated financial statements for the period from November 23, 1998 through December 31, 1998 and from the audited combined financial statements of our predecessor for the period from January 1, 1998 through November 22, 1998. The financial information below for our predecessor was derived from the audited combined financial statements of our predecessor, as of December 31, 1997, 1996, and 1995 and for the period from January 1, 1998 through November 22, 1998 and for the years ended December 31, 1997, 1996, and 1995, including the notes thereto. The operating data for all periods is derived from our records as well as those of our predecessor. Commencing May 1, 1999, the results of operations of the Scurlock Permian businesses are included in our results of operations. Commencing July 30, 1998, the results of operations of the All American Pipeline and the SJV Gathering System are included in the results of operations of our predecessor and Plains All American Pipeline. The selected financial data should be read in conjunction with the consolidated and combined financial statements, including the notes thereto, included elsewhere in this report, and Item 7, - "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                                                   Predecessor
                                                                             ---------------------------------------------------
                                                             November 23,    January 1,
                                 Year Ended December 31,       1998 To       1998 To              Year Ended December 31,
                              ----------------------------    December 31,  November 22,   -------------------------------------
                                 1999            1998 (1)(2)    1998 (1)      1998 (1)       1997          1996          1995
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
                                                (restated)     (restated)    (restated)
                                                (proforma)
                                                (unaudited)
STATEMENT OF OPERATIONS DATA:
Revenues                      $ 4,701,921      $ 1,568,853     $ 176,445     $ 953,244     $ 752,522     $ 531,698     $ 339,825
Cost of sales and operations    4,591,607        1,494,732       168,946       922,263       740,042       522,167       333,459
Unauthorized trading losses
  and related expenses (1)        166,440            7,100         2,400         4,700             -             -             -
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
Gross margin                      (56,126)          67,021         5,099        26,281        12,480         9,531         6,366
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
General and administrative
  expenses                         22,198            6,501           771         4,526         3,529         2,974         2,415
Depreciation and amortization      17,344           11,303         1,192         4,179         1,165         1,140           944
Restructuring expense               1,410                -             -             -             -             -             -
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
Total expenses                     40,952           17,804         1,963         8,705         4,694         4,114         3,359
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
Operating income (loss)           (97,078)          49,217         3,136        17,576         7,786         5,417         3,007
Interest expense                  (21,139)         (12,991)       (1,371)      (11,260)       (4,516)       (3,559)       (3,460)
Noncash compensation expense       (1,013)               -             -             -             -             -             -
Gain on sale of linefill           16,457                -             -             -             -             -             -
Interest and other income             958              584            12           572           138            90           115
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
Net income (loss)
  before provision (benefit)
  in lieu of income taxes
  and extraordinary item         (101,815)          36,810         1,777         6,888         3,408         1,948          (338)
Provision (benefit) in
  lieu of income taxes                  -                -             -         2,631         1,268           726           (93)
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
Net income (loss) before
  extraordinary item          $  (101,815)     $    36,810     $   1,777     $   4,257     $   2,140     $   1,222    $     (245)
                              ===========      ===========     =========     =========     =========     =========    ==========
Basic and diluted
  net income (loss) per
  limited partner unit before
  extraordinary item (3)      $     (3.16)     $      1.20     $    0.06     $    0.25     $    0.12     $    0.07    $    (0.01)
                              ===========      ===========     =========     =========     =========     =========    ==========
Weighted average
  number of limited partner
  units outstanding                31,633           30,089        30,089        17,004        17,004         17,004       17,004
                              ===========      ===========     =========     =========     =========      =========   ==========
                                                                                       Table and footnotes continued on next page

                                                                                                   Predecessor
                                                                             ---------------------------------------------------
                                                             November 23,    January 1,
                                 Year Ended December 31,       1998 To       1998 To              Year Ended December 31,
                              ----------------------------    December 31,  November 22,   -------------------------------------
                                 1999            1998 (1)       1998 (1)      1998 (1)       1997          1996          1995
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
                                                (restated)     (restated)    (restated)
                                                (proforma)
                                                (unaudited)
BALANCE SHEET DATA:
  (AT END OF PERIOD):
  Working capital (4)         $   101,539          N/A         $   2,231        N/A        $   2,017      $   2,586   $    3,055
  Total assets                  1,223,037          N/A           607,186        N/A          149,619        122,557       82,076
  Related party debt
    Long-term                     114,000          N/A                 -        N/A           28,531         31,811       32,095
  Total debt (5)                  368,819          N/A           184,750        N/A           18,000              -            -
  Partners' capital               192,973          N/A           270,543        N/A                -              -            -
  Combined equity                       -          N/A                 -        N/A            5,975          3,835        2,613
OTHER DATA:
  EBITDA (6)                  $    89,074      $   68,204      $   6,740     $  27,027     $   9,089      $   6,647   $    4,066
  Maintenance capital
    expenditures (7)                1,741           2,091            200         1,508           678          1,063          571
OPERATING DATA:
  Volumes (barrels per day):
    All American
      Tariff (8)                  100,600         124,500        110,200       113,700             -              -            -
      Margin (9)                   56,200          49,200         50,900        49,100             -              -            -
    Other                          61,400               -              -             -             -              -            -
                              -----------     -----------      ---------     ---------     ---------      ---------   ----------
      Total pipeline              218,200         173,700        161,100       162,800             -              -            -
                              ===========     ===========      =========     =========     =========      =========   ==========
    Lease gathering (10)          264,700         108,500        126,200        87,100        71,400         58,500       45,900
    Bulk purchases (11)           138,200          97,900        133,600        94,700        48,500         31,700       10,200
                              -----------     -----------      ---------     ---------     ---------      ---------   ----------
      Total                       402,900         206,400        259,800       181,800       119,900         90,200       56,100
                              ===========     ===========      =========     =========     =========      =========   ==========
    Terminal throughput (12)       83,300          79,800         61,900        81,400        76,700         59,800       42,500
                              ===========     ===========      =========     =========     =========      =========   ==========

---------
(1) In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). Approximately $7.1 million of the unauthorized trading losses was recognized in 1998 and as a result, we have restated our 1998 financial information. See Item 1. - "Business - Unauthorized Trading Losses".
(2) The unaudited selected pro forma financial and operating data for the year ended December 31, 1998, is based on our historical financial statements and those of our predecessor and Wingfoot Ventures Seven, Inc., a wholly-owned subsidiary of Goodyear. The historical financial statements of Wingfoot reflect the historical operating results of the All American Pipeline and the SJV Gathering System through July 30, 1998. Effective July 30 1998, our predecessor acquired the All American Pipeline and SJV Gathering system from Goodyear for approximately $400.0 million. The pro forma selected financial data reflects certain pro forma adjustments to the historical results of operations as if we had been formed and the acquisition had taken place on January 1, 1998.
(3) Basic and diluted net income (loss) per unit is computed by dividing the limited partners' interest in net income by the number of outstanding common and subordinated units. For periods prior to November 23, 1998, the number of units are equal to the common and subordinated units received by our general partner in exchange for the assets contributed to the partnership.
(4) At December 31, 1999, working capital includes $37.9 million of pipeline linefill and $103.6 million for the segment of the All American Pipeline that were both sold in the first quarter of 2000. See Item 1. - "Acquisitions and Dispositions - All American Pipeline Linefill and Asset Disposition".
(5)  Excludes related party debt.
(6) EBITDA means earnings before interest expense, income taxes, depreciation and amortization. Our EBITDA calculation also excludes the unauthorized trading losses, noncash compensation, restructuring expense, linefill gain and extraordinary loss from extinguishment of debt. EBITDA is not a measurement presented in accordance with GAAP and is not intended to be used in lieu of GAAP presentations of results of operations and cash provided by operating activities. Our EBITDA may not be comparable to EBITDA of other entities, as other entities may not calculate EBITDA in the same manner as we do.
(7) Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets or extend their useful lives. Capital expenditures made to expand our existing capacity, whether through construction or acquisition, are not considered maintenance capital expenditures. Repair and maintenance expenditures associated with existing assets that do not extend the useful life or expand operating capacity are charged to expense as incurred.
(8) Represents crude oil deliveries on the All American Pipeline for the account of third parties.
(9) Represents crude oil deliveries on the All American Pipeline and the SJV Gathering System for the account of affiliated entities. These volumes were transported on the segment of the line that was sold. See "All American Pipeline Linefill Sale and Asset Disposition."
(10) Represents barrels of crude oil purchased at the wellhead, including volumes which would have been purchased under the Marketing Agreement.
(11) Represents barrels of crude oil purchased at collection points, terminals and pipelines.
(12) Represents total crude oil barrels delivered from the Cushing Terminal and the Ingleside Terminal.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following discussion of our financial condition and results of our operations and those of the midstream subsidiaries of Plains Resources (our "predecessor") should be read in conjunction with our historical consolidated and combined financial statements and accompanying notes and those of our predecessor included elsewhere in this report. For more detailed information regarding the basis of presentation for the following financial information, see the notes to the historical consolidated and combined financial statements.

OVERVIEW

  We were formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly-owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of our predecessor. Our operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Scurlock Permian, L.P. Plains All American Inc., a wholly owned subsidiary of Plains Resources, is our general partner. We are engaged in interstate and intrastate crude oil transportation, gathering and marketing as well as crude oil terminalling and storage activities. Our operations are conducted primarily in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

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

  During periods when the demand for crude oil is weak (as was the case in late 1997, 1998 and the first quarter of 1999), the market for crude oil is often in contango, meaning that the price of crude oil in a given month is less than the price of crude oil in a subsequent month. A contango market has a generally negative impact on marketing margins, but is favorable to the storage business, because storage owners at major trading locations (such as the Cushing Interchange) can simultaneously purchase production at low current prices for storage and sell at higher prices for future delivery. When there is a higher demand than supply of crude oil in the near term, the market is backward, meaning that the price of crude oil in a given month exceeds the price of crude oil in a subsequent month. A backward market has a positive impact on marketing margins because crude oil gatherers can capture a premium for prompt deliveries. We believe that the combination of our terminalling and storage activities and gathering and marketing activities provides a counter-cyclical balance which has a stabilizing effect on our operations and cash flow.

  As we purchase crude oil, we establish a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX. Through these transactions, we seek to maintain a position that is substantially balanced between crude oil purchases and sales and future delivery obligations. We purchase crude oil on both a fixed and floating price basis. As fixed price barrels are purchased, we enter into sales arrangements with refiners, trade partners or on the NYMEX, which establishes a margin and protects it against future price fluctuations. When floating price barrels are purchased, we match those contracts with similar type sales agreements with our customers, or likewise establish a hedge position using the NYMEX futures market. From time to time, we enter into arrangements which will expose us to basis risk. Basis risk occurs when crude oil is purchased based on a crude oil specification and location which is different from the countervailing sales arrangement. Our policy is only to purchase crude oil for which we have a market and to structure our sales contracts so that crude oil price fluctuations do not materially affect the gross margin which we receive. In November 1999, we discovered that this policy was violated, and we incurred $174.0 million in unauthorized trading losses, including associated costs and legal expenses. See -"Unauthorized Trading Losses". We do not acquire and hold crude oil futures contracts or other derivative products for the purpose of speculating on crude oil price changes that might expose us to indeterminable losses.

UNAUTHORIZED TRADING LOSSES

  In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). Approximately $7.1 million of the unauthorized trading losses was recognized in 1998 and the remainder in 1999. As a result, we have restated our 1998 financial information. Normally, as we purchase crude oil, we establish a margin by selling crude oil for physical delivery to third-party users or by entering into a future delivery obligation with respect to futures contracts. The employee in question violated our policy of maintaining a position that is substantially balanced between crude oil purchases and sales or future delivery obligations. The unauthorized trading and associated losses resulted in a default of certain covenants under our credit facilities and significant short-term cash and letter of credit requirements. See "Capital Resources, Liquidity and Financial Condition".

RESULTS OF OPERATIONS

 Pro Forma Comparison of the Years Ended December 31, 1999 and 1998

  In the discussion that follows, we are presenting a comparison of our historical results for 1999 and pro forma results for 1998. The pro forma adjustments to the historical results of operations for 1998 assume we had been formed and the acquisition of the All American Pipeline and the SJV Gathering System had taken place January 1, 1998. The following table sets forth certain historical and pro forma financial and operating information of Plains All American Pipeline for the periods presented. The following pro forma financial and operating information does not include pro forma adjustments related to the Scurlock acquisition which was effective May 1, 1999 (in thousands).

                                              Year Ended December 31,
                                           -------------------------------
                                               1999             1998
                                           --------------   --------------
                                            (historical)      (pro forma)
                                                              (restated)
OPERATING RESULTS:
  Revenues                                 $    4,701,921   $    1,568,853
                                           ==============   ==============
  Gross margin
    Pipeline                               $       58,001   $       50,893
    Terminalling and storage
      and gathering and marketing                  52,313           23,228
    Unauthorized trading losses                  (166,440)          (7,100)
                                           --------------   --------------
    Total                                         (56,126)          67,021
  General and administrative expense              (22,198)          (6,501)
                                           --------------   --------------
  Gross profit                             $      (78,324)  $       60,520
                                           ==============   ==============
  Net income (loss)                        $     (103,360)  $       36,810
                                           ==============   ==============






                                               Table continued on following page

                                              Year Ended December 31,
                                           -------------------------------
                                               1999             1998
                                           --------------   --------------
                                            (historical)      (pro forma)
AVERAGE DAILY VOLUMES (BARRELS):
  Pipeline Activities:
    All American
      Tariff activities                               101              125
      Margin activities                                56               49
    Other                                              61                -
                                           --------------   --------------
    Total                                             218              174
                                           ==============   ==============
  Lease gathering                                     265              108
  Bulk purchases                                      138               98
                                           --------------   --------------
    Total                                             403              206
                                           ==============   ==============
  Terminal throughput                                  83               80
                                           ==============   ==============
  Storage leased to third parties,
  monthly average volumes                           1,975            1,150
                                           ==============   ==============

  For the year ended December 31, 1999, we reported a net loss of $103.4 million on total revenue of $4.7 billion compared to net income for the year ended December 31, 1998 of $36.8 million on total revenue of $1.6 billion. The results for the years ended December 31, 1999 and 1998 include the following nonrecurring items:

1999
  .  $166.4 million of unauthorized trading losses;
  . a $16.5 million gain on the portion of the All American Pipeline linefill that was sold in 1999;
  . restructuring expense of $1.4 million; and . an extraordinary loss of $1.5 million related to the early extinguishment of debt.

1998
  .  $7.1 million of unauthorized trading losses.

  Excluding these items, we would have reported net income of $49.6 million and $43.9 million for the years ended December 31, 1999 and 1998, respectively. Excluding the unauthorized trading losses, we reported gross margin (revenues less direct expenses of purchases, transportation, terminalling and storage and other operating and maintenance expenses) of $110.3 million for the year ended December 31, 1999 compared to $74.1 million reported for 1998. Gross profit (gross margin less general and administrative expense), also excluding the unauthorized trading losses, was $88.1 million for the year ended December 31, 1999 as compared to $67.6 million for 1998.

  Pipeline Operations. Gross margin from pipeline operations was $58.0 million for the year ended December 31, 1999 compared to $50.9 million for the prior year on a pro forma basis. The increase resulted from increased margins from our pipeline merchant activities, a reduction in operating costs attributable to the All American Pipeline and to the two 1999 acquisitions which contributed approximately $4.8 million of pipeline gross margin. The increase was partially offset by lower tariff transport volumes, due to lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California.

  The margin between revenue and direct cost of crude purchased was $33.5 million for the year ended December 31, 1999 compared to $14.5 million on a pro forma basis for 1998. Pipeline tariff revenues were approximately $46.4 million for the year ended December 31, 1999 compared to approximately $57.5 million on a pro forma basis in 1998. Pipeline operations and maintenance expenses were approximately $24.0 million for the year ended December 31, 1999 as compared to $26.1 million on a pro forma basis for 1998.

  Tariff transport volumes on the All American Pipeline decreased from an average of 125,000 barrels per day for the year ended December 31, 1998 on a pro forma basis to 101,000 barrels per day in 1999 due primarily to a decrease in shipments of offshore California production, which decreased from 94,000 barrels per day on a pro forma basis in 1998 to 79,000 barrels per day in 1999. Barrels associated with our merchant activities on the All American Pipeline increased from 49,000 barrels per day on a pro forma basis to 56,000 barrels per day for the year ended December 31, 1999. Tariff volumes shipped on the Scurlock and West Texas Systems averaged 61,000 barrels per day during 1999.

  In March 2000, we sold the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas. We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. The sale of the linefill was substantially complete in February 2000. We estimate that we will recognize a total gain of approximately $44.0 million in connection with the sale of the linefill. As of December 31, 1999, we have delivered approximately 1.8 million barrels of linefill and recognized a gain of $16.5 million. During 1999, we reported gross margin of approximately $5.0 million associated with operating the segment of the All American Pipeline that was sold. See "Capital Resources, Liquidity and Financial Condition".

  The following table sets forth All American Pipeline average deliveries per day within and outside California for the periods presented (in thousands).

                                                               Year Ended
                                                              December 31,
                                                          ------------------
                                                          1999          1998
                                                          ----          ----
                                                       (historical) (pro forma)
                  Deliveries:
                    Average daily volumes (barrels):
                      Within California                    101           115
                      Outside California                    56            59
                                                          ----          ----
                        Total                              157           174
                                                          ====          ====

  Gathering and Marketing Activities and Terminalling and Storage Activities. Excluding the unauthorized trading losses, gross margin from gathering, marketing, terminalling and storage activities was approximately $52.3 million for the year ended December 31, 1999 compared to $23.2 million in the prior year on a pro forma basis. The increase in gross margin is due to an increase in lease gathering and bulk purchase volumes, primarily as a result of the Scurlock acquisition which contributed approximately $26.3 million of 1999 gross margin, and an increase in storage capacity leased at our Cushing Terminal. Lease gathering volumes increased from an average of 108,000 barrels per day on a pro forma basis for the year ended December 31, 1998 to approximately 265,000 barrels per day in 1999. Bulk purchase volumes increased from approximately 98,000 barrels per day for 1998 to approximately 138,000 barrels per day this year. Leased terminal capacity increased significantly from approximately 1.1 million barrels per month in 1998 to 2.0 million barrels per month during 1999. The 1.1 million barrel expansion of our Cushing Terminal was placed in service in the second quarter of 1999. Throughput volumes at our terminals increased approximately 3,000 barrels per day in the current year period.

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost to us of obtaining letters of credit increased under the amended credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower margin wellhead and bulk purchases, our purchase contracts were terminated. As a result of these changes, aggregate volumes purchased are expected to decrease by 150,000 barrels per day, consisting primarily of lower unit margin purchases. Approximately 50,000 barrels per day of the decrease is related to barrels gathered at producer lease locations and 100,000 barrels per day is attributable to bulk purchases. As a result of the increase in letter of credit costs and reduced volumes, annual EBITDA is expected to be adversely affected by approximately $5.0 million, excluding the positive impact of current favorable market conditions.

  General and administrative expenses were $22.2 million for the year ended December 31, 1999, compared to $6.5 million for 1998 on a pro forma basis. The increase in 1999 as compared to the 1998 pro forma amount is due to the Scurlock and West Texas Gathering System acquisitions in 1999, continued expansion of our business activities and expenses related to the operation of Plains All American Pipeline as a public entity. As a result of the unauthorized trading losses, we will incur additional expenses in 2000.

  Depreciation and amortization expense was $17.3 million for the year ended December 31, 1999, compared to $11.3 million on a pro forma basis for 1998. The increase is primarily due to the Scurlock acquisition and the West Texas Gathering System acquisition.

  Interest expense was $21.1 million for the year ended December 31, 1999, compared to $13.0 million on a pro forma basis for 1998. The increase is due to
(1) interest associated with the debt incurred for the Scurlock acquisition, (2) the West Texas Gathering System acquisition, (3) an increase in interest related to hedged inventory transactions and (4) an increase in interest rates as a result of the unauthorized trading losses. The 1999 extraordinary item of $1.5 million relates to the write-

  In 1999, we terminated 24 employees and paid approximately $1.4 million in connection therewith.

off of certain debt issue costs and penalties associated with the prepayment of debt. The prepayment of debt was made with proceeds from our equity offering in October 1999. See "Capital Resources, Liquidity and Financial Condition".

  Historical Analysis of Three Years Ended December 31, 1999.

  The historical results of operations for the year ended December 31, 1999 include the results of the Scurlock acquisition effective May 1, 1999 and the West Texas Gathering System acquisition effective July 1, 1999. The combined historical results of operations for the year ended December 31, 1998 are derived from our historical statements for the period from November 23, 1998 through December 31, 1998, and the combined financial statements of our predecessor for the period from January 1, 1998 through November 22, 1998, which in the following discussion are combined and referred to as the year ended December 31, 1998. Commencing July 30, 1998 (the date of acquisition of the All American Pipeline and the SJV Gathering System from Goodyear), the results of operations of the All American Pipeline and the SJV Gathering System are included in the results of operations of the predecessor.

  For 1999, we reported a net loss of $103.4 million on total revenue of $4.7 billion compared to net income for 1998 of $6.0 million on total revenue of $1.1 billion and net income for 1997 of $2.1 million on total revenue of $752.5 million. The results for the years ended December 31, 1999 and 1998 include the following nonrecurring items:

1999
  .  $166.4 million of unauthorized trading losses;
  . a $16.5 million gain on the portion of the All American Pipeline linefill that was sold in 1999;
  . restructuring expense of $1.4 million; and . an extraordinary loss of $1.5 million related to the early extinguishment of debt.

1998
  .  $7.1 million of unauthorized trading losses.

  The following table sets forth historical and combined historical financial and operating information of Plains All American Pipeline for the periods presented and includes the impact of the nonrecurring items discussed above (in thousands)

                                                Year Ended December 31,
                                      -----------------------------------------
                                          1999           1998            1997
                                      -----------    -----------   -----------
                                                      (restated)   (predecessor)
OPERATING RESULTS:
  Revenues                            $ 4,701,921   $   1,129,689  $   752,522
                                      ===========   =============  ===========
  Gross margin
   Pipeline                           $    58,001   $      16,768  $         -
   Terminalling and storage
   and gathering and marketing             52,313          21,712       12,480
   Unauthorized trading losses           (166,440)         (7,100)           -
                                      -----------   -------------  -----------
    Total                                 (56,126)         31,380       12,480
  General and administrative expense      (22,198)         (5,297)      (3,529)
                                      -----------   -------------  -----------
  Gross profit                        $   (78,324)  $      26,083  $     8,951
                                      ===========   =============  ===========
  Net income (loss)                   $  (103,360)  $       5,979  $     2,140
                                      ===========   =============  ===========


                                               Table continued on following page

                                                Year Ended December 31,
                                      -----------------------------------------
                                          1999           1998          1997
                                      -----------    -----------    -----------
                                                                   (predecessor)
AVERAGE DAILY VOLUMES (BARRELS):
  Pipeline Activities:
    All American
      Tariff activities                         101          113            -
      Margin activities                          56           50            -
    Other                                        61            -            -
                                        -----------  -----------   ----------
    Total                                       218          163            -
                                        ===========  ===========   ==========
  Lease gathering                               265           88           71
  Bulk purchases                                138           98           49
                                        -----------  -----------   ----------
    Total                                       403          186          120
                                        ===========  ===========   ==========
  Terminal throughput                            83           80           77
                                        ===========  ===========   ==========
Storage leased to third parties,
  monthly average volumes                     1,975        1,150          668
                                        ===========  ===========   ==========

  Pipeline Operations. Gross margin from pipeline operations was $58.0 million for the year ended December 31, 1999 compared to $16.8 million for 1998. The increase resulted from twelve months of results from the All American Pipeline in 1999 versus five months in 1998, increased margins from our pipeline merchant activities, and to the two 1999 acquisitions which contributed approximately $4.8 million of pipeline gross margin. The increase was partially offset by lower tariff transport volumes, due to lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California.

  The margin between revenue and direct cost of crude purchased was $33.5 million for the year ended December 31, 1999 compared to $3.9 million for 1998. Pipeline tariff revenues were approximately $46.4 million for the year ended December 31, 1999 compared to approximately $19.0 million for 1998. Pipeline operations and maintenance expenses were approximately $24.0 million for the year ended December 31, 1999 as compared to $6.1 million for 1998.

  Tariff transport volumes on the All American Pipeline decreased from an average of 113,000 barrels per day for the year ended December 31, 1998 to 101,000 barrels per day in 1999 due primarily to a decrease in shipments of offshore California production, which decreased from 90,000 barrels per day in 1998 to 79,000 barrels per day in 1999. Barrels associated with our merchant activities on the All American Pipeline increased from 50,000 barrels per day in 1998 to 56,000 barrels per day for the year ended December 31, 1999. Tariff volumes shipped on the Scurlock and West Texas Gathering systems averaged 61,000 barrels per day during 1999.

  In March 2000, we sold the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas. We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. The sale of the linefill was substantially complete in February 2000. We estimate that we will recognize a total gain of approximately $44.0 million in connection with the sale of the linefill. As of December 31, 1999, we had delivered approximately 1.8 million barrels of linefill and recognized a gain of $16.5 million. During 1999, we reported gross margin of approximately $5.0 million associated with operating the segment of the All American Pipeline that was sold. See "Capital Resources, Liquidity and Financial Condition".

  The following table sets forth the All American Pipeline average deliveries per day within and outside California (in thousands):

                                     Year Ended
                                    December 31,
                                   --------------
                                    1999    1998
                                   ------  ------
Deliveries:
  Average daily volumes (barrels):
    Within California                 101     111
    Outside California                 56      52
                                   ------  ------
      Total                           157     163
                                   ======  ======

  Gathering and Marketing Activities and Terminalling and Storage Activities. Excluding the unauthorized trading losses, gross margin from terminalling and storage and gathering and marketing activities was approximately $52.3 million for the year ended December 31, 1999, reflecting a 141% increase over the $21.7 million reported for 1998 and a 319% increase over the $12.5 million reported for 1997. The increase in gross margin is due to an increase in lease gathering and bulk purchase volumes, primarily as a result of the Scurlock acquisition, which contributed approximately $26.3 million of 1999 gross margin, and an increase in storage capacity leased at our Cushing Terminal. Lease gathering volumes increased from an average of 88,000 and 71,000 barrels per day in 1998 and 1997, respectively, to approximately 265,000 barrels per day in 1999. Bulk purchase volumes increased from approximately 98,000 and 49,000 barrels per day for 1998 and 1997, respectively, to approximately 138,000 barrels per day this year. Leased terminal capacity increased significantly from approximately 1.1 and 0.7 million barrels per month in 1998 and 1997, respectively, to 2.0 million barrels per month during 1999. The 1.1 million barrel expansion of our Cushing Terminal was placed in service in the second quarter of 1999. Throughput volumes at our terminals increased approximately 3,000 and 6,000 barrels per day in the current year period from 1998 and 1997, respectively.

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost to us of obtaining letters of credit increased under the amended credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower margin wellhead and bulk purchases, our purchase contracts were terminated. As a result of these changes, aggregate volumes purchased are expected to decrease by 150,000 barrels per day, consisting primarily of lower unit margin purchases. Approximately 50,000 barrels per day of the decrease is related to barrels gathered at producer lease locations and 100,000 barrels per day is attributable to bulk purchases. As a result of the increase in letter of credit costs and reduced volumes, annual EBITDA is expected to be adversely affected by approximately $5.0 million, excluding the positive impact of current favorable market conditions.

  General and administrative expenses were $22.2 million for the year ended December 31, 1999, compared to $5.3 million and $3.5 million for 1998 and 1997, respectively. Such increases were primarily attributable to the Scurlock and West Texas Gathering System acquisitions in 1999, the All American Pipeline acquisition in July 1998, continued expansion of our business activities and expenses related to the operation of the Plains All American Pipeline as a public entity. As a result of the unauthorized trading losses, we will incur additional expenses in 2000.

  Depreciation and amortization expense was $17.3 million in 1999, $5.4 million in 1998 and $1.2 million in 1997. The increase in 1999 is due primarily to the Scurlock and West Texas Gathering System acquisitions in 1999 and the All American Pipeline acquisition in July 1998. The increase in 1998 is due to the All American Pipeline acquisition.

  Interest expense was $21.1 million in 1999, $12.6 million in 1998 and $4.5 million in 1997. The increase in 1999 is due to (1) interest associated with the debt incurred for the Scurlock and West Texas Gathering System acquisitions, (2) a full year of interest for the All American Pipeline acquisition, (3) an increase in interest related to hedged inventory transactions and (4) an increase in interest rates as a result of the unauthorized trading losses. The increase in interest expense in 1998 is associated with the debt incurred for the acquisition of the All American Pipeline and the SJV Gathering System. Interest expense in 1997 is comprised principally of interest charged to our predecessor by Plains Resources for amounts borrowed to construct the Cushing Terminal and subsequent capital additions, including the Ingleside Terminal.

  The extraordinary item of $1.5 million in 1999 relates to the write-off of certain debt issue costs and penalties incurred associated with the prepayment of debt. The prepayment of debt was made from the proceeds of our equity offering in October 1999. See - "Capital Resources, Liquidity and Financial Condition".

  In 1999, we terminated 24 employees and paid approximately $1.4 million in connection therewith.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

 Unauthorized Trading Losses

  In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). A full investigation into the unauthorized trading activities by outside legal counsel and independent accountants and consultants determined that the vast majority of the losses occurred from March through November 1999, and the impact warranted a restatement of previously reported financial information for 1999 and 1998 (see Note 3 in Notes to our consolidated and combined financial statements appearing elsewhere in this report).

  Normally, as we purchase crude oil, we establish a margin by selling crude oil for physical delivery to third-party users or by entering into a future delivery obligation with respect to futures contracts. The employee in question violated our policy of maintaining a position that is substantially balanced between crude oil purchases and sales or future delivery obligations. The unauthorized trading and associated losses resulted in a default of certain covenants under our credit facilities and significant short-term cash and letter of credit requirements.

  In December 1999, we executed amended credit facilities and obtained default waivers from all of our lenders. The amended credit facilities:

  . waived defaults under covenants contained in the existing credit facilities;
  . increased availability under our letter of credit and borrowing facility from $175.0 million in November 1999 to $295.0 million in December 1999, $315.0 million in January 2000, and thereafter decreasing to $239.0 million in February through April 2000, to $225.0 million in May and June 2000 and to $200.0 million in July 2000 through July 2001;
  . required the lenders' consent prior to the payment of distributions to unitholders;
  .  prohibited contango inventory transactions subsequent to January 20, 2000;
     and
  .  increased interest rates and fees under certain of the facilities.

   We paid approximately $13.7 million to our lenders in connection with the amended credit facilities. This amount was capitalized as debt issue costs and will be amortized over the remaining term of the amended facilities. In connection with the amendments, our general partner loaned us approximately $114.0 million. This subordinated debt is due not later than November 30, 2005.

  We have taken appropriate and aggressive steps within our organization to enhance our processes and procedures to prevent future unauthorized trading. One of such steps includes the creation of a new professional risk management position. This risk manager has direct responsibility and authority for our trading controls and procedures and other aspects of corporate risk management. However, we can give no assurance that such steps will detect and prevent all violations of our trading policies and procedures, particularly if deception or other intentional misconduct is involved.

 Public Offering

  In October 1999, we completed a public offering of an additional 2,990,000 common units, representing limited partner interests, at $18.00 per unit. Net proceeds, including our general partners' contribution, were approximately $51.3 million after deducting underwriters' discounts and commissions and offering expenses of approximately $3.1 million. The proceeds, together with our general partner's capital contribution of approximately $0.5 million to maintain its 2% general partner interest, were used to reduce outstanding debt. Approximately $44.0 million was used to reduce the term loan portion of the Plains Scurlock bank credit agreement and the remainder was used to reduce the balance outstanding on our other revolving credit facility.

 All American Pipeline Linefill Sale and Asset Disposition

  We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. This sale was substantially completed in February 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, one of our subsidiaries has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from the Goodyear Tire & Rubber Company in July 1998. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used for working capital purposes. We estimate that we will recognize a total gain of approximately $44.0 million in connection with the sale of linefill. As of December 31, 1999, we had delivered approximately
1.8 million barrels of linefill and recognized a gain of $16.5 million.

  On March 24, 2000, we completed the sale of the above referenced segment of the All American Pipeline to a unit of El Paso Energy Corporation for total proceeds of $129.0 million. The proceeds from the sale were used to reduce outstanding debt. Our net proceeds are expected to be approximately $124.0 million, net of associated transaction costs and estimated costs to remove certain equipment. We estimate that we will recognize a gain of approximately $20.0 million in connection with the sale. During 1999, we reported gross margin of approximately $5.0 million from volumes transported on the segment of the line that was sold.

 Scurlock Acquisition

  On May 12, 1999, Plains Scurlock Permian, L.P., a limited partnership of which Plains All American Inc. is the general partner and Plains Marketing, L.P. is the limited partner, completed the Scurlock acquisition. Including working capital adjustments and closing and financing costs, the cash purchase price was approximately $141.7 million. Financing for the Scurlock acquisition was provided through:

  . borrowings of approximately $92.0 million under Plains Scurlock's limited recourse bank facility with BankBoston, N.A.;
  . the sale to our general partner of 1.3 million of our Class B common units for a total cash consideration of $25.0 million, or $19.125 per unit, the price equal to the market value of our common units on May 12, 1999; and
  .  a $25.0 million draw under our existing revolving credit agreement.

  The Class B common units are pari passu with common units with respect to quarterly distributions, and are convertible into common units upon approval of a majority of the common unitholders. The Class B unitholders may request that we call a meeting of common unitholders to consider approval of the conversion of Class B units into common units. If the approval of a conversion by the common unitholders is not obtained within 120 days of a request, each Class B unitholder will be entitled to receive distributions, on a per unit basis, equal to 110% of the amount of distributions paid on a common unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the 120-day period. Except for the vote to approve the conversion, the Class B units have the same voting rights as the common units.

 West Texas Gathering System Acquisition

  On July 15, 1999, Plains Scurlock Permian, L.P. completed the acquisition of a West Texas crude oil pipeline and gathering system from Chevron Pipe Line Company for approximately $36.0 million, including transaction costs. Our total acquisition cost was approximately $38.9 million including costs to address certain issues identified in the due diligence process. The principal assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 400 miles of associated gathering and lateral lines and approximately 2.9 million barrels of crude oil storage and terminalling capacity in Crane, Ector, Midland, Upton, Ward and Winkler Counties, Texas. Financing for the amounts paid at closing was provided by a draw under the term loan portion of the Plains Scurlock credit facility.

 Credit Agreements

  Amounts outstanding under our credit agreements at December 31, 1999 were as follows (in thousands):

    All American Pipeline, L.P. bank credit agreement              $ 225,000
    Plains Scurlock bank credit agreement                             85,100
    Plains Marketing, L.P. letter of credit and borrowing facility    13,719
    Secured term credit facility                                      45,000
    Subordinated note payable - general partner                      114,000
                                                                   ---------
                                                                   $ 482,819
                                                                   =========

  Concurrently with the closing of our initial public offering in November 1998, we entered into a $225.0 million bank credit agreement that includes a $175.0 million term loan facility and a $50.0 million revolving credit facility. As a result of the unauthorized trading losses discovered in November 1999, the facility was in default of certain covenants, with those defaults being subsequently waived and the facility amended in December. The bank credit agreement is secured by a lien on substantially all of our assets except the assets which secure the Plains Scurlock credit facility. We may borrow up to $50.0 million under the revolving credit facility for acquisitions, capital improvements, working capital and general business purposes. At December 31, 1999, we had $175.0 million outstanding under the term loan facility and $50.0 million outstanding under the revolving credit facility. The term loan facility matures in 2005, and no principal is scheduled for payment prior to maturity. The term loan facility may be prepaid at any time without penalty. The revolving credit facility expires in November 2000. The term loan and revolving credit facility bear interest at our option at either the base rate, as defined, plus an applicable margin, or reserve adjusted LIBOR plus an applicable margin. We incur a commitment fee on the unused portion of the revolving credit facility.

  Plains Scurlock has a bank credit agreement which consists of a five-year $82.6 million term loan facility and a three-year $35.0 million revolving credit facility. The Plains Scurlock credit facility is nonrecourse to Plains All American Pipeline, Plains Marketing, L.P. and All American Pipeline, L.P. and is secured by substantially all of the assets of Plains Scurlock Permian, L.P. and its subsidiaries, including the Scurlock assets and the West Texas Gathering System. Borrowings under the term loan and revolving credit facility bear interest at LIBOR plus the applicable margin. A commitment fee equal to 0.5% per year is charged on the unused portion of the revolving credit facility. The revolving credit facility, which may be used for borrowings or letters of credit to support crude oil purchases, matures in May 2002. The term loan provides for principal amortization of $0.7 million annually beginning May 2000, with a final maturity in May 2004. As of December 31, 1999, letters of credit of approximately $29.5 million were outstanding under the revolver and borrowings of $82.6 million and $2.5 million were outstanding under the term loan and revolver, respectively. The term loan was reduced to $82.6 million from $126.6 million with proceeds from our October 1999 public unit offering.

  We have a letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk or designated as working inventory. As a result of the unauthorized trading losses discovered in November 1999, the facility was in default of certain covenants, with those defaults being subsequently waived and the facility amended in December 1999. As amended, the letter of credit facility has a sublimit for cash borrowings of $40.0 million at December 31, 1999, with decreasing amounts thereafter through April 30, 2000, at which time the sublimit is eliminated. The letter of credit and borrowing facility provides for an aggregate letter of credit availability of $295.0 million in December 1999, $315.0 million in January 2000, and thereafter decreasing to $239.0 million in February through April 2000, to $225.0 million in May and June 2000, and to $200.0 million in July 2000 through July 2001. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain of our current assets and current liabilities, primarily accounts receivable and accounts payable related to the purchase and sale of crude oil. This facility is secured by a lien on substantially all of our assets except the assets which secure the Plains Scurlock credit facility. At December 31, 1999, there were letters of credit of approximately $292.0 million and borrowings of $13.7 million outstanding under this facility.

  On December 30, 1999, we entered into a $65.0 million senior secured term credit facility to fund short-term working capital requirements resulting from the unauthorized trading losses. The facility was secured by a portion of the
5.2 million barrels of linefill that was sold and receivables from certain sales contracts applicable to the linefill. The facility had a maturity date of March 24, 2000 and was repaid with the proceeds from the sale of the linefill securing the facility. At December 31, 1999, there were borrowings of $45.0 million outstanding.

  All of our credit agreements contain prohibitions on distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, our facilities contain various covenants limiting our ability to:

  .  incur indebtedness;
  .  grant liens;
  .  sell assets in excess of certain limitations;
  .  engage in transactions with affiliates;
  .  make investments;
  .  enter into hedging contracts; and
  .  enter into a merger, consolidation or sale of assets.

  Each of our facilities treats a change of control as an event of default. In addition, the terms of our letter of credit and borrowing facility and our bank credit agreement require lenders' consent prior to the payment of distributions to unitholders and require us to maintain:

 .   a current ratio of 1.0 to 1.0:
 .   a debt coverage ratio which is not greater than 5.0 to 1.0;
 .   an interest coverage ratio which is not less than 3.0 to 1.0;
 .   a fixed charge coverage ratio which is not less than 1.25 to 1.0; and
 .   a debt to capital ratio of not greater than 0.60 to 1.0.

  The terms of the Plains Scurlock bank credit agreement require Plains Scurlock to maintain at the end of each quarter:

  . a debt coverage ratio of 6.0 to 1.0 from October 1, 1999 through June 30, 2000; 5.0 to 1.0 from July 1, 2000 through June 30, 2001; and 4.0 to 1.0 thereafter; and
  . an interest coverage ratio of 2.0 to 1.0 from October 1, 1999 through June 30, 2000 and 2.5 to 1.0 thereafter.

  In addition, the Plains Scurlock bank credit agreement contains limitations on the Plains Scurlock operating partnership's ability to make distributions to us if its indebtedness and current liabilities exceed certain levels as well as the amount of expansion capital it may expend.

  In December 1999, our general partner loaned us $114.0 million. This subordinated debt is due not later than November 30, 2005. Proceeds from the notes were used for working capital requirements created by the unauthorized trading losses. The notes are subordinated in right of payment to all existing senior indebtedness and bear interest at the same LIBOR rate as our letter of credit and borrowing facility. Interest on the notes is payable monthly, but payment of interest requires the permission of certain of our lenders. Any interest not paid when due is added to the principal of the notes, at the option of our general partner.

  We are currently in discussions with our lenders to restructure and consolidate our various credit facilities. If completed, this will enable us to increase our current bank credit facilities (excluding short-term credit facility and the letter of credit and borrowing facility) from total capacity of approximately $342.6 million to approximately $350.0 million. In addition, we are in discussions to restructure and increase the size of our letter of credit and borrowing facility, which will provide us the ability to enter into contango inventory transactions. Although there can be no assurance we will be successful in restructuring the facilities, we believe these facilities, combined with cash flow from operating activities and the sale of the linefill and segment of the All American Pipeline, will provide us with additional flexibility and liquidity, including liquidity required to meet our obligations and to make distributions to our unitholders.

  Cash Flows
                                              Year Ended December 31,
                                     ----------------------------------------
             (in millions)                1999       1998           1997
            -----------------------------------------------------------------
                                                  (restated)    (predecessor)
                                                  (combined)
                                                 (unaudited)
            Cash provided by (used in):
              Operating activities     $ (106.2)   $    29.8    $  (12.9)
              Investing activities       (186.1)      (402.7)       (1.9)
              Financing activities        340.5        386.4        14.3
            -----------------------------------------------------------------

  Operating Activities. Net cash used in operating activities in 1999 resulted from the unauthorized trading losses. The losses were partially offset by increased margins due to the Scurlock and West Texas Gathering System acquisitions.

  Investing Activities. Net cash used in investing activities for 1999 included approximately $177.0 million for acquisitions, primarily for the Scurlock and West Texas gathering system, $10.9 million for expansion capital and $1.7 million for maintenance capital. Approximately $5.0 million and $4.2 million, respectively, related to the Cushing terminal expansion is included in expansion capital expenditures for 1999 and 1998, respectively. Net cash used in investing activities for 1998 consisted primarily of approximately $394.0 million for the purchase of the All American Pipeline and SJV Gathering System. We estimate that capital expenditures necessary to maintain our existing asset base at current operating levels will be approximately $4.0 million to $5.0 million each year.

  Financing activities. Cash provided by financing activities in 1999 was generated from net issuances of (1) $76.5 million in common and Class B units,
(2) $184.1 million of short-term and long-term debt and (3) $114.0 million of two subordinated notes to our general partner. Cash inflows from financing activities during 1998 included (1) $283.8 million from the net issuance of short-term and long-term debt and (2) a capital contribution of approximately $113.7 million from our general partner primarily in connection with the acquisition of the All American Pipeline and SJV Gathering System.

  Subject to the consent of our lenders, we will distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of the quarter less reserves established by our general partner for future requirements. Minimum quarterly distributions are $0.45 for each full fiscal quarter. Distributions of available cash to the holders of subordinated units are subject to the prior rights of the holders of common units to receive the minimum quarterly distributions for each quarter during the subordination period, and to receive any arrearages in the distribution of minimum quarterly distributions on the common units for prior quarters during the subordination period. The expiration of the subordination period will generally not occur prior to December 31, 2003.

  Cash distributions paid to unitholders on our outstanding common units, Class B units and subordinated units in 1999 were $51.7 million. Included in this amount is $5.9 million representing distributions for the period from our inception, November 23, 1998 through December 31, 1998. On February 14, 2000, we paid a cash distribution of $0.45 per unit on our outstanding common units and Class B units. The distribution was paid to unitholders of record on February 7, 2000 for the period covering October 1, 1999 through December 31, 1999. The total distribution paid was approximately $11.2 million, with approximately $7.2 million paid to our public unitholders and the remainder paid to our general partner for its limited and general partner interests. We received the requisite consent from our lenders to pay the fourth quarter distribution. No distribution was declared on the subordinated units owned by our general partner.

 Contingencies

  Since our announcement in November 1999 of our losses resulting from unauthorized trading by a former employee, numerous class action lawsuits have been filed against us, certain of our general partner's officers and directors and in some of these cases, our general partner and Plains Resources Inc. alleging violations of the federal securities laws. In addition, derivative lawsuits were filed in the Delaware Chancery Court against our general partner, its directors and certain of its officers alleging the defendants breached the fiduciary duties owed to us and our unitholders by failing to monitor properly the activities of our traders. See Item 3. - "Legal Proceedings".

  We may experience future releases of crude oil into the environment from our pipeline and storage operations, or discover releases that were previously unidentified. While we maintain an extensive inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any future environmental releases from our assets may substantially affect our business.

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

YEAR 2000

  Year 2000 Project. In order to address the Year 2000 issue, we initiated a Year 2000 project. We incurred approximately $0.8 million through December 31, 1999, in connection with our Year 2000 project, approximately $0.4 million of which were costs paid to third parties. We did not encounter any critical system application, hardware or equipment failures during the date roll over to the Year 2000, and have not experienced any disruptions of business activities as a result of Year 2000 failures by our customers, suppliers, service providers or business partners.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

  Commodity Price Risk. The fair value of outstanding derivative instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table below (in millions):

                                                  DECEMBER 31,
                               ------------------------------------------------
                                        1999                        1998
                               ---------------------      ---------------------
                                              10%                         10%
                                            Adverse                     Adverse
                                Fair         Price          Fair         Price
                                Value        Change         Value        Change
                               -------      --------      ---------     -------
Crude oil :
  Futures contracts            $    -       $   (2.8)       $   1.8      $ (0.3)
  Swaps and options contracts    (0.6)          (0.1)             -           -

  The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps are estimated based on quoted prices from independent reporting services compared to the contract price of the swap which approximate the gain or loss that would have been realized if the contracts had been closed out at year end. All hedge positions offset physical positions exposed to the cash market; none of these offsetting physical positions are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10 percent adverse change in prices regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10 percent change in prompt month crude prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

  Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. The table below presents principal payments and the related weighted average interest rates by expected maturity dates for debt outstanding at December 31, 1999. Our variable rate debt bears interest at LIBOR plus the applicable margin. The average interest rates presented below are based upon rates in effect at December 31, 1999. The carrying value of variable rate bank debt approximates fair value as interest rates are variable, based on prevailing market rates (dollars in millions).

                                                              Expected Year of Maturity
                                      --------------------------------------------------------------------------    Fair
                                        2000      2001      2002      2003      2004     Thereafter     Total       Value
                                      --------  --------  --------  --------  --------  ------------  ---------  ----------
  LIABILITIES:
    Short-term debt  - variable rate  $ 58.7    $    -    $     -   $     -   $     -   $         -   $  58.7      $ 58.7
      Average interest rate              8.74%                                                            8.74%
    Long-term debt - variable rate      50.8       0.6        3.2       0.7      80.0         289.0     424.1       424.1
      Average interest rate              8.45%     9.06%      9.40%     9.06%     9.06%         8.44%     8.57%

   At December 31, 1998, the carrying value of short-term and long-term debt of $9.7 million and $175.0 million, respectively, approximated fair value.

  Interest rate swaps and collars are used to hedge underlying debt obligations. These instruments hedge specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At December 31, 1999, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $215.0 million, which positions had an aggregate value of approximately $0.4 million as of such date. These instruments are based on LIBOR margins and generally provide for a floor of 5% and a ceiling of 6.5% for $90.0 million of debt and a floor of 6% and a ceiling of 8% for $125.0 million of debt. In August 1999, we terminated our swap arrangements on an aggregate notional principal amount of $175.0 million and we received consideration in the amount of approximately $10.8 million.

  At December 31, 1998, we had an interest rate swap arrangement for an aggregate notional principal amount of $175.0 million and would have been required to pay approximately $2.2 million to terminate the instrument at that date.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required here is included in the report as set forth in that "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF OUR GENERAL PARTNER

PARTNERSHIP MANAGEMENT

  Our general partner manages our operations and activities. Unitholders do not directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to the unitholders. As a general partner, our general partner is liable for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically non-recourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations on a non-recourse basis.

  Two members of the board of directors of our general partner serve on a conflicts committee that reviews specific matters that the board believes may involve conflicts of interest between our general partner and Plains All American Pipeline. The conflicts committee determines if the resolution of a conflict of interest is fair and reasonable to us. The members of the conflicts committee may not be officers or employees of our general partner or directors, officers or employees of its affiliates. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties owed to us. In addition, the members of the conflicts committee also serve on an audit committee which reviews our external financial reporting, recommends engagement of our independent auditors and reviews procedures for internal auditing and the adequacy of our internal accounting controls.

  As is commonly the case with publicly-traded limited partnerships, we are managed and operated by the officers and are subject to the oversight of the directors of our general partner. Most of our operational personnel are employees of our general partner.

  Some officers of our general partner may spend a substantial amount of time managing the business and affairs of Plains Resources and its affiliates. These officers may face a conflict regarding the allocation of their time between our business and the other business interests of Plains Resources. Our general partner intends to cause its officers to devote as much time to the management of our business and affairs as is necessary for the proper conduct of our business and affairs.

DIRECTORS AND EXECUTIVE OFFICERS OF OUR GENERAL PARTNER

  The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our general partner. Executive officers and directors are elected for one year terms.

              NAME                      AGE               POSITION WITH OUR GENERAL PARTNER
---------------------------------       ---   -----------------------------------------------------------------
Greg L. Armstrong                        41   Chairman of the Board, Chief Executive Officer and Director
Harry N. Pefanis                         42   President, Chief Operating Officer and Director
Phillip D. Kramer                        44   Executive Vice President and Chief Financial Officer
George R. Coiner                         48   Senior Vice President
Michael R. Patterson                     52   Senior Vice President, General Counsel and Secretary
Michael J. Latiolais                     45   Vice President - Administration
Mark F. Shires                           42   Vice President - Operations
Cynthia A. Feeback                       42   Treasurer
Everardo Goyanes                         55   Director and Member of Audit and Conflicts Committees
Robert V. Sinnott                        50   Director and Member of Audit and Compensation
                                              Committees
Arthur L. Smith                          47   Director and Member of Audit, Conflicts and Compensation
                                              Committees

  Greg L. Armstrong has served as Chairman of the Board, Chief Executive Officer and Director of our general partner since its formation. In addition, he has been President, Chief Executive Officer and Director of Plains Resources since 1992. He previously served Plains Resources as: President and Chief Operating Officer from October to December 1992; Executive Vice President and Chief Financial Officer from June to October 1992; Senior Vice President and Chief Financial Officer from 1991 to 1992; Vice President and Chief Financial Officer from 1984 to 1991; Corporate Secretary from 1981 to 1988; and Treasurer from 1984 to 1987.

  Harry N. Pefanis has served as President, Chief Operating Officer and Director of our general partner since its formation. In addition, he has been Executive Vice President - Midstream of Plains Resources since May 1998. He previously served Plains Resources as: Senior Vice President from February 1996 until May 1998; Vice President - Products Marketing from 1988 to February 1996; Manager of Products Marketing from 1987 to 1988; and Special Assistant for Corporate Planning from 1983 to 1987. Mr. Pefanis was also President of the Plains Midstream Subsidiaries until the formation of Plains All American Pipeline.

  Phillip D. Kramer has served as Executive Vice President and Chief Financial Officer of our general partner since its formation. In addition, he has been Executive Vice President, Chief Financial Officer and Treasurer of Plains Resources since May 1998. He previously served Plains Resources as: Senior Vice President, Chief Financial Officer and Treasurer from May 1997 until May 1998; Vice President, Chief Financial Officer and Treasurer from 1992 to 1997; Vice President and Treasurer from 1988 to 1992; Treasurer from 1987 to 1988; and Controller from 1983 to 1987.

  George R. Coiner has served as Senior Vice President of our general partner since its formation. In addition, he was Vice President of Plains Marketing & Transportation Inc., a Plains Midstream Subsidiary, since November 1995. Prior to joining Plains Marketing & Transportation Inc., he was Senior Vice President, Marketing with Scurlock Permian Corp.

  Michael R. Patterson has served as Senior Vice President, General Counsel and Secretary of our general partner since its formation. In addition, he has been Vice President, General Counsel and Secretary of Plains Resources since 1988. He previously served Plains Resources as Vice President and General Counsel from 1985 to 1988.

  Michael J. Latiolais has served as Vice President - Administration of our general partner since August 1999 and as Controller of our general partner from July 1998 through August 1999. In addition, he was Vice President and Controller for All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company from 1994 until such companies were merged into the operating partnerships of Plains All American Pipeline. He served as Controller of such companies from 1985 to 1994.

  Mark F. Shires has served as Vice President - Operations of our general partner since August 1999. He served as Manager of Operations for our general partner from April 1999 until August 1999 when he was elected to his current position. In addition, he was a business consultant from 1996 until April 1999. He served as a consultant to Plains Marketing & Transportation Inc. and Plains All American Pipeline from May 1998 until April 1999. He previously served as President of Plains Terminal & Transfer Corporation, a Plains Midstream Subsidiary, from 1993 to 1996.

  Cynthia A. Feeback has served as Treasurer of our general partner since its formation. In addition, she has been Vice President - Accounting and Assistant Treasurer of Plains Resources since May 1999. She previously served Plains Resources as Assistant Treasurer, Controller and Principal Accounting Officer from May 1998 to May 1999; Controller and Principal Accounting Officer from 1993 to 1998; Controller from 1990 to 1993; and Accounting Manager from 1988 to 1990.

  Everardo Goyanes has served as a Director and a member of Audit and Conflicts Committees since May 1999. Mr. Goyanes is a financial consultant specializing in natural resources. From 1989 to 1998, he was Managing Director of the Natural Resources Group of ING Baring Furman Selz (a commercial banking firm). He was a financial consultant from 1987 to 1989 and was Vice President - Finance of Forest Oil Corporation from 1983 to 1987.

  Robert V. Sinnott has served as a Director and a member of Audit and Compensation Committees since September 1998. Mr. Sinnott has been Vice President of Kayne Anderson Investment Management, Inc. (an investment management firm) since 1992. He was Vice President and Senior Securities Officer of the Investment Banking Division of Citibank from 1986 to 1992. He is also a director of Plains Resources and Glacier Water Services, Inc. (a vended water company).

  Arthur L. Smith has served as a Director and a member of Audit, Conflicts and Compensation Committees since February 1999. Mr. Smith is Chairman of John S. Herold, Inc. (a petroleum research and consulting firm), a position he has held since 1984. For the period from May 1998 to October 1998, he served as Chairman and Chief Executive Officer of Torch Energy Advisors Incorporated. He is also a director of Cabot Oil & Gas Corporation. Mr. Smith served as a director of Pioneer Natural Resources Company from 1997 to 1998 and of Parker & Parsley Petroleum Company from 1991 to 1997.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities and Exchange Act of 1934 requires directors, officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that during 1999 our officers and directors complied with all filing requirements with respect to our equity securities.

REIMBURSEMENT OF EXPENSES OF OUR GENERAL PARTNER AND ITS AFFILIATES

  Our general partner does not receive any management fee or other compensation in connection with its management of Plains All American Pipeline. However, our general partner and its affiliates, including Plains Resources, perform services for us and are reimbursed by us for all expenses incurred on our behalf, including the costs of employee, officer and director compensation and benefits properly allocable to us, as well as all other expenses necessary or appropriate to the conduct of our business and properly allocable to us. The partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion.

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  We were formed in September 1998 but conducted no business until late November 1998. Accordingly, prior to 1999, no officer of our general partner received salary and bonus compensation for services to the partnership in excess of $100,000. Messrs. Armstrong, Pefanis, Kramer and Patterson and Ms. Feeback are compensated by Plains Resources and do not receive compensation from our general partner with the exceptions of awards to Messrs. Armstrong and Pefanis under the Long-Term Incentive Plan and the Transaction Grant Agreements described below. However, we reimburse our general partner and its affiliates, including Plains Resources for expenses incurred on our behalf, including the costs of officer compensation properly allocable to us. See Item 13. - "Certain Relationships and Related Transactions - Relationship with Plains Resources". The following table sets forth certain compensation information for all executive officers of our general partner who received salary and bonus compensation from our general partner in excess of $100,000 in 1999 (the "Named Executive Officers").

                                              Annual Compensation      Long-Term
                                           -------------------------- Compensation       Other
  Name and Principal Position       Year     Salary      Bonus        LTIP Payouts    Compensation
  ---------------------------       ----   ---------   ----------     -------------   -------------
  George Coiner                     1999   $ 180,956   $ 295,000 (1)  $ 167,073 (2)   $ 10,000 (3)
    Senior Vice President

  Michael J. Latiolais              1999     152,267      76,133              -         10,000 (3)
    Vice President - Administration                                                     71,110 (4)

  Mark F. Shires                    1999     160,792 (5)  77,500              -              -
    Vice President - Operations

----------
(1) Paid under Management Incentive Plan. See " - Management Incentive Plan" below.
(2) Represents the value of 11,111 common units as of December 31, 1999 plus distribution equivalent rights with respect to such units, which vested under the Transaction Grant Agreement. See - "Transaction Grant Agreements" below.
(3) Plains Resources matches 100% of an employee's contribution to its 401(k) Plan (subject to certain limitations in the plan), with such matching contribution being made 50% in cash and 50% in Plains Resources Common Stock (the number of shares for the stock match being based on the market value of the Common Stock at the time the shares are granted).
(4)  Represents reimbursement of moving and relocation expenses.
(5) Includes $51,000 for consulting fees we paid to Mr. Shires prior to his becoming an employee of our general partner in April 1999.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

  Plains Resources has an employment agreement with Mr. Armstrong which expires on March 1, 2002 (unless extended pursuant to the terms thereof) and provides for a current base salary of $330,000 per year, subject to annual review. If Mr. Armstrong's employment is terminated without cause, he will be entitled to receive an amount equal to two times his annual base salary. If his employment is terminated as a result of a change in control of Plains Resources, he will be entitled to receive an amount equal to three times the aggregate of his annual base salary and bonus. In either event, Mr. Armstrong will be entitled to receive medical benefits for two years following the date of his termination. Under Mr. Armstrong's agreement, a change in control of Plains Resources is defined as the directors in office on the date of the agreement ceasing to constitute a majority of the Board of Directors of Plains Resources.

  Plains Resources also has an employment agreement with Mr. Pefanis, under which Mr. Pefanis serves as Executive Vice President of Plains Resources as well as President and Chief Operating Officer of our general partner and is responsible for our overall operations. The employment agreement provides that Plains Resources will not require Mr. Pefanis to engage in activities that materially detract from his duties and responsibilities as an officer of our general partner. The initial term of the employment agreement runs through November 23, 2001, subject to annual extensions and includes confidentiality, nonsolicitation and noncompete provisions, which, in general, will continue for two years following termination of Mr. Pefanis' employment. The employment agreement provides for an annual base salary of $235,000, subject to annual review. If Mr. Pefanis' employment is terminated without cause, he will be entitled to receive an amount equal to two times his base salary. Upon a Change in Control of Plains Resources or a Marketing Operations Disposition (as such terms are defined in the employment agreement), the term of the employment agreement will be automatically extended for three years, and if Mr. Pefanis' employment is terminated during the one-year period following either event by him for a Good Reason or by Plains Resources other than for death, disability or Cause (as such terms are defined in the employment agreement), he will be entitled to a lump sum severance amount equal to three times the sum of (1) his highest rate of annual base salary and (2) the largest annual bonus paid during the three preceding years.

Long-Term Incentive Plan

  Our general partner has adopted the Plains All American Inc. 1998 Long-Term Incentive Plan for employees and directors of our general partner and its affiliates who perform services for us. The Long-Term Incentive Plan consists of two components, a restricted unit plan and a unit option plan. The Long-Term Incentive Plan currently permits the grant of restricted units and unit options covering an aggregate of 975,000 common units. The plan is administered by the Compensation Committee of our general partner's board of directors.

  Restricted Unit Plan. A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit. As of March 15, 2000, an aggregate of approximately 500,000 restricted units have been authorized for grants to employees of our general partner, 170,000 of which have been granted with the remaining 330,000 to be granted in the near future. Grants made include 60,000, 30,000 and 12,500 units to Messrs. Pefanis, Coiner and Latiolais, respectively. The Compensation Committee may, in the future, make additional grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. In general, restricted units granted to employees during the subordination period will vest only upon, and in the same proportions as, the conversion of the subordinated units to common units. Grants made to non-employee directors of our general partner will be eligible to vest prior to termination of the subordination period.

  If a grantee terminates employment or membership on the board for any reason, the grantee's restricted units will be automatically forfeited unless, and to the extent, the Compensation Committee provides otherwise. Common units to be delivered upon the vesting of rights may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. Following the subordination period, the Compensation Committee, in its discretion, may grant tandem distribution equivalent rights with respect to restricted units.

  The issuance of the common units pursuant to the restricted unit plan is primarily intended to serve as a means of incentive compensation for performance. Therefore, no consideration will be paid to us by the plan participants upon receipt of the common units.

  Unit Option Plan. The Unit Option Plan currently permits the grant of options covering common units. No grants have been made under the Unit Option Plan to date. However, the Compensation Committee may, in the future, make grants under the plan to employees and directors containing such terms as the committee shall determine, provided that unit options have an exercise price equal to the fair market value of the units on the date of grant. Unit options granted during the subordination period will become exercisable automatically upon, and in the same proportions as, the conversion of the subordinated units to common units, unless a later vesting date is provided.

  Upon exercise of a unit option, our general partner will deliver common units acquired by it in the open market, purchased directly from us or any other person, or use common units already owned by our general partner, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by our general partner in acquiring such common units and the proceeds received by our general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will remit to us the proceeds received by it from the optionee upon exercise of the unit option.

  The unit option plan has been designed to furnish additional compensation to employees and directors and to align their economic interests with those of the common unitholders. Our general partner's board of directors in its discretion may terminate the Long-Term Incentive Plan at any time with respect to any common units for which a grant has not yet been made. Our general partner's board of directors also has the right to alter or amend the Long-Term Incentive Plan or any part of the plan from time to time, including increasing the number of common units with respect to which awards may be granted; provided, however, that no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of such participant.

TRANSACTION GRANT AGREEMENTS

  In addition to the grants made under the Restricted Unit Plan described above, our general partner, at no cost to us, agreed to transfer approximately 400,000 of its affiliates' common units (including distribution equivalent rights attributable to such units) to certain key employees of our general partner. A grant covering 50,000 of such common units was terminated in 1999. Generally, approximately 69,444 of the remaining common units vest in each of the years ending December 31, 1999, 2000 and 2001 if the operating surplus generated in such year equals or exceeds the amount necessary to pay the minimum quarterly distribution on all outstanding common units and the related distribution on the general partner interest. If a tranche of common units does not vest in a particular year due to a common unit arrearage, such common units will vest at the time the common unit arrearages for such year have been paid. In addition, approximately 47,224 of the remaining common units vest in each of the years ending December 31, 1999, 2000 and 2001 if the operating surplus generated in such year exceeds the amount necessary to pay the minimum quarterly distribution on all outstanding common units and subordinated units and the related distribution on the general partner interest. In 1999, approximately 69,444 of such common units vested and 47,224 of such common units remain unvested as no distribution on the subordinated units was made for the fourth quarter of 1999. Any common units remaining unvested shall vest upon, and in the same proportion as, the conversion of subordinated units to common units. Distribution equivalent rights are paid in cash at the time of the vesting of the associated common units. Notwithstanding the foregoing, all common units become vested if Plains All American Inc. is removed as our general partner prior to January 1, 2002.

  The compensation expense incurred in connection with these grants will be funded by our general partner, without reimbursement by us. Under these grants, 75,000 common units were allocated to each of Messrs. Armstrong and Pefanis and 50,000 common units were allocated to Mr. Coiner.

MANAGEMENT INCENTIVE PLAN

  Our general partner has adopted the Plains All American Inc. Management Incentive Plan. The Management Incentive Plan is designed to enhance the performance of our general partner's key employees by rewarding them with cash awards for achieving quarterly and/or annual financial performance objectives. The Management Incentive Plan is administered by the Compensation Committee. Individual participants and payments, if any, for each fiscal quarter and year are determined by and in the discretion of the Compensation Committee. Any incentive payments are at the discretion of the Compensation Committee, and our general partner may amend or change the Management Incentive Plan at any time. Our general partner is entitled to reimbursement by us for payments and costs incurred under the plan.

COMPENSATION OF DIRECTORS

  Each director of our general partner who is not an employee of our general partner is paid an annual retainer fee of $20,000, an attendance fee of $2,000 for each board meeting he attends (excluding telephonic meetings), an attendance fee of $500 for each committee meeting or telephonic board meeting he attends plus reimbursement for related out-of-pocket expenses. Messrs. Armstrong and Pefanis, as officers of our general partner, are otherwise compensated for their services to our general partner and therefore receive no separate compensation for their services as directors of our general partner.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The following table sets forth the beneficial ownership of units held by beneficial owners of 5% or more of the units, by directors and officers of our general partner and by all directors and executive officers of our general partner as a group as of March 15, 2000.

                                                 Percentage               Percentage                Percentage
                                                    of        Class B        of                          of       Percentage
                                 Common           Common      Common       Class B    Subordinated  Subordinated      of
Name of Beneficial Owner         Units             Units       Units        Units         Units         Units      Total Units
-----------------------------  -----------       ---------- ------------ ------------ ------------- ------------- ------------
Plains Resources Inc. (1)       6,904,795 (3)      30.0%      1,307,190    100.0%       10,029,619      100%         53.1%
Plains All American Inc. (2)    6,904,795 (3)      30.0%     1,307,190     100.0%       10,029,619      100%         53.1%
Goldman, Sachs & Co.            1,278,325 (4)      5.6%          -            -             -             -          3.7%
Greg L .Armstrong                  95,000 (3)       (6)          -            -             -             -           (6)
Harry N. Pefanis                  147,000 (3)(5)    (6)          -            -             -             -           (6)
Phillip D. Kramer                   6,000           (6)          -            -             -             -           (6)
George R. Coiner                   85,000 (3)(5)    (6)          -            -             -             -           (6)
Michael R. Patterson                7,000           (6)          -            -             -             -           (6)
Michael J. Latiolais               12,500 (5)       (6)          -            -             -             -           (6)
Mark F. Shires                          -           (6)          -            -             -             -           (6)
Cynthia A. Feeback                    500           (6)          -            -             -             -           (6)
Everado Goyanes                         -           (6)          -            -             -             -           (6)
Robert V. Sinnot                    5,000           (6)          -            -             -             -           (6)
Arthur L. Smith                     7,500           (6)          -            -             -             -           (6)
All directors and executive
  officers as a group
  (11 persons)                    365,500         1.6% (7)       -            -             -             -         1.1% (7)
---------------

(1) Plains Resources Inc. is the sole stockholder of Plains All American Inc., our general partner. The address of Plains Resources Inc. is 500 Dallas, Suite 700, Houston, Texas 77002.
(2) The address of Plains All American Inc. is 500 Dallas, Suite 700, Houston, Texas 77002. The record holder of such common units and subordinated units is PAAI LLC, a wholly-owned subsidiary of Plains All American Inc., whose address is 500 Dallas, Suite 700, Houston, Texas 77002.
(3) Includes 280,556 common units owned by affiliates of our general partner to be transferred to employees pursuant to transaction grant agreements, subject to certain vesting conditions. The recipients and their initial grants included: Mr. Armstrong - 75,000 (8,333 units currently vested); Mr. Pefanis - 75,000 (16,667 units currently vested); and Mr. Coiner - 50,000 (11,111 units currently vested). See Item 11. - "Executive Compensation - Transaction Grant Agreements".
(4) The address for Goldman, Sachs & Co. and its parent, the Goldman Sachs Group, Inc., is 85 Broad Street, New York, New York 10004. Goldman, Sachs & Co., a broker/dealer, and its parent, the Goldman Sachs Group, Inc., are deemed to have shared voting power and shared disposition power over 1,278,325 common units owned by their customers.
(5) Includes the following unvested common units issuable under the Long-Term Incentive Plan to: Mr. Pefanis - 60,000; Mr. Coiner - 30,000; and Mr. Latiolais - 12,500. See Item 11. - "Executive Compensation - Long-Term Incentive Plan."
(6)  Less than one percent.
(7) Assumes the vesting of the units granted pursuant to the transaction grant agreements and under the long-term incentive plan as described in footnotes
     (3) and (5) above to the named officers and directors. See Item 11. - "Executive Compensation - Long-Term Incentive Plan" for vesting conditions of these grants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

RIGHTS OF OUR GENERAL PARTNER

  Our general partner and its affiliates own 8,211,985 common units, including 1,307,190 Class B common units, and 10,029,619 subordinated units, representing an aggregate 52.5% limited partner interest in the Plains All American Pipeline. In addition, our general partner owns an aggregate 2% general partner interest in Plains All American Pipeline and the operating partnerships on a combined basis. Through our general partner's ability, as general partner, to manage and operate Plains All American Pipeline and the ownership of 8,211,985 common units, including 1,307,190 Class B common units, and all of the outstanding subordinated units by our general partner and its affiliates (effectively giving our general partner the ability to veto certain actions of Plains All American Pipeline), our general partner has the ability to control the management of Plains All American Pipeline.

RELATIONSHIP WITH PLAINS RESOURCES

 General

  Plains Resources controls our general partner, which is its wholly-owned subsidiary. We have extensive ongoing relationships with Plains Resources. These relationships include but are not limited to:

  . an Omnibus Agreement that provides for (1) the resolution of certain conflicts arising from the fact that we and Plains Resources conduct related businesses and (2) our general partner's indemnification of us for certain matters; and
  . a Marketing Agreement with Plains Resources that provides for the marketing of Plains Resources' equity crude oil production.

 Transactions with Affiliates

  On May 12, 1999, Plains Scurlock Permian, L.P., a limited partnership of which Plains All American Inc. is our general partner and Plains Marketing, L.P. is the limited partner, completed the acquisition of Scurlock Permian LLC from Marathon Ashland Petroleum LLC. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Liquidity and Financial Condition". To finance a portion of the purchase price, we sold 1.3 million Class B common units to our general partner at $19.125 per unit, the market value of our common units on May 12, 1999.

  The Class B units are initially pari passu with common units with respect to distributions, and are convertible into common units upon approval of a majority of the common unitholders. The Class B unitholders may request that we call a meeting of common unitholders to consider approval of the conversion of Class B units into common units. If the approval of a conversion by the common unitholders is not obtained within 120 days of a request, each Class B unitholder will be entitled to receive distributions, on a per unit basis, equal to 110% of the amount of distributions paid on a common unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the 120-day period. Except for the vote to approve the conversion, Class B units have the same voting rights as the common units.

  For the year ended December 31, 1999, Plains Resources produced approximately 20,400 barrels per day which were subject to the Marketing Agreement. We paid approximately $131.5 million for such production and recognized profits of approximately $1.5 million under the terms of that agreement.

  Our general partner has sole responsibility for conducting our business and managing our operations and owns all of the incentive distribution rights. Some of the senior executives who currently manage our business also manage and operate the business of Plains Resources. Our general partner does not receive any management fee or other compensation in connection with its management of our business, but it is reimbursed for all direct and indirect expenses incurred on our behalf. For the year ended December 31, 1999, our general partner and its affiliates incurred $44.7 million of direct and indirect expenses on our behalf. Of this amount, $142,000 and $212,000 represented reimbursement for the services of Messrs. Armstrong and Pefanis, respectively, as officers of our general partner.

  In December 1999, following the losses we incurred as a result of the unauthorized trading activity by a former employee, our general partner loaned us approximately $114.0 million. This subordinated debt is due not later than November 30, 2005. Funding to our general partner for these loans was provided by Plains Resources. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Capital Resources, Liquidity and Financial Condition".

 Indemnity from Our General Partner

  In connection with the acquisition of the All American Pipeline and the SJV Gathering System in July 1998, Wingfoot agreed to indemnify our general partner for certain environmental and other liabilities. The indemnity is subject to limits of:

  . $10.0 million with respect to matters of corporate authorization and title to shares;
  . $21.5 million with respect to condition of rights-of-way, lease rights and undisclosed liabilities and litigation; and
  . $30.0 million with respect to environmental liabilities resulting from certain undisclosed and pre-existing conditions.

  Wingfoot has no liability, however, until the aggregate amount of losses, with respect to each such category exceeds $1.0 million. These indemnities will remain in effect until July 2000, with the exception of the environmental indemnity, which will remain in effect until July 2001. However, upon the transfer to an unaffiliated third party of a major portion of the assets acquired from Wingfoot, the indemnities automatically terminate. The environmental indemnity is also subject to certain sharing ratios which change based on whether the claim is made in the first, second or third year of the indemnity as well as the amount of such claim. We have also agreed to be solely responsible for the cumulative aggregate amount of losses resulting from the oil leak from the All American Pipeline to the extent such losses do not exceed $350,000. Any costs in excess of $350,000 will be applied to the $1.0 million deductible for the Wingfoot environmental indemnity. Our general partner has agreed to indemnify us for environmental and other liabilities to the extent it is indemnified by Wingfoot. However, if the sale of the linefill from the All American Pipeline and the subsequent sale of such pipeline to EPNG Pipeline Company are construed to constitute a sale of a major portion of the assets acquired from Wingfoot, the indemnities by Wingfoot will terminate. See Items 1. and 2. - "Business and Properties - Acquisitions and Dispositions - All American Pipeline Linefill Sale and Asset Disposition".

  Plains Resources has agreed to indemnify us for environmental liabilities related to the assets of the our predecessor transferred to us that arose prior to closing and are discovered within three years after closing (excluding liabilities resulting from a change in law after closing). Plains Resources' indemnification obligation is capped at $3.0 million.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

   See "Index to Consolidated Financial Statements" set forth on Page F-1.

(a)(3)  EXHIBITS

   3.1 -- Second Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P. dated as of November 23, 1998 (incorporated by reference to Exhibit 3.1 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

   3.2 -- Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P. dated as of November 23, 1998 (incorporated by reference to Exhibit 3.2 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

   3.3 -- Amended and Restated Agreement of Limited Partnership of All American Pipeline, L.P. dated as of November 23, 1998 (incorporated by reference to Exhibit 3.3 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

   3.4 -- Certificate of Limited Partnership of Plains All American Pipeline, L.P. (incorporated by reference to Exhibit 3.4 to Registration Statement, file No. 333-64107).

   3.5 -- Certificate of Limited Partnership of Plains Marketing, L.P. dated as of November 10, 1998 (incorporated by reference to Exhibit 3.5 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

   3.6 -- Articles of Conversion of All American Pipeline Company dated as of November 10, 1998 (incorporated by reference to Exhibit 3.5 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

   3.7 -- Agreement of Limited Partnership of Plains Scurlock Permian, L.P. dated as of April 29, 1999 (incorporated by reference to Exhibit 3.7 to Quarterly Report on Form 10-Q for the Quarter Ended March 31,
            1999).

   3.8 -- Amendment No. 1 to the Second Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline L.P. dated as of May 12, 1999 (incorporated by reference to Exhibit 3.8 to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999).

  10.01 -- Credit Agreement among All American Pipeline, L.P., Plains All American Pipeline, L.P., Plains Marketing, L.P., ING (U.S.) Capital Corporation and certain other banks dated as of November 17, 1998 (incorporated by reference to Exhibit 10.01 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

  10.02 -- Amended and Restated Credit Agreement among Plains Marketing, L.P., Plains All American Pipeline, L.P., BankBoston, N.A., and certain other banks dated as of November 17, 1998 (incorporated by reference to Exhibit 10.01 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

  10.03 -- Contribution, Conveyance and Assumption Agreement among Plains All American Pipeline, L.P. and certain other parties dated as of November 23, 1998 (incorporated by reference to Exhibit 10.03 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

**10.04 --  Plains All American Inc., 1998 Long-Term Incentive Plan
            (incorporated by reference to Exhibit 10.04 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

**10.05 --  Plains All American Inc., 1998 Management Incentive Plan Plains All
            American Inc., 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.05 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

**10.06 -- Employment Agreement between Plains Resources Inc. and Harry N.
           Pefanis dated as of November 23, 1998 (incorporated by reference to Exhibit 10.06 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

  10.07 -- Crude Oil Marketing Agreement among Plains Resources Inc., Plains Illinois Inc., Stocker Resources, L.P., Calumet Florida, Inc. and Plains Marketing, L.P. dated as of November 23, 1998 (incorporated by reference to Exhibit 10.07 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

  10.08 -- Omnibus Agreement among Plains Resources Inc., Plains All American Pipeline, L.P., Plains Marketing, L.P., All American Pipeline, L.P., and Plains All American Inc. dated as of November 23, 1998 (incorporated by reference to Exhibit 10.08 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

  10.09 -- Transportation Agreement dated July 30, 1993, between All American Pipeline Company and Exxon Company, U.S.A. (incorporated by reference to Exhibit 10.9 to Registration Statement, file No. 333-64107).

  10.10 -- Transportation Agreement dated August 2, 1993, between All American Pipeline Company and Texaco Trading and Transportation Inc., Chevron U.S.A. and Sun Operating Limited Partnership (incorporated by reference to Exhibit 10.10 to Registration Statement, file
           No. 333-64107).

**10.11 -- Form of Transaction Grant Agreement (Payment on Vesting)
           (incorporated by reference to Exhibit 10.12 to Registration Statement, file No. 333-64107).

  10.12 -- First Amendment to Contribution, Conveyance and Assumption Agreement dated as of December 15, 1998 (incorporated by reference to Exhibit
           10.13 to Annual Report on Form 10-K for the Year Ended December 31,
           1998).

  10.13 -- First Amendment dated as of March 18, 1999, to Credit Agreement among All American Pipeline, L.P., Plains All American Pipeline, L.P., Plains Marketing, L.P., ING (U.S.) Capital Corporation and certain other banks (incorporated by reference to Exhibit 10.14 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

  10.14 -- First Amendment dated as of March 18, 1999, to Amended and Restated Credit Agreement among Plains Marketing, L.P., Plains All American Pipeline, L.P., All American Pipeline, L.P., BankBoston, N.A. and certain other banks (incorporated by reference to Exhibit 10.15 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

  10.15 -- Agreement for Purchase and Sale of Membership Interest in Scurlock Permian LLC between Marathon Ashland LLC and Plains Marketing, L.P. dated as of March 17, 1999 (incorporated by reference to Exhibit
           10.16 to Annual Report on Form 10-K for the Year Ended December 31,
           1998).

  10.16 -- Asset Sales Agreement between Chevron Pipe Line Company and Plains Marketing, L.P. dated as of April 16, 1999 (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

  10.17 -- Credit Agreement dated as of May 12, 1999, between Plains Scurlock Permian, L.P., BankBoston, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.18 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

  10.18 -- First Amendment to Plains Scurlock Credit Agreement dated as of July 29, 1999, between Plains Scurlock Permian, L.P., BankBoston, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.19 to Quarterly Report on Form 10-Q for the Quarter Ended June 30, 1999).

**10.19 -- Transaction Grant Agreement with Greg L. Armstrong (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1, file no. 333-86907)

  10.20 -- Second Amendment dated as of August 19, 1999, to Plains Scurlock Credit Agreement between Plains Scurlock Permian, L.P., BankBoston, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.21 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999).

  10.21 -- Second Amendment dated September 24, 1999, to Credit Agreement among All American Pipeline, L.P., Plains Marketing, L.P., Plains All American Pipeline, L.P. and BankBoston, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.22 to Quarterly Report on Form 10-Q for the Quarter Ended September 30,
           1999).

  10.22 -- Second Amendment dated September 24, 1999, to Amended and Restated Credit Agreement among Plains Marketing, L.P., Plains All American Pipeline, L.P., All American Pipeline, L.P. and BankBoston, N.A. and certain other financial institutions (incorporated by reference to Exhibit 10.23 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 1999).

 *10.23 -- Amended and Restated Credit Agreement dated as of December 1, 1999, among All American Pipeline, L.P., Plains Marketing, L.P., Plains All American Pipeline, L.P. and BankBoston, N.A. and certain other financial institutions.

 *10.24 -- Second Amended and Restated Credit Agreement dated as of December 1,
           1999, among Plains Marketing, L.P., Plains All American Pipeline, L.P., All American Pipeline, L.P. and BankBoston, N.A. and certain other financial institutions.

 *10.25 -- Amendment and Limited Consent dated as of December 1, 1999, among All
           American Pipeline, L.P., Plains Marketing, L.P., Plains All American Pipeline, L.P. and BankBoston, N.A. and certain other financial institutions.

 *10.26 -- Amendment and Limited Consent dated as of December 1, 1999, among
           Plains Marketing, L.P., Plains All American Pipeline, L.P., All American Pipeline, L.P. and BankBoston, N.A. and certain other financial institutions.

 *10.27 -- Pipeline Sale and Purchase Agreement dated January 31, 2000, among
           Plains All American Pipeline, L.P., All American Pipeline, L.P., El Paso Natural Gas Company and El Paso Pipeline Company.

  21.1 -- Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to Registration Statement on Form S-1, file no. 333-86907).

 *23.1  -- Consent of PricewaterhouseCooper, LLP.

 *27.1  -- Financial Data Schedule


---------
*   Filed herewith
**  Management contract or compensatory plan or arrangement


(B)  REPORTS ON FORM 8-K

   A Current Report on Form 8-K was filed on November 29, 1999, regarding the discovery of unauthorized trading activity by a former employee which was expected to result in losses to us of approximately $160.0 million.

   A Current Report on Form 8-K was filed on December 1, 1999, regarding the execution of agreements with our lenders to provide for a $300.0 million credit facility and the waiver of defaults under certain covenants in our credit facilities which resulted from our unauthorized trading losses, as well as the execution by Plains Resources of commitment letters for the sale of up to $50.0 million of a new series of preferred stock, the proceeds of which would constitute a portion of the $114.0 million in debt financing which Plains Resources agreed to provide to us.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                PLAINS ALL AMERICAN PIPELINE, L.P..

                                By:  PLAINS ALL AMERICAN INC.,
                                     Our General Partner


Date: March 30, 2000            By:  /s/  Phillip D. Kramer
                                     ------------------------------------
                                     Phillip D. Kramer, Executive Vice
                                     President and
                                     Chief Financial Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 30, 2000            By:  /s/ Greg L. Armstrong
                                     ------------------------------------
                                     Greg L. Armstrong, Chairman of the Board,
                                     Chief Executive Officer and Director of
                                     our General Partner (Principal Executive
                                     Officer)


Date: March 30, 2000            By:  /s/ Harry N. Pefanis
                                     ------------------------------------
                                     Harry N. Pefanis, President, Chief
                                     Operating Officer
                                     and Director of our General Partner


Date: March 30, 2000            By:  /s/ Phillip D. Kramer
                                     ------------------------------------
                                     Phillip D. Kramer, Executive Vice
                                     President and Chief Financial Officer
                                     (Principal Financial Officer) of
                                     our General Partner


Date: March 30, 2000            By:  /s/ Cynthia A. Feeback
                                     ------------------------------------
                                     Cynthia A. Feeback, Treasurer
                                     (Principal Accounting Officer) of our
                                     General Partner


Date: March 30, 2000            By:  /s/ Everardo Goyanes
                                     ------------------------------------
                                     Everardo Goyanes, Director of our General
                                     Partner


Date: March 30, 2000            By:  /s/ Robert V. Sinnott
                                     ------------------------------------
                                     Robert V. Sinnott, Director of our General
                                     Partner


Date: March 30, 2000            By:  /s/ Arthur L. Smith
                                     ------------------------------------
                                     Arthur L. Smith, Director of our General
                                     Partner

                      PLAINS ALL AMERICAN PIPELINE, L.P.
            INDEX TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                                                                                                           Page
                                                                                                           ----

Financial Statements
  Report of Independent Accountants.....................................................................   F-2
  Report of Independent Accountants.....................................................................   F-3
  Consolidated Balance Sheets as of December 31, 1999 and 1998..........................................   F-4
  Consolidated and Combined Statements of Operations:
    For the year ended December 31, 1999
    For the period from inception (November 23,1998) to December 31, 1998
    For the period from January 1, 1998 to November 22, 1998 and
     the year ended December 31, 1997 (Predecessor).....................................................   F-5
  Consolidated and Combined Statements of Cash Flows:
    For the year ended December 31, 1999
    For the period from inception (November 23,1998) to December 31, 1998
    For the period from January 1, 1998 to November 22, 1998 and
     the year ended December 31, 1997 (Predecessor).....................................................   F-6
  Consolidated Statements of Changes in Partners' Capital for the period from inception (November 23,
    1998) to December 31, 1998 and for the year ended December 31, 1999.................................   F-7
  Notes to Consolidated and Combined Financial Statements...............................................   F-8


All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of the General Partner and the Unitholders of Plains All American Pipeline, L.P.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners' capital and of cash flows, after the restatement described in Note 3, present fairly, in all material respects, the financial position of Plains All American Pipeline, L.P. and subsidiaries (the "Partnership") at December 31, 1999 and 1998, and the results of their operations and their cash flows for the year ended December 31, 1999 and the period from inception (November 23, 1998) to December 31, 1998 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP



Houston, Texas
March 29, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors of the General Partner and the Unitholders of Plains All American Pipeline, L.P.

In our opinion, the accompanying combined statements of operations and of cash flows of the Plains Midstream Subsidiaries, the predecessor entity of the Partnership, after the restatement described in Note 3, present fairly, in all material respects, the combined results of their operations and their cash flows for the period from January 1, 1998 to November 22, 1998 and the year ended December 31, 1997 in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Plains Midstream Subsidiaries' management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP



Houston, Texas
March 29, 2000

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)

                                                                December 31,
                                                        --------------------------
                                                            1999              1998
                                                        -----------      ---------
                                                                         (restated)
                                ASSETS
CURRENT ASSETS
Cash and cash equivalents                               $    53,768      $   5,503
Accounts receivable and other                               508,920        120,615
Inventory                                                    72,697         37,711
Assets held for sale (Note 5)                               103,615              -
                                                        -----------      ---------
Total current assets                                        739,000        163,829
                                                        -----------      ---------

PROPERTY AND EQUIPMENT                                      454,878        378,835
Less allowance for depreciation and amortization            (11,581)          (799)
                                                        -----------      ---------
                                                            443,297        378,036
                                                        -----------      ---------
OTHER ASSETS
Pipeline linefill                                            17,633         54,511
Other                                                        23,107         10,810
                                                        -----------      ---------
                                                        $ 1,223,037      $ 607,186
                                                        ===========      =========

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and other current liabilities          $   485,400      $ 144,080
Due to affiliates                                            42,692          7,768
Short-term debt and current portion of long-term debt       109,369          9,750
                                                        -----------      ---------
Total current liabilities                                   637,461        161,598

LONG-TERM LIABILITIES
Bank debt                                                   259,450        175,000
Subordinated note payable - general partner                 114,000              -
Other long-term liabilities and deferred credits             19,153             45
                                                        -----------      ---------
Total liabilities                                         1,030,064        336,643
                                                        -----------      ---------
COMMITMENTS AND CONTINGENCIES (Note 15)

PARTNERS' CAPITAL
Common unitholders (23,049,239 and 20,059,239 units
  outstanding at December 31, 1999 and 1998, respectively)  208,359        253,568
Class B Common unitholders (1,307,190 units
  outstanding at December 31, 1999)                          20,548              -
Subordinated unitholders (10,029,619 units outstanding)     (35,621)        15,995
General partner                                                (313)           980
                                                        -----------      ---------
                                                            192,973        270,543
                                                        -----------      ---------
                                                        $ 1,223,037      $ 607,186
                                                        ===========      =========

         See notes to consolidated and combined financial statements.

                                        PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                                        CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                               (in thousands, except per unit data)

                                                                                                       Predecessor
                                                                                            ---------------------------------
                                                                           November 23,       January 1,
                                                           Year Ended        1998 To           1998 To          Year Ended
                                                           December 31,    December 31,      November 22,      December 31,
                                                             1999              1998              1998              1997
                                                         --------------   ---------------   ---------------   ---------------
                                                                            (restated)        (restated)
REVENUES                                                  $  4,701,921    $      176,445    $      953,244    $      752,522

COST OF SALES AND OPERATIONS                                 4,591,607           168,946           922,263           740,042
UNAUTHORIZED TRADING LOSSES
AND RELATED EXPENSES (Note 3)                                  166,440             2,400             4,700                 -
                                                         --------------   ---------------   ---------------   ---------------
Gross Margin                                                   (56,126)            5,099            26,281            12,480
                                                         --------------   ---------------   ---------------   ---------------
EXPENSES
General and administrative                                      22,198               771             4,526             3,529
Depreciation and amortization                                   17,344             1,192             4,179             1,165
Restructuring expense                                            1,410                 -                 -                 -
                                                         --------------   ---------------   ---------------   ---------------
Total expenses                                                  40,952             1,963             8,705             4,694
                                                         --------------   ---------------   ---------------   ---------------
Operating income (loss)                                        (97,078)            3,136            17,576             7,786

Interest expense                                               (20,533)           (1,371)           (8,492)             (894)
Related party interest expense                                    (606)                -            (2,768)           (3,622)
Noncash compensation expense                                    (1,013)                -                 -                 -
Gain on sale of linefill (Note 5)                               16,457                 -                 -                 -
Interest and other income                                          958                12               572               138
                                                         --------------   ---------------   ---------------   ---------------
Net income (loss) before provision in lieu
  of income taxes and extraordinary item                      (101,815)            1,777             6,888             3,408
Provision in lieu of income taxes                                    -                 -             2,631             1,268
                                                         --------------   ---------------   ---------------   ---------------
Net income (loss) before extraordinary item                   (101,815)            1,777             4,257             2,140
Extraordinary item (Note 9)                                     (1,545)                -                 -                 -
                                                         --------------   ---------------   ---------------   ---------------
NET INCOME (LOSS)                                        $     (103,360)  $         1,777   $         4,257   $         2,140
                                                         ==============   ===============   ===============   ===============
NET INCOME (LOSS) - LIMITED PARTNERS                     $     (101,517)  $         1,741   $         4,172   $         2,097
                                                         ==============   ===============   ===============   ===============
NET INCOME (LOSS) - GENERAL PARTNER                      $       (1,843)  $            36   $            85   $            43
                                                         ==============   ===============   ===============   ===============
BASIC AND DILUTED INCOME (LOSS)
PER LIMITED PARTNER UNIT
  Net income (loss) before extraordinary item            $        (3.16)  $          0.06   $          0.25   $          0.12
  Extraordinary item                                              (0.05)                -                 -                 -
                                                         --------------   ---------------   ---------------   ---------------
  Net income (loss)                                      $        (3.21)  $          0.06   $          0.25   $          0.12
                                                         ==============   ===============   ===============   ===============
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING                                            31,633            30,089            17,004            17,004
                                                         ==============   ===============   ===============   ===============

         See notes to consolidated and combined financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
              CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                                          Predecessor
                                                                                              --------------------------------
                                                                               November 23,     January 1,
                                                                Year Ended       1998 To          1998 To        Year Ended
                                                               December 31,    December 31,    November 22,     December 31,
                                                                   1999            1998            1998             1997
                                                              --------------- --------------- ----------------  --------------
                                                                                (restated)      (restated)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                             $   (103,360)        $  1,777        $  4,202       $  2,140
Items not affecting cash flows
  from operating activities:
    Depreciation and amortization                                   17,344            1,192           4,179           1,165
    (Gain) loss on sale of assets (Note 5)                         (16,457)               -             117             (28)
    Change in payable in lieu of deferred taxes                         -                 -           2,231           1,131
    Noncash compensation expense                                     1,013                -               -               -
    Other non cash items                                             1,047               45               -               -
Change in assets and liabilities, net of acquisition:

    Accounts receivable and other                                 (224,181)         (10,245)         37,498         (10,454)
    Inventory                                                       34,772          (14,805)         (3,336)        (16,450)
    Accounts payable and other current liabilities                 164,783           36,675         (25,850)          9,627
    Pipeline linefill                                                   (3)          (6,247)          2,343               -
    Other long-term liabilities and deferred credits                18,873                -               -               -
                                                              ------------         --------        --------       --------
Net cash provided by (used in) operating activities               (106,169)           8,392          21,384         (12,869)
                                                              ------------         --------        --------       --------
CASH FLOWS FROM INVESTING ACTIVITIES
Costs incurred in connection with
  acquisitions (Note 4)                                           (176,918)               -        (394,026)              -
Additions to property and equipment                                (12,801)          (2,887)         (5,528)           (678)
Disposals of property and equipment                                    294                -               8              85
Additions to other assets                                              (68)            (202)            (65)         (1,261)
Proceeds from linefill sale (Note 5)                                 3,400                -               -               -
                                                              ------------         --------        --------       --------
Net cash used in investing activities                             (186,093)          (3,089)       (399,611)         (1,854)
                                                              ------------         --------        --------       --------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances from (payments to) affiliates                              34,924           (1,174)          3,349          (3,679)
Proceeds from issuance of units, net                                76,450          241,690               -               -
Distributions upon formation                                             -         (241,690)              -               -
Costs incurred in connection
 with financing arrangements                                       (17,243)               -          (9,938)              -
Cash balance at formation                                                -              224               -               -
Proceeds from subordinated notes - general partner                 114,000                -               -               -
Proceeds from long-term debt                                       403,721                -         331,300               -
Proceeds from short-term debt                                      131,119            1,150          30,600          39,000
Principal payments of long-term debt                              (268,621)               -         (39,300)              -
Principal payments of short-term debt                              (82,150)               -         (40,000)        (21,000)
Capital contribution from Parent                                         -                -         113,700               -
Dividend to Parent                                                       -                -          (3,557)              -
Distributions to unitholders                                       (51,673)               -               -               -
                                                              -------------         -------         -------        --------
Net cash provided by financing activities                          340,527              200         386,154          14,321
                                                              -------------         -------         -------        --------
Net increase (decrease) in cash
 and cash equivalents                                               48,265            5,503           7,927            (402)
Cash and cash equivalents, beginning of period                       5,503                -               2             404
                                                              -------------         -------         -------        --------
Cash and cash equivalents, end of period                      $     53,768          $ 5,503         $ 7,929        $      2
                                                              =============         =======         =======        ========

         See notes to consolidated and combined financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
    FOR THE PERIOD FROM INCEPTION (NOVEMBER 23, 1998) TO DECEMBER 31, 1998
                     AND THE YEAR ENDED DECEMBER 31, 1999
                                (IN THOUSANDS)

                                                                                                                      TOTAL
                                                             CLASS B                                   GENERAL       PARTNERS'
                                     COMMON UNITS          COMMON UNITS      SUBORDINATED UNITS        PARTNER       CAPITAL
                                 --------------------   ------------------   --------------------     ---------     ----------
                                  UNITS       AMOUNT    UNITS      AMOUNT     UNITS      AMOUNT         AMOUNT        AMOUNT
                                 -------    ---------   ------    --------   -------    ---------     ---------     ----------
Issuance of units to public       13,085    $ 241,690        -    $      -         -    $       -     $       -     $  241,690

Contribution of assets and
  debt assumed                     6,974      106,392        -           -    10,030      153,005         9,369        268,766

Distribution at time of
  formation                            -      (95,675)       -           -         -     (137,590)       (8,425)      (241,690)

Net income for the period
  from November 23, 1998
  to December 31, 1998 (restated)      -        1,161        -           -         -          580            36          1,777
                                 -------    ---------   ------    --------   -------    ---------     ---------     ----------
Balance at
  December 31, 1998 (restated)    20,059      253,568        -           -    10,030       15,995           980        270,543

Issuance of Class B
  Common Units                         -            -    1,307      25,000         -            -           252         25,252

Noncash compensation expense           -            -        -           -         -            -         1,013          1,013

Issuance of units to public        2,990       50,654        -           -         -            -           544         51,198

Distributions                          -      (33,265)       -      (1,234)               (15,915)       (1,259)       (51,673)

Net loss                               -      (62,598)       -      (3,218)               (35,701)       (1,843)      (103,360)
                                 -------    ---------   ------    --------   -------    ---------     ---------     ----------
Balance at December 31, 1999      23,049    $ 208,359    1,307    $ 20,548    10,030    $ (35,621)    $    (313)    $  192,973
                                 =======    =========   ======    ========   =======    =========     =========     ==========


         See notes to consolidated and combined financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


Note 1 -- Organization and Basis of Presentation

 Organization

  We are a Delaware limited partnership that was formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly-owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of the midstream subsidiaries of Plains Resources, also referred to as our predecessor or the Plains Midstream Subsidiaries. Our operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Scurlock Permian, L.P. Our general partner, Plains All American Inc., is a wholly-owned subsidiary of Plains Resources. We are engaged in interstate and intrastate crude oil transportation, gathering and marketing as well as crude oil terminalling and storage activities. Our operations are conducted primarily in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

 Formation and Offering

  On November 23, 1998, we completed an initial public offering of 13,085,000 common units at $20.00 per unit, representing limited partner interests and received net proceeds of approximately $244.7 million. Concurrently with the closing of the initial public offering, certain of the Plains Midstream subsidiaries were merged into Plains Resources, which sold the assets of these subsidiaries to us in exchange for $64.1 million and the assumption of $11.0 million of related indebtedness. At the same time, our general partner conveyed all of its interest in the All American Pipeline and the SJV Gathering System to us in exchange for:

  . 6,974,239 common units, 10,029,619 subordinated units and an aggregate 2% general partner interest;
  . the right to receive incentive distributions as defined in the partnership agreement; and
  . our assumption of $175.0 million of indebtedness incurred by our general partner in connection with the acquisition of the All American Pipeline and the SJV Gathering System.

  In addition to the $64.1 million discussed above, we distributed approximately $177.6 million of the offering proceeds to our general partner and used approximately $3.0 million of the remaining proceeds to pay expenses incurred in connection with the initial public offering.

 Basis of Consolidation and Presentation

  The accompanying financial statements and related notes present our consolidated financial position as of December 31, 1999 and 1998, and the results of our operations, cash flows and changes in partners' capital for the year ended December 31, 1999 and the period from inception (November 23, 1998) to December 31, 1998, and the results of operations and cash flows of our predecessor for the period from January 1, 1998 to November 22, 1998 and the year ended December 31, 1997. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform with current period presentation.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Although management believes these estimates are reasonable, actual results could differ from these estimates.

  Revenue Recognition. Gathering and marketing revenues are accrued at the time title to the product sold transfers to the purchaser, which typically occurs upon receipt of the product by the purchaser, and purchases are accrued at the time title to the product purchased transfers to us, which typically occurs upon our receipt of the product. Terminalling and storage revenues are recognized at the time service is performed. Revenues for the transportation of crude oil are recognized based upon regulated and non-regulated tariff rates and the related transported volumes.

  Cost of Sales and Operations. Cost of sales consists of the cost of crude oil, transportation fees, field and pipeline operating expenses and letter of credit expenses. Field and pipeline operating expenses consist primarily of fuel and power costs, telecommunications, labor costs for pipeline field personnel, maintenance, utilities, insurance and property taxes. Crude oil exchanges whereby like volumes are purchased and sold with the same customers with little effect on gross margin are netted in cost of sales and operations.

  Cash and Cash Equivalents. Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid instruments with original maturities of three months or less.

  Inventory. Inventory consists of crude oil in pipelines and in storage tanks which is valued at the lower of cost or market, with cost determined using the average cost method. Inventory at December 31, 1999 includes approximately $37.9 million of crude oil linefill which we began selling in November 1999 (see
Note 5).

  Property and Equipment and Pipeline Linefill. Property and equipment is stated at cost and consists of:

                                                                  DECEMBER 31,
                                                            -------------------------
                                                              1999            1998
                                                            ---------       ---------
                                                                 (IN THOUSANDS)
        Crude oil pipelines                                 $ 351,460       $ 268,219
        Crude oil pipeline facilities                          39,358          70,870
        Crude oil storage and terminal facilities              43,583          34,606
        Trucking equipment, injection stations
          and other                                            18,249           4,559
        Office property and equipment                           2,228             581
                                                            ---------       ---------
                                                              454,878         378,835
        Less accumulated depreciation and
          amortization                                        (11,581)           (799)
                                                            ---------       ---------
                                                            $ 443,297       $ 378,036
                                                            =========       =========

Depreciation is computed using the straight-line method over estimated useful lives as follows:

  .  crude oil pipelines - 40 years;
  .  crude oil pipeline facilities - 25 years;
  .  crude oil terminal and storage facilities - 30 to 40 years;
  . trucking equipment, injection stations and other - 5 to 10 years; and . other property and equipment - 5 to 7 years.

  Acquisitions and improvements are capitalized; maintenance and repairs are expensed as incurred. Net gains or losses on property and equipment disposed of are included in interest and other income.

  Pipeline linefill is recorded at cost and consists of crude oil linefill used to pack a pipeline such that when an incremental barrel enters a pipeline it forces a barrel out at another location. After the sale of linefill discussed below, we own approximately 1.2 million barrels of crude oil that is used to maintain the vast majority of our minimum operating linefill requirements. Proceeds from the sale and repurchase of pipeline linefill are reflected as cash flows from operating activities in the accompanying consolidated and combined statements of cash flows. Proceeds from the sale of linefill in connection with the segment of the All American Pipeline that is being sold are included in investing activities in the accompanying consolidated and combined statements of cash flows. In November 1999, we initiated the sale of 5.2 million barrels of crude oil linefill (see Note 5).

  Impairment of Long-Lived Assets. Long-lived assets, including any related goodwill, with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. Fair value is generally determined from estimated discounted future net cash flows.

  Other Assets. Other assets consist of the following (in thousands):

                                                      DECEMBER 31,
                                                -------------------------
                                                  1999            1998
                                                ---------       ---------
        Debt issue costs                        $  24,776       $  10,171
        Goodwill and other                          1,994           1,134
                                                ---------       ---------
                                                   26,770          11,305
        Accumulated amortization                   (3,663)           (495)
                                                ---------       ---------
                                                $  23,107       $  10,810
                                                =========       =========

  Costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the straight-line method over the term of the related debt. Debt issue costs at December 31, 1999, include approximately $13.7 million paid to amend our credit facilities as a result of defaults caused by unauthorized trading losses (see Note 3). Goodwill was recorded as the amount of the purchase price in excess of the fair value of certain transportation and crude oil gathering assets purchased by our predecessor and is amortized using the straight-line method over a period of twenty years.

  Federal Income Taxes. No provision for income taxes related to our operations is included in the accompanying consolidated financial statements because as a partnership, we are not subject to federal or state income tax and the tax effect of our activities accrues to the unitholders. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. Individual unitholders will have different investment bases depending upon the timing and price of acquisition of partnership units. Further, each unitholder's tax accounting, which is partially dependent upon his/her tax position, may differ from the accounting followed in the consolidated financial statements. Accordingly, there could be significant differences between each individual unitholder's tax bases and his/her share of the net assets reported in the consolidated financial statements. We do not have access to information about each individual unitholder's tax attributes, and the aggregate tax bases cannot be readily determined. Accordingly, management does not believe that in our circumstances, the aggregate difference would be meaningful information.

  Our predecessor is included in the consolidated federal income tax return of Plains Resources. Income taxes are calculated as if our predecessor had filed a return on a separate company basis utilizing a federal statutory rate of 35%.

  Hedging. We utilize various derivative instruments, for purposes other than trading, to hedge our exposure to price fluctuations on crude in storage and expected purchases, sales and transportation of crude oil. The derivative instruments consist primarily of futures and option contracts traded on the New York Mercantile Exchange and crude oil swap contracts entered into with financial institutions. We also utilize interest rate swaps and collars to manage the interest rate exposure on our long-term debt.

  These derivative instruments qualify for hedge accounting as they reduce the price risk of the underlying hedged item and are designated as a hedge at inception. Additionally, the derivatives result in financial impacts which are inversely correlated to those of the items being hedged. This correlation, generally in excess of 80%, (a measure of hedge effectiveness) is measured both at the inception of the hedge and on an ongoing basis. If correlation ceases to exist, we would discontinue hedge accounting and apply mark to market accounting. Gains and losses on the termination of hedging instruments are deferred and recognized in income as the impact of the hedged item is recorded.

  Unrealized changes in the market value of crude oil hedge contracts are not generally recognized in our statement of operations or our predecessor's statements of operations until the underlying hedged transaction occurs. The financial impacts of crude oil hedge contracts are included in our and our predecessor's statements of operations as a component of revenues. Such financial impacts are offset by gains or losses realized in the physical market. Cash flows from crude oil hedging activities are included in operating activities in the accompanying statements of cash flows. Net deferred gains and losses on futures contracts, including closed futures contracts, entered into to hedge anticipated crude oil purchases and sales are included in current assets or current liabilities in the accompanying consolidated balance sheets.
Deferred gains or losses from inventory hedges are included as part of the inventory costs and recognized when the related inventory is sold.

  Amounts paid or received from interest rate swaps and collars are charged or credited to interest expense and matched with the cash flows and interest expense of the long-term debt being hedged, resulting in an adjustment to the effective interest rate. Deferred gains of $10.8 million received upon the termination of an interest rate swap are included in other long-term liabilities and deferred credits, net of accumulated amortization, in the accompanying balance sheet at December 31, 1999.

  Net income per unit. Basic and diluted net income (loss) per unit is determined by dividing net income (loss) after deducting the amount allocated to our general partner, by the weighted average number of outstanding common units and subordinated units. Partnership income (loss) is allocated first according to cash distributions, and the remainder according to percentage ownership in the partnership. For periods prior to November 23, 1998, outstanding units are assumed to equal the common and subordinated units received by our general partner in exchange for assets contributed to us.

  Unit Options. We have elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25") and related interpretations in accounting for our employee unit options and awards. Under APB 25, no compensation expense is recognized when the exercise price of options equals the fair value (market price) of the underlying units on the date of grant (see Note 14).

  Recent Accounting Pronouncements. In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in an asset's, liability's, or firm commitment's fair value, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the hedged item's fair value. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. This statement was amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") issued in June 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We are required to adopt this statement beginning in 2001. We have not yet determined the effect that the adoption of SFAS 133 will have on our financial position or results of operations.

NOTE 3 -- UNAUTHORIZED TRADING LOSSES AND RESTATED FINANCIAL STATEMENTS

  In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). A full investigation into the unauthorized trading activities by outside legal counsel and independent accountants and consultants determined that the vast majority of the losses occurred from March through November 1999, and the impact warranted a restatement of previously reported financial information for 1999 and 1998. Approximately $7.1 million of the unauthorized trading losses was recognized in 1998 and the remainder in 1999.

  Normally, as we purchase crude oil, we establish a margin by selling crude oil for physical delivery to third-party users or by entering into a future delivery obligation with respect to futures contracts. The employee in question violated our policy of maintaining a position that is substantially balanced between crude oil purchases and sales or future delivery obligations. The unauthorized trading and associated losses resulted in a default of certain covenants under our credit facilities and significant short-term cash and letter of credit requirements.

  In December 1999, we executed amended credit facilities and obtained default waivers from all of our lenders. The amended credit facilities:

  . waived defaults under covenants contained in the existing credit facilities;
  . increased availability under our letter of credit and borrowing facility from $175.0 million in November 1999 to $295.0 million in December 1999, $315.0 million in January 2000, and thereafter decreasing to $239.0 million in February through April 2000, to $225.0 million in May and June 2000 and to $200.0 million in July 2000 through July 2001;
  . required the lenders' consent prior to the payment of distributions to unitholders;
  .  prohibited contango inventory transactions subsequent to January 20, 2000;
     and
  .  increased interest rates and fees under certain of the facilities.

  We paid approximately $13.7 million to our lenders in connection with the amended credit facilities. This amount was capitalized as debt issue costs and will be amortized over the remaining term of the amended facilities. In connection with the amendments, our general partner loaned us approximately $114.0 million. This subordinated debt is due not later than November 30, 2005.

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost to us of obtaining letters of credit increased under the amended credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower margin wellhead and bulk purchases, certain of our purchase contracts were terminated.

  The summarized restated results for the periods ended and financial position as of March 31, June 30, and September 30, 1999 are as follows: (in thousands, except unit data) (unaudited).

                                              RESTATED
                       --------------------------------------------------------
                        THREE         PERIOD ENDED           PERIOD ENDED
                       MONTHS        JUNE 30, 1999         SEPTEMBER 30, 1999
                        ENDED     --------------------   ----------------------
                       MARCH 31,   THREE       SIX        THREE         NINE
                         1999      MONTHS     MONTHS      MONTHS       MONTHS
                       ---------  --------   ---------   ---------   ----------
STATEMENT OF
OPERATIONS DATA:

Gross margin           $ (1,546)  $  4,985   $   3,439   $ (38,922)  $  (35,483)
Operating loss           (6,965)    (4,624)    (11,589)    (51,892)     (63,481)
Net loss                (10,061)    (9,154)    (19,215)    (60,131)     (79,346)
Net loss per limited
  partner unit            (0.33)     (0.29)      (0.62)      (1.88)       (2.53)

BALANCE SHEET DATA:

Current assets         $186,846              $ 413,418               $  522,332
Current liabilities     190,331                452,307                  622,394
Partners' capital       261,657                263,939                  190,877

CASH FLOW DATA:

Net cash provided by
  operating activities $  4,445              $  15,397               $    1,380


  The summarized previously reported results for the periods ended and financial position as of March 31, June 30, and September 30, 1999 are as follows: (in thousands, except unit data) (unaudited).


                                          PREVIOUSLY REPORTED
                       --------------------------------------------------------
                        THREE         PERIOD ENDED           PERIOD ENDED
                       MONTHS        JUNE 30, 1999         SEPTEMBER 30, 1999
                        ENDED     --------------------   ----------------------
                       MARCH 31,   THREE       SIX        THREE         NINE
                         1999      MONTHS     MONTHS      MONTHS       MONTHS
                       ---------  --------   ---------   ---------   ----------
STATEMENT OF
OPERATIONS DATA:

Gross margin           $ 19,828   $ 26,212   $  46,040   $  33,304    $ 79,344
Operating income         14,409     16,603      31,422      20,334      51,346
Net income               11,313     12,073      23,386      12,095      35,481
Net income per limited
 partner unit              0.37       0.38        0.75        0.38        1.13

BALANCE SHEET DATA:

Current assets         $187,015              $ 413,344                $522,234
Current liabilities     169,126                409,632                 507,469
Partners' capital       283,031                306,540                 305,704

CASH FLOW DATA:

Net cash provided by
  operating activities $  4,276              $  15,471                $  1,478


  Below is the summarized restated and previously reported results for the three and nine months ending September 30, 1998 (in thousands, except unit data) (unaudited).

                                 THREE MONTHS ENDED         NINE MONTHS ENDED
                                 SEPTEMBER 30, 1998         SEPTEMBER 30, 1998
                                 -------------------        -------------------
                                          PREVIOUSLY                 PREVIOUSLY
                                 RESTATED  REPORTED         RESTATED  REPORTED
                                 -------- ----------        -------- ----------
STATEMENT OF
OPERATIONS DATA:

Gross margin                      $ 6,914  $13,914          $16,114   $23,114
Operating income                    3,410   10,410            9,948    16,948
Net income (loss)                  (1,212)   3,258            2,042     6,512
Net income (loss) per
      limited partner unit          (0.07)    0.19             0.12      0.38

  The summarized restated and previously reported results for the periods of November 23, 1998 to December 31, 1998 and January 1, 1998 to November 22, 1998 and financial position as of Decvember 31, 1998 are as follows (in thousands, except unit data):
                                      November 23, 1998       January 1, 1998
                                    to December 31, 1998    to November 22, 1998
                                    --------------------    --------------------
                                              Previously              Previously
                                    Restated   Reported     Restated    Reported
                                    --------  ---------     --------  ----------
Statement of Operations Data:
Gross margin                       $   5,099   $   7,499   $  26,281   $  30,981
Operating income                       3,136       5,536      17,576      22,276
Net income                             1,777       4,177       4,257       7,025
Net income per limited partner unit     0.06        0.14        0.25        0.40

Balance Sheet Data:
Current assets                     $ 163,829   $ 166,851   $      -    $      -
Current liabilities                  161,598     157,520          -           -
Partners' capital                    270,543     277,643          -           -

NOTE 4 -- ACQUISITIONS

 Scurlock Acquisition

  On May 12, 1999, we completed the acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC. Including working capital adjustments and closing and financing costs, the cash purchase price was approximately $141.7 million.

  Scurlock, previously a wholly-owned subsidiary of Marathon Ashland Petroleum, is engaged in crude oil transportation, gathering and marketing, and owns approximately 2,300 miles of active pipelines, numerous storage terminals and a fleet of more than 250 trucks. Its largest asset is an 800-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Martin, Midland, Regan and Upton Counties, Texas. The assets we acquired also included approximately one million barrels of crude oil linefill.

  Financing for the Scurlock acquisition was provided through:

  . borrowings of approximately $92.0 million under Plains Scurlock's limited recourse bank facility with BankBoston, N.A.;
  . the sale to our general partner of 1.3 million of our Class B common units for a total cash consideration of $25.0 million, or $19.125 per unit, the price equal to the market value of our common units on May 12, 1999; and
  .   a $25.0 million draw under our existing revolving credit agreement.

  The purchase price allocation was based on preliminary estimates of fair value and is subject to adjustment as additional information becomes available and is evaluated. The purchase accounting entries include a $1.0 million accrual for estimated environmental remediation costs. Under the agreement for the sale of Scurlock by Marathon Ashland Petroleum to Plains Scurlock, Marathon Ashland Petroleum has agreed to indemnify and hold harmless Scurlock and Plains Scurlock for claims, liabilities and losses resulting from any act or omission attributable to Scurlock's business or properties occurring prior to the date of the closing of such sale to the extent the aggregate amount of such losses exceed $1.0 million; provided, however, that claims for such losses must individually exceed $25,000 and must be asserted by Scurlock against Marathon Ashland Petroleum on or before May 15, 2003.

  The assets, liabilities and results of operations of Scurlock are included in our consolidated financial statements effective May 1, 1999. The Scurlock acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, ("APB 16") as follows (in thousands):

         Crude oil pipeline, gathering and terminal assets    $125,120
         Other property and equipment                            1,546
         Pipeline linefill                                      16,057
         Other assets (debt issue costs)                         3,100
         Other long-term liabilities (environmental accrual)    (1,000)
         Net working capital items                              (3,090)
                                                              --------
         Cash paid                                            $141,733
                                                              ========

 Pro Forma Results for the Scurlock Acquisition

  The following unaudited pro forma data is presented to show pro forma revenues, net income and basic and diluted net income (loss) per limited partner unit as if the Scurlock acquisition, which was effective May 1, 1999, had occurred on January 1, 1998 (in thousands).

                                          YEAR      NOVEMBER 23,  JANUARY 1,
                                          ENDED        1998 TO     1998 TO
                                        DECEMBER 31, DECEMBER 31, NOVEMBER 22,
                                           1999         1998         1998
                                        -----------   ---------   -----------
                                                      (restated)  (restated)

    Revenues                            $ 5,089,223   $ 278,424   $ 2,099,463
                                        ===========   =========   ===========
    Net income (loss)                   $   (97,012)  $  (7,957)  $     3,063
                                        ===========   =========   ===========
    Basic and diluted net income (loss)
      per limited partner unit          $     (3.01)  $   (0.25)  $      0.18
                                        ===========   =========   ===========

 West Texas Gathering System Acquisition

  On July 15, 1999, Plains Scurlock Permian, L.P. completed the acquisition of a West Texas crude oil pipeline and gathering system from Chevron Pipe Line Company for approximately $36.0 million, including transaction costs. Our total acquisition cost was approximately $38.9 million including costs to address certain issues identified in the due diligence process. The principal assets acquired include approximately 450 miles of crude oil transmission mainlines, approximately 400 miles of associated gathering and lateral lines and approximately 2.9 million barrels of crude oil storage and terminalling capacity in Crane, Ector, Midland, Upton, Ward and Winkler Counties, Texas. Financing for the amounts paid at closing was provided by a draw under the term loan portion of the Plains Scurlock credit facility.

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

 All American Pipeline Acquisition

  On July 30, 1998, our predecessor acquired all of the outstanding capital stock of the All American Pipeline Company, Celeron Gathering Corporation and Celeron Trading & Transportation Company (collectively the "Celeron
Companies") from Wingfoot, a wholly-owned subsidiary of the Goodyear Tire and Rubber Company ("Goodyear"), for approximately $400.0 million, including transaction costs. The principal assets of the entities acquired include the All American Pipeline and the SJV Gathering System, as well as other assets related to such operations. The acquisition was accounted for utilizing the purchase method of accounting with the assets, liabilities and results of operations included in the combined financial statements of the predecessor effective
July 30, 1998.

  The acquisition was accounted for utilizing the purchase method of accounting and the purchase price was allocated in accordance with APB 16 as follows (in thousands):

        Crude oil pipeline, gathering and terminal assets              $ 392,528
        Other assets (debt issue costs)                                    6,138
        Net working capital items (excluding cash received of $7,481)      1,498
                                                                       ---------
        Cash paid                                                      $ 400,164
                                                                       =========

  Financing for the acquisition was provided through a $325.0 million, limited recourse bank facility and an approximate $114.0 million capital contribution by Plains All American Inc. Actual borrowings at closing were $300.0 million.

  In 1999, we terminated 24 employees and paid approximately $1.4 million in connection therewith.

NOTE 5 -- ASSET DISPOSITIONS

  We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. This sale was substantially completed in February 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, one of our subsidiaries has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from Goodyear on July 30, 1998. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used for working capital purposes. We estimate that we will recognize a total gain of approximately $44.0 million in connection with the sale of linefill. As of December 31, 1999, we had delivered approximately 1.8 million barrels of linefill and recognized a gain of $16.5 million. The amount of crude oil linefill for sale at December 31, 1999 was $37.9 million and is included in inventory on the consolidated balance sheet.

  On March 24, 2000, we completed the sale of the above referenced segment of the All American Pipeline to a unit of El Paso Energy Corporation for total proceeds of $129.0 million. The proceeds from the sale were used to reduce outstanding debt. Our net proceeds are expected to be approximately $124.0 million, net of associated transaction costs and estimated costs to remove certain equipment. We estimate that we will recognize a gain of approximately $20.0 million in connection with the sale. During 1999, we reported gross margin of approximately $5.0 million from volumes transported on the segment of the line that was sold.

NOTE 6 --CREDIT AGREEMENTS AND LONG-TERM DEBT

  Short-term debt and current portion of long-term debt consists of the following:

                                                                         December 31,
                                                                 ---------------------------
                                                                    1999            1998
                                                                 -----------     -----------
                                                                      (in thousands)
      Letter of credit borrowing facility, bearing interest at
        weighted average interest rates of 8.7% and 6.8%
        at December 31, 1999 and 1998, respectively                $ 13,719        $ 9,750
      Secured term credit facility, bearing interest at
        a weighted average interest rate of 8.8%
        at December 31, 1999                                         45,000              -
                                                                   --------        -------
                                                                     58,719          9,750
      Current portion of long-term debt                              50,650              -
                                                                   --------        -------
                                                                   $109,369        $ 9,750
                                                                   ========        =======

  We have a letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk or designated as working inventory. As a result of the unauthorized trading losses discovered in November 1999, the facility was in default of certain covenants, with those defaults being subsequently waived and the facility amended in December 1999. As amended, the letter of credit facility has a sublimit for cash borrowings of $40.0 million at December 31, 1999, with decreasing amounts thereafter through April 30, 2000, at which time the sublimit is eliminated. The letter of credit and borrowing facility provides for an aggregate letter of credit availability of $295.0 million in December 1999, $315.0 million in January 2000, and thereafter decreasing to $239.0 million in February through April 2000, to $225.0 million in May and June 2000 and to $200.0 million in July 2000 through July 2001. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain of our current assets and current liabilities, primarily accounts receivable and accounts payable related to the purchase and sale of crude oil. This facility is secured by a lien on substantially all of our assets except the assets which secure the Plains Scurlock credit facility. At December 31, 1999, there were letters of credit of approximately $292.0 million and borrowings of $13.7 million outstanding under this facility.

  On December 30, 1999, we entered into a $65.0 million senior secured term credit facility to fund short-term working capital requirements resulting from the unauthorized trading losses. The facility was secured by a portion of the
5.2 million barrels of linefill that was sold and receivables from certain sales contracts applicable to the linefill. The facility had a maturity date of March 24, 2000 and was repaid with the proceeds from the sale of the linefill securing the facility. At December 31, 1999, there were borrowings of $45.0 million outstanding.

  Long-term debt consists of the following:

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                        1999          1998
                                                                       ---------    ---------
                                                                           (IN THOUSANDS)
  All American Pipeline, L.P. bank credit agreement,
    bearing interest at weighted average interest rates of 8.3%
    and 6.8% at December 31, 1999 and 1998, respectively               $ 225,000    $ 175,000
  Plains Scurlock bank credit agreement, bearing interest at
    a weighted average interest rate of 9.1% at December 31, 1999         85,100            -
  Subordinated note payable - general partner, bearing interest at
    a weighted average interest rate of 8.7% at December 31, 1999        114,000            -
                                                                       ---------    ---------
                                                                         424,100      175,000
Less current maturities                                                  (50,650)           -
                                                                       ---------    ---------
                                                                       $ 373,450    $ 175,000
                                                                       =========    =========

  Concurrently with the closing of our initial public offering in November 1998, we entered into a $225.0 million bank credit agreement that includes a $175.0 million term loan facility and a $50.0 million revolving credit facility. As a result of the unauthorized trading losses discovered in November 1999, the facility was in default of certain covenants, with those defaults being subsequently waived and the facility amended in December. The bank credit agreement is secured by a lien on substantially all of our assets except the assets which secure the Plains Scurlock bank credit agreement. We may borrow up to $50.0 million under the revolving credit facility for acquisitions, capital improvements, working capital and general business purposes. At December 31, 1999, we had $175.0 million outstanding under the term loan facility and $50.0 million outstanding under the revolving credit facility. The term loan facility matures in 2005, and no principal is scheduled for payment prior to maturity. The term loan facility may be prepaid at any time without penalty. The revolving credit facility expires in November 2000. The term loan and revolving credit facility bear interest at our option at either the base rate, as defined, plus an applicable margin, or reserve adjusted LIBOR plus an applicable margin. We incur a commitment fee on the unused portion of the revolving credit facility.

  Plains Scurlock has a bank credit agreement which consists of a five-year $82.6 million term loan facility and a three-year $35.0 million revolving credit facility. The Plains Scurlock bank credit agreement is nonrecourse to Plains All American Pipeline, Plains Marketing, L.P. and All American Pipeline, L.P. and is secured by substantially all of the assets of Plains Scurlock Permian, L.P. and its subsidiaries, including the Scurlock assets and the West Texas gathering system. Borrowings under the term loan and the revolving credit facility bear interest at LIBOR plus the applicable margin. A commitment fee equal to 0.5% per year is charged on the unused portion of the revolving credit facility. The revolving credit facility, which may be used for borrowings or letters of credit to support crude oil purchases, matures in May 2002. The term loan provides for principal amortization of $0.7 million annually beginning May 2000, with a final maturity in May 2004. As of December 31, 1999, letters of credit of approximately $29.5 million were outstanding under the revolver and borrowings of $82.6 million and $2.5 million were outstanding under the term loan and revolver, respectively. The term loan was reduced to $82.6 million from $126.6 million with proceeds from our October 1999 public unit offering.

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

  Each of our facilities treats a change of control as an event of default. In addition, the terms of our letter of credit and borrowing facility and our bank credit agreement require lenders' consent prior to the payment of distributions to unitholders and require us to maintain:

  . a current ratio of 1.0 to 1.0, as defined in our credit agreement; . a debt coverage ratio which is not greater than 5.0 to 1.0;

  .  an interest coverage ratio which is not less than 3.0 to 1.0;
  . a fixed charge coverage ratio which is not less than 1.25 to 1.0; and . debt to capital ratio of not greater than 0.60 to 1.0.

  The terms of the Plains Scurlock bank credit agreement requires Plains Scurlock to maintain at the end of each quarter:

  . a debt coverage ratio of 6.0 to 1.0 from October 1, 1999 through June 30, 2000; 5.0 to 1.0 from July 1, 2000 through June 30, 2001; and 4.0 to 1.0 thereafter; and
  . an interest coverage ratio of 2.0 to 1.0 from October 1, 1999 through June 30, 2000 and 2.5 to 1.0 thereafter.

In addition, the Plains Scurlock bank credit agreement contains limitations on the Plains Scurlock operating partnership's ability to make distributions to us if its indebtedness and current liabilities exceed certain levels as well as the amount of expansion capital it may expend.

  In December 1999, our general partner loaned us $114.0 million. This subordinated debt is due not later than November 30, 2005. Proceeds from the notes were used for working capital requirements created by the unauthorized trading losses (see Note 3). The notes are subordinated in right of payment to all existing senior indebtedness and bear interest at the same LIBOR rate as our letter of credit and borrowing facility. Interest on the notes is payable monthly, but payment of interest requires the permission of certain of our lenders. Any interest not paid when due is added to the principal of the notes, at the option of our general partner.

  At December 31, 1999, we had interest rate collar agreements aggregating a notional principal amount of $215.0 million which hedge the interest rate on our underlying debt obligations. These instruments are based on LIBOR rates before the applicable margins and generally provide for a floor of 5% and a ceiling of 6.5% for $90.0 million of debt and a floor of 6.1% and a ceiling of 8% for $125.0 million of debt.

  The aggregate amount of maturities of all long-term indebtedness for the next five years is: 2000 - $50.6 million, 2001 - $0.6 million, 2002 - $3.2 million, 2003 - $0.7 million and 2004 - $80.0 million.

NOTE 7 -- PARTNERSHIP CAPITAL AND DISTRIBUTIONS

  Partner's capital consists of 24,356,429 common units, including 1,307,190 Class B common units, representing a 69.4% limited partner interest, (a subsidiary of our general partner owns 6,904,795 of such common units), 10,029,619 Subordinated units owned by a subsidiary of our general partner representing a 28.6% limited partner interest and a 2% general partner interest. In the aggregate, our general partner's interests represent an effective 54.0% ownership of our equity at December 31, 1999.

  All of the subordinated units and 20,059,239 of the common units were issued in connection with our November 1998 initial public offering. In October 1999, we completed a public offering of an additional 2,990,000 common units representing limited partner interests at $18.00 per unit. Net proceeds, including our general partners' contribution, from the offering were approximately $51.3 million after deducting underwriters' discounts and commissions and offering expenses of approximately $3.1 million. These proceeds were used to reduce outstanding debt. The Class B common units were issued in May 1999 to our general partner at $19.125 per unit for total proceeds of $25.0 million in connection with the Scurlock acquisition (see Note 4).

  Subject to the consent of our lenders, we will distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established by our general partner for future requirements. Distributions of available cash to holders of subordinated units are subject to the prior rights of holders of common units to receive the minimum quarterly distribution ("MQD") for each quarter during the subordinated period (which will not end earlier than December 31, 2003) and to receive any arrearages in the distribution of the MQD on the common units for the prior quarters during the subordinated period. The MQD is $0.45 per unit ($1.80 per unit on an annual basis). Upon expiration of the subordination period, all subordinated units will be converted on a one-for-one basis into common units and will participate pro rata with all other common units in future distributions of available cash. Under certain circumstances, up to 50% of the subordinated units may convert into common units prior to the expiration of the subordination period. Common units will not accrue arrearages with respect to distributions for any quarter after the subordination period and subordinated units will not accrue any arrearages with respect to distributions for any quarter.

  If quarterly distributions of available cash exceed the MQD or the Target Distribution Levels (as defined), our general partner will receive distributions which are generally equal to 15%, then 25% and then 50% of the distributions of available cash that exceed the MQD or Target Distribution Level. The Target Distribution Levels are based on the amounts of available cash from our Operating Surplus (as defined) distributed with respect to a given quarter that exceed distributions made with respect to the MQD and common unit arrearages, if any.

  The Class B common units are initially pari passu with common units with respect to distributions, and are convertible into common units upon approval of a majority of the common unitholders. The Class B unitholders may request that we call a meeting of common unitholders to consider approval of the conversion of Class B units into common units. If the approval of a conversion by the common unitholders is not obtained within 120 days of a request, each Class B common unitholder will be entitled to receive distributions, on a per unit basis, equal to 110% of the amount of distributions paid on a common unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the 120-day period. Except for the vote to approve the conversion, Class B common units have the same voting rights as the common units.

  Our 1999 and 1998 distributions declared, which were paid in the quarter following declaration are summarized in the following table:

                          DISTRIBUTION PER UNIT                  TOTAL DISTRIBUTION
                         -----------------------   --------------------------------------------------
                                                     COMMON      SUBORDINATED     GENERAL
                         COMMON     SUBORDINATED   UNITHOLDERS    UNITHOLDERS     PARTNER      TOTAL
                         -------    ------------   -----------   ------------     -------      -----
                                                                      (IN THOUSANDS)
   1999
   Fourth quarter        $ 0.450      $     -        $10,960        $     -        $ 224      $11,184
   Third quarter           0.481        0.481         11,721          4,827          506       17,054
   Second quarter          0.463        0.463          9,881          4,639          358       14,878
   First quarter           0.450        0.450          9,026          4,513          276       13,815

   1998
   Fourth quarter        $ 0.193      $ 0.193        $ 3,871        $ 1,936        $ 119      $ 5,926

  The fourth quarter 1998 distribution represents a partial quarterly distribution for the period from November 23, 1998, the date of our initial public offering, to December 31, 1998.

NOTE 8 -- FINANCIAL INSTRUMENTS

 Derivatives

  We utilize derivative financial instruments to hedge our exposure to price volatility on crude oil and do not use such instruments for speculative trading purposes. These arrangements expose us to credit risk (as to counterparties) and to risk of adverse price movements in certain cases where our purchases are less than expected. In the event of non-performance of a counterparty, we might be forced to acquire alternative hedging arrangements or be required to honor the underlying commitment at then-current market prices. In order to minimize credit risk relating to the non-performance of a counterparty, we enter into such contracts with counterparties that are considered investment grade, periodically review the financial condition of such counterparties and continually monitor the effectiveness of derivative financial instruments in achieving our objectives. In view of our criteria for selecting counterparties, our process for monitoring the financial strength of these counterparties and our experience to date in successfully completing these transactions, we believe that the risk of incurring significant financial statement loss due to the non-performance of counterparties to these transactions is minimal.

  At December 31, 1999, our hedging activities included crude oil futures contracts maturing in 2000 through 2002, covering approximately 7.4 million barrels of crude oil including the portion of the linefill sold in January and February 2000. Since such contracts are designated as hedges and correlate to price movements of crude oil, any gains or losses resulting from market changes will be largely offset by losses or gains on our hedged inventory or anticipated purchases of crude oil.

 Fair Value of Financial Instruments

  The carrying values of items comprising current assets and current liabilities approximate fair value due to the short-term maturities of these instruments. Crude oil futures contracts permit settlement by delivery of the crude oil and, therefore, are not financial instruments. The carrying value of bank debt approximates fair value as interest rates are variable, based on prevailing market rates. The fair value of crude oil and interest rate swap and collar agreements are based on current termination values or quoted market prices of comparable contracts.

  We utilize interest rate swap and collar agreements to hedge the interest rate on our underlying debt obligations. The carrying amounts and fair values of our financial instruments are as follows (in thousands):

                                                         DECEMBER 31,
                                              -------------------------------------
                                                    1999               1998
                                              -----------------  ------------------
                                              CARRYING   FAIR    CARRYING    FAIR
                                               AMOUNT    VALUE    AMOUNT     VALUE
                                              --------   ------  --------   -------
Unrealized loss on crude oil swaps            $      -   $ (569)         -   $     -
Unrealized gain (loss) on interest rate swaps
 and collars                                         -      388          -    (2,164)



NOTE 9 -- EXTRAORDINARY ITEM

  For the year ended December 31, 1999, we recognized an extraordinary loss related to the early extinguishment of debt. The loss is related to the reduction of the Plains Scurlock term loan facility with proceeds from our 1999 public offering and the restructuring of our letter of credit and borrowing facility as a result of the unauthorized trading losses (see Notes 3 and 7).

NOTE 10 -- INCOME TAXES

  As discussed in Note 2, our predecessor's results are included in Plains Resources' combined federal income tax return. The amounts presented below were calculated as if our predecessor filed a separate tax return.

  Provision in lieu of income taxes of our predecessor consists of the following components (in thousands):

                                                 JANUARY 1,
                                                 1998 TO          YEAR ENDED
                                                NOVEMBER 22,      DECEMBER 31,
                                                   1998              1997
                                                -----------       ------------
                                                (RESTATED)
    Federal
      Current                                    $   455          $    38
      Deferred                                     1,900            1,131
    State
      Current                                          -               99
      Deferred                                       276                -
                                                 -------          -------
    Total                                        $ 2,631          $ 1,268
                                                 =======          =======

  A reconciliation of the provision in lieu of income taxes to the federal statutory tax rate of 35% is as follows (in thousands):

                                                            JANUARY 1,
                                                             1998 TO       YEAR ENDED
                                                           NOVEMBER 22,    DECEMBER 31,
                                                             1998             1997
                                                          ------------    ------------
                                                           (RESTATED)
    Provision at the statutory rate                       $      2,410    $      1,169
    State income tax, net of
      benefit for federal deduction                                181              65
    Permanent differences                                           40              34
                                                          ------------    ------------

    Total                                                 $      2,631    $      1,268
                                                          ============    ============

NOTE 11 -- SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

  In connection with our formation, certain investing and financial activities occurred. Effective November 23, 1998, substantially all of the assets and liabilities of our predecessor were conveyed to us at historical cost. Net assets assumed by the operating partnership are as follows (restated) (in thousands):

    Cash and cash equivalents                         $     224
    Accounts receivable                                 109,311
    Inventory                                            22,906
    Prepaid expenses and other current assets             1,059
    Property and equipment, net                         375,948
    Pipeline linefill                                    48,264
    Intangible assets, net                               11,001
                                                      ---------
      Total assets conveyed                             568,713
                                                      ---------
    Accounts payable and other current liabilities      107,405
    Due to affiliates                                     8,942
    Bank debt                                           183,600
                                                      ---------
      Total liabilities assumed                         299,947
                                                      ---------
    Net assets assumed by the Partnership             $ 268,766
                                                      =========

  Interest paid totaled $22.3 million, $0.1 million, $8.5 million and $4.5 million for the year ended December 31, 1999, the period from November 23, 1998 to December 31, 1998, the period from January 1, 1998 through November 23, 1998 and the year ended December 31, 1997, respectively.

NOTE 12 -- MAJOR CUSTOMERS AND CONCENTRATION OF CREDIT RISK

  Customers accounting for 10% or more of revenues were as follows for the periods indicated:

                                                                PERCENTAGE
                                      -------------------------------------------------------------
                                                        NOVEMBER 23,    JANUARY 1,
                                        YEAR ENDED       1998 TO         1998 TO       YEAR ENDED
                                        DECEMBER 31,   DECEMBER 31,    NOVEMBER 22,    DECEMBER 31,
  CUSTOMER                                 1999            1998           1998            1997
  ---------------------------------    ------------     ------------    ------------  ------------
  Sempra Energy Trading Corporation         22%             20%               31%           12%
  Koch Oil Company                          19%              -                19%           30%
  Exxon Company USA                          -              11%                -             -
  Basis Petroleum Inc.                       -               -                 -            11%

  Financial instruments which potentially subject us to concentrations of credit risk consist principally of trade receivables. Our accounts receivable are primarily from purchasers and shippers of crude oil. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. We generally require letters of credit for receivables from customers which are not considered investment grade, unless the credit risk can otherwise be reduced. We believe that the loss of an individual customer would not have a material adverse effect.

NOTE 13 -- RELATED PARTY TRANSACTIONS

 Reimbursement of Expenses of Our General Partner and Its Affiliates

  We do not directly employ any persons to manage or operate our business. These functions are provided by employees of our general partner and Plains Resources. Our general partner does not receive a management fee or other compensation in connection with its management of us. We reimburse our general partner and Plains Resources for all direct and indirect costs of services provided, including the costs of employee, officer and director compensation and benefits properly allocable to us, and all other expenses necessary or appropriate to the conduct of the business of, and allocable to us. Our agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Total costs reimbursed to our general partner and Plains Resources by us were approximately $44.7 million and $0.5 million for the year ended December 31, 1999 and for period from November 23, 1998 to December 31, 1998, respectively. Such costs include, (1) allocated personnel costs (such as salaries and employee benefits) of the personnel providing such services, (2) rent on office space allocated to our general partner in Plains Resources' offices in Houston, Texas (3) property and casualty insurance premiums and (4) out-of-pocket expenses related to the provision of such services.

  Plains Resources allocated certain general and administrative expenses to the Plains Midstream Subsidiaries during 1998 and 1997. The types of indirect expenses allocated to the Plains Midstream Subsidiaries during this period were office rent, utilities, telephone services, data processing services, office supplies and equipment maintenance. Direct expenses allocated by Plains Resources were primarily salaries and benefits of employees engaged in the business activities of the Plains Midstream Subsidiaries.

 Crude Oil Marketing Agreement

  We are the exclusive marketer/purchaser for all of Plains Resources' equity crude oil production. The marketing agreement with Plains Resources provides that we will purchase for resale at market prices all of Plains Resources' crude oil production for which we charge a fee of $0.20 per barrel. For the year ended December 31, 1999 and the period from November 23, 1998 to December 31, 1998, we paid Plains Resources approximately $131.5 million and $4.1 million, respectively, for the purchase of crude oil under the agreement and recognized profits of approximately $1.5 million and $0.1 million from the marketing fee for the same periods, respectively. Prior to the marketing agreement, our predecessor marketed crude oil production of Plains Resources, its subsidiaries and its royalty owners. Our predecessor paid approximately $83.4 million and $101.2 million for the purchase of these products for the period from January 1, 1998 to November 22, 1998 and the year ended December 31, 1997, respectively. In management's opinion, these purchases were made at prevailing market prices. Our predecessor did not recognize a profit on the sale of the crude oil purchased from Plains Resources.

 Financing

  In December 1999, our general partner loaned us $114.0 million. This subordinated debt is due not later than November 30, 2005 (see Note 6). Interest expense related to the notes was $0.6 million for the year ended December 31, 1999.

  To finance a portion of the purchase price of the Scurlock acquisition, we sold to our general partner 1.3 million Class B common units at $19.125 per unit, the market value of our common units on May 12, 1999 (see Note 4).

  The balance of amounts due to affiliates at December 31, 1999 and 1998 was $42.7 million and $7.8 million, respectively, and was related to the transactions discussed above.

NOTE 14 -- LONG-TERM INCENTIVE PLANS

  Our general partner has adopted the Plains All American Inc. 1998 Long-Term Incentive Plan for employees and directors of our general partner and its affiliates who perform services for us. The Long-Term Incentive Plan consists of two components, a restricted unit plan and a unit option plan. The Long-Term Incentive Plan currently permits the grant of restricted units and unit options covering an aggregate of 975,000 common units. The plan is administered by the Compensation Committee of our general partner's board of directors.

  Restricted Unit Plan. A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit. As of March 15, 2000, an aggregate of approximately 500,000 restricted units have been authorized for grants to employees of our general partner, 170,000 of which have been granted with the remaining 330,000 to be granted in the near future. The Compensation Committee may, in the future, make additional grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. In general, restricted units granted to employees during the subordination period will vest only upon, and in the same proportions as, the conversion of the subordinated units to common units. Grants made to non-employee directors of our general partner will be eligible to vest prior to termination of the subordination period.

  If a grantee terminates employment or membership on the board for any reason, the grantee's restricted units will be automatically forfeited unless, and to the extent, the Compensation Committee provides otherwise. Common units to be delivered upon the vesting of rights may be common units acquired by our general partner in the open market, common units already owned by our general partner, common units acquired by our general partner directly from us or any other person, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. Following the subordination period, the Compensation Committee, in its discretion, may grant tandem distribution equivalent rights with respect to restricted units.

  The issuance of the common units pursuant to the restricted unit plan is primarily intended to serve as a means of incentive compensation for performance. Therefore, no consideration will be paid to us by the plan participants upon receipt of the common units.

  Unit Option Plan. The Unit Option Plan currently permits the grant of options covering common units. No grants have been made under the Unit Option Plan to date. However, the Compensation Committee may, in the future, make grants under the plan to employees and directors containing such terms as the committee shall determine, provided that unit options have an exercise price equal to the fair market value of the units on the date of grant. Unit options granted during the subordination period will become exercisable automatically upon, and in the same proportions as, the conversion of the subordinated units to common units, unless a later vesting date is provided.

  Upon exercise of a unit option, our general partner will deliver common units acquired by it in the open market, purchased directly from us or any other person, or use common units already owned by our general partner, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by our general partner in acquiring such common units and the proceeds received by our general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will remit to us the proceeds received by it from the optionee upon exercise of the unit option.

  We apply APB 25 and related interpretations in accounting for unit option plans. In accordance with APB 25, no compensation expense has been recognized for the unit option plan. Since no options have been granted to date, there is no pro forma effect of a fair value based method of accounting in accordance with Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123").

  Transaction Grant Agreements. In addition to the grants made under the Restricted Unit Plan described above, our general partner, at no cost to us, agreed to transfer approximately 400,000 of its affiliates' common units (including distribution equivalent rights attributable to such units) to certain key employees of our general partner. A grant covering 50,000 of such common units was terminated in 1999. Generally, approximately 69,444 of the remaining common units vest in each of the years ending December 31, 1999, 2000 and 2001 if the operating surplus generated in such year equals or exceeds the amount necessary to pay the minimum quarterly distribution on all outstanding common units and the related distribution on our general partner interest. If a tranche of common units does not vest in a particular year, such common units will vest at the time the common unit arrearages for such year have been paid. In addition, approximately 47,224 of the remaining common units vest in each of the years ending December 31, 1999, 2000 and 2001 if the operating surplus generated in such year exceeds the amount necessary to pay the minimum quarterly distribution on all outstanding common units and subordinated units and the related distribution on our general partner interest. In 1999, approximately 69,444 of such common units vested and 47,224 of such common units remain unvested as no distribution on the subordinated units was made for the fourth quarter of 1999. Any common units remaining unvested shall vest upon, and in the same proportion as, the conversion of subordinated units to common units. Distribution equivalent rights are paid in cash at the time of the vesting of the associated common units. Notwithstanding the foregoing, all common units become vested if Plains All American Inc. is removed as our general partner prior to January 1, 2002.

  We recognized noncash compensation expense of approximately $1.0 million for the year ended December 31, 1999 related to the transaction grants which vested in 1999. We reflected a capital contribution from our general partner for a like amount.

NOTE 15 -- COMMITMENTS AND CONTINGENCIES

  We lease certain real property, equipment and operating facilities under various operating leases. We also incur costs associated with leased land, rights-of-way, permits and regulatory fees whose contracts generally extend beyond one year but can be canceled at any time should they not be required for operations. Future non-cancelable commitments related to these items at December 31, 1999, are summarized below (in thousands):

                         2000                 $ 7,484
                         2001                   5,158
                         2002                   1,706
                         2003                   1,033
                         2004                     933
                         Later years            1,528


  Total lease expense incurred for 1999 was $8.9 million. Lease expense incurred for the period from November 23, 1998 to December 31, 1998 and from January 1, 1998 to November 22, 1998 was $0.2 million and $0.9 million, respectively.

  During 1997, the All American Pipeline experienced a leak in a segment of its pipeline in California which resulted in an estimated 12,000 barrels of crude oil being released into the soil. Immediate action was taken to repair the pipeline leak, contain the spill and to recover the released crude oil. We have expended approximately $400,000 to date in connection with this spill and do not expect any additional expenditures to be material, although we can provide no assurances in that regard.

  Prior to being acquired by our predecessor in 1996, the Ingleside Terminal experienced releases of refined petroleum products into the soil and groundwater underlying the site due to activities on the property. We are undertaking a voluntary state-administered remediation of the contamination on the property to determine the extent of the contamination. We have proposed extending the scope of our study and are awaiting the state's response. We have spent approximately $130,000 to date in investigating the contamination at this site. We do not anticipate the total additional costs related to this site to exceed $250,000, although no assurance can be given that the actual cost could not exceed such estimate. In addition, a portion of any such costs may be reimbursed to us from Plains Resources.

 Litigation

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, et al. The suit alleged that Plains All American Pipeline, L.P. and certain of our general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases have been filed in the Southern District of Texas, some of which name our general partner and Plains Resources as additional defendants. Plaintiffs allege that the defendants are liable for securities fraud violations under Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933. The court has consolidated all subsequently filed cases under the first filed action described above. Two unopposed motions are currently pending to appoint lead plaintiffs. These motions ask the court to appoint two distinct lead plaintiffs to represent two different plaintiff classes: (1) purchasers of Plains Resources common stock and options and (2) purchasers of our common units. Once lead plaintiffs have been appointed, the plaintiffs will file their consolidated amended complaints. No answer or responsive pleading is due until thirty days after a consolidated amended complaint is filed.

  Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named our general partner, its directors and certain of its officers as defendants, and allege that the defendants breached the fiduciary duties that they owed to Plains All American Pipeline, L.P. and its unitholders by failing to monitor properly the activities of its employees. The derivative complaints allege, among other things, that Plains All American Pipeline has been harmed due to the negligence or breach of loyalty of the officers and directors that are named in the lawsuits. These cases are currently in the process of being consolidated. No answer or responsive pleading is due until these cases have been consolidated and a consolidated complaint has been filed.

  We are a defendant, in the ordinary course of business, in various other legal proceedings in which our exposure, individually and in the aggregate, is not considered material to the accompanying financial statements.

  We may experience future releases of crude oil into the environment from our pipeline and storage operations, or discover releases that were previously unidentified. While we maintain an extensive inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any future environmental releases from our assets may substantially affect our business.

NOTE 16 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             FIRST         SECOND       THIRD        FOURTH
                                            QUARTER        QUARTER     QUARTER       QUARTER        TOTAL
                                            -------        -------     -------       -------       -------
                                                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
    1999(1)
    Revenues                                $  455,760   $ 862,524    $1,127,808    $2,255,829    $4,701,921
    Gross margin                                (1,546)      4,985       (38,922)      (20,643)      (56,126)
    Operating loss                              (6,965)     (4,624)      (51,892)      (33,597)      (97,078)
    Net loss                                   (10,061)     (9,154)      (60,131)      (24,014)     (103,360)
    Net loss per limited partner unit            (0.33)      (0.29)        (1.88)        (0.69)        (3.21)
    Cash distributions per common unit(2)   $    0.450   $   0.463    $    0.481    $    0.450    $    1.844

    1998(1)
    Revenues                                $  167,461   $ 163,222    $  424,970    $  374,036    $1,129,689
    Gross margin                                 4,004       5,196         6,914        15,266        31,380
    Operating income                             2,715       3,823         3,410        10,764        20,712
    Net income (loss)                            1,240       2,014        (1,212)        3,992         6,034
    Net income (loss) per limited partner
     unit                                         0.07        0.12         (0.07)         0.17         (3.21)
    Cash distributions per common unit(2)   $       --   $      --    $       --    $    0.193    $    0.193

---------
(1) As indicated in Note 3, quarterly results have been restated from amounts previously reported due to the unauthorized trading losses.
(2) Represents cash distributions declared per common unit for the period indicated. Distributions are paid in the quarter following declaration.

NOTE 17 -- OPERATING SEGMENTS

  Our operations consist of two operating segments: (1) Pipeline Operations - engages in interstate and intrastate crude oil pipeline transportation and certain related merchant activities; (2) Marketing, Gathering, Terminalling and Storage Operations - engages in purchases and resales of crude oil at various points along the distribution chain and the leasing of certain terminalling and storage assets. Prior to the July 1998 acquisition of the All American Pipeline and SJV Gathering System, our predecessor had only marketing, gathering, terminalling and storage operations. We evaluate segment performance based on gross margin, gross profit and income before provision in lieu of income taxes and extraordinary items.

  The following table summarizes segment revenues, gross margin, gross profit and income (loss) before provision in lieu of income taxes and extraordinary items:

                                                                       MARKETING,
                                                                       GATHERING,
                                                                       TERMINATING
(IN THOUSANDS)                                          PIPELINE        & STORAGE         TOTAL
---------------------------------------------------------------------------------------------------
1999
Revenues:
  External Customers                                    $ 854,377       $ 3,847,544     $ 4,701,921
  Intersegment(a)                                         131,445                 -         131,445
  Other                                                       195               763             958
                                                        ---------       -----------     -----------
    Total revenues of reportable segments               $ 986,017       $ 3,848,307     $ 4,834,324
                                                        =========       ===========     ===========
Segment gross margin(b)                                 $  58,001       $  (114,127)    $   (56,126)
Segment gross profit(c)                                    55,384          (133,708)        (78,324)
Net income (loss) before extraordinary item                46,075          (147,890)       (101,815)
Interest expense                                           13,572             7,567          21,139
Depreciation and amortization                              10,979             6,365          17,344
Capital expenditures                                       69,375           119,911         189,286
Total assets                                              524,438           698,599       1,223,037
---------------------------------------------------------------------------------------------------
COMBINED TOTAL FOR THE YEAR ENDED DECEMBER 31, 1998 (RESTATED) (UNAUDITED)
Revenues:
  External Customers                                    $ 254,228       $   875,461     $ 1,129,689
  Intersegment(a)                                          23,195             2,820          26,015
  Other                                                       603               (19)            584
                                                        ---------       -----------     -----------
    Total revenues of reportable segments               $ 278,026       $   878,262     $ 1,156,288
                                                        =========       ===========     ===========
Segment gross margin(b)                                 $  16,768       $    14,612     $    31,380
Segment gross provision in lieu of profit(c)               15,723            10,360          26,083
Net income before provision in lieu of income taxes         3,187             5,478           8,665
Interest expense                                            9,108             3,523          12,631
Depreciation and amortization                               4,031             1,340           5,371
Provision in lieu of income taxes                             822             1,809           2,631
Capital expenditures                                      393,731             7,212         400,943
Total assets                                              471,864           135,322         607,186
---------------------------------------------------------------------------------------------------
NOVEMBER 23, 1998 TO DECEMBER 31, 1998 (RESTATED)
Revenues:
  External Customers                                    $  54,089       $   122,356     $   176,445
  Intersegment(a)                                           2,029               429           2,458
  Other                                                         -                12              12
                                                        ---------       -----------     -----------
    Total revenues of reportable segments               $  56,118       $   122,797     $   178,915
                                                        =========       ===========     ===========
Segment gross margin(b)                                 $   3,546       $     1,553     $     5,099
Segment gross profit(c)                                     3,329               999           4,328
Net income                                                  1,035               742           1,777
Interest expense                                            1,321                50           1,371
Depreciation and amortization                                 973               219           1,192
Capital expenditures                                          352             2,535           2,887
Total assets                                              471,864           135,322         607,186
---------------------------------------------------------------------------------------------------
JANUARY 1, 1998 TO NOVEMBER 22, 1998 (PREDECESSOR) (RESTATED)
Revenues:
  External Customers                                    $ 200,139       $   753,105     $   953,244
  Intersegment(a)                                          21,166             2,391          23,557
  Other                                                       603               (31)            572
                                                        ---------       -----------     -----------
    Total revenues of reportable segments               $ 221,908       $   755,465     $   977,373
                                                        =========       ===========     ===========
Segment gross margin(b)                                 $  13,222       $    13,059     $    26,281
Segment gross profit(c)                                    12,394             9,361          21,755
Net income before provision in lieu of income taxes         2,152             4,736           6,888
Interest expense                                            7,787             3,473          11,260
Depreciation and amortization                               3,058             1,121           4,179
Provision in lieu of income taxes                             822             1,809           2,631
Capital expenditures                                      393,379             4,677         398,056
---------------------------------------------------------------------------------------------------

a)  Intersegment sales were conducted on an arm's length basis.
b) Gross margin is calculated as revenues less cost of sales and operations expenses.
c) Gross profit is calculated as revenues less costs of sales and operations expenses and general and administrative expenses.