Form 10-Q
period 2000-03-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2000-05-15
CIK 1070423

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

       [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

At May 10, 2000, there were outstanding 23,049,239 Common Units, 1,307,190 Class B Common Units and 10,029,619 Subordinated Units.


================================================================================

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                            PAGE
                                                                            ----
PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets:
    March 31, 2000 and December 31, 1999...................................    3
Consolidated Statements of Operations:
    For the three months ended March 31, 2000 and 1999.....................    4
Consolidated Statements of Cash Flows:
    For the three months ended March 31, 2000 and 1999.....................    5
Consolidated Statement of Partners' Capital:
    For the three months ended March 31, 2000..............................    6
Notes to Consolidated Financial Statements.................................    7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS....................................   11

PART II. OTHER INFORMATION.................................................   19

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)

                                                                 March 31,       December 31,
                                                                   2000              1999
                                                                -----------       -----------
                                                                (unaudited)
                            ASSETS
CURRENT ASSETS
Cash and cash equivalents                                       $     7,193       $    53,768
Accounts receivable and other                                       502,895           508,920
Inventory                                                            52,848            72,697
Assets held for sale (Note 3)                                             -           103,615
                                                                -----------       -----------
Total current assets                                                562,936           739,000
                                                                -----------       -----------
PROPERTY AND EQUIPMENT                                              455,572           454,878
Less allowance for depreciation and amortization                    (14,774)          (11,581)
                                                                -----------       -----------
                                                                    440,798           443,297
                                                                -----------       -----------
OTHER ASSETS
Pipeline linefill                                                    17,633            17,633
Other                                                                15,346            23,107
                                                                -----------       -----------
                                                                $ 1,036,713       $ 1,223,037
                                                                ===========       ===========
                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and other current liabilities                    $ 480,559         $ 485,400
Due to affiliates                                                    28,463            42,692
Short-term debt and current portion of long-term debt                     -           109,369
                                                                -----------       -----------
Total current liabilities                                           509,022           637,461

LONG-TERM LIABILITIES
Bank debt                                                           159,100           259,450
Subordinated note payable - general partner                         114,000           114,000
Other long-term liabilities and deferred credits                     12,516            19,153
                                                                -----------       -----------
Total liabilities                                                   794,638         1,030,064
                                                                -----------       -----------
PARTNERS' CAPITAL
Common unitholders (23,049,239 units outstanding)                   237,503           208,359
Class B common unitholders (1,307,190 units outstanding)             22,201            20,548
Subordinated unitholders (10,029,619 units outstanding)             (18,426)          (35,621)
General partner                                                         797              (313)
                                                                -----------       -----------
Total partners' capital                                             242,075           192,973
                                                                -----------       -----------
                                                                $ 1,036,713       $ 1,223,037
                                                                ===========       ===========


                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)
                                  (unaudited)

                                                             Three Months Ended
                                                                  March 31,
                                                         ---------------------------
                                                            2000             1999
                                                         ---------         ---------
                                                                           (restated)

REVENUES                                                 $ 999,319         $ 455,760

COST OF SALES AND OPERATIONS                               962,767           436,101
UNAUTHORIZED TRADING LOSSES
  AND RELATED EXPENSES (Note 2)                                  -            21,205
                                                         ---------         ---------
Gross Margin                                                36,552            (1,546)
                                                         ---------         ---------
EXPENSES

General and administrative                                   8,495             2,178
Depreciation and amortization                               10,138             2,831
Restructuring expense                                            -               410
                                                         ---------         ---------
Total expenses                                              18,633             5,419
                                                         ---------         ---------
Operating income (loss)                                     17,919            (6,965)

Interest expense                                            (6,856)           (3,193)
Related party interest expense                              (2,302)                -
Noncash compensation expense                                  (131)                -
Gain on sale of assets (Note 3)                             48,188                 -
Interest and other income                                    7,482                97
                                                         ---------         ---------
Net income (loss) before extraordinary item                 64,300           (10,061)
Extraordinary item                                          (4,145)                -
                                                         ---------         ---------
NET INCOME (LOSS)                                        $  60,155         $ (10,061)
                                                         =========         =========
NET INCOME (LOSS) - LIMITED PARTNERS                     $  58,952         $  (9,860)
                                                         =========         =========
NET INCOME (LOSS) - GENERAL PARTNER                      $   1,203         $    (201)
                                                         =========         =========
BASIC AND DILUTED NET INCOME (LOSS)
  PER LIMITED PARTNER UNIT
    Net income (loss) before extraordinary item          $    1.83         $   (0.33)
    Extraordinary item                                       (0.12)                -
                                                         ---------         ---------
    Net income (loss)                                    $    1.71         $   (0.33)
                                                         =========         =========
WEIGHTED AVERAGE UNITS
  OUTSTANDING                                               34,386            30,089
                                                         =========         =========




                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)

                                                              Three Months Ended
                                                                    March 31,
                                                           ----------------------------
                                                             2000               1999
                                                           ---------          ---------
                                                                          (restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                          $  60,155          $ (10,061)
Items not affecting cash flows
  from operating activities:
    Depreciation and amortization                             10,138              2,831
    Gain on the sale of assets (Note 3)                      (48,188)                 -
    Other noncash items                                       (2,961)               110
Change in assets and liabilities:
  Accounts receivable and other                              (19,800)           (36,396)
  Inventory                                                  (18,163)            13,316
  Accounts payable and other current liabilities              (9,526)            36,966
  Pipeline linefill                                                -             (2,490)
                                                           ---------          ---------
Net cash provided by (used in) operating activities          (28,345)             4,276
                                                           ---------          ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                           (2,198)            (2,791)
Proceeds from sales of assets (Note 3)                       219,100                  -
Additions to other assets                                          -               (647)
                                                           ---------          ---------
Net cash provided by (used in) investing activities          216,902             (3,438)
                                                           ---------          ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliates                                     (14,229)               (82)
Proceeds from long-term debt                                  12,000             14,100
Proceeds from short-term debt                                 20,000              4,250
Principal payments of long-term debt                        (136,500)            (8,100)
Principal payments of short-term debt                       (105,219)            (9,900)
Distributions to unitholders                                 (11,184)            (5,926)
                                                           ---------          ---------
Net cash used in financing activities                       (235,132)            (5,658)
                                                           ---------          ---------
Net decrease in cash and cash equivalents                    (46,575)            (4,820)
Cash and cash equivalents, beginning of period                53,768              5,503
                                                           ---------          ---------
Cash and cash equivalents, end of period                   $   7,193          $     683
                                                           =========          =========



                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                (in thousands)
                                  (unaudited)

                                                                                                                      Total
                                                                Class B                                   General    Partners'
                                       Common Units           Common Units        Subordinated Units      Partner    Capital
                                   -------------------      -----------------     ------------------      ------    ---------
                                   Units       Amount       Units     Amount      Units      Amount       Amount      Amount
                                   ------    ---------      -----    --------     ------    --------      ------    ---------
Balance at December 31, 1999       23,049    $ 208,359      1,307    $ 20,548     10,030    $(35,621)     $ (313)   $ 192,973

Noncash compensation expense            -            -          -           -          -           -         131          131

Distributions                           -      (10,372)         -        (588)         -           -        (224)     (11,184)

Net income                              -       39,516          -       2,241          -      17,195       1,203       60,155
                                   ------    ---------      -----    --------     ------    --------      ------    ---------
Balance at March 31, 2000          23,049    $ 237,503      1,307    $ 22,201     10,030    $(18,426)      $ 797    $ 242,075
                                   ======    =========      =====    ========     ======    ========      ======    =========















                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

  We are a Delaware limited partnership that was formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of the midstream subsidiaries of Plains Resources. Our operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Scurlock Permian Pipe Line LLC. Our general partner, Plains All American Inc., is a wholly owned subsidiary of Plains Resources. We are engaged in interstate and intrastate crude oil transportation, gathering and marketing as well as crude oil terminalling and storage activities. Our operations are conducted primarily in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

  The accompanying financial statements and related notes present our consolidated financial position as of March 31, 2000 and December 31, 1999; the results of our operations and cash flows for the three months ended March 31, 2000 and 1999; and changes in partners' capital for the three months ended March 31, 2000. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). All adjustments, consisting only of normal recurring adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform with current period presentation. The results of operations for the three months ended March 31, 2000 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 1999 Annual Report on Form 10-K.

 Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. This statement was amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") issued in June 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We are required to adopt this statement beginning in 2001. We have not yet determined the impact of adopting SFAS 133; however, this standard could increase volatility in earnings and partners' capital through comprehensive income.

NOTE 2 -- UNAUTHORIZED TRADING LOSSES AND RESTATED FINANCIAL STATEMENTS

  In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). A full investigation into the unauthorized trading activities by outside legal counsel and independent accountants and consultants determined that the vast majority of the losses occurred from March through November 1999, and that the impact warranted a restatement of previously reported financial information for 1999 and 1998. Consequently, the consolidated financial statements for 1999 appearing in this report were previously restated to reflect the unauthorized trading losses.

NOTE 3 -- ASSET DISPOSITIONS

  We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. This sale was completed in March 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, one of our subsidiaries has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from Goodyear on July 30, 1998. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used (1) to repay outstanding indebtedness under our $65.0 million senior secured term credit facility entered into in December 1999 to fund short-term working capital requirements resulting from the unauthorized trading losses and (2) for general working capital purposes. We recognized a total gain of $44.6 million in connection with the sale of the linefill, of which $16.5 million was recorded in the fourth quarter of 1999.

  On March 24, 2000, we completed the sale of the above referenced segment of the All American Pipeline to a unit of El Paso Energy Corporation for proceeds of approximately $124.0 million, which are net of associated transaction costs and estimated costs to remove certain equipment. We recognized a gain of $20.1 million in connection with the sale in the first quarter of 2000. Proceeds from the sale were used to permanently reduce the All American Pipeline, L.P. term loan facility. As a result, $6.8 million of an unamortized gain realized upon the termination of interest rate swaps was recognized in the first quarter of 2000 and is included in interest and other income.

NOTE 4 -- ACQUISITIONS

 Scurlock Acquisition

  On May 12, 1999, we completed the acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC. Including working capital adjustments and closing and financing costs, the cash purchase price was approximately $141.7 million.

 Pro Forma Results for the Scurlock Acquisition

  The following unaudited pro forma data is presented to show pro forma revenues, net loss and basic and diluted net loss per limited partner unit as if the Scurlock acquisition, which was effective May 1, 1999, had occurred on January 1, 1999 (in thousands):

                                            Three Months
                                               Ended
                                           March 31, 1999
                                            ------------
                 Revenues                     $ 730,751
                                              =========
                 Net loss                     $    (842)
                                              =========
                 Basic and diluted net loss
                   per limited partner unit   $   (0.03)
                                              =========

NOTE 5 -- DISTRIBUTIONS

  On February 14, 2000, we paid a cash distribution of $0.45 per unit on our outstanding common units and Class B units. The distribution was paid to unitholders of record on February 7, 2000 for the period October 1, 1999 through December 31, 1999. The total distribution paid was approximately $11.2 million, with approximately $7.2 million paid to our public unitholders and the remainder paid to our general partner for its limited and general partner interests. The distribution is equal to the minimum quarterly distribution specified in the Partnership Agreement. No distribution was declared on the subordinated units owned by our general partner.

  On April 25, 2000, we declared a cash distribution of $0.45 per unit on our outstanding common units, Class B units and subordinated units. The distribution is payable on May 15, 2000, to unitholders of record on May 5, 2000 for the period January 1, 2000 through March 31, 2000. The total distribution to be paid is approximately $15.8 million, with approximately $7.3 million to be paid to our public unitholders and the remainder to be paid to our general partner for its limited and general partner interests.

NOTE 6 -- EXTRAORDINARY ITEM

  During the quarter ended March 31, 2000, we recognized an extraordinary loss related to the early extinguishment of debt. The loss is related to the permanent reduction of the All American Pipeline, L.P. term loan facility with proceeds from the sale of the segment of the All American Pipeline (see Note 3).

NOTE 7 -- OPERATING SEGMENTS

  Our operations consist of two operating segments: (1) Pipeline Operations - engages in interstate and intrastate crude oil pipeline transportation and certain related merchant activities; (2) Marketing, Gathering, Terminalling and Storage Operations - engages in purchases and resales of crude oil at various points along the distribution chain and the leasing of certain terminalling and storage.

                                                                  Marketing,
                                                                  Gathering,
                                                                 Terminalling
 (in thousands) (unaudited)                     Pipeline           & Storage           Total
------------------------------------------------------------------------------------------------
 Three Months Ended March 31, 2000
 Revenues:
  External Customers                            $ 180,058          $ 819,261        $   999,319
  Intersegment  (a)                                54,415                  -             54,415
  Other                                             6,973                509              7,482
                                                ---------          ---------        -----------
   Total revenues of reportable segments        $ 241,446          $ 819,770        $ 1,061,216
                                                =========          =========        ===========

 Segment gross margin (b)                       $  13,155          $  23,397        $    36,552
 Segment gross profit (c)                          12,198             15,859             28,057
 Net income before extraordinary item              62,329              1,971             64,300
 Total assets                                     764,328            272,385          1,036,713

------------------------------------------------------------------------------------------------
 Three Months Ended March 31, 1999 (restated)
 Revenues:
  External Customers                            $ 154,487          $ 301,273        $   455,760
  Intersegment  (a)                                15,305                 55             15,360
  Other                                                66                 31                 97
                                                ---------          ---------        -----------
   Total revenues of reportable segments        $ 169,858          $ 301,359        $   471,217
                                                =========          =========        ===========

 Segment gross margin (b)                       $  12,019          $ (13,565)       $    (1,546)
 Segment gross profit (c)                          11,224            (14,948)            (3,724)
 Net income (loss)                                  5,474            (15,535)           (10,061)
------------------------------------------------------------------------------------------------

a) Intersegment sales were conducted on an arm's length basis.
b) Gross margin is calculated as revenues less cost of sales and operations expenses.
c) Gross profit is calculated as revenues less costs of sales and operations expenses and general and administrative expenses.

NOTE 8 -- SUBSEQUENT EVENTS

 Credit Facilities

  On May 8, 2000, we entered into new bank credit agreements. The borrower under the new facilities is Plains Marketing, L.P. We are a guarantor of the obligations under the credit facilities. The obligations are also guaranteed by the subsidiaries of Plains Marketing, L.P. We entered into the credit agreements in order to:

  . refinance the existing bank debt of Plains Marketing, L.P. and Plains Scurlock Permian, L.P. in conjunction with the merger of these subsidiaries;
  .  refinance existing bank debt of All American Pipeline, L.P.;
  . repay up to $114.0 million plus accrued interest of subordinated debt to our general partner, and
  . provide additional flexibility for working capital, capital expenditures, and for other general corporate purposes.

  Our new bank credit agreements consist of:

  . a $400 million senior secured revolving credit facility. At closing, we had $256.0 million outstanding under the revolving credit facility. The revolving credit facility is secured by substantially all of our assets and matures in April 2004. No principal is scheduled for payment prior to maturity. The revolving credit facility bears interest at our option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin. We incur a commitment fee on the unused portion of the revolving credit facility.

  . a $300 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The letter of credit facility has a sublimit for cash borrowings of $100 million to purchase crude oil which has been hedged against future price risk and is secured by substantially all of our assets. The letter of credit facility expires in April 2003. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain of our current assets and current liabilities, primarily accounts receivable and accounts payable related to the purchase and sale of crude oil. At closing, there were letters of credit of approximately $173.8 million and borrowings of approximately $20.3 million outstanding under this facility.

  Our bank credit agreements prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, the agreements contain various covenants limiting our ability to, among other things:

  .  incur indebtedness;
  .  grant liens;
  .  sell assets;
  .  enter into hedging contracts;
  .  make investments;
  .  extend credit;
  .  engage in transactions with affiliates;
  .  enter into prohibited contracts; and
  .  enter into a merger or consolidation.

  Our bank credit agreements treat a change of control as an event of default and also requires us to maintain:

  .  a current ratio (as defined) of 1.0 to 1.0;
  . a debt coverage ratio which is not greater that 4.0 to 1.0 for the period from March 31, 2000 to March 31, 2002 and subsequently 3.75 to 1.0;
  . an interest coverage ratio which is not less than 2.75 to 1.0; and . a debt to capital ratio of not greater than 0.65 to 1.0.

  At March 31, 2000, there were letters of credit of approximately $192.8 million and borrowings of $159.1 million outstanding under the credit facilities which were refinanced. Due to the refinancing, we reclassified the current portion of our existing bank debt of $24.2 million at March 31, 2000, to long-term.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  We were formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of the midstream subsidiaries of Plains Resources. Our operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Scurlock Pipe Line LLC. Plains All American Inc., a wholly owned subsidiary of Plains Resources, is our general partner. We are engaged in interstate and intrastate crude oil transportation, gathering and marketing as well as crude oil terminalling and storage activities. Our operations are conducted primarily in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

  Pipeline Operations. Our activities from pipeline operations generally consist of transporting third-party volumes of crude oil for a tariff and merchant activities designed to capture price differentials between the cost to purchase and transport crude oil to a sales point and the price received for such crude oil at the sales point. Tariffs on our pipeline systems vary by receipt point and delivery point. The gross margin generated by our tariff activities depends on the volumes transported on the pipeline and the level of the tariff charged, as well as the fixed and variable costs of operating the pipeline. Our ability to generate a profit on margin activities is not tied to the absolute level of crude oil prices but is generated by the difference between an index-related price paid and other costs incurred in the purchase of crude oil and an index-related price at which we sell crude oil. We are well positioned to take advantage of these price differentials due to our ability to move purchased volumes on our pipeline systems. We combine reporting of gross margin for tariff activities and margin activities due to the sharing of fixed costs between the two activities.

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

2000 ASSET DISPOSITIONS

  On March 24, 2000, we completed the sale of the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas to a unit of El Paso Energy Corporation, for proceeds of approximately $124.0 million, which are net of associated transaction costs and estimated costs to remove certain equipment. We recognized a total gain of $20.1 million in connection with the sale in the first quarter of 2000. In November 1999, we initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline. The sale of the linefill was completed in March 2000. We recognized a total gain of $44.6 million in connection with the sale of the linefill, of which $16.5 million was recorded in the fourth quarter of 1999.

UNAUTHORIZED TRADING LOSSES

  In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). A full investigation into the unauthorized trading activities by outside legal counsel and independent accountants and consultants determined that the vast majority of the losses occurred from March through November 1999, and that the impact warranted a restatement of previously reported financial information for 1999 and 1998. Consequently, the consolidated financial statements for 1999 appearing in this report were previously restated to reflect the unauthorized trading losses.

RESULTS OF OPERATIONS

  For the three months ended March 31, 2000, we reported net income of $60.2 million on total revenue of $1.0 billion compared to a net loss for the same period in 1999 of $10.1 million on total revenues of $455.8 million. The results for the three months ended March 31, 2000 and 1999 include the following nonrecurring or notable items:

  2000
  . a $28.1 million gain on the portion of the All American Pipeline linefill that was sold in 2000;
  . a $20.1 million gain on the sale of the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas;
  . $6.8 million of previously deferred gains on interest rate swap terminations recognized due to the early extinguishment of debt;
  . an extraordinary loss of $4.1 million related to the early extinguishment of debt, and
  . amortization of $4.6 million of debt issue costs associated with facilities put in place during the fourth quarter of 1999.

  1999
  . $21.2 million of unauthorized trading losses and . restructuring expenses of $0.4 million.

  Excluding the above mentioned items, we would have reported net income of $13.9 million and $11.5 million for the three months ended March 31, 2000 and 1999, respectively.

  The following table sets forth our operating results for the periods indicated and includes the impact of nonrecurring items discussed above (in thousands) (unaudited):
                                                        THREE MONTHS ENDED
                                                              MARCH 31,
                                                     ------------------------
                                                       2000            1999
                                                     --------        --------
                                                                    (RESTATED)
                OPERATING RESULTS:
                  Revenues                           $999,319        $455,760
                                                     ========        ========
                  Gross margin:
                    Pipeline                         $ 13,155        $ 12,019
                    Gathering and marketing
                      and terminalling and storage     23,397           7,640
                    Unauthorized trading losses             -         (21,205)
                                                     --------        --------
                      Total                            36,552          (1,546)

                  General and administrative expense   (8,495)         (2,178)
                                                     --------        --------
                  Gross profit                       $ 28,057        $ (3,724)
                                                     ========        ========
                  Net income (loss)                  $ 60,155        $(10,061)
                                                     ========        ========
                AVERAGE DAILY VOLUMES (BARRELS):
                  Pipeline Activities:
                    All American
                      Tariff activities                    71             126
                      Margin activities                    44              47
                    Other                                 115               -
                                                     --------        --------
                    Total                                 230             173
                                                     ========        ========
                  Lease gathering                         257             121
                  Bulk purchases                           29              94
                                                     --------        --------
                    Total                                 286             215
                                                     ========        ========
                  Terminal throughput                      50              75
                                                     ========        ========
                Storage leased to third parties,
                  monthly average volumes                 820           1,710
                                                     ========        ========

  Pipeline Operations. Gross margin from pipeline operations was $13.2 million for the quarter ended March 31, 2000 compared to $12.0 million for the prior year quarter. The increase resulted primarily from the Scurlock and West Texas gathering systems that were acquired in the second and third quarters of 1999, and which contributed approximately $2.8 million of pipeline gross margin in the first quarter of 2000. The increase was partially offset by lower tariff transport volumes, due to lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California, and the sale of the segment of the All American Pipeline.

  The margin between revenue and direct cost of crude purchased was $5.1 million for the quarter ended March 31, 2000 compared to $5.0 million for the prior year first quarter. Pipeline tariff revenues were approximately $11.3 million for the first quarter of 2000 compared to approximately $13.1 million for the same period in 1999. Pipeline operations and maintenance expenses were approximately $3.5 million for the first quarter of 2000 compared to $6.1 million for the first quarter of 1999 primarily due to the sale of the All American Pipeline segment.

  Tariff transport volumes on the All American Pipeline decreased from an average of 126,000 barrels per day for the quarter ended March 31, 1999 to 71,000 barrels per day in the comparable quarter of 2000, primarily due to a decrease in shipments of offshore California production, which decreased from 87,000 barrels per day to 71,000 barrels per day and the sale of the California to Texas portion of the line. Barrels associated with our merchant activities on the All American Pipeline decreased from 47,000 barrels per day in the first quarter of 1999 to 44,000 barrels per day in the same quarter of 2000 also due to the sale of the line. Tariff volumes shipped on the Scurlock and West Texas gathering systems (acquired subsequent to the first quarter of 1999) averaged 115,000 barrels per day during the first quarter of 2000.

  The following table sets forth All American Pipeline average deliveries per day within and outside California for the periods presented (in thousands):

                                                         THREE MONTHS
                                                            ENDED
                                                           MARCH 31,
                                                        ---------------
                                                        2000       1999
                                                        ----       ----
                Deliveries:
                  Average daily volumes (barrels):
                    Within California                    115        112
                    Outside California(1)                  -         61
                                                        ----       ----
                      Total                              115        173
                                                        ====       ====
         --------------
         (1) Shipments outside California in 1999 were attributable to the segment of the pipeline that was sold in 2000.

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $23.4 million for the quarter ended March 31, 2000 compared to $7.6 million in the prior year quarter (excluding the unauthorized trading losses). The increase in gross margin is primarily due to an increase in lease gathering volumes, as a result of the Scurlock acquisition and favorable market conditions in the current year quarter. Lease gathering volumes increased from an average of 121,000 barrels per day for the first quarter of 1999 to approximately 257,000 barrels per day in 2000. Bulk purchase volumes decreased from approximately 94,000 barrels per day for the first quarter of 1999 to approximately 29,000 barrels per day in the current period due to the termination of purchase contracts subsequent to the discovery of the unauthorized trading losses. Due to a shift in the market from contango to backwardation, lease capacity decreased to 820,000 barrels per month and use of tankage for proprietary arbitrage opportunities increased.

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost to us of obtaining letters of credit increased under our amended credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower-margin wellhead and bulk purchases, our purchase contracts were terminated.

  Lease gathering and bulk purchase volumes are down approximately 190,000 barrels per day from the 1999 fourth quarter level. We had previously estimated that our lease gathering and bulk volumes would be down approximately 150,000 barrels per day. The impact during the quarter was negligible as these barrels were predominantly thin margin barrels that did not support the additional cost of a letter of credit.

  General and administrative expenses were $8.5 million for the quarter ended March 31, 2000, compared to $2.2 million for the first quarter in 1999. The increase in 2000 is primarily due to the Scurlock and West Texas gathering system acquisitions and the resulting increase in activity and increased consulting and legal expenses as a result of the unauthorized trading losses.

  Depreciation and amortization expense was $10.1 million for the quarter ended March 31, 2000, compared to $2.8 million for the first quarter of 1999. The increase is primarily due to the Scurlock acquisition and the West Texas gathering system acquisition during the second and third quarters of 1999. In addition, during the quarter, we amortized $4.6 million associated with facilities put in place during the fourth quarter of 1999 due to the unauthorized trading losses. Such amounts will not be carried forward into future quarters. These increases were partially offset by decreased depreciation related to the segment of the All American Pipeline that was sold.

  Interest expense was $9.2 million for the quarter ended March 31, 2000, compared to $3.2 million for 1999. The increase is primarily due to interest associated with the debt incurred for the Scurlock and West Texas gathering system acquisitions and to an increase in debt levels and interest rates as a result of the unauthorized trading losses. Based on current interest rate and debt levels, we estimate second quarter interest expense will be approximately $3.0 million lower than the first quarter.

  On March 24, 2000, we permanently reduced the All American Pipeline, L.P. term loan facility with the proceeds from the sale of the segment of the All American Pipeline. In connection therewith, a proportionate amount of unamortized interest rate swap gains of approximately $6.8 million was recognized in the first quarter of 2000 and is included in interest and other income. In addition, the extraordinary item of $4.1 million in 2000 relates to the write-off of a proportionate amount of debt issue costs associated with this facility.

CAPITAL RESOURCES, LIQUIDITY AND FINANCIAL CONDITION

 Asset Dispositions

  We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. The sale was completed in March 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third-party volumes, one of our subsidiaries has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from Goodyear on July 30, 1998. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used (1) to repay outstanding indebtedness under our $65.0 million senior secured term credit facility entered into in December 1999 to fund short-term working capital requirements resulting from the unauthorized trading losses and (2) for general working capital purposes. We recognized a total gain of $44.6 million in connection with the sale of the linefill, of which $16.5 million was recorded in the fourth quarter of 1999.

  On March 24, 2000, we completed the sale of the above referenced segment of the All American Pipeline to a unit of El Paso Energy Corporation for proceeds of approximatley $124.0 million, which are net of associated transaction costs and estimated costs to remove certain equipment. We recognized a gain of $20.1 million in connection with the sale in the first quarter of 2000. Proceeds from the sale were used to permanently reduce the All American Pipeline, L.P. term loan facility. As a result, $6.8 million of an unamortized gain realized upon the termination of interest rate swaps was recognized in the first quarter of 2000 and is included in interest and other income.

 Credit Facilities

  Amounts outstanding under our credit agreements before and after refinancing were as follows (in thousands) (unaudited):

                                                                                   MARCH 31,      MAY 8,
                                                                                      2000         2000
                                                                                   ---------    ---------
      New Plains Marketing, L.P. revolving credit facility                         $       -    $ 256,250
      New Plains Marketing, L.P. letter of credit and hedged inventory facility            -       20,250
      All American Pipeline, L.P. bank credit agreement                               63,000            -
      Plains Scurlock bank credit agreement                                           82,600            -
      Plains Marketing, L.P. letter of credit and borrowing facility                  13,500            -
      Subordinated note payable - general partner                                    114,000            -
                                                                                   ---------    ---------
                                                                                   $ 273,100    $ 276,250
                                                                                   =========    =========

 Credit Facilities

  On May 8, 2000, we entered into new bank credit agreements. The borrower under the new facilities is Plains Marketing, L.P. We are a guarantor of the obligations under the credit facilities. The obligations are also guaranteed by the subsidiaries of Plains Marketing, L.P. We entered into the credit agreements in order to:

  . refinance the existing bank debt of Plains Marketing, L.P. and Plains Scurlock Permian, L.P. in conjunction with the merger of these subsidiaries;
  .  refinance existing bank debt of All American Pipeline, L.P.;
  . repay up to $114.0 million plus accrued interest of subordinated debt to our general partner, and
  . provide additional flexibility for working capital, capital expenditures, and for other general corporate purposes.

  Our new bank credit agreements consist of:

  . a $400 million senior secured revolving credit facility. At closing, we had $256.0 million outstanding under the revolving credit facility. The revolving credit facility is secured by substantially all of our assets and matures in April 2004. No principal is scheduled for payment prior to maturity. The revolving credit facility bears interest at our option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin. We incur a commitment fee on the unused portion of the revolving credit facility.

  . a $300 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The letter of credit facility is secured by substantially all of our assets and has a sublimit for cash borrowings of $100 million to purchase crude oil which has been hedged against future price risk. The letter of credit facility expires in April 2003. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain of our current assets and current liabilities, primarily accounts receivable and accounts payable related to the purchase and sale of crude oil. At closing, there were letters of credit of approximately $173.8 million and borrowings of approximately $20.3 million outstanding under this facility.

  Our bank credit agreements prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, the agreements contain various covenants limiting our ability to, among other things:

  .  incur indebtedness;
  .  grant liens;
  .  sell assets;
  .  enter into hedging contracts;
  .  make investments;
  .  extend credit;
  .  engage in transactions with affiliates;
  .  enter into prohibited contracts; and
  .  enter into a merger or consolidation.

  Our bank credit agreements treat a change of control as an event of default and also requires us to maintain:

  .  a current ratio (as defined) of 1.0 to 1.0;
  . a debt coverage ratio which is not greater that 4.0 to 1.0 for the period from March 31, 2000 to March 31, 2002 and subsequently 3.75 to 1.0;
  . an interest coverage ratio which is not less than 2.75 to 1.0; and . a debt to capital ratio of not greater than 0.65 to 1.0.

  At March 31, 2000, there were letters of credit of approximately $192.8 million and borrowings of $159.1 million outstanding under the credit facilities which were refinanced. Due to the refinancing, we reclassified the current portion of our existing bank debt of $24.2 million at March 31, 2000, to long-term.

  Cash Flows
                                              THREE MONTHS ENDED
                                                   MARCH 31,
                                              -------------------
             (IN MILLIONS) (UNAUDITED)          2000       1999
             ----------------------------------------------------
                                                        (restated)
             Cash provided by (used in):
               Operating activities           $  (28.3)   $  4.3
               Investing activities              216.9      (3.4)
               Financing activities             (235.1)     (5.7)
             ----------------------------------------------------

  Operating Activities. Net cash used in operating activities for the first quarter of 2000 resulted from the amounts paid during the first quarter of 2000 for the 1999 unauthorized trading losses.

  Investing Activities. Net cash provided by investing activities for the first quarter of 2000 included approximately $129.0 million and $90.1 million of proceeds from the sale of the segment of the All American Pipeline and pipeline linefill, respectively. The balance of the linefill proceeds of approximately $5.0 million was received in April 2000.

  Financing activities. Cash used in financing activities for the first quarter of 2000 resulted from net payments of $209.7 million of short-term and long-term debt. Proceeds used to reduce debt primarily came from the asset sales discussed above.

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

  While we maintain an extensive inspection program designed to prevent and, as applicable, to detect and address releases of crude oil into the environment from our pipeline and storage operations, we may experience such releases in the future, or discover releases that were previously unidentified. Damages and liabilities incurred due to any future environmental releases from our assets may substantially affect our business. See Item 1. - "Legal Proceedings."

ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. This statement was amended by Statement of Financial Accounting Standards No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") issued in June 1999. SFAS 137 defers the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We are required to adopt this statement beginning in 2001. We have not yet determined the impact of adopting SFAS 133; however, this standard could increase volatility in earnings and partners' capital through comprehensive income.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

  We are exposed to various market risks, including volatility in crude oil commodity prices and interest rates. To manage such exposure, we monitor our inventory levels and our expectations of future commodity prices and interest rates when making decisions with respect to risk management. We do not enter into derivative transactions for speculative trading purposes that would expose us to price risk. Substantially all of our derivative contracts are exchanged or traded with major financial institutions and the risk of credit loss is considered remote.

  Commodity Price Risk. The fair value of outstanding derivative instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table below (in millions) (unaudited):

                                   MARCH 31, 2000    DECEMBER 31, 1999
                                   --------------    -----------------
                                          EFFECT OF           EFFECT OF
                                            10%                  10%
                                    FAIR   PRICE      FAIR      PRICE
                                   VALUE   CHANGE    VALUE      CHANGE
                                   -----   ------    -----      ------
    Crude oil:
      Futures contracts             $ 6.4   $  3.1    $   -      $ (2.8)
      Swaps and options contracts    (0.4)       -     (0.6)       (0.1)

  The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps are estimated based on quoted prices from independent reporting services compared to the contract price of the swap which approximate the gain or loss that would have been realized if the contracts had been closed out at the dates indicated above. All hedge positions offset physical positions exposed to the cash market; none of these offsetting physical positions are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10 percent increase in prices regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10 percent change in prompt month crude prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

  Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. The table below presents principal payments and the related weighted average interest rates by expected maturity dates for debt outstanding at March 31, 2000. Our variable rate debt bears interest at LIBOR plus the applicable margin. The average interest rates presented below are based upon rates in effect at March 31, 2000. The carrying value of variable rate bank debt approximates fair value as interest rates are variable, based on prevailing market rates ($ in millions) (unaudited).

                                                            EXPECTED YEAR OF MATURITY
                                    ----------------------------------------------------------------------     FAIR
                                    2000      2001       2002       2003       2004     THEREAFTER  TOTAL      VALUE
                                    -----    -------    -------    -------    -------    -------    ------     -----
LIABILITIES:
  Short-term debt - variable rate   $13.5    $     -    $     -    $     -    $     -    $     -    $ 13.5    $ 13.5
    Average interest rate             8.22%                                                            8.22%
  Long-term debt - variable rate     10.6        0.6        0.7        0.7       80.0      167.0     259.6     259.6
    Average interest rate             8.21%      9.06%      9.06%      9.06%      9.06%      8.19%     8.46%

  At December 31, 1999, the carrying value of short-term and long-term debt of $58.7 million and $424.1 million, respectively, approximated fair value.

  Interest rate swaps and collars are used to hedge underlying debt obligations. These instruments hedge specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At March 31, 2000, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $215.0 million, which positions had an aggregate value of approximately $0.6 million as of such date. These instruments are based on LIBOR margins and generally provide for a floor of 5% and a ceiling of 6.5% for $90.0 million of debt and a floor of 6% and a ceiling of 8% for $125.0 million of debt.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

  All statements, other than statements of historical fact, included in this report are forward-looking statements, including, but not limited to, statements identified by the words ''anticipate,'' ''believe,'' ''estimate,'' ''expect,'' ''plan,'' ''intend'' and ''forecast'' and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. These statements reflect our current views and those of our general partner with respect to future events, based on what we believe are reasonable assumptions. These statements, however, are subject to certain risks, uncertainties and assumptions, including, but not limited to:

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

                          PART II. OTHER INFORMATION

ITEMS 1. LEGAL PROCEEDINGS

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, et al. The suit alleged that Plains All American Pipeline, L.P. and certain of our general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases were filed in the Southern District of Texas, some of which name our general partner and Plains Resources as additional defendants. Plaintiffs allege that the defendants are liable for securities fraud violations under Rule 10b-5 and
Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933. The court has consolidated all subsequently filed cases under the first filed action described above. On April 27, 2000 the court appointed two distinct lead plaintiffs to represent two different plaintiff classes: (1) purchasers of Plains Resources common stock and options and (2) purchasers of our common units. No answer or responsive pleading is due until thirty days after the lead plaintiffs have filed a consolidated amended complaint.

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

ITEMS 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibits

         10.1 Credit Agreement [Letter of Credit and Hedged Inventory Facility] dated May 8, 2000, among Plains Marketing, L.P., All American Pipeline, L.P., Plains All American Pipeline, L.P. and Fleet National Bank and certain other lenders.

         10.2 Credit Agreement [Revolving Credit Facility] dated May 8, 2000, among Plains Marketing, L.P., All American Pipeline, L.P., Plains All American Pipeline, L.P. and Fleet National Bank and certain other lenders.

         27.   Financial Data Schedule

      B. Reports on Form 8-K

         None.

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



                                    PLAINS ALL AMERICAN PIPELINE, L.P.

                                    By:  PLAINS ALL AMERICAN INC.
                                         Its General Partner



Date:   May 12, 2000                By:  /s/ Cynthia A. Feeback
                                         ----------------------
                                         Cynthia A. Feeback, Treasurer
                                         (Principal Accounting Officer) of the
                                         General Partner