Form 10-Q
period 2000-06-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2000-08-14
CIK 1070423

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2000

                                       OR

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

                                 (713) 654-1414
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes   x   No
                                       -----    -----

At August 11, 2000, there were outstanding 23,049,239 Common Units, 1,307,190 Class B Common Units and 10,029,619 Subordinated Units.

================================================================================

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

                               TABLE OF CONTENTS


                                                                  PAGE
                                                                  ----
PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets:
     June 30, 2000 and December 31, 1999.........................   3
Consolidated Statements of Operations:
     For the three and six months ended June 30, 2000 and 1999... 4 Consolidated Statements of Cash Flows:
     For the six months ended June 30, 2000 and 1999.............   5
Consolidated Statement of Partners' Capital:
     For the six months ended June 30, 2000......................   6
Notes to Consolidated Financial Statements.......................   7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.........................  12

PART II. OTHER INFORMATION.......................................  22

             PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)

                                                                           JUNE 30,               DECEMBER 31,
                                                                            2000                     1999
                                                                   --------------------      -------------------
                                                                      (UNAUDITED)
                            ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                   $  1,600               $   53,768
Accounts receivable and other current assets                                 316,070                  508,920
Inventory                                                                     32,333                   34,826
Assets held for sale (Note 3)                                                      -                  141,486
                                                                            --------               ----------
Total current assets                                                         350,003                  739,000
                                                                            --------               ----------
PROPERTY AND EQUIPMENT                                                       458,385                  454,878
Less allowance for depreciation and amortization                             (18,368)                 (11,581)
                                                                            --------               ----------
                                                                             440,017                  443,297
                                                                            --------               ----------
OTHER ASSETS
Pipeline linefill                                                             18,562                   17,633
Other                                                                         10,727                   23,107
                                                                            --------               ----------
                                                                            $819,309               $1,223,037
                                                                            ========               ==========
               LIABILITIES AND PARTNERS' CAPTIAL

CURRENT LIABILITIES
Accounts payable and other current liabilities                              $282,478               $  485,400
Due to affiliates                                                             24,663                   42,692
Short-term debt and current portion of long-term debt                          3,000                  109,369
                                                                            --------               ----------
Total current liabilities                                                    310,141                  637,461

LONG-TERM LIABILITIES
Bank debt                                                                    267,250                  259,450
Subordinated note payable - general partner                                        -                  114,000
Other long-term liabilities and deferred credits                               9,571                   19,153
                                                                            --------               ----------
Total liabilities                                                            586,962                1,030,064
                                                                            --------               ----------
PARTNERS' CAPITAL
Common unitholders (23,049,239 units outstanding)                            231,069                  208,359
Class B common unitholders (1,307,190 units outstanding)                      21,836                   20,548
Subordinated unitholders (10,029,619 units outstanding)                      (21,226)                 (35,621)
General partner                                                                  668                     (313)
                                                                            --------               ----------
Total partners' capital                                                      232,347                  192,973
                                                                            --------               ----------
                                                                            $819,309               $1,223,037
                                                                            ========               ==========

                See notes to consolidated financial statements.

             PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)
                                  (unaudited)

                                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                        JUNE 30                                  JUNE 30,
                                                ---------------------------         ------------------------------
                                                   2000            1999                  2000              1999
                                                ---------------------------         ------------------------------
                                                                (RESTATED)                             (RESTATED)
REVENUES                                         $738,967        $862,524             $1,738,286        $1,318,284

COST OF SALES AND OPERATIONS                      706,193         836,069              1,668,960         1,272,170
UNAUTHORIZED TRADING LOSSES
AND RELATED EXPENSES (NOTE 2)                           -          21,470                      -            42,675
                                                ---------         -------             ----------        ----------
Gross Margin                                       32,774           4,985                 69,326             3,439
                                                ---------         -------             ----------        ----------
EXPENSES

General and administrative                          7,949           5,769                 16,444             7,947
Noncash compensation expense                            -               -                    131                 -
Depreciation and amortization                       4,661           3,840                 14,799             6,671
Restructuring expense                                   -               -                      -               410
                                                ---------         -------             ----------        ----------
Total expenses                                     12,610           9,609                 31,374            15,028
                                                ---------         -------             ----------        ----------
Operating income (loss)                            20,164          (4,624)                37,952           (11,589)

Interest expense                                   (5,184)         (4,720)               (12,040)           (7,913)
Related party interest expense                       (966)              -                 (3,268)                -
Gain on sale of assets (Note 3)                         -               -                 48,188                 -
Interest and other income                           3,049             190                 10,531               287
                                                ---------         -------             ----------        ----------
Net income (loss) before extraordinary item        17,063          (9,154)                81,363           (19,215)
Extraordinary item                                (11,002)              -                (15,147)                -
                                                ---------        --------             ----------        ----------
NET INCOME (LOSS)                                $  6,061        $ (9,154)            $   66,216        $  (19,215)
                                                =========        ========             ==========        ==========
NET INCOME (LOSS) - LIMITED PARTNERS             $  5,874        $ (9,032)            $   64,826        $  (18,891)
                                                =========        ========             ==========        ==========
NET INCOME (LOSS) - GENERAL PARTNER              $    187        $   (122)            $    1,390        $     (324)
                                                =========        ========             ==========        ==========
BASIC AND DILUTED NET INCOME (LOSS)
PER LIMITED PARTNER UNIT
  Net income (loss) before extraordinary item    $   0.49          $(0.29)                 $2.32            $(0.62)
  Extraordinary item                                (0.32)              -                  (0.43)                -
                                                ---------        --------             ----------        ----------
  Net income (loss)                              $   0.17          $(0.29)                 $1.89            $(0.62)
                                                =========        ========             ==========        ==========
WEIGHTED AVERAGE UNITS
OUTSTANDING                                        34,386          30,807                 34,386            30,450
                                                =========        ========             ==========        ==========

                See notes to consolidated financial statements.

          PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                              (unaudited)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                            ------------------------
                                                              2000           1999
                                                            ---------     ----------
                                                                          (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                           $  66,216      $ (19,215)
Items not affecting cash flows
from operating activities:
  Depreciation and amortization                                14,799          6,671
  Gain on the sale of assets (Note 3)                         (48,188)             -
  Other noncash items                                           4,712            182
Change in assets and liabilities:
  Accounts receivable and other current assets                162,125        (73,822)
  Inventory                                                     2,493         (1,250)
  Accounts payable and other current liabilities             (207,607)       102,908
  Pipeline linefill                                              (929)            (3)
  Other long-term liabilities and deferred credits                (29)             -
                                                            ---------     ----------
Net cash provided by (used in) operating activities            (6,408)        15,471
                                                            ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Costs incurred in connection with acquisitions                      -       (141,971)
Additions to property and equipment and other assets           (5,548)        (4,990)
Proceeds from sales of assets (Note 3)                        223,859            155
                                                            ---------     ----------
Net cash provided by (used in) investing activities           218,311       (146,806)
                                                            ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Advances (to) from affiliates                                 (18,029)         8,731
Proceeds from issuance of Class B Common Units                      -         25,252
Proceeds from long-term debt                                  443,050        187,621
Proceeds from short-term debt                                  45,250         24,150
Payment of subordinated debt - general partner               (114,000)             -
Principal payments of long-term debt                         (485,900)       (72,621)
Principal payments of short-term debt                        (100,969)       (11,900)
Costs incurred in connection with financing arrangements       (6,500)        (3,527)
Distributions to unitholders                                  (26,973)       (19,741)
                                                            ---------     ----------
Net cash provided by (used in) financing activities          (264,071)       137,965
                                                            ---------     ----------
Net increase (decrease) in cash and cash equivalents          (52,168)         6,630
Cash and cash equivalents, beginning of period                 53,768          5,503
                                                            ---------     ----------
Cash and cash equivalents, end of period                    $   1,600      $  12,133
                                                            =========     ==========

                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                (in thousands)
                                (unaudited)

                                                                                                                       TOTAL
                                                                CLASS B                                     GENERAL   PARTNERS'
                                         COMMON UNITS         COMMON UNITS          SUBORDINATED UNITS      PARTNER    CAPITAL
                                     -------------------   ------------------      -------------------      -------   --------
                                       UNITS    AMOUNT      UNITS      AMOUNT       UNITS      AMOUNT       AMOUNT     AMOUNT
                                     -------   ---------   -------    -------      ------     --------      -------   --------
Balance at December 31, 1999          23,049    $208,359     1,307    $20,548      10,030     $(35,621)     $ (313)   $192,973

Noncash compensation expense               -           -         -          -           -            -         131         131

Distributions                              -     (20,744)        -     (1,176           -       (4,513)       (540)    (26,973)

Net income                                 -      43,454         -      2,464           -       18,908       1,390      66,216
                                     -------   ---------     -----    -------      ------     --------      ------    --------
Balance at June 30, 2000              23,049    $231,069     1,307    $21,836      10,030     $(21,226)     $  668    $232,347
                                     =======   =========     =====    =======      ======     ========      ======    ========

                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

  We are a Delaware limited partnership that was formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of the midstream subsidiaries of Plains Resources. Our operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Scurlock Permian Pipe Line LLC. Our general partner, Plains All American Inc., is a wholly owned subsidiary of Plains Resources. We are engaged in interstate and intrastate marketing, transportation and terminalling of crude oil. Our operations are conducted primarily in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

  The accompanying financial statements and related notes present our consolidated financial position as of June 30, 2000 and December 31, 1999; the results of our operations for the three and six months ended June 30, 2000 and 1999; cash flows for the six months ended June 30, 2000 and 1999; and changes in partners' capital for the six months ended June 30, 2000. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). All adjustments, consisting only of normal recurring adjustments that, in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform with current period presentation. The results of operations for the three and six months ended June 30, 2000 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 1999 Annual Report on Form 10-K.

 Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. This statement was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") issued in June 1999. SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We are required to adopt this statement beginning January 1, 2001. We have not yet determined what impact the adoption of SFAS 133 would have on the consolidated balance sheets, statements of operations and cash flows; however, this standard could increase volatility in earnings and partners' capital through comprehensive income. In June 2000, the FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedge Activities." SFAS 138 amended the portions of SFAS 133, inclusive of the definition of the normal purchase and sale exclusion.

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

NOTE 3 -- ASSET DISPOSITIONS

  We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. This sale was completed in March 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, Plains Marketing, L.P., one of our subsidiaries, has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from Goodyear on July 30, 1998. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used (1) to repay outstanding indebtedness under our $65.0 million senior secured term credit facility entered into in December 1999 to fund short-term working capital requirements resulting from the unauthorized trading losses and (2) for general working capital purposes. We recognized a total gain of $44.6 million in connection with the sale of the linefill, of which $16.5 million was recorded in the fourth quarter of 1999. The amount of crude oil linefill for sale at December 31, 1999 was $37.9 million and is included in assets held for sale on the consolidated balance sheet.

  On March 24, 2000, we completed the sale of the above referenced segment of the All American Pipeline to a unit of El Paso Energy Corporation for proceeds of approximately $124.0 million, which are net of associated transaction costs and estimated costs to remove certain equipment. We recognized a gain of $20.1 million in connection with the sale in the first quarter of 2000. Proceeds from the sale were used to permanently reduce the All American Pipeline, L.P. term loan facility (see Notes 6 and 7). The cost of the pipeline segment is included in assets held for sale on the consolidated balance sheet at December 31, 1999.

NOTE 4 -- ACQUISITIONS

 West Texas Gathering System Acquisition

  On July 15, 1999, Plains Scurlock Permian, L.P. (a predecessor of All American Pipeline, L.P.) completed the acquisition of a West Texas crude oil pipeline and gathering system from Chevron Pipe Line Company for approximately $36.0 million, including transaction costs. Our total acquisition cost was approximately $38.9 million including costs to address certain issues identified in the due diligence process.

 Pro Forma Results for the West Texas Gathering System Acquisition

  The following unaudited pro forma data is presented to show pro forma revenues, net loss and basic and diluted net loss per limited partner unit as if the West Texas Gathering System acquisition had occurred on January 1, 1999 (in thousands):


                                                SIX MONTHS
                                                   ENDED
                                               JUNE 30, 1999
                                               -------------

Revenues                                         $1,322,051
                                                 ==========

Net loss                                         $  (19,704)
                                                 ==========
Basic and diluted net loss
per limited partner unit                         $    (0.63)
                                                 ==========

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

  On May 15, 2000, we paid a cash distribution of $0.45 per unit on our outstanding common units, Class B units and subordinated units. The distribution was paid to unitholders of record on May 5, 2000 for the period January 1, 2000 through March 31, 2000. The total distribution paid was approximately $15.8 million, with approximately $7.3 million paid to our public unitholders and the remainder to our general partner for its limited and general partner interests.

  On July 25, 2000, we declared a cash distribution of $0.4625 per unit on our outstanding common units, Class B units and subordinated units. The distribution is payable on August 14, 2000, to holders of record on August 4, 2000. The total distribution to be paid is approximately $16.3 million, with approximately $7.5 million to be paid to our public unitholders and the remainder to be paid to our general partner for its limited and general partner interests.

NOTE 6 -- CREDIT FACILITIES

  On May 8, 2000, we entered into new bank credit agreements. The borrower under the new facilities is Plains Marketing, L.P. We are a guarantor of the obligations under the credit facilities. The obligations are also guaranteed by the subsidiaries of Plains Marketing, L.P. We entered into the credit agreements in order to:

 .  refinance the existing bank debt of Plains Marketing, L.P. and Plains
   Scurlock Permian, L.P. in conjunction with the merger of Plains Scurlock Permian, L.P. into All American Pipeline, L.P.;
 .  refinance existing bank debt of All American Pipeline, L.P.;
 .  repay up to $114.0 million plus accrued interest of subordinated debt to our general partner, and
 . provide additional flexibility for working capital, capital expenditures, and for other general corporate purposes.

  Our new bank credit agreements consist of:

 . a $400.0 million senior secured revolving credit facility. The revolving credit facility is secured by substantially all of our assets and matures in April 2004. No principal is scheduled for payment prior to maturity. The revolving credit facility bears interest at our option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin. We incur a commitment fee on the unused portion of the revolving credit facility.
 . a $300.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory that has been hedged against future price risk. The letter of credit facility is secured by substantially all of our assets and has a sublimit for cash borrowings of $100.0 million to purchase crude oil that has been hedged against future price risk. The letter of credit facility expires in April 2003. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base, which is determined monthly based on certain of our current assets and current liabilities (primarily inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil). At June 30, 2000, approximately $129.4 million in letters of credit were outstanding under the letter of credit and borrowing facility.

  Our bank credit agreements prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, the agreements contain various covenants limiting our ability to, among other things:

 .  incur indebtedness;
 .  grant liens;
 .  sell assets;
 .  make investments;
 .  engage in transactions with affiliates;
 .  enter into prohibited contracts; and
 .  enter into a merger or consolidation.

  Our bank credit agreements treat a change of control as an event of default and also require us to maintain:

 .  a current ratio (as defined) of 1.0 to 1.0;
 .  a debt coverage ratio that is not greater that 4.0 to 1.0 for the period from
   March 31, 2000 to March 31, 2002 and subsequently 3.75 to 1.0;
 . an interest coverage ratio that is not less than 2.75 to 1.0; and . a debt to capital ratio of not greater than 0.65 to 1.0.

  A default under our bank credit agreements would permit the lenders to accelerate the maturity of the outstanding debt and to foreclose on the assets securing the credit facilities. As long as we are in compliance with our bank credit agreements, they do not restrict our ability to make distributions of "available cash" as defined in our partnership agreement. We are currently in compliance with the covenants contained in our bank credit agreements. At June 30, 2000, we could have borrowed the full $400.0 million available under our secured revolving credit facility.

  At June 30, 2000 and December 31, 1999, the carrying value of short-term debt ($3.0 million and $58.7 million, respectively) and long-term debt ($267.3 million and $424.1 million, respectively) approximated fair value.

NOTE 7 -- EXTRAORDINARY ITEM

  During the six months ended June 30, 2000, we recognized extraordinary losses, consisting primarily of unamortized debt issue costs, of $15.1 million related to the permanent reduction of the All American Pipeline, L.P. term loan facility (see Notes 3 and 6) and the refinancing of our credit facilities. In addition, interest and other income for the six months ended June 30, 2000, includes $9.7 million of previously deferred gains from terminated interest rate swaps as a result of the debt extinguishments.

NOTE 8 -- CONTINGENCIES

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, et al. The suit alleged that Plains All American Pipeline, L.P. ("PAA") and certain of our general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases were filed in the Southern District of Texas, some of which name our general partner and Plains Resources as additional defendants. The court consolidated all subsequently filed cases under the first filed action described above and appointed two lead plaintiffs representing two different plaintiff classes: (1) purchasers of Plains Resources common stock and options (the "Plains Plaintiffs") and (2) purchasers of our common units (the "PAA Plaintiffs"). On July 14, 2000, the Plains Plaintiffs filed a consolidated complaint alleging violations of Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. On the same day, the PAA Plaintiffs filed a consolidated complaint, naming as additional defendants the underwriters for the public offering of our units. The PAA Plaintiffs' consolidated complaint alleges that the defendants are liable for securities fraud violations under Rule 10b-5 and
Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

  The plaintiffs in the Texas securities litigation seek, among other things, damages for all losses and damages allegedly sustained by the plaintiffs from the unauthorized trading loss and defendants' alleged misconduct, and any additional relief as may be just and proper under the circumstances.

  Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas entitled Fernandez v. Plains All American Inc., et al., naming the general partner, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation described below. A responsive pleading or motion on behalf of the defendants is due on August 14, 2000.

  Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named our general partner, its directors and certain of its officers as defendants, and allege that the defendants breached the fiduciary duties that they owed to PAA and our unitholders by failing to monitor properly the activities of our employees. The derivative complaints allege, among other things, that PAA has been harmed due to the negligence or breach of fiduciary duties of the officers and directors that are named in the lawsuits. The court has consolidated all of the cases under the caption In Re Plains All American Inc. Shareholders Litigation, and has designated the complaint filed in Sussex
v. Plains All American Inc. as the operative complaint in the consolidated action. No responsive pleading or motion on behalf of the defendants is currently due.

  The plaintiffs in the Delaware securities litigation seek that the defendants
(1) account for all losses and damages allegedly sustained by us from the unauthorized trading losses, (2) establish and maintain effective internal controls ensuring that our affiliates and persons responsible for our affairs do not engage in wrongful practices detrimental to us, (3) account for the plaintiffs' costs and expenses in litigation, including reasonable attorneys' fees, accountants' fees, and experts' fees and (4) provide the plaintiffs any additional relief as may be just and proper under the circumstances.

  We intend to vigorously defend the claims made against us in the Texas securities litigation, the Texas derivative litigation and the Delaware derivative litigation. However, there can be no assurance that we will be successful in our defense or that these lawsuits will not have a material adverse effect on our financial position or results of operation.

  We, in the ordinary course of business, are a claimant and/or a defendant in various other legal proceedings. Management does not believe that the outcome of these other legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition or results of operations.

NOTE 9 -- OPERATING SEGMENTS

  Our operations consist of two operating segments: (1) Pipeline Operations - engages in interstate and intrastate crude oil pipeline transportation and related merchant activities; (2) Marketing, Gathering, Terminalling and Storage Operations - engages in purchases and resales of crude oil at various points along the distribution chain and the leasing of terminalling and storage facilities.

                                                                      Marketing,
a                                                                      Gathering,
                                                                    Terminalling
(in thousands) (unaudited)                               Pipeline     & Storage         Total
----------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2000
Revenues:
   External Customers                                     $106,520    $  632,447    $  738,967
   Intersegment  (a)                                         6,083             -         6,083
   Other                                                     2,706           343         3,049
                                                          --------    ----------    ----------
     Total revenues of reportable segments                $115,309    $  632,790    $  748,099
                                                          ========    ==========    ==========

 Segment gross margin (b)                                 $ 12,759    $   20,015    $   32,774
 Segment gross profit (c)                                   12,093        12,732        24,825
 Net income before extraordinary item                       10,718         6,345        17,063
----------------------------------------------------------------------------------------------


 THREE MONTHS ENDED JUNE 30, 1999 (RESTATED)
 Revenues:
   External Customers                                     $223,128    $  639,396    $  862,524
   Intersegment  (a)                                        19,470           (55)       19,415
   Other                                                        29           161           190
                                                          --------    ----------    ----------
     Total revenues of reportable segments                $242,627    $  639,502    $  882,129
                                                          ========    ==========    ==========

 Segment gross margin (b)                                 $ 12,917    $   (7,932)   $    4,985
 Segment gross profit (c)                                   12,189       (12,973          (784)
 Net income (loss)                                           6,035       (15,189)       (9,154)
----------------------------------------------------------------------------------------------


 SIX MONTHS ENDED JUNE 30, 2000
 Revenues:
   External Customers                                     $286,578    $1,451,708    $1,738,286
   Intersegment  (a)                                        60,498             -        60,498
   Other                                                     9,679           852        10,531
                                                          --------    ----------    ----------
     Total revenues of reportable segments                $356,755    $1,452,560    $1,809,315
                                                          ========    ==========    ==========

 Gain on sale of assets                                   $ 48,188    $        -    $   48,188
 Segment gross margin (b)                                   25,914        43,412        69,326
 Segment gross profit (c)                                   24,291        28,591        52,882
 Net income before extraordinary item                       73,105         8,258        81,363
----------------------------------------------------------------------------------------------


 SIX MONTHS ENDED JUNE 30, 1999 (RESTATED)
 Revenues:
   External Customers                                     $377,615    $  940,669    $1,318,284
   Intersegment  (a)                                        34,775             -        34,775
   Other                                                        95           192           287
                                                          --------    ----------    ----------
     Total revenues of reportable segments                $412,485    $  940,861    $1,353,346
                                                          ========    ==========    ==========

 Segment gross margin (b)                                 $ 24,936    $  (21,497)   $    3,439
 Segment gross profit (c)                                   23,413       (27,921)       (4,508)
 Net income (loss)                                          11,509       (30,724)      (19,215)
----------------------------------------------------------------------------------------------


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

UNAUTHORIZED TRADING LOSSES

  In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). Approximately $154.9 million of the unauthorized trading loss was recognized in 1999, with approximately $21.2 million and $21.5 million of this amount recognized in the first and second quarters of 1999, respectively. As a result, we have previously restated our 1999 financial information.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000 and 1999

  For the three months ended June 30, 2000, we reported net income of $6.1 million on total revenue of $739.0 million compared to a net loss for the same period in 1999 of $9.2 million on total revenues of $862.5 million. The results for the three months ended June 30, 2000 and 1999 include the following unusual or nonrecurring items:

  2000
 .  an extraordinary loss of $11.0 million related to the refinancing of our credit agreements, and
 . $2.9 million of previously deferred gains on interest rate swap terminations recognized due to the early extinguishment of debt.

  1999
 .  $21.5 million of unauthorized trading losses.

  Excluding these nonrecurring items, we would have reported net income of $14.2 million and $12.3 million for the three months ended June 30, 2000 and 1999, respectively.

  The following table sets forth our operating results for the periods indicated and includes the impact of nonrecurring items discussed above (in thousands) (unaudited):

                                                            THREE MONTHS ENDED
                                                                  JUNE 30,
                                                         ----------------------------
                                                           2000                1999
                                                         --------           ----------
                                                                            (RESTATED)
OPERATING RESULTS:
 Revenues                                                $738,967            $862,524
                                                         ========            ========
 Gross margin:
  Pipeline                                               $ 12,759            $ 12,917
  Gathering and marketing
   and terminalling and storage                            20,015              13,538
 Unauthorized trading losses                                    -             (21,470)
                                                        ---------            --------
   Total                                                   32,774               4,985
 General and administrative expense                        (7,949)             (5,769)
                                                         --------            --------
 Gross profit                                            $ 24,825            $   (784)
                                                         ========            ========
 Net income (loss)                                       $  6,061            $ (9,154)
                                                         ========            ========

AVERAGE DAILY VOLUMES (MBBLS/DAY):
 Pipeline Activities:
  All American
   Tariff activities                                           74                 101
   Margin activities                                           57                  63
  Other                                                       118                  20
                                                         --------            --------
   Total                                                      249                 184
                                                         ========            ========
 Lease gathering                                              237                 251
 Bulk purchases                                                26                 137
                                                         --------            --------
   Total                                                      263                 388
                                                         ========            ========
 Terminal throughput                                           61                  84
                                                         ========            ========
 Storage leased to third parties,
  monthly average volumes                                   1,953               2,333
                                                         ========            ========


  Revenues. Revenues decreased to $739.0 million for the second quarter of 2000 compared to the 1999 second quarter amount of $862.5 million, as lower current year lease gathering and bulk purchase volumes and decreased pipeline margin revenues offset higher crude oil prices.

  Cost of Sales and Operations. Cost of sales and operations decreased to $706.2 million in the second quarter of 2000 compared to $836.1 million in the same quarter of 1999. The decrease is primarily due to lower current year lease gathering and bulk purchase volumes and a decrease in pipeline margin purchases partially offset by increased purchase costs as a result of higher crude oil prices.

  General and Administrative. General and administrative expenses were $7.9 million for the quarter ended June 30, 2000, compared to $5.8 million for the second quarter in 1999. The increase in 2000 is primarily due to the Scurlock acquisition for which only two months of operations are included in the 1999 quarter (approximately $1.7 million) and consulting fees related to assistance in review and implementation of enhanced controls.

  Depreciation and Amortization. Depreciation and amortization expense was $4.7 million for the quarter ended June 30, 2000, compared to $3.8 million for the second quarter of 1999. The increase is primarily due to the Scurlock and West Texas gathering system acquisitions in mid-1999 and increased amortization of debt issue costs. These increases were partially offset by decreased depreciation related to the segment of the All American Pipeline that was sold.

  During the second quarter of 2000, we refinanced our credit facilities and recognized an extraordinary loss consisting primarily of debt issue costs. As a result of the refinancing and the March 2000 sale of the segment of the All American Pipeline, we estimate that our depreciation and amortization expense will average approximately $4.5 million per quarter in the future, based on our current property base.

  Interest expense. Interest expense was $6.2 million for the quarter ended June 30, 2000, compared to $4.7 million for the 1999 quarter. The increase is primarily due to higher interest rates in 2000 as compared to 1999. Interest expense was approximately $9.2 million in the first quarter of 2000. The second quarter 2000 decrease from this level is primarily due to the reduction in debt with the proceeds from first quarter asset sales.

 Nonrecurring Items

  Early extinguishment of debt. During the quarter ended June 30, 2000, we recognized an extraordinary loss, consisting primarily of unamortized debt issue costs, totaling $11.0 related to the refinancing or our credit facilities. In addition, interest and other income for the second quarter 2000 includes $2.9 million of previously deferred gains from terminated interest rate swaps as a result of the debt extinguishment.

  Unauthorized trading losses. As previously discussed, we recognized losses of approximately $21.5 million in the second quarter of 1999 as a result of unauthorized trading by a former employee.

 Segment Results

  Pipeline Operations. Gross margin from pipeline operations was $12.8 million for the quarter ended June 30, 2000 compared to $12.9 million for the prior year quarter. Increased margins from the Scurlock and West Texas gathering system acquisitions in mid-1999 were offset by a decrease in tariff transport volumes. These volumes decreased due to the sale of the segment of the All American Pipeline and lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California.

  Gross revenues from pipeline margin activities decreased approximately $119.0 million from the prior year period primarily due to the sale of the segment of the All American Pipeline and a decrease in volumes that were purchased and resold. The margin between revenue and direct cost of crude purchased was $3.9 million for the quarter ended June 30, 2000 compared to $8.9 million for the prior year second quarter. Pipeline tariff revenues were approximately $13.1 million for the second quarter of 2000 compared to approximately $10.5 million for the same period in 1999 as increases related to the Scurlock and West Texas gathering system acquisitions were offset by the sale of the All American Pipeline segment. Pipeline operations and maintenance expenses decreased to $3.9 million for the second quarter of 2000 compared to $6.8 million for the second quarter of 1999, also due to the acquisitions and disposition.

  Tariff transport volumes on the All American Pipeline decreased from an average of 101,000 barrels per day for the quarter ended June 30, 1999 to 74,000 barrels per day in the comparable quarter of 2000, primarily due to the sale of the California to Texas portion of the line and to a decrease in shipments of offshore California production, which decreased from 79,000 barrels per day to 74,000 barrels per day. Barrels associated with our merchant activities on the All American Pipeline decreased from 63,000 barrels per day in the second quarter of 1999 to 57,000 barrels per day in the second quarter of 2000, also due to the sale of the line. Tariff volumes shipped on the Scurlock and West Texas gathering systems averaged 118,000 barrels per day and 20,000 barrels per day during the second quarter of 2000 and 1999, respectively. The 1999 period includes volumes for Scurlock effective May 1, 1999, and no volumes for the West Texas gathering system which was acquired effective July 1, 1999.

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $20.0 million for the quarter ended June 30, 2000 compared to $13.5 million in the prior year quarter (excluding the unauthorized trading losses), primarily due to an increase in our per barrel margin from $0.54 in the prior year period to $0.80 per barrel in the current year period. Gross revenues from these activities were approximately $632.4 million and $639.4 million in the second quarter of 2000 and 1999, respectively, as decreased revenues primarily due to lower bulk purchase volumes offset increased revenues resulting from higher crude prices. Our average sales price was approximately $26.14 per barrel in the current year period compared to $17.96 per barrel in the prior year period.

  Lease gathering volumes decreased from an average of 251,000 barrels per day in the second quarter of 1999 to approximately 237,000 barrels per day in the current year period. Bulk purchase volumes decreased from approximately 137,000 barrels per day in the 1999 second quarter to approximately 26,000 barrels per day in the current year period. These decreases are primarily due to the termination of low-margin purchase contracts subsequent to the discovery of the unauthorized trading losses.

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost of obtaining letters of credit increased under our amended credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower-margin wellhead and bulk purchases, our purchase contracts were terminated.

Six Months Ended June 30, 2000 and 1999

  For the six months ended June 30, 2000, we reported net income of $66.2 million on total revenue of $1.7 billion, compared to a net loss for the same period in 1999 of $19.2 million on total revenues of $1.3 billion. The results for the six months ended June 30, 2000 and 1999 include the following unusual or nonrecurring items:

  2000
 .  a $28.1 million gain on the sale of crude oil linefill;
 .  a $20.1 million gain on the sale of the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas;
 .  $9.7 million of previously deferred gains on interest rate swap terminations recognized due to the early extinguishment of debt;
 .  an extraordinary loss of $15.1 million related to the early extinguishment of debt, and
 . amortization of $4.6 million of debt issue costs associated with facilities put in place during the fourth quarter of 1999.

  1999
 . $42.7 million of unauthorized trading losses and . restructuring expenses of $0.4 million.

  Excluding these nonrecurring items, we would have reported net income of $28.1 million and $23.9 million for the six months ended June 30, 2000 and 1999, respectively.

  The following table sets forth our operating results for the periods indicated and includes the impact of nonrecurring items discussed above (in thousands) (unaudited):

                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                        ---------------------------
                                           2000            1999
                                        ----------      ----------
                                                        (RESTATED)
OPERATING RESULTS:
 Revenues                               $1,738,286       $1,318,284
                                        ==========       ==========
 Gross margin:
  Pipeline                              $   25,914       $   24,936
  Gathering and marketing
   and terminalling and storage             43,412           21,178
  Unauthorized trading losses                    -          (42,675)
                                        ----------       ----------
   Total                                    69,326            3,439
 General and administrative expense        (16,444)          (7,947)
                                        ----------       ----------
 Gross profit                           $   52,882       $   (4,508)
                                        ==========       ==========
 Net income (loss)                      $   66,216       $  (19,215)
                                        ==========       ==========

                                               Table continued on following page

                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                        ---------------------------
                                           2000            1999
                                        ----------      ----------
                                                        (RESTATED)
AVERAGE DAILY VOLUMES (MBBLS/DAY):
 Pipeline Activities:
  All American
   Tariff activities                            73              113
   Margin activities                            58               55
  Other                                        116               10
                                        ----------       ----------
  Total                                        247              178
                                        ==========       ==========
 Lease gathering                               247              186
 Bulk purchases                                 28              116
                                        ----------       ----------
  Total                                        275              302
                                        ==========       ==========
 Terminal throughput                            55               79
                                        ==========       ==========
Storage leased to third parties,
 monthly average volumes                     1,389            2,026
                                        ==========       ==========

  Revenues. Revenues increased to $1,738.3 million from $1,318.3 million in the first half of 1999. The increase is primarily due to higher crude oil prices, which were partially offset by lower current year volumes.

  Cost of Sales and Operations. Cost of sales and operations increased to $1,669.0 million from $1,272.2 million in the first half of 1999. The increase is primarily due to higher crude oil prices, which partially offset lower current year volumes.

  General and Administrative. General and administrative expenses were $16.4 million for the six months ended June 30, 2000, compared to $7.9 million for the same period in 1999. The increase in 2000 is primarily due to the Scurlock acquisition in May 1999 (approximately $5.7 million) and consulting fees related to the unauthorized trading loss investigation and assistance in review and implementation of enhanced controls (approximately $1.8 million).

  Depreciation and Amortization. Depreciation and amortization expense was $14.8 million for the six months ended June 30, 2000, compared to $6.7 million for the first half of 1999. The increase is primarily due to the Scurlock and West Texas gathering system acquisitions in mid-1999 and increased amortization of debt issue costs associated with facilities put in place during the fourth quarter of 1999 due to the unauthorized trading losses. These increases were partially offset by decreased depreciation related to the segment of the All American Pipeline that was sold.

  During the second quarter, we refinanced our credit facilities and recognized an extraordinary loss consisting primarily of debt issue costs. As a result of the refinancing and the March 2000 sale of the segment of the All American Pipeline, we estimate that our depreciation and amortization expense will average approximately $4.5 million per quarter in the future, based on our current property base.

  Interest expense. Interest expense was $15.3 million for the six months ended June 30, 2000, compared to $7.9 million for the same period in 1999. The increase is primarily due to a higher average debt level in 2000 resulting from our 1999 acquisitions and the unauthorized trading losses and to higher interest rates in the current year.

 Nonrecurring Items

  Gain on sale of linefill. We initiated the sale of 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. The sale was completed in March 2000. We recognized a gain of $28.1 million in connection with the sale of the linefill in the first quarter of 2000.

  Gain on sale of pipeline segment. On March 24, 2000, we completed the sale of the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas to a unit of El Paso Energy Corporation for proceeds of approximately $124.0 million, which are net of associated transaction costs and estimated costs to remove certain equipment. We recognized a total gain of $20.1 million in connection with the sale in the first quarter of 2000.

  Early extinguishment of debt. During the six months ended June 30, 2000, we recognized extraordinary losses, consisting primarily of unamortized debt issue costs, totaling $15.1 million related to the permanent reduction of the All American Pipeline, L.P. term loan facility and the refinancing of our credit facilities. In addition, interest and other income for the six months ended June 30, 2000, includes $9.7 million of previously deferred gains from terminated interest rate swaps as a result of the debt extinguishments.

  Unauthorized trading losses. As previously discussed, we recognized losses of approximately $42.7 million in the first half of 1999 as a result of unauthorized trading by a former employee.

  Restructuring charge. We incurred a $0.4 million restructuring charge, primarily associated with personnel reduction in the first quarter of 1999.

 Segment Results

  Pipeline Operations. Gross margin from pipeline operations was $25.9 million for the six months ended June 30, 2000 compared to $24.9 million for the prior year period. Increased margins from the Scurlock and West Texas gathering system acquisitions in mid-1999, were offset by lower revenues due to a decrease in tariff transport volumes. These volumes decreased due to lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California, and the sale of the segment of the All American Pipeline.

  Gross revenues from pipeline margin activities decreased approximately $92.0 million from the prior year period primarily due to the sale of the segment of the All American Pipeline and a decrease in volumes that were purchased and resold. The margin between revenue and direct cost of crude purchased was $9.2 million for the six months ended June 30, 2000 compared to $14.0 million for the prior year first half. Pipeline tariff revenues were approximately $24.3 million for the first half of 2000 compared to approximately $23.9 million for the same period in 1999 as increases related to the Scurlock and West Texas gathering system acquisitions were offset by the sale of the segment of the All American Pipeline segment. Pipeline operations and maintenance expenses were approximately $7.6 million for the first half of 2000 compared to $13.0 million for the first half of 1999, also due to the acquisitions and disposition.

  Tariff transport volumes on the All American Pipeline decreased from an average of 113,000 barrels per day for the six months ended June 30, 1999 to 73,000 barrels per day in the comparable period of 2000, primarily due to the sale of the California to Texas portion of the line and a decrease in shipments of offshore California production, which decreased from 83,000 barrels per day to 73,000 barrels per day. Barrels associated with our merchant activities on the All American Pipeline increased from 55,000 barrels per day in the first half of 1999 to 58,000 barrels per day in the same period of 2000. Tariff volumes shipped on the Scurlock and West Texas gathering systems averaged 116,000 barrels per day and 10,000 barrels per day during the first half of 2000 and 1999, respectively. The 1999 period includes volumes for Scurlock effective May 1, 1999, and no volumes for the West Texas gathering system which was acquired effective July 1, 1999.

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $43.4 million for the six months ended June 30, 2000 compared to $21.2 million in the prior year period (excluding the unauthorized trading losses). The increase in gross margin is primarily due to an increase in lease gathering volumes as a result of the Scurlock acquisition and favorable market conditions in the current year period. Our per barrel margin increased from $0.48 in the prior year period to $0.87 per barrel in the current year period. Gross revenues from gathering, marketing, terminalling and storage activities were approximately $1.4 billion and $0.9 billion in the first half of 2000 and 1999, respectively, as increased revenues resulting from higher crude oil prices were partially offset by decreased revenues primarily due to lower bulk purchase volumes. Our average sales price was approximately $28.78 per barrel in the current year period compared to $16.98 per barrel in the prior year period.

  Lease gathering volumes increased from an average of 186,000 barrels per day for the first half of 1999 to approximately 247,000 barrels per day in 2000. Bulk purchase volumes decreased from approximately 116,000 barrels per day for the first half of 1999 to approximately 28,000 barrels per day in the current year due to the termination of low-margin purchase contracts subsequent to the discovery of the unauthorized trading losses.

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost of obtaining letters of credit increased under our amended credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower-margin wellhead and bulk purchases, our purchase contracts were terminated.

LIQUIDITY AND CAPITAL RESOURCES

 Cash Flows

                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                           ---------------------
(in millions) (unaudited)                     2000      1999
----------------------------------------------------------------

Cash provided by (used in):
  Operating activities                      $  (6.4)   $  15.5
  Investing activities                        218.3     (146.8)
  Financing activities                       (264.1)     138.0
-----------------------------------------------------------------------

  Operating Activities. Net cash used in operating activities for the first half of 2000 resulted primarily from the amounts paid during the first quarter of 2000 for the 1999 unauthorized trading losses.

  Investing Activities. Net cash provided by investing activities for the first half of 2000 included approximately $224.0 million of proceeds from the sale of the segment of the All American Pipeline and pipeline linefill.

  Financing activities. Cash used in financing activities for the first half of 2000 resulted from net payments of $98.6 million of short-term and long-term debt and the repayment of subordinated debt of $114.0 million to the general partner. Proceeds used to reduce the bank debt primarily came from the asset sales discussed above. Proceeds to repay the $114.0 million of subordinated debt to the general partner came from our revolving credit facility.

 Credit Facilities

  Amounts outstanding under our credit agreements at June 30, 2000 were as follows (in thousands) (unaudited):

Plains Marketing, L.P. revolving credit facility                        $267,250
Plains Marketing, L.P. letter of credit and hedged inventory facility      3,000
                                                                        --------
                                                                        $270,250
                                                                        ========

  On May 8, 2000, we entered into new bank credit agreements. The borrower under the new facilities is Plains Marketing, L.P. We are a guarantor of the obligations under the credit facilities. The obligations are also guaranteed by the subsidiaries of Plains Marketing, L.P. We entered into the credit agreements in order to:

 .  refinance the existing bank debt of Plains Marketing, L.P. and Plains
   Scurlock Permian, L.P. in conjunction with the merger of Plains Scurlock Permian, L.P. into All American Pipeline, L.P.;

 .  refinance existing bank debt of All American Pipeline, L.P.;
 .  repay up to $114.0 million plus accrued interest of subordinated debt to our general partner, and
 . provide additional flexibility for working capital, capital expenditures, and for other general corporate purposes.

  Our new bank credit agreements consist of:

 . a $400.0 million senior secured revolving credit facility. The revolving credit facility is secured by substantially all of our assets and matures in April 2004. No principal is scheduled for payment prior to maturity. The revolving credit facility bears interest at our option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin. We incur a commitment fee on the unused portion of the revolving credit facility.
 . a $300.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory that has been hedged against future price risk. The letter of credit facility is secured by substantially all of our assets and has a sublimit for cash borrowings of $100.0 million to purchase crude oil that has been hedged against future price risk. The letter of credit facility expires in April 2003. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base, which is determined monthly based on certain of our current assets and current liabilities (primarily inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil). At June 30, 2000, approximately $129.4 million in letters of credit were outstanding under the letter of credit and borrowing facility.

  Our bank credit agreements prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, the agreements contain various covenants limiting our ability to, among other things:

 .  incur indebtedness;
 .  grant liens;
 .  sell assets;
 .  make investments;
 .  engage in transactions with affiliates;
 .  enter into prohibited contracts; and
 .  enter into a merger or consolidation.

  Our bank credit agreements treat a change of control as an event of default and also requires us to maintain:

 .  a current ratio (as defined) of 1.0 to 1.0;
 .  a debt coverage ratio that is not greater that 4.0 to 1.0 for the period from
   March 31, 2000 to March 31, 2002 and subsequently 3.75 to 1.0;
 . an interest coverage ratio that is not less than 2.75 to 1.0; and . a debt to capital ratio of not greater than 0.65 to 1.0.

  A default under our bank credit agreements would permit the lenders to accelerate the maturity of the outstanding debt and to foreclose on the assets securing the credit facilities. As long as we are in compliance with our bank credit agreements, they do not restrict our ability to make distributions of "available cash" as defined in our partnership agreement. We are currently in compliance with the covenants contained in our credit agreements. At June 30, 2000, we could have borrowed the full $400.0 million available under our secured revolving credit facility.

 Contingencies

  Since our announcement in November 1999 of our losses resulting from unauthorized trading by a former employee, numerous class action lawsuits have been filed against us, certain of our general partner's officers and directors and in some of these cases, our general partner and Plains Resources Inc. alleging violations of the federal securities laws. In addition, derivative lawsuits were filed in the Delaware Chancery Court against our general partner, its directors and certain of its officers alleging the defendants breached the fiduciary duties owed to us and our unitholders by failing to monitor properly the activities of our traders. See Part II - "Other Information" - Item 1. - "Legal Proceedings."

  Although we maintain an inspection program designed to prevent and, as applicable, to detect and address releases of crude oil into the environment from our pipeline and storage operations, we may experience such releases in the future, or discover releases that were previously unidentified. Damages and liabilities incurred due to any future environmental releases from our assets may substantially affect our business.

ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. This statement was amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133 ("SFAS 137") issued in June 1999. SFAS 137 deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. We are required to adopt this statement beginning January 1, 2001. We have not yet determined what impact the adoption of SFAS 133 would have on the consolidated balance sheets, statements of operations and cash flows; however, this standard could increase volatility in earnings and partners' capital through comprehensive income. In June 2000, the

FASB issued SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedge Activities." SFAS 138 amended the portions of SFAS 133, inclusive of the definition of the normal purchase and sale exclusion.

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

  Commodity Price Risk. The fair value of outstanding derivative instruments and the change in fair value that would be expected from a 10 percent price increase are shown in the table below (in millions) (unaudited):

                                                   JUNE 30, 2000                            DECEMBER 31, 1999
                                        -------------------------------------     --------------------------------------
                                                                  EFFECT OF                                  EFFECT OF
                                                                     10%                                        10%
                                               FAIR                 PRICE                 FAIR                 PRICE
                                               VALUE               CHANGE                VALUE                CHANGE
                                        ----------------     ----------------     -----------------     ----------------
Crude oil :
  Futures contracts                            $ 8.2                $ 5.5                $   -                $(2.8)
  Swaps and options contracts                   (0.2)                (0.1)                (0.6)                (0.1)

  The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps is estimated based on quoted prices from independent reporting services compared to the contract price of the swap which approximate the gain or loss that would have been realized if the contracts had been closed out at the dates indicated above. All hedge positions offset physical positions exposed to the cash market; none of these offsetting physical positions are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10 percent increase in prices regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10 percent change in prompt month crude prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

  Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. At June 30, 2000 and December 31, 1999, the carrying value of short-term debt ($3.0 million and $58.7 million, respectively) and long-term debt ($267.3 million and $424.1 million, respectively) approximated fair value.

  Interest rate swaps and collars are used to hedge underlying debt obligations. These instruments hedge specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At June 30, 2000, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $215.0 million, which positions had an aggregate value of approximately $0.4 million as of such date. These instruments are based on LIBOR margins and generally provide for a floor of 5% and a ceiling of 6.5% for $90.0 million of debt and a floor of 6% and a ceiling of 8% for $125.0 million of debt.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

  All statements, other than statements of historical fact, included in this report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate," "believe," "estimate," "expect,"
"plan," "intend" and "forecast" and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. These statements reflect our current views and those of our general partner with respect to future events, based on what we believe are reasonable assumptions. These statements, however, are subject to certain risks, uncertainties and assumptions, including, but not limited to:

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

                           PART II. OTHER INFORMATION

Items 1. LEGAL PROCEEDINGS

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, et al. The suit alleged that Plains All American Pipeline, L.P. ("PAA") and certain of our general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases were filed in the Southern District of Texas, some of which name our general partner and Plains Resources as additional defendants. The court consolidated all subsequently filed cases under the first filed action described above and appointed two lead plaintiffs representing two different plaintiff classes: (1) purchasers of Plains Resources common stock and options (the "Plains Plaintiffs") and (2) purchasers of our common units (the "PAA Plaintiffs"). On July 14, 2000, the Plains Plaintiffs filed a consolidated complaint alleging violations of Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934. On the same day, the PAA Plaintiffs filed a consolidated complaint, naming as additional defendants the underwriters for the public offering of our units. The PAA Plaintiffs' consolidated complaint alleges that the defendants are liable for securities fraud violations under Rule 10b-5 and
Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

  The plaintiffs in the Texas securities litigation seek, among other things, damages for all losses and damages allegedly sustained by the plaintiffs from the unauthorized trading loss and defendants' alleged misconduct, and any additional relief as may be just and proper under the circumstances.

  Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas entitled Fernandez v. Plains All American Inc., et al., naming the general partner, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation described below. A responsive pleading or motion on behalf of the defendants is due on August 14, 2000.

  Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named our general partner, its directors and certain of its officers as defendants, and allege that the defendants breached the fiduciary duties that they owed to PAA and our unitholders by failing to monitor properly the activities of our employees. The derivative complaints allege, among other things, that PAA has been harmed due to the negligence or breach of fiduciary duties of the officers and directors that are named in the lawsuits. The court has consolidated all of the cases under the caption In Re Plains All American Inc. Shareholders Litigation, and has designated the complaint filed in Sussex
v. Plains All American Inc. as the operative complaint in the consolidated action. No responsive pleading or motion on behalf of the defendants is currently due.

  The plaintiffs in the Delaware securities litigation seek that the defendants
(1) account for all losses and damages allegedly sustained by us from the unauthorized trading losses, (2) establish and maintain effective internal controls ensuring that our affiliates and persons responsible for our affairs do not engage in wrongful practices detrimental to us, (3) account for the plaintiffs' costs and expenses in litigation, including reasonable attorneys' fees, accountants' fees, and experts' fees and (4) provide the plaintiffs any additional relief as may be just and proper under the circumstances.

  We intend to vigorously defend the claims made against us in the Texas securities litigation, the Texas derivative litigation and the Delaware derivative litigation. However, there can be no assurance that we will be successful in our defense or that these lawsuits will not have a material adverse effect on our financial position or results of operations.

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

      27.  Financial Data Schedule

B.  Reports on Form 8-K

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



                                    PLAINS ALL AMERICAN PIPELINE, L.P.

                                    By:  PLAINS ALL AMERICAN INC.
                                         Its General Partner



Date:   August 14, 2000             By:  /s/ Cynthia A. Feeback
                                         ----------------------
                                         Cynthia A. Feeback, Vice
                                         President - Accounting and Treasurer
                                         (Principal Accounting Officer) of the
                                         General Partner