Form 10-Q
period 2000-09-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2000-11-14
CIK 1070423

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                   FORM 10-Q


[x]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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

                                 (713) 654-1414
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  x     No
                                       ----      ----

At November 11, 2000, there were outstanding 23,049,239 Common Units, 1,307,190 Class B Common Units and 10,029,619 Subordinated Units.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                         PAGE
                                                                         ----
PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets:
     September 30, 2000 and December 31, 1999..........................    3
Consolidated Statements of Operations:
     For the three and nine months ended September 30, 2000 and 1999... 4 Consolidated Statements of Cash Flows:
     For the nine months ended September 30, 2000 and 1999.............    5
Consolidated Statement of Partners' Capital:
     For the nine months ended September 30, 2000......................    6
Notes to Consolidated Financial Statements.............................    7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS...............................   13

PART II. OTHER INFORMATION.............................................   23

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT UNIT DATA)


                                                                                   September 30,             December 31,
                                                                                       2000                     1999
                                                                              --------------------      -------------------
                                                                                    (unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents                                                                 $  3,272               $   53,768
Accounts receivable and other current assets                                               382,911                  508,920
Inventory                                                                                   22,287                   34,826
Assets held for sale (Note 3)                                                                    -                  141,486
                                                                                          --------               ----------
Total current assets                                                                       408,470                  739,000
                                                                                          --------               ----------
PROPERTY AND EQUIPMENT                                                                     462,482                  454,878
Less allowance for depreciation and amortization                                           (23,641)                 (11,581)
                                                                                          --------               ----------
                                                                                           438,841                  443,297
                                                                                          --------               ----------
OTHER ASSETS
Pipeline linefill                                                                           31,030                   17,633
Other, net                                                                                   8,500                   23,107
                                                                                          --------               ----------
                                                                                          $886,841               $1,223,037
                                                                                          ========               ==========
LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and other current liabilities                                            $346,634               $  485,400
Due to affiliates                                                                           23,902                   42,692
Short-term debt and current portion of long-term debt                                            -                  109,369
                                                                                          --------               ----------
Total current liabilities                                                                  370,536                  637,461

LONG-TERM LIABILITIES

Bank debt                                                                                  292,000                  259,450
Subordinated note payable - general partner                                                      -                  114,000
Other long-term liabilities and deferred credits                                             1,600                   19,153
                                                                                          --------               ----------
Total liabilities                                                                          664,136                1,030,064
                                                                                          --------               ----------
PARTNERS' CAPITAL

Common unitholders (23,049,239 units outstanding)                                          223,330                  208,359
Class B common unitholders (1,307,190 units outstanding)                                    21,397                   20,548
Subordinated unitholders (10,029,619 units outstanding)                                    (24,593)                 (35,621)
General partner                                                                              2,571                     (313)
                                                                                          --------               ----------
Total partners' capital                                                                    222,705                  192,973
                                                                                          --------               ----------
                                                                                          $886,841               $1,223,037
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

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)


                                                              Three Months                             Nine Months
                                                                  Ended                                   Ended
                                                              September 30,                            September 30,
                                                         ---------------------------            -----------------------------
                                                           2000              1999                   2000              1999
                                                         ----------      -----------            -----------       -----------
                                                                          (Restated)                               (Restated)
REVENUES                                                  $756,926        $1,127,808             $2,495,212        $2,484,063

COST OF SALES AND OPERATIONS                               724,366         1,094,480              2,393,326         2,404,621
UNAUTHORIZED TRADING LOSSES
  AND RELATED EXPENSES (NOTE 2)                              6,600            72,250                  6,600           114,925
                                                          --------        ----------             ----------        ----------
Gross Margin                                                25,960           (38,922)                95,286           (35,483)
                                                          --------        ----------             ----------        ----------
EXPENSES

General and administrative                                   7,773             7,270                 24,217            15,217
Noncash compensation expense                                 2,138             1,947                  2,269             1,947
Depreciation and amortization                                5,349             4,700                 20,148            11,371
Restructuring expense                                            -             1,000                      -             1,410
                                                          --------        ----------             ----------        ----------
Total expenses                                              15,260            14,917                 46,634            29,945
                                                          --------        ----------             ----------        ----------
Operating income (loss)                                     10,700           (53,839)                48,652           (65,428)

Interest expense                                            (6,478)           (6,620)               (18,518)          (14,533)
Related party interest expense                                   -                 -                 (3,268)                -
Gain on sale of assets (Note 3)                                  -                 -                 48,188                 -
Interest and other income                                      294               328                 10,825               615
                                                          --------        ----------             ----------        ----------
Net income (loss) before extraordinary item                  4,516           (60,131)                85,879           (79,346)
Extraordinary item                                               -                 -                (15,147)                -
                                                          --------        ----------             ----------        ----------
NET INCOME (LOSS)                                         $  4,516        $  (60,131)            $   70,732        $  (79,346)
                                                          ========        ==========             ==========        ==========
NET INCOME (LOSS) - LIMITED PARTNERS                      $  4,359        $  (59,093)            $   69,185        $  (77,984)
                                                          ========        ==========             ==========        ==========
NET INCOME (LOSS) - GENERAL PARTNER                       $    157        $   (1,038)            $    1,547        $   (1,362)
                                                          ========        ==========             ==========        ==========

BASIC AND DILUTED NET INCOME (LOSS)
PER LIMITED PARTNER UNIT
  Net income (loss) before extraordinary item             $   0.13        $    (1.88)            $     2.45        $    (2.53)
  Extraordinary item                                             -                 -                  (0.44)                -
                                                          --------        ----------             ----------        ----------
  Net income (loss)                                       $   0.13        $    (1.88)            $     2.01        $    (2.53)
                                                          ========        ==========             ==========        ==========
WEIGHTED AVERAGE UNITS
  OUTSTANDING                                               34,386            31,396                 34,386            30,769
                                                          ========        ==========             ==========        ==========

                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                  -------------------------------------
                                                                                     2000                       1999
                                                                                  ----------                 ----------
                                                                                                             (restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                  $  70,732                  $ (79,346)
Items not affecting cash flows
from operating activities:
  Depreciation and amortization                                                       20,148                     11,371
  Gain on the sale of assets (Note 3)                                                (48,188)                         -
  Other noncash items                                                                  6,843                      2,163
Change in assets and liabilities:
  Accounts receivable and other current assets                                        95,284                   (155,165)
  Inventory                                                                           12,539                    (37,767)
  Pipeline linefill                                                                  (13,397)                        (3)
  Accounts payable and other current liabilities                                    (143,451)                   249,352
  Other long-term liabilities and deferred credits                                    (8,000)                    10,873
                                                                                   ---------                  ---------
Net cash provided by (used in) operating activities                                   (7,490)                     1,478
                                                                                   ---------                  ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Costs incurred in connection with acquisitions                                             -                   (173,070)
Additions to property and equipment and other assets                                  (7,487)                    (8,255)
Proceeds from sales of assets (Note 3)                                               223,859                        201
                                                                                   ---------                  ---------
Net cash provided by (used in) investing activities                                  216,372                   (181,124)
                                                                                   ---------                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Advances (to) from affiliates                                                        (18,790)                    20,874
Proceeds from issuance of Class B Common Units                                             -                     25,252
Proceeds from long-term debt                                                         794,800                    281,971
Proceeds from short-term debt                                                         47,750                     42,150
Payment of subordinated debt - general partner                                      (114,000)                         -
Principal payments of long-term debt                                                (812,900)                  (133,121)
Principal payments of short-term debt                                               (106,469)                   (21,650)
Costs incurred in connection with financing arrangements                              (6,500)                    (3,527)
Distributions to unitholders                                                         (43,269)                   (34,619)
                                                                                   ---------                  ---------
Net cash provided by (used in) financing activities                                 (259,378)                   177,330
                                                                                   ---------                  ---------
Net decrease in cash and cash equivalents                                            (50,496)                    (2,316)
Cash and cash equivalents, beginning of period                                        53,768                      5,503
                                                                                   ---------                  ---------
Cash and cash equivalents, end of period                                           $   3,272                  $   3,187
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

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                                          Total
                                                                    Class B                                   General    Partners'
                                         Common Units             Common Units           Subordinated Units   Partner    Capital
                                    ----------------------     -------------------       ------------------   -------    --------
                                     Units         Amount      Units        Amount       Units      Amount     Amount     Amount
                                    --------      --------     ------      -------       ------    --------    ------    --------
Balance at December 31, 1999         23,049       $208,359      1,307      $20,548       10,030    $(35,621)   $ (313)   $192,973

Noncash compensation expense              -              -          -            -            -           -     2,269       2,269

Distributions                             -        (31,405)         -       (1,780)           -      (9,152)     (932)    (43,269)

Net income                                -         46,376          -        2,629            -      20,180     1,547      70,732
                                    -------       --------     ------      -------       ------    --------    ------    --------
Balance at September 30, 2000        23,049       $223,330      1,307      $21,397       10,030    $(24,593)   $2,571    $222,705
                                    =======       ========     ======      =======       ======    ========    ======    ========

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

  The accompanying financial statements and related notes present our consolidated financial position as of September 30, 2000 and December 31, 1999; the results of our operations for the three and nine months ended September 30, 2000 and 1999; cash flows for the nine months ended September 30, 2000 and 1999; and changes in partners' capital for the nine months ended September 30, 2000. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform with current period presentation. The results of operations for the three and nine months ended September 30, 2000 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 1999 Annual Report on Form 10-K.

 Accounting Pronouncements

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS 133 was subsequently amended (i) in June 1999 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133 ("SFAS 137"), which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000; and (ii) in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedge Activities," which amended certain provisions, inclusive of the definition of the normal purchase and sale exclusion.

  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in earnings in the current period.

  We will adopt SFAS 133, as amended, effective January 1, 2001. We believe we have identified all instruments currently in place that will be subject to the requirements of SFAS 133; however, due to the complex nature of SFAS 133 and various interpretations regarding application of SFAS 133 to certain instruments, we have not fully determined what impact the adoption of SFAS 133 would have on the consolidated balance sheets, statements of operations and cash flows. The FASB has formed a derivative implementation group which is addressing assessment and implementation matters regarding the application of SFAS 133 for consideration by the FASB. Adoption of this standard could increase volatility in earnings and partners' capital through comprehensive income.

NOTE 2 -- UNAUTHORIZED TRADING LOSSES AND RESTATED FINANCIAL STATEMENTS

  In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses at December 31, 1999). A full investigation into the unauthorized trading activities by outside legal counsel and independent accountants and consultants determined that the vast majority of the losses occurred from March through November 1999, and that the impact warranted a restatement of previously reported financial information for 1999 and 1998. Consequently, the consolidated financial statements for 1999 appearing in this report were previously restated to reflect the unauthorized trading losses. During the third quarter of 2000, we recognized an additional $6.6 million charge for litigation related to the unauthorized trading losses (See Note 7).

Note 3 -- Asset Dispositions

  We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. This sale was completed in March 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, Plains Marketing, L.P., one of our subsidiaries, has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from Goodyear on July 30, 1998. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used (1) to repay outstanding indebtedness under our $65.0 million senior secured term credit facility entered into in December 1999 to fund short-term working capital requirements resulting from the unauthorized trading losses and (2) for general working capital purposes. We recognized a total gain of $44.6 million in connection with the sale of the linefill, of which $16.5 million was recorded in the fourth quarter of 1999. The amount of crude oil linefill for sale at December 31, 1999 was $37.9 million and is included in assets held for sale on the consolidated balance sheet at such date.

  On March 24, 2000, we completed the sale of the above referenced segment of the All American Pipeline to a unit of El Paso Energy Corporation for proceeds of approximately $124.0 million, which are net of associated transaction costs and estimated costs to remove certain equipment. We recognized a gain of $20.1 million in connection with the sale in the first quarter of 2000. Proceeds from the sale were used to permanently reduce the All American Pipeline, L.P. term loan facility (see Note 6). The cost of the pipeline segment is included in assets held for sale on the consolidated balance sheet at December 31, 1999.

NOTE 4 -- DISTRIBUTIONS

  Our 2000 distributions, which are declared and paid in the following quarter, are summarized as follows:

                                  DISTRIBUTION
                                    PER UNIT                                                 TOTAL DISTRIBUTION
                           -----------------------------          -------------------------------------------------------------
                                                                    COMMON           SUBORDINATED        GENERAL
                           COMMON         SUBORDINATED            UNITHOLDERS         UNITHOLDERS        PARTNER        TOTAL
                           ------         ------------            -----------        ------------        --------       -------
                                                                                              (IN THOUSANDS)
 2000
 Third quarter              $0.463            $0.463                $11,265               $4,639             $392       $16,296
 Second quarter              0.463             0.463                 11,265                4,639              392        16,296
 First quarter               0.450             0.450                 10,960                4,513              316        15,789


NOTE 5 -- CREDIT FACILITIES

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

 . repay $114.0 million plus accrued interest of subordinated debt to our general partner, and

 . provide additional flexibility for working capital, capital expenditures, and for other general corporate purposes.

  Our new bank credit agreements consist of:

 . a $400.0 million senior secured revolving credit facility. The revolving credit facility is secured by substantially all of our assets and matures in April 2004. No principal is scheduled for payment prior to maturity. The revolving credit facility bears interest at our option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin. We incur a commitment fee on the unused portion of the revolving credit facility. At September 30, 2000, $292.0 million was outstanding on the revolving credit facility.

 . a $300.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory that has been hedged against future price risk. The letter of credit facility is secured by substantially all of our assets and has a sublimit for cash borrowings of $100.0 million to purchase crude oil that has been hedged against future price risk. The letter of credit facility expires in April 2003. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base, which is determined monthly based on certain of our current assets and current liabilities (primarily inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil). At September 30, 2000, approximately $79.5 million in letters of credit were outstanding under the letter of credit and borrowing facility.

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

  A default under our bank credit agreements would permit the lenders to accelerate the maturity of the outstanding debt and to foreclose on the assets securing the credit facilities. As long as we are in compliance with our bank credit agreements, they do not restrict our ability to make distributions of "available cash" as defined in our partnership agreement. We are in compliance with the covenants contained in our bank credit agreements. At September 30, 2000, we could have borrowed the full $400.0 million available under our secured revolving credit facility.

  At September 30, 2000 and December 31, 1999, the carrying value of short-term debt (nil and $58.7 million, respectively) and long-term debt ($292.0 million and $424.1 million, respectively) approximated fair value.

  Interest rate swaps and collars are used to hedge underlying debt obligations. These instruments hedge specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At September 30, 2000, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $215.0 million, which positions had an aggregate value of approximately $0.2 million as of such date. These instruments are based on LIBOR and generally provide for a floor of 5% and a ceiling of 6.5% for $90.0 million of debt and a floor of 6% and a ceiling of 8% for $125.0 million of debt.

NOTE 6 -- EXTRAORDINARY ITEM

  During the nine months ended September 30, 2000, we recognized extraordinary losses, consisting primarily of unamortized debt issue costs, of $15.1 million related to the permanent reduction of the All American Pipeline, L.P. term loan facility and the refinancing of our credit facilities (see Notes 3 and 5). In addition, interest and other income for the nine months ended September 30, 2000, includes $9.7 million of previously deferred gains from terminated interest rate swaps as a result of the debt extinguishments.

NOTE 7 -- CONTINGENCIES

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, L.P. ("PAA"), et al. The suit alleged that PAA and certain of our general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases have been filed in the Southern District of Texas, some of which name our general partner and Plains Resources as additional defendants. All of the federal securities claims are being consolidated into two actions. The first consolidated action is that filed by purchasers of Plains Resources' common stock and options, and is captioned Koplovitz v. Plains Resources Inc., et al. The second consolidated action is that filed by purchasers of PAA's common units, and is captioned Di Giacomo v. Plains All American Pipeline, L.P., et al. Plaintiffs alleged that the defendants were liable for securities fraud violations under Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

  Plains Resources and PAA have reached an agreement in principle with representatives for the plaintiffs for the settlement of all of the federal securities actions. Aggregate amounts to be paid under the agreement in principle total approximately $29.5 million plus interest from October 1, 2000 through the date actual proceeds are remitted to representatives for the plaintiffs. Our insurance carrier has deposited $15.0 million to an escrow account to fund amounts payable under our insurance policies. The Boards of Directors of PAA and Plains Resources have formed special independent committees to review and approve final allocation of the settlement costs between PAA and Plains Resources. Based on an estimate of such allocation, which allocation is currently under review by the committees, in the third quarter of 2000 we accrued an additional $6.6 million of litigation costs and related expenses, which reduced earnings for the three and nine months ended September 30, 2000 by $0.19 per limited partnership unit.

  The settlement is subject to a number of conditions, including negotiation and finalization of a stipulation and agreement of settlement and related documentation, and approval of the United States District Court for the Southern District of Texas. The agreement in principle does not affect the Texas Derivative Litigation and Delaware Derivative Litigation described below.

  Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas entitled Fernandez v. Plains All American Inc., et al., naming the general partner, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation described below. A motion to dismiss was filed on behalf of the defendants on August 14, 2000.

  Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named our general partner, its directors and certain of its officers as defendants, and allege that the defendants breached the fiduciary duties that they owed to us and our unitholders by failing to monitor properly the activities of our employees. The court has consolidated all of the cases under the caption In Re Plains All American Inc. Shareholders Litigation, and has designated the complaint filed in Sussex v. Plains All American Inc. as the complaint in the consolidated action. A motion to dismiss was filed on behalf of the defendants on August 11, 2000.

  The plaintiffs in the Delaware securities litigation seek that the defendants
(1) account for all losses and damages allegedly sustained by us from the unauthorized trading losses, (2) establish and maintain effective internal controls ensuring that our affiliates and persons responsible for our affairs do not engage in wrongful practices detrimental to us, (3) pay for the plaintiffs' costs and expenses in the litigation, including reasonable attorneys' fees, accountants' fees, and experts' fees and (4) provide the plaintiffs any additional relief as may be just and proper under the circumstances.

  We intend to vigorously defend the claims made against us in the Texas derivative litigation and the Delaware derivative litigation. However, there can be no assurance that we will be successful in our defense or that these lawsuits will not have a material adverse effect on our financial position, results of operation or cash flows.

  We, in the ordinary course of business, are a claimant and/or a defendant in various other legal proceedings. Management does not believe that the outcome of these other legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

  Derivatives. We utilize derivative financial instruments to hedge our exposure to price volatility on crude oil. At September 30, 2000, our hedging activities included crude oil futures contracts maturing through 2001, covering approximately 6.9 million barrels of crude oil. Since such contracts are designated as hedges and correlate to price movements of crude oil, any gains or losses resulting from market changes will be largely offset by losses or gains on our hedged inventory or anticipated purchases of crude oil. Such contracts resulted in a reduction in revenues of $1.2 million in the third quarter of 2000 and an increase in revenues of $0.1 million in the nine months ended September 30, 2000. The unrealized loss with respect to such instruments at September 30, 2000 was $7.0 million.

NOTE 8 -- OPERATING SEGMENTS

  Our operations consist of two operating segments: (1) Pipeline Operations - engages in interstate and intrastate crude oil pipeline transportation and related merchant activities; (2) Marketing, Gathering, Terminalling and Storage Operations - engages in purchases and resales of crude oil at various points along the distribution chain and the leasing of terminalling and storage facilities.

                                                                                            MARKETING,
                                                                                            GATHERING,
                                                                                           TERMINALLING
(IN THOUSANDS) (UNAUDITED)                                       PIPELINE                    & STORAGE            TOTAL
--------------------------                                       --------                  ------------           -----
THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues:
 External Customers                                             $ 93,226                     $  663,700         $  756,926
 Intersegment  (a)                                                 4,752                              -              4,752
 Other                                                                (6)                           300                294
                                                                --------                     ----------         ----------
   Total revenues of reportable segments                        $ 97,972                     $  664,000         $  761,972
                                                                ========                     ==========         ==========
 Segment gross margin (b)                                       $ 11,886                     $   14,074         $   25,960
 Segment gross profit (c)                                         11,865                          6,322             18,187
 Net income (loss) before extraordinary item                      10,396                         (5,880)             4,516
 ----------------------------------------------------------------------------------------------------------------------------------
 THREE MONTHS ENDED SEPTEMBER 30, 1999 (RESTATED)
 Revenues:
  External Customers                                            $228,737                     $  899,071         $1,127,808
  Intersegment  (a)                                               32,621                              -             32,621
  Other                                                               24                            304                328
                                                                --------                     ----------         ----------
    Total revenues of reportable segments                       $261,382                     $  899,375         $1,160,757
                                                                ========                     ==========         ==========
 Segment gross margin (b)                                       $ 15,539                     $  (54,461)        $  (38,922)
 Segment gross profit (c)                                         14,979                        (61,171)           (46,192)
 Net income (loss) before extraordinary item                       5,901                        (66,032)           (60,131)
 ----------------------------------------------------------------------------------------------------------------------------------
 NINE MONTHS ENDED SEPTEMBER 30, 2000
 Revenues:
  External Customers                                            $379,806                     $2,115,406         $2,495,212
  Intersegment  (a)                                               65,250                              -             65,250
  Other                                                            9,673                          1,152             10,825
                                                                --------                     ----------         ----------
    Total revenues of reportable segments                       $454,729                     $2,116,558         $2,571,287
                                                                ========                     ==========         ==========
 Gain on sale of assets                                         $ 48,188                     $        -         $   48,188
 Segment gross margin (b)                                         37,802                         57,484             95,286
 Segment gross profit (c)                                         36,158                         34,911             71,069
 Net income before extraordinary item                             83,503                          2,376             85,879
-----------------------------------------------------------------------------------------------------------------------------------
 NINE MONTHS ENDED SEPTEMBER 30, 1999 (RESTATED)
 Revenues:
  External Customers                                            $606,352                     $1,877,711         $2,484,063
  Intersegment  (a)                                               67,396                              -             67,396
  Other                                                              119                            496                615
                                                                --------                     ----------         ----------
    Total revenues of reportable segments                       $673,867                     $1,878,207         $2,552,074
                                                                ========                     ==========         ==========
 Segment gross margin (b)                                       $ 40,475                     $  (75,958)        $  (35,483)
 Segment gross profit (c)                                         38,392                        (89,092)           (50,700)
 Net income (loss) before extraordinary item                      17,410                        (96,756)           (79,346)
-----------------------------------------------------------------------------------------------------------------------------------

a)  Intersegment sales were conducted on an arm's length basis.
b)  Gross margin is calculated as revenues less cost of sales and operations.
c) Gross profit is calculated as revenues less costs of sales and operations expenses and general and administrative expenses.

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

  Terminalling and Storage Activities and Gathering and Marketing Activities. Gross margin from terminalling and storage activities is dependent on the throughput volume of crude oil stored and the level of fees generated at our terminalling and storage facilities. Gross margin from our gathering and marketing activities is dependent on our ability to sell crude oil at a price in excess of our aggregate cost. These operations are not directly affected by the absolute level of crude oil prices, but are affected by overall levels of supply and demand for crude oil and fluctuations in market-related indices.

UNAUTHORIZED TRADING LOSSES

  In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses at December 31, 1999). Approximately $154.9 million of the unauthorized trading loss was recognized in 1999, with approximately $72.3 million and $114.9 million of this amount recognized in the three and nine months ended September 30, 1999, respectively. As a result, we have previously restated our 1999 financial information. During the third quarter of 2000, we recognized an additional $6.6 million charge for litigation related to the unauthorized trading losses. (See
Note 7 to the consolidated financial statements).

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000 and 1999

  For the three months ended September 30, 2000, we reported net income of $4.5 million on total revenue of $756.9 million compared to a net loss for the same period in 1999 of $60.1 million on total revenues of $1.1 billion. The results for the three months ended September 30, 2000 and 1999 include the following special or nonrecurring items:

  2000
  . $6.6 million charge for litigation related to the unauthorized trading losses; and
  .  $2.1 million of noncash compensation expense.

  1999
  .  $72.3 million of unauthorized trading losses;
  . $1.9 million of noncash compensation expense; and . $1.0 million of restructuring expenses.

  Excluding the items noted above, we would have reported net income of $13.3 million and $15.1 million for the three months ended September 30, 2000 and 1999, respectively.

  The following table sets forth our operating results for the periods indicated and includes the impact of the items discussed above (in thousands) (unaudited):


                                                                          THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                   -----------------------------------
                                                                      2000                    1999
                                                                   ---------               ------------
                                                                                             (RESTATED)
OPERATING RESULTS:
 Revenues                                                          $756,926                 $1,127,808
                                                                   ========                 ==========
 Gross margin:
  Pipeline                                                         $ 11,886                 $   15,539
  Gathering and marketing
   and terminalling and storage                                      20,674                     17,789
  Unauthorized trading losses                                        (6,600)                   (72,250)
                                                                   --------                 ----------
    Total                                                            25,960                    (38,922)
 General and administrative expense                                  (7,773)                    (7,270)
                                                                   --------                 ----------
 Gross profit                                                      $ 18,187                 $  (46,192)
                                                                   ========                 ==========
 Net income (loss)                                                 $  4,516                 $  (60,131)
                                                                   ========                 ==========
AVERAGE DAILY VOLUMES (MBBLS/DAY):
 Pipeline Activities:
  All American
   Tariff activities                                                     76                         93
   Margin activities                                                     55                         52
  Other                                                                 100                        106
                                                                   --------                 ----------
    Total                                                               231                        251
                                                                   ========                 ==========
 Lease gathering                                                        258                        347
 Bulk purchases                                                          28                        181
                                                                   --------                 ----------
    Total                                                               286                        528
                                                                   ========                 ==========
 Terminal throughput                                                     81                         68
                                                                   ========                 ==========
Storage leased to third parties,
  monthly average volumes (MBbls/month)                               1,687                      1,687
                                                                   ========                 ==========


  Revenues. Revenues decreased to $756.9 million for the third quarter of 2000 compared to the 1999 third quarter amount of $1,127.8 million, due to lower current year lease gathering and bulk purchase volumes and decreased pipeline margin revenues, which offset higher crude oil prices.

  Cost of Sales and Operations. Cost of sales and operations decreased to $724.4 million in the third quarter of 2000 compared to $1,094.5 million in the same quarter of 1999. The decrease is primarily due to lower current year lease gathering and bulk purchase volumes and a decrease in pipeline margin purchases partially offset by increased purchase costs as a result of higher crude oil prices.

  General and Administrative. General and administrative expenses were $7.8 million for the quarter ended September 30, 2000, compared to $7.3 million for the third quarter in 1999. The increase in 2000 is primarily due to consulting and accounting charges related to system modifications and enhancements and personnel- related costs.

  Depreciation and Amortization. Depreciation and amortization expense was $5.3 million for the quarter ended September 30, 2000, compared to $4.7 million for the third quarter of 1999. The increase primarily reflects a reevaluation of certain criteria on which the depreciation of certain fixed assets was based prior to the implementation of a fixed assets reporting system in the third quarter of 2000. We estimate that depreciation and amortization expense will average approximately $4.6 million to $4.7 million per quarter in the future, based on our current property base.

  Interest expense. Interest expense was $6.5 million for the quarter ended September 30, 2000 and approximated the 1999 amount for the comparable quarter. Increased interest rates offset the decreased interest resulting from a lower average debt balance in the current quarter.

 Nonrecurring or Special Items

  Unauthorized trading losses. As previously discussed, we recognized losses from unauthorized trading and related expenses, including litigation settlement of approximately $6.6 million and $72.3 million in the third quarter of 2000 and 1999, respectively.

  Noncash compensation expense. We recognized noncash compensation expense of $2.1 million and $1.9 million in the third quarter of 2000 and 1999, respectively, related to the probable vesting of partnership units granted by our general partner to certain officers and key employees of our general partner and its affiliates. The units granted are owned by the general partner and therefore, do not reflect an increase in the number of units of the partnership, nor a cash cost to us. However, generally accepted accounting principles require these charges to be "pushed down" from the general partner's financial results to our results. This charge is offset by an equivalent increase in partners' capital as the payments by the general partner are considered a contribution to our equity.

  Restructuring charge. We incurred a $1.0 million restructuring charge, primarily associated with personnel reduction in the third quarter of 1999.

 Segment Results

  Pipeline Operations. Gross margin from pipeline operations was $11.9 million for the quarter ended September 30, 2000 compared to $15.5 million for the prior year quarter. Lower volumes shipped to West Texas as a result of the first quarter 2000 sale of the California to Texas segment of the All American Pipeline and movements to the Mojave station, which were discontinued in late 1999 after a new California pipeline was activated, account for the majority of the decrease.

  The margin between revenue and direct cost of crude purchased was $4.8 million for the quarter ended September 30, 2000 compared to $10.2 million for the prior year third quarter. Pipeline tariff revenues were approximately $11.4 million for the third quarter of 2000 compared to approximately $12.4 million for the same period in 1999, due to the sale of the All American Pipeline segment. Pipeline operations and maintenance expenses decreased to $4.3 million for the third quarter of 2000 compared to $7.1 million for the third quarter of 1999, also due to the disposition.

  Average daily pipeline volumes totaled 231,000 barrels per day and 251,000 barrels per day for the third quarter of 2000 and 1999, respectively. The volume decrease is primarily due to the discontinued movements to the Mojave station, as well as discontinued movements to West Texas as a result of the sale of the segment of the All American Pipeline. Volumes on the All American Pipeline decreased from an average of 145,000 barrels per day for the third quarter of 1999 to 131,000 barrels per day in the current year quarter due to the reasons discussed above. All American's tariff volumes attributable to offshore California production were about flat between the two periods. Tariff volumes shipped on the Scurlock and West Texas gathering systems averaged 100,000 barrels per day and 106,000 barrels per day during the third quarters of 2000 and 1999, respectively.

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $20.7 million for the quarter ended September 30, 2000, a 16% increase as compared to $17.8 million in the prior year quarter (excluding the unauthorized trading losses), primarily due to an increase in our per-barrel margins due to the strong crude oil market. Gross revenues from these activities were approximately $663.7 million and $899.1 million in the third quarter of 2000 and 1999, respectively. The decreased revenues were primarily due to lower bulk purchase and lease gathering volumes, offset by higher crude prices.

  Lease gathering volumes decreased from an average of 347,000 barrels per day in the third quarter of 1999 to approximately 258,000 barrels per day in the current year period. Bulk purchase volumes decreased from approximately 181,000 barrels per day in the 1999 third quarter to approximately 28,000 barrels per day in the current year period. These decreases are primarily due to the phase out of a significant amount of low-margin activity subsequent to the discovery of the unauthorized trading losses. The gross margin impact from the reduced volumes between the third quarter of 1999 and the current year quarter was approximately $1.5 million. Lease gathering volumes averaged approximately 257,000 barrels per day and 237,000 barrels per day, respectively, for the first and second quarters of 2000, while bulk purchases averaged 29,000 barrels per day and 26,000 barrels per day for the same periods. These consecutive quarter comparisons are more indicative of a trend analysis than a comparison to the third quarter of 1999 due to the phase out of the low margin barrels.

  Terminal throughput, which includes both our Cushing and Ingleside terminals, increased to 81,400 barrels per day from 67,900 barrels per day in the third quarter of last year, while storage leased to third parties was about flat with last year at 1.7 million barrels per month.

Nine Months Ended September 30, 2000 and 1999

  For the nine months ended September 30, 2000, we reported net income of $70.7 million on total revenue of $2,495.2 million, compared to a net loss for the same period in 1999 of $79.3 million on total revenues of $2,484.1 million. The results for the nine months ended September 30, 2000 and 1999 include the following special or nonrecurring items:

  2000
  .  a $28.1 million gain on the sale of crude oil linefill;
  . a $20.1 million gain on the sale of the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas;
  . $9.7 million of previously deferred gains on interest rate swap terminations recognized due to the early extinguishment of debt;
  . an extraordinary loss of $15.1 million related to the early extinguishment of debt;
  . $6.6 million charge for litigation related to the unauthorized trading losses;
  . amortization of $4.6 million of debt issue costs associated with facilities put in place during the fourth quarter of 1999; and
  .  $2.3 million of noncash compensation expense.

  1999

  .  $114.9 million of unauthorized trading losses;
  . $1.9 million of noncash compensation expense; and . $1.0 million of restructuring expense.

  Excluding the items noted above, we would have reported net income of $41.4 million and $38.9 million for the nine months ended September 30, 2000 and 1999, respectively.

  The following table sets forth our operating results for the periods indicated and includes the impact of the items discussed above (in thousands) (unaudited):

                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                            --------------------------------
                                                2000                 1999
                                            ----------           -----------
                                                                  (RESTATED)
 OPERATING RESULTS:
 Revenues                                   $2,495,212           $2,484,063
                                            ==========           ==========
 Gross margin:
  Pipeline                                  $   37,802           $   40,475
  Gathering and marketing
   and terminalling and storage                 64,084               38,967
  Unauthorized trading losses                   (6,600)            (114,925)
                                            ----------           ----------
    Total                                       95,286              (35,483)

 General and administrative expense            (24,217)             (15,217)
                                            ----------           ----------
 Gross profit                               $   71,069           $  (50,700)
                                            ==========           ==========
 Net income (loss)                          $   70,732           $  (79,346)
                                            ==========           ==========


                                               Table continued on following page

                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                            --------------------------------
                                                2000                 1999
                                            ----------           -----------
                                                                  (RESTATED)

AVERAGE DAILY VOLUMES (BARRELS):
 Pipeline Activities:
  All American
   Tariff activities                                74                  106
   Margin activities                                57                   54
  Other                                            106                   43
                                                 -----                  ---
  Total                                            237                  203
                                                 =====                =====
 Lease gathering                                   259                  240
 Bulk purchases                                     28                  138
                                                 -----                  ---
  Total                                            287                  378
                                                  ====                  ===
 Terminal throughput                                64                   75
                                                 =====                =====
Storage leased to third parties,
  monthly average volumes (MBbls/month)          1,489                1,920
                                                 =====                =====

  Revenues. Revenues increased to $2,495.2 million from $2,484.1 million in the first nine months of 1999. The increase is primarily due to higher crude oil prices, which were partially offset by lower current year volumes.

  Cost of Sales and Operations. Cost of sales and operations decreased to $2,393.3 million from $2,404.6 million in the first nine months of 1999. The decrease is primarily due to lower current year volumes purchased, partially offset by higher crude oil prices.

  General and Administrative. General and administrative expenses were $24.2 million for the nine months ended September 30, 2000, compared to $15.2 million for the same period in 1999. The increase in 2000 is primarily due to the Scurlock acquisition in May 1999 (approximately $5.7 million), consulting fees related to the unauthorized trading loss investigation, consulting and accounting charges related to system modifications and enhancements and personnel related costs.

  Depreciation and Amortization. Depreciation and amortization expense was $20.1 million for the nine months ended September 30, 2000, compared to $11.4 million for the first nine months of 1999. The increase is primarily due to the Scurlock and West Texas gathering system acquisitions in mid-1999, the previously discussed adjustments in connection with the implementation of a new fixed asset reporting system and increased amortization of debt issue costs associated with facilities put in place during the fourth quarter of 1999 due to the unauthorized trading losses. These increases were partially offset by decreased depreciation related to the segment of the All American Pipeline that was sold in the first quarter of 2000.

  Interest expense. Interest expense was $21.8 million for the nine months ended September 30, 2000, compared to $14.5 million for the same period in 1999. The increase is primarily due to a higher average debt level in 2000 resulting from our 1999 acquisitions and the unauthorized trading losses and to higher interest rates in the current year.

 Nonrecurring or Special Items

  Unauthorized trading losses. As previously discussed, we recognized losses from unauthorized trading and related expenses, including litigation settlement of approximately $6.6 million and $114.9 million in the first nine months of 2000 and 1999, respectively.

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

  Early extinguishment of debt. During the nine months ended September 30, 2000, we recognized extraordinary losses, consisting primarily of unamortized debt issue costs, totaling $15.1 million related to the permanent reduction of the All American Pipeline, L.P. term loan facility and the refinancing of our credit facilities. In addition, interest and other income for the nine months ended September 30, 2000, includes $9.7 million of previously deferred gains from terminated interest rate swaps as a result of the debt extinguishments.

  Noncash compensation expense. We recognized noncash compensation expense of $2.3 million and $1.9 million for the nine months ended September 30, 2000 and 1999, respectively, related to the probable vesting of partnership units granted by our general partner to certain officers and key employees of our general partner and its affiliates. The units granted are owned by the general partner and therefore, do not reflect an increase in the number of units of the partnership, nor a cash cost to us. However, generally accepted accounting principles require these charges to be "pushed down" from the general partner's financial results to our results. This charge is offset by an equivalent increase in partners' capital as the payments by the general partner are considered a contribution to our equity.

  Restructuring charge. We incurred a $1.4 million restructuring charge, primarily associated with personnel reduction in the first and third quarters of 1999.

 Segment Results

  Pipeline Operations. Gross margin from pipeline operations was $37.8 million for the nine months ended September 30, 2000 compared to $40.5 million for the prior year period. Increased margins from the Scurlock and West Texas gathering system acquisitions in mid-1999 were offset by lower tariff transport volumes and reduced margins on our pipeline merchant activity. Tariff volumes decreased due to lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California, and the sale of the segment of the All American Pipeline. Margins from pipeline merchant activity were lower due to the sale of the segment of the All American Pipeline.

  The margin between revenue and direct cost of crude purchased was $14.0 million for the nine months ended September 30, 2000 compared to $24.1 million for the first nine months of the prior year. Pipeline tariff revenues were approximately $36.0 million for the first nine months of 2000 compared to approximately $36.5 million for the same period in 1999 as increases related to the Scurlock and West Texas gathering system acquisitions were partially offset by the sale of the segment of the All American Pipeline segment. Pipeline operations and maintenance expenses were approximately $12.2 million for the first nine months of 2000 compared to $20.1 million for the first nine months of 1999, also due to the acquisitions and disposition.

  Average daily pipeline volumes totaled 237,000 barrels per day and 203,000 barrels per day for the first nine months of 2000 and 1999, respectively. Volumes on the All American Pipeline decreased from an average of 160,000 barrels per day for the first nine months of 1999 to 131,000 barrels per day in the current year period due to the reasons discussed above. All American's tariff volumes attributable to offshore California production were approximately 74,000 barrels per day for nine months ended September 30, 2000 compared to 81,000 barrels per day in the prior year period. Tariff volumes shipped on the Scurlock and West Texas gathering systems averaged 106,000 barrels per day and 43,000 barrels per day during the first nine months of 2000 and 1999, respectively. The 1999 period includes volumes for Scurlock effective May 1, 1999, and West Texas gathering system volumes effective July 1, 1999.

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities (excluding the unauthorized trading losses) was approximately $64.1 million for the nine months ended September 30, 2000 compared to $39.0 million in the prior year period. The increase in gross margin is primarily due to an increase in lease gathering volumes as a result of the Scurlock acquisition and increased per barrel margins due to the strong crude oil market. Gross revenues from gathering, marketing, terminalling and storage activities were approximately $2.1 billion and $1.9 billion in the first nine months of 2000 and 1999, respectively, as increased revenues resulting from higher crude oil prices and lease gathering volumes were partially offset by decreased revenues from lower bulk purchase volumes.

  Lease gathering volumes increased from an average of 240,000 barrels per day for the first nine months of 1999 to approximately 259,000 barrels per day for the 2000 period due to the Scurlock acquisition, partially offset by a significant amount of low margin barrels that were phased out subsequent to the discovery of the trading losses. Bulk purchase volumes decreased from approximately 138,000 barrels per day for the first nine months of 1999 to approximately 28,000 barrels per day in the current year period, also due to the phase out of low margin barrels. The gross margin impact from the reduced volumes was approximately $6.0 million for the nine months ended September 30, 2000.

  Terminal throughput, which includes both our Cushing and Ingleside terminals, was 64,000 and 75,000 barrels per day for the nine months ended September 30, 2000 and 1999, respectively. Storage leased to third parties was 1.5 million barrels per month and 1.9 million barrels per month for the same periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

 Cash Flows

                                                  NINE MONTHS ENDED
  (IN MILLIONS) (UNAUDITED)                          SEPTEMBER 30,
  -------------------------                    ----------------------------
                                                 2000                1999
                                               --------            --------
  Cash provided by (used in):
  Operating activities                         $  (7.5)            $   1.5
  Investing activities                           216.4              (181.1)
  Financing activities                          (259.4)              177.3

  Operating Activities. Net cash used in operating activities for the first nine months of 2000 resulted primarily from the amounts paid during the first quarter of 2000 for the 1999 unauthorized trading losses.

  Investing Activities. Net cash provided by investing activities for the first nine months of 2000 included approximately $224.0 million of proceeds from the sale of the segment of the All American Pipeline and pipeline linefill and approximately $7.5 million of capital expenditures.

  Financing activities. Cash used in financing activities for the first nine months of 2000 consisted primarily of net payments of $76.8 million of short-term and long-term debt, the repayment of subordinated debt of $114.0 million to our general partner and distributions to unitholders of $43.3 million. Proceeds used to reduce the bank debt primarily came from the asset sales discussed above. Proceeds to repay the $114.0 million of subordinated debt to the general partner came from our revolving credit facility.

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

 . repay $114.0 million plus accrued interest of subordinated debt to our general partner, and

 . provide additional flexibility for working capital, capital expenditures, and for other general corporate purposes.

  Our new bank credit agreements consist of:

 . a $400.0 million senior secured revolving credit facility. The revolving credit facility is secured by substantially all of our assets and matures in April 2004. No principal is scheduled for payment prior to maturity. The revolving credit facility bears interest at our option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin. We incur a commitment fee on the unused portion of the revolving credit facility. At September 30, 2000, $292.0 million was outstanding on the revolving credit facility.

 . a $300.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory that has been hedged against future price risk. The letter of credit facility is secured by substantially all of our assets and has a sublimit for cash borrowings of $100.0 million to purchase crude oil that has been hedged against future price risk. The letter of credit facility expires in April 2003. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base, which is determined monthly based on certain of our current assets and current liabilities (primarily inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil). At September 30, 2000, approximately $79.5 million in letters of credit were outstanding under the letter of credit and borrowing facility.

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

  A default under our bank credit agreements would permit the lenders to accelerate the maturity of the outstanding debt and to foreclose on the assets securing the credit facilities. As long as we are in compliance with our bank credit agreements, they do not restrict our ability to make distributions of "available cash" as defined in our partnership agreement. We are in compliance with the covenants contained in our credit agreements. At September 30, 2000, we could have borrowed the full $400.0 million available under our secured revolving credit facility.

 Contingencies

  Since our announcement in November 1999 of our losses resulting from unauthorized trading by a former employee, numerous class action lawsuits have been filed against us, certain of our general partner's officers and directors and in some of these cases, our general partner and Plains Resources Inc. alleging violations of the federal securities laws. In addition, derivative lawsuits were filed against our general partner, its directors and certain of its officers alleging the defendants breached the fiduciary duties owed to us and our unitholders by failing to monitor properly the activities of our traders. See Part II - "Other Information" - Item 1. - "Legal Proceedings."

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

ACCOUNTING PRONOUNCEMENTS

  In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). SFAS133 was subsequently amended (i) in June 1999 by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the effective date of FASB Statement No. 133 ("SFAS 137"), which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000; and (ii) in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedge Activities," which amended certain provisions, inclusive of the definition of the normal purchase and sale exclusion.

  SFAS 133 requires that all derivative instruments be recorded on the balance sheet at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in earnings in the current period.

  We will adopt SFAS 133, as amended, effective January 1, 2001. We believe we have identified all instruments currently in place that will be subject to the requirements of SFAS 133; however, due to the complex nature of SFAS 133 and various interpretations regarding application of SFAS 133 to certain instruments, we have not fully determined what impact the adoption of SFAS 133 would have on the consolidated balance sheets, statements of operations and cash flows. The FASB has formed a derivative implementation group which is addressing assessment and implementation matters regarding the application of SFAS 133 for consideration by the FASB. Adoption of this standard could increase volatility in earnings and partners' capital through comprehensive income.

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

  Commodity Price Risk. The fair value of outstanding derivative instruments and the change in fair value that would be expected from a 10 percent price increase are shown in the table below (in millions) (unaudited):

                                                       SEPTEMBER 30, 2000                         DECEMBER 31, 1999
                                                  ----------------------------              -----------------------------
                                                                     EFFECT OF                                  EFFECT OF
                                                                         10%                                       10%
                                                   FAIR                PRICE                 FAIR                PRICE
                                                  VALUE                CHANGE                VALUE               CHANGE
                                                  ------               ------                -----               ------
Crude oil :
 Futures contracts                                  $6.1                $4.9                 $   -                $(2.8)
 Swaps and options contracts                           -                   -                  (0.6)                (0.1)

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

  At September 30, 2000, our hedging activities included crude oil futures contracts maturing through 2001, covering approximately 6.9 million barrels of crude oil. Since such contracts are designated as hedges and correlate to price movements of crude oil, any gains or losses resulting from market changes will be largely offset by losses or gains on our hedged inventory or anticipated purchases of crude oil. Such contracts resulted in a reduction in revenues of $1.2 million in the third quarter of 2000 and an increase in revenues of $0.1 million in the nine months ended September 30, 2000. The unrealized loss with respect to such instruments at September 30, 2000 was $7.0 million.

  Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. At September 30, 2000 and December 31, 1999, the carrying value of short-term debt (nil and $58.7 million, respectively) and long-term debt ($292.0 million and $424.1 million, respectively) approximated fair value.

  Interest rate swaps and collars are used to hedge underlying debt obligations. These instruments hedge specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At September 30, 2000, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $215.0 million, which positions had an aggregate value of approximately $0.2 million as of such date. These instruments are based on LIBOR and generally provide for a floor of 5% and a ceiling of 6.5% for $90.0 million of debt and a floor of 6% and a ceiling of 8% for $125.0 million of debt.

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

                           PART II. OTHER INFORMATION

ITEMS 1. LEGAL PROCEEDINGS

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, L.P. ("PAA"), et al. The suit alleged that PAA and certain of our general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases have been filed in the Southern District of Texas, some of which name our general partner and Plains Resources as additional defendants. All of the federal securities claims are being consolidated into two actions. The first consolidated action is that filed by purchasers of Plains Resources' common stock and options, and is captioned Koplovitz v. Plains Resources Inc., et al. The second consolidated action is that filed by purchasers of PAA's common units, and is captioned Di Giacomo v. Plains All American Pipeline, L.P., et al. Plaintiffs alleged that the defendants were liable for securities fraud violations under Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

  Plains Resources and PAA have reached an agreement in principle with representatives of the plaintiffs for the settlement of all of the federal securities actions. Aggregate amounts to be paid under the agreement in principle total approximately $29.5 million plus interest from October 1, 2000 through the date actual proceeds are remitted to representatives for the plaintiffs. Our insurance carrier has deposited $15.0 million to an escrow account to fund amounts payable under our insurance policies. The Boards of Directors of PAA and Plains Resources have formed special independent committees to review and approve final allocation of the settlement costs between PAA and Plains Resources. Based on an estimate of such allocation, which allocation is currently under review by the committees, in the third quarter of 2000 we accrued an additional $6.6 million of litigation costs and related expenses, which reduced earnings for the three and nine months ended September 30, 2000 by $0.19 per limited partnership unit.

  The settlement is subject to a number of conditions, including negotiation and finalization of a stipulation and agreement of settlement and related documentation, and approval of the United States District Court for the Southern District of Texas. The agreement in principle does not affect the Texas Derivative Litigation and Delaware Derivative Litigation described below.

  Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court for the Southern District of Texas entitled Fernandez v. Plains All American Inc., et al., naming the general partner, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation described below. A motion to dismiss was filed on behalf of the defendants on August 14, 2000.

  Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named our general partner, its directors and certain of its officers as defendants, and allege that the defendants breached the fiduciary duties that they owed to us and our unitholders by failing to monitor properly the activities of our employees. The court has consolidated all of the cases under the caption In Re Plains All American Inc. Shareholders Litigation, and has designated the complaint filed in Sussex v. Plains All American Inc. as the complaint in the consolidated action. A motion to dismiss was filed on behalf of the defendants on August 11, 2000.

  The plaintiffs in the Delaware securities litigation seek that the defendants
(1) account for all losses and damages allegedly sustained by us from the unauthorized trading losses, (2) establish and maintain effective internal controls ensuring that our affiliates and persons responsible for our affairs do not engage in wrongful practices detrimental to us, (3) pay for the plaintiffs' costs and expenses in the litigation, including reasonable attorneys' fees, accountants' fees, and experts' fees and (4) provide the plaintiffs any additional relief as may be just and proper under the circumstances.

  We intend to vigorously defend the claims made against the Texas derivative litigation and the Delaware derivative litigation. However, there can be no assurance that we will be successful in our defense or that these lawsuits will not have a material adverse effect on our financial position, results of operations or cash flows.

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

ITEMS 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

A.  Exhibits

     3.1 Amendment No. 2 to the Second Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P.

    27.1  Financial Data Schedule

B.  Reports on Form 8-K

     A Current Report on Form 8-K was filed on September 15, 2000, in connection with the announcement that Plains All American Pipeline, L.P. and Plains Resources Inc. had agreed in principle for the settlement of class action securities suits related to the unauthorized trading losses disclosed in November 1999.

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



                                    PLAINS ALL AMERICAN PIPELINE, L.P.

                                    By:  PLAINS ALL AMERICAN INC.
                                         Its General Partner



Date:   November 14, 2000           By:  /s/ Cynthia A. Feeback
                                         ----------------------
                                         Cynthia A. Feeback, Vice
                                         President - Accounting and Treasurer
                                         (Principal Accounting Officer) of the
                                         General Partner