Form 10-K405/A
period 1999-12-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2001-01-18
CIK 1070423

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K/A
                                Amendment No. 1

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

                                     PART I

ITEMS 1. AND 2.   BUSINESS AND PROPERTIES

GENERAL

  We are a publicly traded Delaware limited partnership engaged in interstate and intrastate marketing, transportation and terminalling of crude oil. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called "terminalling". We were formed in September 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc., whose wholly-owned subsidiary, Plains All American, Inc., is our general partner. In 1999, we grew through acquisitions and internal development to become one of the largest transporters, terminal operators, gatherers and marketers of crude oil in the United States. At the beginning of 2000, we handled an average of approximately 650,000 barrels of crude oil per day.

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

  . TERMINALLING AND STORAGE ACTIVITIES AND GATHERING AND MARKETING ACTIVITIES We own and operate a state-of-the- art, 3.1 million barrel, above-ground crude oil terminalling and storage facility at Cushing, Oklahoma, the largest crude oil trading hub in the United States and the designated delivery point for New York Mercantile Exchange ("NYMEX") crude oil futures contracts. We also have an additional 6.6 million barrels of terminalling and storage capacity in our other facilities, including tankage associated with our pipeline and gathering systems. Our terminalling and storage operations increase our margins in our business of purchasing and selling crude oil and also generate revenue through a combination of storage and throughput charges to third parties.

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

  The chart below depicts the organization and ownership of Plains All American Pipeline, the operating partnerships and the subsidiaries as of December 31, 1999. As is reflected in the chart, a subsidiary of our general partner owns 6,904,795 common units and 10,029,619 subordinated units, representing a 19.7% and 28.6% interest in the partnership and our subsidiaries. In addition, our general partner owns 1,307,190 Class B common units representing a 3.7% interest in the partnership and our subsidiaries. The percentages reflected in the organization chart represent the approximate ownership interest in Plains All American Pipeline, the operating partnerships and their subsidiaries individually and not on a combined basis.



                             [CHART APPEARS HERE]

UNAUTHORIZED TRADING LOSSES


 Background

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


  Normally, as we purchase crude oil, we establish a margin by selling crude oil for physical delivery to third parties, or by entering into future delivery obligations with respect to futures contracts. The employee in question violated our policy of maintaining a substantially balanced position between purchases and sales (or future delivery obligations) by negotiating one side of a transaction without negotiating the other, leaving the position "open." The trader concealed his activities by hiding open trading positions, by rolling open positions forward using off-market, inter-month transactions, and by providing to counter-parties forged documents that purported to authorize such transactions. An "inter-month" transaction is one in which the receipt and delivery of crude oil are scheduled in different months. An "off-market" transaction is one in which the price is higher or lower than the prices available in the market on the day of the transaction. By matching one side of an inter-month transaction with an open position, and using off-market pricing to match the pricing of the open position, the trader could present documentation showing both a purchase and a sale, creating the impression of compliance with our policy. The offsetting side of the inter-month transaction became a new, hidden open position.

 Investigation; Enhancement of Procedures

  Upon discovery of the violation and related losses, we engaged an outside law firm to lead the investigation of the authorized trading activities. The law firm retained specialists from an independent accounting firm to assist in the investigation. In parallel effort with the investigation mentioned above, the role of the accounting firm specialists was expanded to include reviewing and making recommendations for enhancement of our systems, policies and procedures. As a result, we have developed a new written policy document and manual of procedures designed to enhance our processes and procedures and improve our ability to detect any activity that might occur at an early stage.

  The new policy was adopted by the Board of Directors of Plains All American Inc. in May 2000; however, implementation of many of the procedures commenced in January 2000, based on information developed throughout the investigation and the review of the policies, processes and procedures. In March 2000, management hired another independent accounting firm to provide additional objective input regarding the processes and procedures, and to supplement management's efforts to expedite the implementation of the enhanced policies and automation of the processes and procedures. The procedures have now been implemented, although not all reports are fully automated. The procedures have been, and will continue to be, refined.

  To specifically address the methods used by the trader to conceal the authorized trading, in January 2000 we sent a notice to each of our material counter-parties that no person at Plains All American Pipeline, L.P. was authorized to enter into off-market transactions. In addition, we have taken the following actions:

  . We have communicated our trading strategies and risk tolerance to our traders by more clearly and specifically defining those strategies and risk limits in our written procedures.

  . The new procedures require (i) more comprehensive and frequent reporting that will allow our officials to evaluate risk positions in greater detail, and (ii) enhanced procedures to check compliance with these reporting requirements and to confirm that trading activity was conducted within guidelines.

  . The procedures provide a system to educate each employee who is involved, directly or indirectly, in our crude oil transaction activities with respect to policies and procedures, and impose an obligation to notify the Risk Manager (a new, independent function that reports directly to the Chief Financial Officer) directly or any questionable transactions or failure of others to adhere to the policies, practices and procedures.

  . Finally, following notification to each of our material counter-parties that off-market trading is against our policy and that any written evidence to the contrary is unauthorized and false, the Risk Manager and our other representatives have also communicated our policies and enhanced procedures to our counter-parties to advise them of the information we will routinely require from them to assure timely recording and confirmation of trades.

  We can give no assurance that the above steps will serve to detect and prevent all violations of our trading policy; we believe, however, that such steps substantially reduce the possibility of a recurrence of unauthorized trading activities, and that any unauthorized trading that does occur would be detected before any material loss could develop.

 Effects of the Loss

  The unauthorized trading and associated losses resulted in a default of certain covenants under our credit facilities and significant short-term cash and letter of credit requirements. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

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

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost to us of obtaining letters of credit increased under the amended credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower margin wellhead and bulk purchases, certain of our purchase contracts were terminated. As a result of these changes, aggregate volumes purchased are expected to decrease by 150,000 barrels per day, consisting primarily of lower unit margin purchases. Approximately 50,000 barrels per day of the decrease is related to barrels gathered at producer lease locations and 100,000 barrels per day is attributable to bulk purchases. As a result of the increase in letter of credit costs and reduced volumes, annual Adjusted EBITDA is expected to be adversely affected by approximately $5.0 million, excluding the positive impact of current favorable market conditions. Adjusted EBITDA means earnings before interest expense, income taxes, depreciation and amortization, unauthorized trading losses, noncash compensation expense, restructuring expense, linefill gain and extraordinary loss from extinguishment of debt.

RESULTS OF OPERATIONS

  For the year ended December 31, 1999, our gross margin deficit, Adjusted EBITDA, cash flow from operations and net loss totaled ($56.1) million, $89.1 million, $67.2 million and ($103.4) million, respectively. Excluding the unauthorized trading losses, our gross margin and net income for the year ended December 31, 1999 would have been $110.3 million and $63.1 million, respectively. Cash flow from operations represents net income before noncash items. Cash flow from operations also excludes the unauthorized trading losses, noncash compensation expense, restructuring expense, linefill gain and extraordinary loss from extinguishment of debt. Excluding the unauthorized trading losses, our pipeline operations accounted for approximately 53% of our gross margin for year ended December 31, 1999, while our terminalling and storage activities and gathering and marketing activities accounted for approximately 47%.

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

 All American Pipeline Linefill Sale and Asset Disposition

  We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. This sale was substantially completed in February 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, Plains Marketing, L.P., one of our subsidiaries, has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from the Goodyear Tire & Rubber Company in July 1998. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used for working capital purposes. We estimate that we will recognize a total gain of approximately $44.6 million in connection with the sale of linefill. As of December 31, 1999, we had delivered approximately 1.8 million barrels of linefill and recognized a gain of $16.5 million.

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

CRUDE OIL PIPELINE OPERATIONS

  We present below a description of our principal pipeline assets. All of our pipeline systems are operated from one of two central control rooms with computer systems designed to continuously monitor real time operational data including measurement of crude oil quantities injected in and delivered through the pipelines, product flow rates and pressure and temperature variations. This monitoring and measurement technology provides us the ability to efficiently batch differing crude oil types with varying characteristics through the pipeline systems. The systems are designed to enhance leak detection capabilities, sound automatic alarms in the event of operational conditions outside of pre-established parameters and provide for remote-controlled shut-down of pump stations on the pipeline systems. Pump stations, storage facilities and meter measurement points along the pipeline systems are linked by telephone, microwave, satellite or radio communication systems for remote monitoring and control, which reduces our requirement for full time site personnel at most of these locations.

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
                                         =======  ======  ======  =======  ======  ======  ======= =======  ======


  In July 1999, a wholly-owned subsidiary of Plains Resources acquired Chevron USA's 26% working interest in Point Arguello and is the operator of record for the Point Arguello Unit. All of the volumes attributable to Plains Resources' interests are committed for transportation on the All American Pipeline and are subject to our Marketing Agreement with Plains Resources. Plains Resources expects that there will continue to be natural production declines from each of these fields as the underlying reservoirs are depleted. As operator of Point Arguello, Plains Resources is conducting additional drilling and other activities on this field, but we cannot assure you that these activities will affect the production decline.




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

TERMINALLING AND STORAGE ACTIVITIES AND GATHERING AND MARKETING ACTIVITIES

 Terminalling and Storage Activities

  We own approximately 9.7 million barrels of terminalling and storage assets, including tankage associated with our pipeline and gathering systems. Our storage and terminalling operations increase our margins in our business of purchasing and selling crude oil and also generate revenue through a combination of storage throughput changes to third parties. Storage fees are generated when we lease tank capacity to third parties. Terminalling fees, also referred to as throughput fees, are generated when we receive crude oil from one connecting pipeline and redeliver such crude oil to another connecting carrier in volumes that allow the refinery to receive its crude oil on a ratable basis throughout a delivery period. Both terminalling and storage fees are generally earned from:

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

  The Cushing Terminal also incorporates numerous environmental and operational safeguards. We believe that our terminal is the only one at the Cushing Interchange in which each tank has a secondary liner (the equivalent of double bottoms), leak detection devices and secondary seals. The Cushing Terminal is the only terminal at the Cushing Interchange equipped with aboveground pipelines. Like the pipeline systems we operate, the Cushing Terminal is operated by a computer system designed to monitor real time operational data and each tank is cathodically protected. In addition, each tank is equipped with an audible and visual high level alarm system to prevent overflows; a double seal floating roof that minimizes air emissions and prevents the possible accumulation of potentially flammable gases between fluid levels and the roof of the tank; and a foam dispersal system that, in the event of a fire, is fed by a fully-automated fire water distribution network.

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

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the amount of open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of crude oil purchases then in effect increased significantly. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers. In other instances, certain of our purchase contracts were terminated. As a result of these changes, aggregate volumes purchased are expected to decrease by 150,000 barrels per day, consisting primarily of lower unit margin purchases. Approximately 50,000 barrels per day of the decrease is related to barrels gathered at producer lease locations and 100,000 barrels per day is attributable to bulk purchases. See "Unauthorized Trading Losses" and
Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

  Credit. Our merchant activities involve the purchase of crude oil for resale and require significant extensions of credit by our suppliers of crude oil. In order to assure our ability to perform our obligations under crude oil purchase agreements, various credit arrangements are negotiated with our crude oil suppliers. Such arrangements include open lines of credit directly with us and standby letters of credit issued under our letter of credit facility. Due to the unauthorized trading losses, the amount of letters of credit that we are required to provide to secure our crude oil purchases has increased. See "Unauthorized Trading Losses".

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

  Under the terms of our amended bank credit agreement and letter of credit and borrowing facility, we are required to have lender approval to declare or pay distributions to unitholders and are prohibited from declaring or paying any distribution to unitholders if a default or event of default (as defined in such agreements) exists. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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

                                                                                                   Predecessor
                                                                             ---------------------------------------------------
                                                             November 23,    January 1,
                                 Year Ended December 31,       1998 To       1998 To              Year Ended December 31,
                              ----------------------------    December 31,  November 22,   -------------------------------------
                                 1999            1998 (1)(2)    1998 (1)      1998 (1)       1997          1996          1995
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
                                                (restated)     (restated)    (restated)
                                                (proforma)
                                                (unaudited)
STATEMENT OF OPERATIONS DATA:
Revenues (restated)(1)        $ 4,739,892      $ 1,631,489     $ 180,591    $1,011,734     $ 835,757     $ 613,881     $ 396,018
Cost of sales and
  operations (restated)(1)      4,629,578        1,557,368       173,092       980,753       823,277       604,350       389,652
Unauthorized trading losses
  and related expenses (1)        166,440            7,100         2,400         4,700             -             -             -
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
Gross margin                      (56,126)          67,021         5,099        26,281        12,480         9,531         6,366
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
General and administrative
  expenses                         23,211            6,501           771         4,526         3,529         2,974         2,415
Depreciation and amortization      17,344           11,303         1,192         4,179         1,165         1,140           944
Restructuring expense               1,410                -             -             -             -             -             -
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
Total expenses                     41,965           17,804         1,963         8,705         4,694         4,114         3,359
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
Operating income (loss)           (97,078)          49,217         3,136        17,576         7,786         5,417         3,007
Interest expense                  (21,139)         (12,991)       (1,371)      (11,260)       (4,516)       (3,559)       (3,460)
Gain on sale of linefill           16,457                -             -             -             -             -             -
Interest and other income             958              584            12           572           138            90           115
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
Net income (loss)
  before provision (benefit)
  in lieu of income taxes
  and extraordinary item         (101,815)          36,810         1,777         6,888         3,408         1,948          (338)
Provision (benefit) in
  lieu of income taxes                  -                -             -         2,631         1,268           726           (93)
                              -----------      -----------     ---------     ---------     ---------     ---------    ----------
Net income (loss) before
  extraordinary item          $  (101,815)     $    36,810     $   1,777     $   4,257     $   2,140     $   1,222    $     (245)
                              ===========      ===========     =========     =========     =========     =========    ==========
Basic and diluted
  net income (loss) per
  limited partner unit before
  extraordinary item (3)      $     (3.16)     $      1.20     $    0.06     $    0.25     $    0.12     $    0.07    $    (0.01)
                              ===========      ===========     =========     =========     =========     =========    ==========
Weighted average
  number of limited partner
  units outstanding                31,633           30,089        30,089        17,004        17,004         17,004       17,004
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
                              ===========     ===========      =========     =========     =========      =========   ==========

---------
(1) In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). Approximately $7.1 million of the unauthorized trading losses was recognized in 1998 and as a result, we have restated our 1998 financial information. See Item 1. - "Business - Unauthorized Trading Losses". We have restated Revenues and Costs of Sales and Operations to appropriately reflect certain transactions with Plains Resources.
(2) The unaudited selected pro forma financial and operating data for the year ended December 31, 1998, is based on our historical financial statements and those of our predecessor and Wingfoot Ventures Seven, Inc., a wholly-owned subsidiary of Goodyear. The historical financial statements of Wingfoot reflect the historical operating results of the All American Pipeline and the SJV Gathering System through July 30, 1998. Effective July 30 1998, our predecessor acquired the All American Pipeline and SJV Gathering system from Goodyear for approximately $400.0 million. The pro forma selected financial data reflects certain pro forma adjustments to the historical results of operations as if we had been formed and the acquisition had taken place on January 1, 1998.
(3) Basic and diluted net income (loss) per unit is computed by dividing the limited partners' interest in net income by the number of outstanding common and subordinated units. For periods prior to November 23, 1998, the number of units are equal to the common and subordinated units received by our general partner in exchange for the assets contributed to the partnership.
(4) At December 31, 1999, working capital includes $37.9 million of pipeline linefill and $103.6 million for the segment of the All American Pipeline that were both sold in the first quarter of 2000. See Item 1. - "Acquisitions and Dispositions - All American Pipeline Linefill and Asset Disposition".
(5)  Excludes related party debt.
(6) EBITDA means earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA also excludes unauthorized trading losses, noncash compensation, restructuring expense, linefill gain and extraordinary loss from extinguishment of debt. Adjusted EBITDA is not a measurement presented in accordance with GAAP and is not intended to be used in lieu of GAAP presentations of results of operations and cash provided by operating activities. EBITDA is commonly used by debt holders and financial statement users as a measurement to determine the ability of an entity to meet its interest obligations.
(7) Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets or extend their useful lives. Capital expenditures made to expand our existing capacity, whether through construction or acquisition, are not considered maintenance capital expenditures. Repair and maintenance expenditures associated with existing assets that do not extend the useful life or expand operating capacity are charged to expense as incurred.
(8) Represents crude oil deliveries on the All American Pipeline for the account of third parties.
(9) Represents crude oil deliveries on the All American Pipeline and the SJV Gathering System for the account of affiliated entities. These volumes were transported on the segment of the line that was sold. See "All American Pipeline Linefill Sale and Asset Disposition."
(10) Represents barrels of crude oil purchased at the wellhead, including volumes which would have been purchased under the Marketing Agreement.
(11) Represents barrels of crude oil purchased at collection points, terminals and pipelines.
(12) Represents total crude oil barrels delivered from the Cushing Terminal and the Ingleside Terminal.

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

Overview

  We were formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly-owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of our predecessor. Our operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Scurlock Permian, L.P. Plains All American Inc., a wholly-owned subsidiary of Plains Resources, is our general partner. We are engaged in interstate and intrastate marketing, transportation and terminalling of crude oil. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called "terminalling."

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

  As we purchase crude oil, we establish a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX. Through these transactions, we seek to maintain a position that is substantially balanced between crude oil purchases and sales and future delivery obligations. We purchase crude oil on both a fixed and floating price basis. As fixed price barrels are purchased, we enter into sales arrangements with refiners, trade partners or on the NYMEX, which establishes a margin and protects it against future price fluctuations. When floating price barrels are purchased, we match those contracts with similar type sales agreements with our customers, or likewise establish a hedge position using the NYMEX futures market. From time to time, we enter into arrangements which will expose us to basis risk. Basis risk occurs when crude oil is purchased based on a crude oil specification and location which is different from the countervailing sales arrangement. Our policy is only to purchase crude oil for which we have a market and to structure our sales contracts so that crude oil price fluctuations do not materially affect the gross margin which we receive. In November 1999, we discovered that this policy was violated, and we incurred $174.0 million in unauthorized trading losses, including associated costs and legal expenses. We do not acquire and hold crude oil futures contracts or other derivative products for the purpose of speculating on crude oil price changes that might expose us to indeterminable losses. See Item 1. "Business -Unauthorized Trading Losses".

Unauthorized Trading Losses

  In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). Approximately $7.1 million of the unauthorized trading losses was recognized in 1998 and the remainder in 1999. As a result, we have restated our 1998 financial information. See Item 1. "Business - Unauthorized Trading Losses" for a discussion of the unauthorized trading loss, its financial effects and the steps taken to prevent future violations of our trading policies.

Results of Operations

 Historical Analysis of Three Years Ended December 31, 1999.

  The historical results of operations for the year ended December 31, 1999 include the results of the Scurlock acquisition effective May 1, 1999 and the West Texas Gathering System acquisition effective July 1, 1999. The combined historical results of operations for the year ended December 31, 1998 are derived from our historical financial statements for the period from November 23, 1998 through December 31, 1998, and the combined financial statements of our predecessor for the period from January 1, 1998 through November 22, 1998, which in the following discussion are combined and referred to as the year ended December 31, 1998. Commencing July 30, 1998 (the date of acquisition of the All American Pipeline and the SJV Gathering System from Goodyear), the results of operations of the All American Pipeline and the SJV Gathering System are included in the results of operations of the predecessor.

  For 1999, we reported a net loss of $103.4 million on total revenue of $4.7 billion compared to net income for 1998 of $6.0 million on total revenue of $1.2 billion and net income for 1997 of $2.1 million on total revenue of $835.8 million. The results for the years ended December 31, 1999 and 1998 include the following unusual or nonrecurring items:

  1999
  .  $166.4 million of unauthorized trading losses;
  . a $16.5 million gain on the sale of crude oil linefill that was sold in 1999;
  . restructuring expense of $1.4 million; and . an extraordinary loss of $1.5 million related to the early extinguishment of debt.

  1998
  .  $7.1 million of unauthorized trading losses.

  Excluding these nonrecurring items, we would have reported net income of $49.6 million and $11.2 million for the years ended December 31, 1999 and 1998, respectively. Excluding the unauthorized trading losses, we reported gross margin (revenues less direct expenses of purchases, transportation, terminalling and storage and other operating and maintenance expenses) of $110.3 million for the year ended December 31, 1999 compared to $38.5 million reported for 1998. Gross profit (gross margin less general and administrative expense), also excluding the unauthorized trading losses, was $88.1 million for the year ended December 31, 1999 as compared to $33.2 million for 1998.

  The following table sets forth historical and combined historical financial and operating information of Plains All American Pipeline for the periods presented and includes the impact of the nonrecurring items discussed above (in thousands):

                                                       Year Ended December 31,
                                               ------------------------------------------
                                                    1999        1998           1997
                                               ----------    ----------     -------------
                                                             (restated)     (predecessor)
          Operating Results:
           Revenues (restated)                 $4,739,892    $1,192,325     $     835,757
                                               ==========    ==========     =============
           Gross margin
            Pipeline                           $   58,001    $   16,768     $           -
            Terminalling and storage
              and gathering and marketing          52,313        21,712            12,480
            Unauthorized trading losses          (166,440)       (7,100)                -
                                               ----------    ----------     -------------
              Total                               (56,126)       31,380            12,480
            General and administrative expense    (23,211)       (5,297)           (3,529)
                                               ----------    ----------     -------------
            Gross profit                       $  (79,337)   $   26,083     $       8,951
                                               ==========    ==========     =============
            Net income (loss)                  $ (103,360)   $    5,979     $       2,140
                                               ==========    ==========     =============
          Average Daily Volumes (barrels):
            Pipeline Activities:
              All American
                Tariff activities                     101           113                 -
                Margin activities                      56            50                 -
              Other                                    61             -                 -
                                               ----------    ----------     -------------
              Total                                   218           163                 -
                                               ==========    ==========     =============
            Lease gathering                           265            88                71
            Bulk purchases                            138            98                49
                                               ----------    ----------     -------------
              Total                                   403           186               120
                                               ==========    ==========     =============
            Terminal throughput                        83            80                77
                                               ==========    ==========     =============
            Storage leased to third parties,
              monthly average volumes               1,975         1,150               668
                                               ==========    ==========     =============

  Revenues. Revenues increased to $4.7 billion from $1.1 billion and $0.8 billion in 1998 and 1997, respectively. The increase in 1999 as compared to 1998 was primarily due to an increase in lease gathering and bulk purchase volumes, resulting from the Scurlock acquisition in May 1999, and higher crude oil prices. The increase in 1998 from 1997 reflects the acquisition of the All American Pipeline in July 1998 as well as increased lease gathering and bulk purchase volumes. These increases in 1998 were partially offset by lower crude oil prices. The NYMEX benchmark WTI crude oil price averaged $19.25 per barrel in 1999, $14.43 per barrel in 1998, and $20.63 per barrel in 1997.

  Cost of Sales and Operations. Cost of sales and operations increased to $4.6 billion from $1.2 billion and $0.8 billion in 1998 and 1997, respectively, primarily due to the reasons discussed above for revenues.

  General and Administrative. General and administrative expenses were $23.2 million for the year ended December 31, 1999, compared to $5.3 million and $3.5 million for 1998 and 1997, respectively. These increases were primarily attributable to the Scurlock and West Texas Gathering System acquisitions in 1999 ($13.1 million), the All American Pipeline acquisition in 1998 ($0.7 million), expenses related our operations as a public entity ($0.7 million) and continued expansion of our business activities. The increase in 1998 compared to 1997 is primarily due to the July 1998 All American Pipeline acquisition and expansion of our business activities. As a result of the unauthorized trading losses, we will incur increased expenses in 2000, primarily accounting and consulting related.

  Noncash compensation expense. During 1999, we incurred a charge of $1.0 million related to noncash incentive compensation paid to certain officers and key employees of Plains All American Inc., our general partner. In 1998, Plains All American Inc. granted its employees the right to earn ownership in our common units owned by Plains All American Inc. The units vest over a three-year period subject to paying distributions on the common and subordinated units. This amount is included in general and administrative expense on the Consolidated Statements of Operations.

  Depreciation and Amortization. Depreciation and amortization expense was $17.3 million in 1999, $5.4 million in 1998 and $1.2 million in 1997. The increase in 1999 is due primarily to the Scurlock and West Texas Gathering System acquisitions in 1999 and the All American Pipeline acquisition in July 1998. The increase in 1998 is due to the All American Pipeline acquisition.

  Interest expense. Interest expense was $21.1 million in 1999, $12.6 million in 1998 and $4.5 million in 1997. The increase in 1999 is due to (1) interest associated with the debt incurred for the Scurlock and West Texas Gathering System acquisitions, (2) a full year of interest for the All American Pipeline acquisition, (3) an increase in interest related to hedged inventory transactions and (4) an increase in interest rates as a result of the unauthorized trading losses. The increase in interest expense in 1998 is associated with the debt incurred for the acquisition of the All American Pipeline and the SJV Gathering System. Interest expense in 1997 is comprised principally of interest charged to our predecessor by Plains Resources for amounts borrowed to construct the Cushing Terminal and subsequent capital additions, including the Ingleside Terminal.

 Nonrecurring Items

  Gain on sale of linefill. We initiated the sale of 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. The sale was substantially completed in February 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used for working capital purposes. We estimate that we will recognize a total gain of approximately $44.6 million in connection with the sale of the linefill. As of December 31, 1999, we had delivered approximately 1.8 million barrels of linefill and recognized a gain of $16.5 million.

  Unauthorized trading losses. As previously discussed, we recognized losses of approximately $166.4 million and $7.1 million in 1999 and 1998, respectively, as a result of unauthorized trading by a former employee.

  Restructuring charge. We incurred a $1.4 million restructuring charge in 1999, primarily associated with severance-related expenses of 24 employees who were terminated. As of December 31, 1999, all severance costs were paid and the terminated employees were not employed by us. As a result of the restructuring, we expect to reduce cash compensation costs by approximately $1.3 million per year.

  Extraordinary item. The extraordinary item of $1.5 million in 1999 relates to the write-off of certain debt issue costs and penalties associated with the prepayment of debt.

 Segment Results

  Pipeline Operations. Gross margin from pipeline operations was $58.0 million for the year ended December 31, 1999, compared to $16.8 million for 1998. The increase resulted from twelve months of results from the All American Pipeline in 1999 versus five months in 1998, increased margins from our pipeline merchant activities, and to the two 1999 acquisitions which contributed approximately $4.8 million of pipeline gross margin. The increase was partially offset by lower tariff transport volumes, due to lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California. Volumes from these fields have steadily declined from 1995 through 1999. A 5,000 barrel per day decline in volumes shipped from these fields would result in a decrease in annual pipeline tariff revenues of approximately $2.6 million.

  The margin between revenue and direct cost of crude purchased was $33.5 million for the year ended December 31, 1999, compared to $3.9 million for 1998. Pipeline tariff revenues were approximately $46.4 million for the year ended December 31, 1999, compared to approximately $19.0 million for 1998. Pipeline operations and maintenance expenses were approximately $24.0 million for the year ended December 31, 1999, as compared to $6.1 million for 1998.

  Tariff transport volumes on the All American Pipeline decreased from an average of 113,000 barrels per day for the year ended December 31, 1998, to 101,000 barrels per day in 1999 due primarily to a decrease in shipments of offshore California production, which decreased from 90,000 barrels per day in 1998 to 79,000 barrels per day in 1999. Barrels associated with our merchant activities on the All American Pipeline increased from 50,000 barrels per day in 1998 to 56,000 barrels per day for the year ended December 31, 1999. Tariff volumes shipped on the Scurlock and West Texas Gathering systems averaged 61,000 barrels per day during 1999.

  In March 2000, we sold the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas. We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. The sale of the linefill was substantially complete in February 2000. We estimate that we will recognize a total gain of approximately $44.6 million in connection with the sale of the linefill. As of December 31, 1999, we had delivered approximately 1.8 million barrels of linefill and recognized a gain of $16.5 million. During 1999, we reported gross margin of approximately $5.0 million associated with operating the segment of the All American Pipeline that was sold. See Item 1. - "Business -Acquisitions and Dispositions".

  The following table sets forth the All American Pipeline average deliveries per day within and outside California (in thousands):

                                                    Year Ended December 31,
                                                    -----------------------
                                                      1999          1998
                                                    --------      ---------
               Deliveries:
                Average daily volumes (barrels):
                  Within California                   101            111
                  Outside California                   56             52
                                                    --------      ---------
                    Total                             157            163
                                                    ========      =========

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

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost to us of obtaining letters of credit increased under the amended credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower margin wellhead and bulk purchases, our purchase contracts were terminated. As a result of these changes, aggregate volumes purchased are expected to decrease by 150,000 barrels per day, consisting primarily of lower unit margin purchases. Approximately 50,000 barrels per day of the decrease is related to barrels gathered at producer lease locations and 100,000 barrels per day is attributable to bulk purchases. As a result of the increase in letter of credit costs and reduced volumes, annual Adjusted EBITDA is expected to be adversely affected by approximately $5.0 million, excluding the positive impact of current favorable market conditions.

 Pro Forma Comparison of the Years Ended December 31, 1999 and 1998

  The following discussion presents a comparison of our historical results for 1999 and pro forma results for 1998. The pro forma adjustments to the historical results of operations for 1998 assume that we had been formed and that we had acquired the All American Pipeline and the SJV Gathering System on January 1, 1998.

  For the year ended December 31, 1999, we reported a net loss of $103.4 million on total revenue of $4.7 billion compared to net income for the year ended December 31, 1998 of $36.8 million on total revenue of $1.6 billion. The results for the years ended December 31, 1999 and 1998 include the following unusual or nonrecurring items:

  1999
  .  $166.4 million of unauthorized trading losses;
  . a $16.5 million gain on the sale of crude oil linefill that was sold in 1999;
  . restructuring expense of $1.4 million; and . an extraordinary loss of $1.5 million related to the early extinguishment of debt.

  1998
  .  $7.1 million of unauthorized trading losses.

  Excluding these nonrecurring items further discussed in the preceding historical results, we would have reported net income of $49.6 million and $43.9 million for the years ended December 31, 1999 and 1998, respectively. Excluding the unauthorized trading losses, we reported gross margin (revenues less direct expenses of purchases, transportation, terminalling and storage and other operating and maintenance expenses) of $110.3 million for the year ended December 31, 1999 compared to $74.1 million reported for 1998. Gross profit (gross margin less general and administrative expense), also excluding the unauthorized trading losses, was $88.1 million for the year ended December 31, 1999 as compared to $67.6 million for 1998.

  The following table sets forth certain historical and pro forma financial and operating information of Plains All American Pipeline for the periods presented. The following pro forma financial and operating information does not include pro forma adjustments related to the Scurlock and West Texas Gathering System acquisitions which were effective May 1, 1999 and July 1, 1999, respectively (in thousands).

                                                Year Ended December 31,
                                               ------------------------
                                                    1999        1998
                                               ----------    ----------
                                              (historical)   (pro forma)
                                                              (restated)
          Operating Results:
           Revenues (restated)                 $4,739,892    $1,631,489
                                               ==========    ==========
           Gross margin
            Pipeline                           $   58,001    $   50,893
            Terminalling and storage
              and gathering and marketing          52,313        23,228
            Unauthorized trading losses          (166,440)       (7,100)
                                               ----------    ----------
              Total                               (56,126)       67,021
            General and administrative expense    (23,211)       (6,501)
                                               ----------    ----------
            Gross profit                       $  (79,337)   $   60,520
                                               ==========    ==========
            Net income (loss)                  $ (103,360)   $   36,810
                                               ==========    ==========
          Average Daily Volumes (barrels):
            Pipeline Activities:
              All American
                Tariff activities                     101           125
                Margin activities                      56            49
              Other                                    61             -
                                               ----------    ----------
              Total                                   218           174
                                               ==========    ==========
            Lease gathering                           265           108
            Bulk purchases                            138            98
                                               ----------    ----------
              Total                                   403           206
                                               ==========    ==========
            Terminal throughput                        83            80
                                               ==========    ==========
            Storage leased to third parties,
              monthly average volumes               1,975         1,150
                                               ==========    ==========

  Revenues. Revenues were $4.7 billion for the year ended December 31, 1999, compared to $1.6 billion for 1998 on a pro forma basis. The increase in 1999 as compared to 1998 was primarily due to an increase in lease gathering and bulk purchase volumes, resulting from the Scurlock acquisition in May 1999, and higher crude oil prices. The NYMEX benchmark WTI crude oil price averaged $19.25 per barrel in 1999 compared to $14.43 per barrel in 1998.

  Cost of Sales and Operations. Cost of sales and operations were $4.6 billion for the year ended December 31, 1999 compared to $1.6 billion for 1998 on a pro forma basis. The increase in 1999 as compared to 1998 was primarily due to the reasons discussed above for revenues.

  General and Administrative. General and administrative expenses were $23.2 million for the year ended December 31, 1999, compared to $6.5 million for 1998 on a pro forma basis. The increase in 1999 as compared to the 1998 pro forma amount is due to the Scurlock and West Texas Gathering System acquisitions in 1999 ($13.1 million), expenses related to the operation of Plains All American Pipeline as a public entity ($0.9 million) and continued expansion of our business activities. As a result of the unauthorized trading losses, we will incur additional expenses in 2000, primarily accounting and consulting related.

     Noncash compensation expense. During 1999, we incurred a charge of $1.0 million related to noncash incentive compensation paid to certain officers and key employees of Plains All American Inc., our general partner. In 1998, Plains All American Inc. granted the employees the right to earn ownership in our common units owned by Plains All American Inc. The units vest over a three-year period subject to paying distributions on the common and subordinated units. This amount is included in general and administrative expense on the Consolidated Statements of Operations.

     Depreciation and Amortization. Depreciation and amortization expense was $17.3 million for the year ended December 31, 1999, compared to $11.3 million on a pro forma basis for 1998. The increase is primarily due to the Scurlock acquisition and the West Texas Gathering System acquisition.

     Interest expense. Interest expense was $21.1 million for the year ended December 31, 1999, compared to $13.0 million on a pro forma basis for 1998. The increase is due to (1) interest associated with the debt incurred for the Scurlock acquisition, (2) the West Texas Gathering System acquisition, (3) an increase in interest related to hedged inventory transactions and (4) an increase in interest rates as a result of the unauthorized trading losses.

     Pipeline Operations. Gross margin from pipeline operations was $58.0 million for the year ended December 31, 1999 compared to $50.9 million for the prior year on a pro forma basis. The increase resulted from increased margins from our pipeline merchant activities, a reduction in operating costs attributable to the All American Pipeline and to the two 1999 acquisitions which contributed approximately $4.8 million of pipeline gross margin. The increase was partially offset by lower tariff transport volumes, due to lower production from Exxon's Santa Ynez Field and the Point Arguello Field, both offshore California. Volumes from these fields have steadily declined from 1995 through 1999. A 5,000 barrel per day decline in volumes shipped from these fields would result in a decrease in annual pipeline tariff revenues of approximately $2.6 million.

     The margin between revenue and direct cost of crude oil purchased was $33.5 million for the year ended December 31, 1999 compared to $14.5 million on a pro forma basis for 1998. Pipeline tariff revenues were approximately $46.4 million for the year ended December 31, 1999 compared to approximately $57.5 million on a pro forma basis in 1998. Pipeline operations and maintenance expenses were approximately $24.0 million for the year ended December 31, 1999 as compared to $26.1 million on a pro forma basis for 1998.

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

     In March 2000, we sold the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas. We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. The sale of the linefill was substantially complete in February 2000. We estimate that we will recognize a total gain of approximately $44.6 million in connection with the sale of the linefill. As of December 31, 1999, we have delivered approximately 1.8 million barrels of linefill and recognized a gain of $16.5 million. During 1999, we reported gross margin of approximately $5.0 million associated with operating the segment of the All American Pipeline that was sold. See Item 1. - "Business - Acquisitions and Dispositions".

     The following table sets forth All American Pipeline average deliveries per day within and outside California for the periods presented (in thousands).

                                                           Year Ended
                                                          December 31,
                                                   ---------------------------
                                                       1999           1998
                                                   ------------    -----------
                                                   (historical)    (pro forma)
               Deliveries:
                Average daily volumes (barrels):
                  Within California                      101             115
                  Outside California                      56              59
                                                       -----           -----

                     Total                               157             174
                                                       =====           =====

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

     In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost to us of obtaining letters of credit increased under the amended credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower margin wellhead and bulk purchases, our purchase contracts were terminated. As a result of these changes, aggregate volumes purchased are expected to decrease by 150,000 barrels per day, consisting primarily of lower unit margin purchases. Approximately 50,000 barrels per day of the decrease is related to barrels gathered at producer lease locations and 100,000 barrels per day is attributable to bulk purchases. As a result of the increase in letter of credit costs and reduced volumes, annual Adjusted EBITDA is expected to be adversely affected by approximately $5.0 million, excluding the positive impact of current favorable market conditions.

Liquidity and Capital Resources

  General

     The financial loss resulting from the unauthorized trading activity placed us in default under certain of the covenants of our credit facilities and also created significant liquidity issues. In December 1999, we executed amended credit facilities and obtained default waivers from all of our lenders. In connection with the amendments, our general partner loaned us approximately $114.0 million. By May 2000 our liquidity was significantly improved through the sales of the segment of the All American Pipeline and the related crude oil linefill for total proceeds of $224.0 million and the refinancing of our credit facilities. Consolidated debt subsequent to the May 2000 refinancing was approximately $256.0 million, as compared to $369.0 million at December 31, 1999.

     In May 2000, we entered into two new credit facilities totaling $700.0 million. See "Credit Facilities." The new facilities provide us with significant working capital availability, as well as flexibility for both internal and external growth opportunities. Giving effect to the repayment of existing debt and closing costs, we had approximately $256.0 million outstanding on our revolving credit facility as of May 8, 2000. Accordingly, we have approximately $144.0 million of additional borrowing capacity for acquisitions, capital expansion projects and general working capital purposes. In addition, the capacity available under the letter of credit facility should enable us to absorb additional acquisitions of other midstream assets and entities.

     We believe that we have sufficient liquid assets, cash from operations and borrowing capacity under our credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.

  Cash Flows

                                                             Year Ended December 31,
                                                   -----------------------------------------
               (in millions)                           1999         1998           1997
               -----------------------------------------------------------------------------
                                                                 (restated)   (predecessor)
                                                                 (combined)
                                                                (unaudited)
               Cash provided by (used in):
                Operating activities                 $(106.2)     $  29.8         $(12.9)
                Investing activities                  (186.1)      (402.7)          (1.9)
                Financing activities                   340.5        386.4           14.3
               -----------------------------------------------------------------------------

     Operating Activities. Net cash used in operating activities in 1999 resulted from the unauthorized trading losses. The losses were partially offset by increased margins due to the Scurlock and West Texas Gathering System acquisitions.

     Investing Activities. Net cash used in investing activities for 1999 included approximately $176.9 million for acquisitions, primarily for the Scurlock and West Texas gathering system, $11.1 million for expansion capital and $1.7 million for maintenance capital. Approximately $5.0 million and $4.2 million, respectively, related to the Cushing terminal expansion is included in expansion capital expenditures for 1999 and 1998, respectively. Net cash used in investing activities for 1998 consisted primarily of approximately $394.0 million for the purchase of the All American Pipeline and SJV Gathering System.

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

  Working Capital

     At December 31, 1999, we had working capital of approximately $101.5 million. Working capital at December 31, 1999 includes $37.9 million of pipeline linefill and $103.6 million for the segment of the All American Pipeline that were both sold in the first quarter of 2000. See Item 1. "Business - Acquisitions and Dispositions - All American Pipeline Linefill Sale and Asset Disposition." Proceeds from the linefill sale of approximately $100.0 million were used to repay short term working capital loans incurred in December 1999 and January 2000 and to fund the portion of the unauthorized trading losses that were settled in cash during the first quarter of 2000. Proceeds from the sale of the pipeline of approximately $129.0 million were used to reduce our outstanding debt under our bank credit agreement. We had working capital of approximately $2.2 million at December 31, 1998.

  Capital Expenditures

     We have made and will continue to make capital expenditures for acquisitions and expansion and maintenance capital. Historically, we have financed these expenditures primarily with cash generated by operations, bank borrowings and the sale of additional common units. We intend to make aggregate capital expenditures of approximately $9.0 million in 2000 and believe that we will have sufficient cash from working capital, cash flow and draws under our revolving credit facility under our bank credit agreement. We estimate that capital expenditures necessary to maintain our existing asset base at current operating levels will be approximately $4.0 million to $5.0 million each year.

  Commitments

     The aggregate amounts of maturities of all long-term indebtedness for the next five years based on balances outstanding subsequent to the May 2000 refinancing are: 2001 - $1.7 million, 2002 - $6.9 million, 2003 - $27.2 million, and 2004 - $262.9 million. These amounts consist principally of amounts due under our revolving credit facilities.

     We will distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record, and to our general partner. Available cash is generally defined as all cash and cash equivalents on hand at the end of the quarter less reserves established for future requirements. Minimum quarterly distributions are $0.45 for each full fiscal quarter. Distributions of available cash to the holders of subordinated units are subject to the prior rights of the holders of common units to receive the minimum quarterly distributions for each quarter during the subordination period, and to receive any arrearages in the distribution of minimum quarterly distributions on the common units for prior quarters during the subordination period. The expiration of the subordination period will generally not occur prior to December 31, 2003. There were no arrearages on common units at December 31, 1999.

     In connection with our crude oil marketing, we provide certain purchasers and transporters with irrevocable standby letters of credit to secure their obligation for the purchase of crude oil. Generally, these letters of credit are issued for up to seventy day periods and are terminated upon completion of each transaction. At December 31, 1999, we had outstanding letters of credit of approximately $321.5 million. Such letters of credit are secured by our crude oil inventory and accounts receivable.

     As is common within the industry, we have entered into various commitments and agreements related to the marketing, transportation, terminalling and storage of crude oil. It is management's belief that such commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.

  Credit Agreements

     Amounts borrowed under our credit agreements before and after refinancing were as follows (in thousands):

                                                                                            December 31,      May 8,
                                                                                                1999           2000
                                                                                            ------------    ----------
          New Plains Marketing, L.P. revolving credit facility                                $       -       $256,000
          New Plains Marketing, L.P. letter of credit and hedged inventory facility                   -         20,250
          All American Pipeline, L.P. bank credit agreement                                     225,000              -
          Plains Scurlock bank credit agreement                                                  85,100              -
          Plains Marketing, L.P. letter of credit and borrowing facility                         13,719              -
          Secured term credit facility                                                           45,000              -
          Subordinated note payable - general partner                                           114,000              -
                                                                                              ---------       --------

                                                                                              $ 482,819       $276,250
                                                                                              =========       ========

     The unauthorized trading losses discovered in November 1999 resulted in a default of the covenants under our credit facilities and significant short-term cash and letter of credit requirements. In December 1999, we executed amended credit facilities and obtained default waivers from all our lenders. We paid approximately $13.7 million in connection with the amended credit facilities.

     On May 8, 2000, we entered into new bank credit agreements. The borrower under the new facilities is Plains Marketing, L.P., one of our subsidiaries. We are a guarantor of the obligations under the credit facilities. The obligations are also guaranteed by the subsidiaries of Plains Marketing, L.P. We entered into the credit agreements in order to:

     . refinance the existing bank debt of Plains Marketing, L.P. and Plains Scurlock Permian, L.P. in conjunction with the merger of these subsidiaries;
     .    refinance existing bank debt of All American Pipeline, L.P.;
     . repay to our general partner $114.0 million plus accrued interest of subordinated debt; and
     . provide additional flexibility for working capital, capital expenditures, and for other general corporate purposes.

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

     . A $300.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The letter of credit facility is secured by substantially all of our assets and has a sublimit for cash borrowings of $100.0 million to purchase crude oil which has been hedged against future price risk. The letter of credit facility expires in April 2003. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain of our current assets and current liabilities, primarily accounts receivable and accounts payable related to the purchase and sale of crude oil. At closing, there were letters of credit of approximately $173.8 million and borrowings of approximately $20.3 million outstanding under this facility.

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

     Our bank credit agreements treat a change of control as an event of default and also require us to maintain:

     .    a current ratio (as defined) of 1.0 to 1.0;
     . a debt coverage ratio which is not greater that 4.0 to 1.0 for the period from March 31, 2000, to March 31, 2002, and subsequently 3.75 to 1.0;
     .    an interest coverage ratio which is not less than 2.75 to 1.0; and
     .    a debt to capital ratio of not greater than 0.65 to 1.0.

     A default under our bank credit agreements would permit the lenders to accelerate the maturity of the outstanding debt and to foreclose on the assets securing the credit facilities. As long as we are in compliance with our bank credit agreements, they do not restrict our ability to make distributions of "available cash" as defined in our partnership agreement. We are currently in compliance with the covenants contained in our credit agreements. Under the most restrictive of these covenants, at May 8, 2000, we could have borrowed the full $400.0 million available under our secured revolving credit facility.

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

Outlook

     As is common with most merchant activities, our ability to generate a profit on our margin activities is not tied to the absolute level of crude oil prices but is generated by the difference between the price paid and other costs incurred in the purchase of crude oil and the price at which we sell crude oil. The gross margin generated by tariff activities depends on the volumes transported on the pipeline and the level of the tariff charged, as well as the fixed and variable costs of operating the pipeline. These operations are affected by overall levels of supply and demand for crude oil.

     A significant portion of our gross margin is derived from the Santa Ynez and Point Arguello fields located offshore California. Volumes received from the Santa Ynez and Point Arguello fields have declined from 92,000 and 60,000 average daily barrels, respectively, in 1995 to 59,000 and 20,000 average daily barrels, respectively, for the year ended December 31, 1999. We expect that there will continue to be natural production declines from each of these fields as the underlying reservoirs are depleted. As operator of Point Arguello, Plains Resources is conducting additional drilling and other activities on this field, but we cannot assure you that these activities will affect the production decline. A 5,000 barrel per day decline in volumes shipped from these fields would result in a decrease in annual pipeline tariff revenues of approximately $2.6 million.

     As previously discussed, our future results will also be affected by (1) decreased gross margin due to the sale of the segment of the All American Pipeline, (2) declines in offshore California production transported on the All American Pipeline and (3) reduced lease gathering and bulk purchase volumes and increased expenses resulting from the unauthorized trading losses.

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

     Commodity Price Risk. The fair value of outstanding derivative instruments and the change in fair value that would be expected from a 10 percent adverse price change are shown in the table below (in millions):

                                                                            December 31,
                                                           ----------------------------------------------
                                                                   1999                      1998
                                                           ---------------------    ---------------------
                                                                          10%                      10%
                                                                        Adverse                  Adverse
                                                              Fair       Price         Fair       Price
                                                             Value       Change       Value       Change
                                                           ---------   ---------    ---------   ----------
                    Crude oil :
                      Futures contracts                    $      -       $(2.8)       $ 1.8       $(0.3)
                      Swaps and options contracts              (0.6)       (0.1)           -           -

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

                                                               Expected Year of Maturity                         Fair
                                        ---------------------------------------------------------------------
                                          2000      2001      2002      2003      2004    Thereafter   Total    Value
                                        --------  --------  --------  --------  --------  ----------  -------  -------
Liabilities:
  Short-term debt  - variable rate      $ 58.7      $   -     $   -     $   -     $   -     $    -     $ 58.7   $ 58.7
    Average interest rate                 8.74%                                                          8.74%
  Long-term debt - variable rate          50.6        0.6       3.2       0.7      80.0      289.0      424.1    424.1
    Average interest rate                 8.45%      9.06%     9.40%     9.06%     9.06%      8.44%      8.57%

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

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required here is included in the report as set forth in the "Index to Financial Statements" on page F-1.

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

 Transactions with Affiliates

  On May 12, 1999, Plains Scurlock Permian, L.P., a limited partnership of which Plains All American Inc. is our general partner and Plains Marketing, L.P. is the limited partner, completed the acquisition of Scurlock Permian LLC from Marathon Ashland Petroleum LLC. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources". To finance a portion of the purchase price, we sold 1.3 million Class B common units to our general partner at $19.125 per unit, the market value of our common units on May 12, 1999.

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

  In December 1999, following the losses we incurred as a result of the unauthorized trading activity by a former employee, our general partner loaned us approximately $114.0 million. This subordinated debt is due not later than November 30, 2005. Funding to our general partner for these loans was provided by Plains Resources. See Item 7. - "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources".

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


  10.01 -- Contribution, Conveyance and Assumption Agreement among Plains All American Pipeline, L.P. and certain other parties dated as of November 23, 1998 (incorporated by reference to Exhibit 10.03 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

**10.02 --  Plains All American Inc., 1998 Long-Term Incentive Plan
            (incorporated by reference to Exhibit 10.04 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

**10.03 --  Plains All American Inc., 1998 Management Incentive Plan Plains All
            American Inc., 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.05 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

**10.04 -- Employment Agreement between Plains Resources Inc. and Harry N.
           Pefanis dated as of November 23, 1998 (incorporated by reference to Exhibit 10.06 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

  10.05 -- Crude Oil Marketing Agreement among Plains Resources Inc., Plains Illinois Inc., Stocker Resources, L.P., Calumet Florida, Inc. and Plains Marketing, L.P. dated as of November 23, 1998 (incorporated by reference to Exhibit 10.07 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

  10.06 -- Omnibus Agreement among Plains Resources Inc., Plains All American Pipeline, L.P., Plains Marketing, L.P., All American Pipeline, L.P., and Plains All American Inc. dated as of November 23, 1998 (incorporated by reference to Exhibit 10.08 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

  10.07 -- Transportation Agreement dated July 30, 1993, between All American Pipeline Company and Exxon Company, U.S.A. (incorporated by reference to Exhibit 10.9 to Registration Statement, file No. 333-64107).

  10.08 -- Transportation Agreement dated August 2, 1993, between All American Pipeline Company and Texaco Trading and Transportation Inc., Chevron U.S.A. and Sun Operating Limited Partnership (incorporated by reference to Exhibit 10.10 to Registration Statement, file
           No. 333-64107).

**10.09 -- Form of Transaction Grant Agreement (Payment on Vesting)
           (incorporated by reference to Exhibit 10.12 to Registration Statement, file No. 333-64107).

  10.10 -- First Amendment to Contribution, Conveyance and Assumption Agreement dated as of December 15, 1998 (incorporated by reference to Exhibit
           10.13 to Annual Report on Form 10-K for the Year Ended December 31,
           1998).

  10.11 -- Agreement for Purchase and Sale of Membership Interest in Scurlock Permian LLC between Marathon Ashland LLC and Plains Marketing, L.P. dated as of March 17, 1999 (incorporated by reference to Exhibit
           10.16 to Annual Report on Form 10-K for the Year Ended December 31,
           1998).

  10.12 -- Asset Sales Agreement between Chevron Pipe Line Company and Plains Marketing, L.P. dated as of April 16, 1999 (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

**10.13 -- Transaction Grant Agreement with Greg L. Armstrong (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1, file no. 333-86907)

  10.14 -- Pipeline Sale and Purchase Agreement dated January 31, 2000, among Plains All American Pipeline, L.P., All American Pipeline, L.P., El Paso Natural Gas Company and El Paso Pipeline Company.

  10.15 -- Credit Agreement [Letter of Credit and Hedged Inventory Facility] dated May 8, 2000, among Plains Marketing, L.P, All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet National Bank and certain other lenders (incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000).

  10.16 -- Credit Agreement [Revolving Credit Facility] dated May 8, 2000, among Plains Marketing, L.P, All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet national Bank and certain other lenders (incorporated by reference to Exhibit 10.02 to the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2000.

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

                                PLAINS ALL AMERICAN PIPELINE, L.P..

                                By:  PLAINS ALL AMERICAN INC.,
                                     Our General Partner


Date: January 18, 2001         By:  /s/  Phillip D. Kramer
                                     ------------------------------------
                                     Phillip D. Kramer, Executive Vice
                                     President and
                                     Chief Financial Officer

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

PricewaterhouseCoopers LLP



Houston, Texas
March 29, 2000

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)

                                                                December 31,
                                                        --------------------------
                                                            1999              1998
                                                        -----------      ---------
                                                                         (restated)
                                ASSETS
CURRENT ASSETS
Cash and cash equivalents                               $    53,768      $   5,503
Accounts receivable and other                               508,920        120,615
Inventory                                                    34,826         37,711
Assets held for sale (Note 5)                               141,486              -
                                                        -----------      ---------
Total current assets                                        739,000        163,829
                                                        -----------      ---------

PROPERTY AND EQUIPMENT                                      454,878        378,835
Less allowance for depreciation and amortization            (11,581)          (799)
                                                        -----------      ---------
                                                            443,297        378,036
                                                        -----------      ---------
OTHER ASSETS
Pipeline linefill                                            17,633         54,511
Other                                                        23,107         10,810
                                                        -----------      ---------
                                                        $ 1,223,037      $ 607,186
                                                        ===========      =========

                  LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and other current liabilities          $   485,400      $ 144,080
Due to affiliates                                            42,692          7,768
Short-term debt and current portion of long-term debt       109,369          9,750
                                                        -----------      ---------
Total current liabilities                                   637,461        161,598

LONG-TERM LIABILITIES
Bank debt                                                   259,450        175,000
Subordinated note payable - general partner                 114,000              -
Other long-term liabilities and deferred credits             19,153             45
                                                        -----------      ---------
Total liabilities                                         1,030,064        336,643
                                                        -----------      ---------
COMMITMENTS AND CONTINGENCIES (Note 15)

PARTNERS' CAPITAL
Common unitholders (23,049,239 and 20,059,239 units
  outstanding at December 31, 1999 and 1998, respectively)  208,359        253,568
Class B Common unitholders (1,307,190 units
  outstanding at December 31, 1999)                          20,548              -
Subordinated unitholders (10,029,619 units outstanding)     (35,621)        15,995
General partner                                                (313)           980
                                                        -----------      ---------
                                                            192,973        270,543
                                                        -----------      ---------
                                                        $ 1,223,037      $ 607,186
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

                                        PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                                        CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS
                                               (in thousands, except per unit data)

                                                                                                       Predecessor
                                                                                            ---------------------------------
                                                                           November 23,       January 1,
                                                           Year Ended        1998 To           1998 To          Year Ended
                                                           December 31,    December 31,      November 22,      December 31,
                                                             1999              1998              1998              1997
                                                         --------------   ---------------   ---------------   ---------------
                                                                            (restated)        (restated)
REVENUES (restated)                                       $  4,739,892    $      180,591    $    1,011,734    $      835,757

COST OF SALES AND OPERATIONS (restated)                      4,629,578           173,092           980,753           823,277
UNAUTHORIZED TRADING LOSSES
AND RELATED EXPENSES (Note 3)                                  166,440             2,400             4,700                 -
                                                         --------------   ---------------   ---------------   ---------------
Gross Margin                                                   (56,126)            5,099            26,281            12,480
                                                         --------------   ---------------   ---------------   ---------------
EXPENSES
General and administrative                                      23,211               771             4,526             3,529
Depreciation and amortization                                   17,344             1,192             4,179             1,165
Restructuring expense                                            1,410                 -                 -                 -
                                                         --------------   ---------------   ---------------   ---------------
Total expenses                                                  41,965             1,963             8,705             4,694
                                                         --------------   ---------------   ---------------   ---------------
Operating income (loss)                                        (97,078)            3,136            17,576             7,786

Interest expense                                               (20,533)           (1,371)           (8,492)             (894)
Related party interest expense                                    (606)                -            (2,768)           (3,622)
Gain on sale of linefill (Note 5)                               16,457                 -                 -                 -
Interest and other income                                          958                12               572               138
                                                         --------------   ---------------   ---------------   ---------------
Net income (loss) before provision in lieu
  of income taxes and extraordinary item                      (101,815)            1,777             6,888             3,408
Provision in lieu of income taxes                                    -                 -             2,631             1,268
                                                         --------------   ---------------   ---------------   ---------------
Net income (loss) before extraordinary item                   (101,815)            1,777             4,257             2,140
Extraordinary item (Note 9)                                     (1,545)                -                 -                 -
                                                         --------------   ---------------   ---------------   ---------------
NET INCOME (LOSS)                                        $     (103,360)  $         1,777   $         4,257   $         2,140
                                                         ==============   ===============   ===============   ===============
NET INCOME (LOSS) - LIMITED PARTNERS                     $     (101,517)  $         1,741   $         4,172   $         2,097
                                                         ==============   ===============   ===============   ===============
NET INCOME (LOSS) - GENERAL PARTNER                      $       (1,843)  $            36   $            85   $            43
                                                         ==============   ===============   ===============   ===============
BASIC AND DILUTED INCOME (LOSS)
PER LIMITED PARTNER UNIT
  Net income (loss) before extraordinary item            $        (3.16)  $          0.06   $          0.25   $          0.12
  Extraordinary item                                              (0.05)                -                 -                 -
                                                         --------------   ---------------   ---------------   ---------------
  Net income (loss)                                      $        (3.21)  $          0.06   $          0.25   $          0.12
                                                         ==============   ===============   ===============   ===============
WEIGHTED AVERAGE NUMBER
OF UNITS OUTSTANDING                                            31,633            30,089            17,004            17,004
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

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
            NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS


Note 1 -- Organization and Basis of Presentation

 Organization

  We are a Delaware limited partnership that was formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly-owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of the midstream subsidiaries of Plains Resources, also referred to as our predecessor or the Plains Midstream Subsidiaries. Our operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Scurlock Permian, L.P. Our general partner, Plains All American Inc., is a wholly-owned subsidiary of Plains Resources. We are engaged in interstate and intrastate marketing, transportation and terminalling of crude oil. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as trucks or another pipeline. The operation of these facilities is called "terminalling." Our operations are conducted primarily in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

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

 Basis of Consolidation and Presentation

  The accompanying financial statements and related notes present our consolidated financial position as of December 31, 1999 and 1998, and the results of our operations, cash flows and changes in partners' capital for the year ended December 31, 1999 and the period from inception (November 23, 1998) to December 31, 1998, and the results of operations and cash flows of our predecessor for the period from January 1, 1998 to November 22, 1998 and the year ended December 31, 1997. All significant intercompany transactions have been eliminated. We have restated Revenues and Costs of Sales and Operations to appropriately reflect certain transactions with Plains Resources. Certain reclassifications have been made to prior period amounts to conform with current period presentation.

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
                                                =========       =========

  Costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the "effective interest" method of amortization. Debt issue costs at December 31, 1999, include approximately $13.7 million paid to amend our credit facilities as a result of defaults caused by unauthorized trading losses (see
Note 3). Goodwill was recorded as the amount of the purchase price in excess of the fair value of certain transportation and crude oil gathering assets purchased by our predecessor and is amortized using the straight-line method over a period of twenty years.

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

 Pro Forma Results for the Scurlock and West Texas Gathering System Acquisitions


  The following unaudited pro forma data is presented to show pro forma revenues, net income (loss) and basic and diluted net income (loss) per limited partner unit as if the Scurlock and West Texas Gathering System acquisitions had occurred on January 1, 1998 (in thousands):

                                          YEAR      NOVEMBER 23,  JANUARY 1,
                                          ENDED        1998 TO     1998 TO
                                        DECEMBER 31, DECEMBER 31, NOVEMBER 22,
                                           1999         1998         1998
                                        -----------   ---------   -----------
                                                      (restated)  (restated)

    Revenues (restated)                 $ 5,130,961   $ 283,251   $ 2,165,441
                                        ===========   =========   ===========
    Net income (loss)                   $   (97,501)  $  (8,080)  $       936
                                        ===========   =========   ===========
    Basic and diluted net income (loss)
      per limited partner unit          $     (3.02)  $   (0.25)  $      0.05
                                        ===========   =========   ===========

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

NOTE 5 -- ASSET DISPOSITIONS

  We initiated the sale of approximately 5.2 million barrels of crude oil linefill from the All American Pipeline in November 1999. This sale was substantially completed in February 2000. The linefill was located in the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas. Except for minor third party volumes, Plains Marketing, L.P., one of our subsidiaries, has been the sole shipper on this segment of the pipeline since its predecessor acquired the line from Goodyear on July 30, 1998. Proceeds from the sale of the linefill were approximately $100.0 million, net of associated costs, and were used for working capital purposes. We estimate that we will recognize a total gain of approximately $44.6 million in connection with the sale of linefill. As of December 31, 1999, we had delivered approximately
1.8 million barrels of linefill and recognized a gain of $16.5 million. The amount of crude oil linefill for sale at December 31, 1999 was $37.9 million and is included in assets held for sale on the consolidated balance sheet.

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

 Maturities

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



NOTE 9 -- EXTRAORDINARY ITEM

  For the year ended December 31, 1999, we recognized a $1.5 million extraordinary loss related to the early extinguishment of debt. The loss is related to the reduction of the Plains Scurlock term loan facility with proceeds from our 1999 public offering and the restructuring of our letter of credit and borrowing facility as a result of the unauthorized trading losses (see Notes 3 and 7).

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

 Benefit Plan

  Plains Resources maintains a 401(k) defined contribution plan whereby they match 100% of an employee's contribution (subject to certain limitations in the plan), with matching contribution being made 50% in cash and 50% in common stock (the number of shares for the stock match being based on the market value of the common stock at the time the shares are granted). For the years ended December 31, 1999, 1998 and 1997, defined contribution plan expense for PAA was $0.7 million, $0.2 million and $0.1 million, respectively.

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

  We recognized noncash compensation expense of approximately $1.0 million for the year ended December 31, 1999 related to the transaction grants which vested in 1999. We reflected a capital contribution from our general partner for a like amount. This amount is included in general and administrative expense on the Consolidated Statements of Operations.

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

NOTE 16 -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                             FIRST         SECOND       THIRD        FOURTH
                                            QUARTER        QUARTER     QUARTER       QUARTER        TOTAL
                                            -------        -------     -------       -------       -------
                                                      (IN THOUSANDS, EXCEPT PER UNIT DATA)
    1999(1)
    Revenues                                $  471,209   $ 885,046    $1,127,808    $2,255,829    $4,739,892
    Gross margin                                (1,546)      4,985       (38,922)      (20,643)      (56,126)
    Operating loss                              (6,965)     (4,624)      (51,892)      (33,597)      (97,078)
    Net loss                                   (10,061)     (9,154)      (60,131)      (24,014)     (103,360)
    Net loss per limited partner unit            (0.33)      (0.29)        (1.88)        (0.69)        (3.21)
    Cash distributions per common unit(2)   $    0.450   $   0.463    $    0.481    $    0.450    $    1.844

    1998(1)
    Revenues                                $  184,180   $ 178,868    $  440,941    $  388,336    $1,192,325
    Gross margin                                 4,004       5,196         6,914        15,266        31,380
    Operating income                             2,715       3,823         3,410        10,764        20,712
    Net income (loss)                            1,240       2,014        (1,212)        3,992         6,034
    Net income (loss) per limited partner
     unit                                         0.07        0.12         (0.07)         0.17          0.32
    Cash distributions per common unit(2)   $       --   $      --    $       --    $    0.193    $    0.193

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

  The following table summarizes segment revenues, gross margin, gross profit and income (loss) before provision in lieu of income taxes and extraordinary items:

                                                                       MARKETING,
                                                                       GATHERING,
                                                                       TERMINATING
(IN THOUSANDS)                                          PIPELINE        & STORAGE         TOTAL
---------------------------------------------------------------------------------------------------
                                                                        (RESTATED)       (RESTATED)
1999
Revenues:
  External Customers                                    $ 854,377       $ 3,885,515     $ 4,739,892
  Intersegment(a)                                         131,445                 -         131,445
  Other                                                       195               763             958
                                                        ---------       -----------     -----------
    Total revenues of reportable segments               $ 986,017       $ 3,886,278     $ 4,872,295
                                                        =========       ===========     ===========
Segment gross margin(b)                                 $  58,001       $  (114,127)    $   (56,126)
Segment gross profit(c)                                    55,384          (134,721)        (79,337)
Net income (loss) before extraordinary item                46,075          (147,890)       (101,815)
Interest expense                                           13,572             7,567          21,139
Depreciation and amortization                              10,979             6,365          17,344
Capital expenditures                                       69,375           119,911         189,286
Total assets                                              524,438           698,599       1,223,037
---------------------------------------------------------------------------------------------------
COMBINED TOTAL FOR THE YEAR ENDED DECEMBER 31, 1998 (RESTATED) (UNAUDITED)
Revenues:
  External Customers                                    $ 254,228       $   938,097     $ 1,192,325
  Intersegment(a)                                          23,195             2,820          26,015
  Other                                                       603               (19)            584
                                                        ---------       -----------     -----------
    Total revenues of reportable segments               $ 278,026       $   940,898     $ 1,218,924
                                                        =========       ===========     ===========
Segment gross margin(b)                                 $  16,768       $    14,612     $    31,380
Segment gross profit(c)                                    15,723            10,360          26,083
Net income before provision in lieu of income taxes         3,187             5,478           8,665
Interest expense                                            9,108             3,523          12,631
Depreciation and amortization                               4,031             1,340           5,371
Provision in lieu of income taxes                             822             1,809           2,631
Capital expenditures                                      393,731             7,212         400,943
Total assets                                              471,864           135,322         607,186
---------------------------------------------------------------------------------------------------
NOVEMBER 23, 1998 TO DECEMBER 31, 1998 (RESTATED)
Revenues:
  External Customers                                    $  54,089       $   126,502     $   180,591
  Intersegment(a)                                           2,029               429           2,458
  Other                                                         -                12              12
                                                        ---------       -----------     -----------
    Total revenues of reportable segments               $  56,118       $   126,943     $   183,061
                                                        =========       ===========     ===========
Segment gross margin(b)                                 $   3,546       $     1,553     $     5,099
Segment gross profit(c)                                     3,329               999           4,328
Net income                                                  1,035               742           1,777
Interest expense                                            1,321                50           1,371
Depreciation and amortization                                 973               219           1,192
Capital expenditures                                          352             2,535           2,887
Total assets                                              471,864           135,322         607,186
---------------------------------------------------------------------------------------------------
JANUARY 1, 1998 TO NOVEMBER 22, 1998 (PREDECESSOR) (RESTATED)
Revenues:
  External Customers                                    $ 200,139       $   811,595     $ 1,011,734
  Intersegment(a)                                          21,166             2,391          23,557
  Other                                                       603               (31)            572
                                                        ---------       -----------     -----------
    Total revenues of reportable segments               $ 221,908       $   813,955     $ 1,035,863
                                                        =========       ===========     ===========
Segment gross margin(b)                                 $  13,222       $    13,059     $    26,281
Segment gross profit(c)                                    12,394             9,361          21,755
Net income before provision in lieu of income taxes         2,152             4,736           6,888
Interest expense                                            7,787             3,473          11,260
Depreciation and amortization                               3,058             1,121           4,179
Provision in lieu of income taxes                             822             1,809           2,631
Capital expenditures                                      393,379             4,677         398,056
---------------------------------------------------------------------------------------------------

a)  Intersegment sales were conducted on an arm's length basis.
b) Gross margin is calculated as revenues less cost of sales and operations expenses.
c) Gross profit is calculated as revenues less costs of sales and operations expenses and general and administrative expenses.