Form 10-Q/A
period 2000-03-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2001-01-18
CIK 1070423

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-Q/A
                               AMENDMENT NO. 1

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

===============================================================================

             PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                 PAGE
                                                                 ----
PART I.  FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets:
     March 31, 2000 and December 31, 1999........................   3
Consolidated Statements of Operations:
     For the three months ended March 31, 2000 and 1999..........   4
Consolidated Statements of Cash Flows:
     For the three months ended March 31, 2000 and 1999..........   5
Consolidated Statement of Partners' Capital:
     For the three months ended March 31, 2000...................   6
Notes to Consolidated Financial Statements.......................   7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS.........................  11

PART II. OTHER INFORMATION.......................................  19

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)

                                                 March 31,        December 31,
                                                   2000               1999
                                                 ---------        ------------
                                                (unaudited)
                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                       $    7,193        $   53,768
Accounts receivable and other                      502,895           508,920
Inventory                                           52,848            34,826
Assets held for sale (Note 3)                            -           141,486
                                                ----------        ----------
Total current assets                               562,936           739,000
                                                ----------        ----------
PROPERTY AND EQUIPMENT                             455,572           454,878
Less allowance for depreciation and
 amortization                                      (14,774)          (11,581)
                                                ----------        ----------
                                                   440,798           443,297
                                                ----------        ----------
OTHER ASSETS
Pipeline linefill                                   17,633            17,633
Other                                               15,346            23,107
                                                ----------        ----------
                                                $1,036,713        $1,223,037
                                                ==========        ==========

              LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and other current liabilities  $  480,559       $   485,400
Due to affiliates                                   28,463            42,692
Short-term debt and current portion of
 long-term debt                                          -           109,369
                                                ----------        ----------
Total current liabilities                          509,022           637,461

LONG-TERM LIABILITIES
Bank debt                                          159,100           259,450
Subordinated note payable - general partner        114,000           114,000
Other long-term liabilities and deferred
 credits                                            12,516            19,153
                                                ----------        ----------
Total liabilities                                  794,638         1,030,064
                                                ----------        ----------
PARTNERS' CAPITAL
Common unitholders (23,049,239 units
 outstanding)                                      237,503           208,359
Class B common unitholders (1,307,190 units
 outstanding)                                       22,201            20,548
Subordinated unitholders (10,029,619 units
 outstanding)                                      (18,426)          (35,621)
General partner                                        797              (313)
                                                ----------        ----------
Total partners' capital                            242,075           192,973
                                                ----------        ----------
                                                $1,036,713        $1,223,037
                                                ==========        ==========

                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)
                                  (unaudited)


                                                       Three Months Ended
                                                            March 31,
                                                  ---------------------------
                                                      2000             1999
                                                  -----------     -----------
                                                                  (restated)

REVENUES (restated)                               $   999,319      $  471,209

COST OF SALES AND OPERATIONS (restated)               962,767         451,550
UNAUTHORIZED TRADING LOSSES
  AND RELATED EXPENSES (Note 2)                             -          21,205
                                                  -----------      ----------
Gross Margin                                           36,552          (1,546)
                                                  -----------      ----------
EXPENSES

General and administrative                              8,626           2,178
Depreciation and amortization                          10,138           2,831
Restructuring expense                                       -             410
                                                  -----------      ----------
Total expenses                                         18,764           5,419
                                                  -----------      ----------
Operating income (loss)                                17,788          (6,965)

Interest expense                                       (6,856)         (3,193)
Related party interest expense                         (2,302)              -
Gain on sale of assets (Note 3)                        48,188               -
Interest and other income                               7,482              97
                                                  -----------      ----------
Net income (loss) before extraordinary item            64,300         (10,061)
Extraordinary item                                     (4,145)              -
                                                  -----------      ----------
NET INCOME (LOSS)                                 $    60,155      $  (10,061)
                                                  ===========      ==========
NET INCOME (LOSS) - LIMITED PARTNERS              $    58,952      $   (9,860)
                                                  ===========      ==========
NET INCOME (LOSS) - GENERAL PARTNER               $     1,203      $     (201)
                                                  ===========      ==========
BASIC AND DILUTED NET INCOME (LOSS)
  PER LIMITED PARTNER UNIT
    Net income (loss) before extraordinary item   $      1.83      $    (0.33)
    Extraordinary item                                  (0.12)              -
                                                  -----------      ----------
    Net income (loss)                             $      1.71      $    (0.33)
                                                  ===========      ==========
WEIGHTED AVERAGE UNITS
  OUTSTANDING                                          34,386          30,089
                                                  ===========      ==========

                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                     Three Months Ended
                                                                          March 31,
                                                                  -------------------------
                                                                     2000           1999
                                                                  ---------       ---------
                                                                              (restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                 $  60,155       $ (10,061)
Items not affecting cash flows
  from operating activities:
    Depreciation and amortization                                    10,138           2,831
    Gain on the sale of assets (Note 3)                             (48,188)              -
    Noncash compensation expense                                        131               -
    Other noncash items                                              (3,092)            110
Change in assets and liabilities:
  Accounts receivable and other                                     (19,800)        (36,396)
  Inventory                                                         (18,163)         13,316
  Accounts payable and other current liabilities                     (9,526)         36,966
  Pipeline linefill                                                       -          (2,490)
                                                                  ---------       ---------
Net cash provided by (used in) operating activities                 (28,345)          4,276
                                                                  ---------       ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                                  (2,198)         (2,791)
Proceeds from sales of assets (Note 3)                              219,100               -
Additions to other assets                                                 -            (647)
                                                                  ---------       ---------
Net cash provided by (used in) investing activities                 216,902          (3,438)
                                                                  ---------       ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Advances from affiliates                                            (14,229)            (82)
Proceeds from long-term debt                                         12,000          14,100
Proceeds from short-term debt                                        20,000           4,250
Principal payments of long-term debt                               (136,500)         (8,100)
Principal payments of short-term debt                              (105,219)         (9,900)
Distributions to unitholders                                        (11,184)         (5,926)
                                                                  ---------       ---------
Net cash used in financing activities                              (235,132)         (5,658)
                                                                  ---------       ---------
Net decrease in cash and cash equivalents                           (46,575)         (4,820)
Cash and cash equivalents, beginning of period                       53,768           5,503
                                                                  ---------       ---------
Cash and cash equivalents, end of period                          $   7,193       $     683
                                                                  =========       =========


                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                (in thousands)
                                  (unaudited)

                                                                                                                 Total
                                                               Class B                             General      Partners'
                                       Common Units          Common Units    Subordinated Units    Partner      Capital
                                    -----------------      ---------------   ------------------    -------     ---------
                                    Units     Amount       Units   Amount    Units      Amount     Amount       Amount
                                    ------   --------      -----  --------   ------    --------    -------     ---------
Balance at December 31, 1999        23,049   $208,359      1,307  $ 20,548   10,030    $(35,621)   $  (313)    $ 192,973

Noncash compensation expense             -          -          -         -        -           -        131           131

Distributions                            -    (10,372)         -      (588)       -           -       (224)      (11,184)

Net income                               -     38,516          -     2,241        -      17,195      1,203        60,155
                                    ------   --------      -----  --------   ------    --------    -------     ---------
Balance at March 31, 2000           23,049   $237,503      1,307  $ 22,201   10,030    $(18,426)   $   797     $ 242,075
                                    ======   ========      =====  ========   ======    ========    =======     =========

                See notes to consolidated financial statements.

             PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

  We are a Delaware limited partnership that was formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of the midstream subsidiaries of Plains Resources. Our operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Scurlock Permian Pipe Line LLC. Our general partner, Plains All American Inc., is a wholly owned subsidiary of Plains Resources. We are engaged in interstate and intrastate marketing, transportation and terminalling of crude oil. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as truck or another pipeline. The operation of these facilities is called "terminalling." Our operations are conducted primarily in California, Texas, Oklahoma, Louisiana and the Gulf of Mexico.

  The accompanying financial statements and related notes present our consolidated financial position as of March 31, 2000 and December 31, 1999; the results of our operations and cash flows for the three months ended March 31, 2000 and 1999; and changes in partners' capital for the three months ended March 31, 2000. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). All adjustments, consisting only of normal recurring adjustments, which in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated. We have restated 1999 Revenues and Costs of Sales and Operations to appropriately reflect certain transactions with Plains Resources. Certain reclassifications have been made to prior period amounts to conform with current period presentation. The results of operations for the three months ended March 31, 2000 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 1999 Annual Report on Form 10-K/A.

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

 Pro Forma Results for the Scurlock and West Texas Gathering System Acquisitions

  The following unaudited pro forma data is presented to show pro forma revenues, net loss and basic and diluted net loss per limited partner unit as if the Scurlock and West Texas Gathering System acquisitions had occurred on January 1, 1999 (in thousands):

                                                 Three Months
                                                    Ended
                                                March 31, 1999
                                                --------------
                    Revenues (restated)            $ 748,073
                                                   =========
                    Net loss                       $  (1,029)
                                                   =========
                    Basic and diluted net loss
                      per limited partner unit     $   (0.03)
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

NOTE 6 -- EXTRAORDINARY ITEM

  During the quarter ended March 31, 2000, we recognized an extraordinary loss of $4.1 million related to the early extinguishment of debt. The loss is related to the permanent reduction of the All American Pipeline, L.P. term loan facility with proceeds from the sale of the segment of the All American Pipeline (see
Note 3) .

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


                                                                              Marketing,
                                                                              Gathering,
                                                                             Terminalling
 (in thousands) (unaudited)                            Pipeline               & Storage               Total
------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 2000
Revenues:
  External Customers                                  $ 180,058               $ 819,261           $  999,319
  Intersegment (a)                                       54,415                       -               54,415
  Other                                                   6,973                     509                7,482
                                                      ---------               ---------           ----------
    Total revenues of reportable segments             $ 241,446               $ 819,770           $1,061,216
                                                      =========               =========           ==========

Segment gross margin (b)                              $  13,155               $  23,397           $   36,552
Segment gross profit (c)                                 12,198                  15,728               27,926
Net income before extraordinary item                     62,387                   1,913               64,300
Total assets                                            764,328                 272,385            1,036,713

------------------------------------------------------------------------------------------------------------
Three Months Ended March 31, 1999 (restated)
Revenues:
  External Customers (restated)                       $ 154,487               $ 316,722           $  471,209
  Intersegment (a)                                       15,305                      55               15,360
  Other                                                      66                      31                   97
                                                      ---------               ---------           ----------
    Total revenues of reportable segments             $ 169,858               $ 316,808           $  486,666
                                                      =========               =========           ==========

Segment gross margin (b)                              $  12,019               $ (13,565)          $   (1,546)
Segment gross profit (c)                                 11,224                 (14,948)              (3,724)
Net income (loss)                                         5,474                 (15,535)             (10,061)
------------------------------------------------------------------------------------------------------------

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

NOTE 8 -- SUBSEQUENT EVENTS

 Credit Facilities

  On May 8, 2000, we entered into new bank credit agreements. The borrower under the new facilities is Plains Marketing, L.P. We are a guarantor of the obligations under the credit facilities. The obligations are also guaranteed by the subsidiaries of Plains Marketing, L.P. We entered into the credit agreements in order to:

  . refinance the existing bank debt of Plains Marketing, L.P. and Plains Scurlock Permian, L.P. in conjunction with the merger of these subsidiaries;
  .  refinance existing bank debt of All American Pipeline, L.P.;
  . repay up to $114.0 million plus accrued interest or subordinated debt to our general partner, and
  . provide additional flexibility for working capital, capital expenditures, and for other general corporate purposes.

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

  . a $300.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil for resale and borrowings to finance crude oil inventory which has been hedged against future price risk. The letter of credit facility has a sublimit for cash borrowings of $100.0 million to purchase crude oil which has been hedged against future price risk and is secured by substantially all of our assets. The letter of credit facility expires in April 2003. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base which is determined monthly based on certain of our current assets and current liabilities, primarily accounts receivable and accounts payable related to the purchase and sale of crude oil. At closing, there were letters of credit of approximately $173.8 million and borrowings of approximately $20.3 million outstanding under this facility.

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

  Our bank credit agreements treat a change of control as an event of default and also requires us to maintain;

  .  a current ratio (as defined) of 1.0 to 1.0;
  . a debt coverage ratio which is not greater that 4.0 to 1.0 for the period from March 31, 2000 to March 31, 2002 and subsequently 3.75 to 1.0;
  . an interest coverage ratio which is not less than 2.75 to 1.0; and . a debt to capital ratio of not greater than 0.65 to 1.0.

  A default under our bank credit agreements would permit the lenders to accelerate the maturity of the outstanding debt and to foreclose on the assets securing the credit facilities. As long as we are in compliance with our bank credit agreements, they do not restrict our ability to make distributions of "available cash" as defined in our partnership agreement. We are currently in compliance with the covenants contained in our credit agreements. Under the most restrictive of these covenants, at May 8, 2000, we could have borrowed the full $400.0 million available under our secured credit facility.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

  We were formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of the midstream subsidiaries of Plains Resources. Our operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Scurlock Pipe Line LLC. Plains All American Inc., a wholly owned subsidiary of Plains Resources, is our general partner. We are engaged in interstate and intrastate crude oil transportation, gathering and marketing as well as crude oil terminalling and storage activities. We are engaged in interstate and intrastate marketing, transportation and terminalling of crude oil. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as truck or another pipeline. The operation of these facilities is called "terminalling."

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

UNAUTHORIZED TRADING LOSSES

  In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). Approximately $154.9 million of the unauthorized trading loss was recognized in 1999, with approximately $21.2 million of this amount recognized in the first quarter of 1999. As a result, we have previously restated our 1999 financial information.

RESULTS OF OPERATIONS


  For the three months ended March 31, 2000, we reported net income of $60.2 million on total revenue of $1.0 billion compared to a net loss for the same period in 1999 of $10.1 million on total revenues of $455.8 million. The results for the three months ended March 31, 2000 and 1999 include the following unusual or nonrecurring items:

  2000

  . a $28.1 million gain on the sale of crude oil linefill that was sold in 2000;
  . a $20.1 million gain on the sale of the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas;
  . $6.8 million of previously deferred gains on interest rate swap terminations recognized due to the early extinguishment of debt;
  . an extraordinary loss of $4.1 million related to the early extinguishment of debt, and
  . amortization of $4.6 million of debt issue costs associated with facilities put in place during the fourth quarter of 1999.

  1999
  . $21.2 million of unauthorized trading losses and . restructuring expenses of $0.4 million.

  Excluding these nonrecurring items, we would have reported net income of $13.9 million and $11.5 million for the three months ended March 31, 2000 and 1999, respectively.

  The following table sets forth our operating results for the periods indicated and includes the impact of nonrecurring items discussed above (in thousands) (unaudited):


                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                        ----------------------
                                                          2000         1999
                                                        --------    ----------
                                                                    (RESTATED)
          OPERATING RESULTS:
            Revenues (restated)                         $999,319     $471,209
                                                        ========     ========
            Gross margin:
              Pipeline                                  $ 13,155     $ 12,019
              Gathering and marketing
                and terminalling and storage              23,397        7,640
              Unauthorized trading losses                      -      (21,205)
                                                        --------     --------
              Total                                       36,552       (1,546)

            General and administrative expense            (8,626)      (2,178)
                                                        --------     --------
            Gross profit                                $ 27,926     $ (3,724)
                                                        ========     ========
            Net income (loss)                           $ 60,155     $(10,061)
                                                        ========     ========
          AVERAGE DAILY VOLUMES (BARRELS):
            Pipeline Activities:
              All American
              Tariff activities                               71          126
              Margin activities                               44           47
              Other                                          115            -
                                                        --------     --------
              Total                                          230          173
                                                        ========     ========
            Lease gathering                                  257          121
            Bulk purchases                                    29           94
                                                        --------     --------
              Total                                          286          215
                                                        ========     ========
            Terminal throughput                               50           75
                                                        ========     ========

          Storage leased to third parties,
            monthly average volumes                          820        1,710
                                                        ========     ========


  Revenues. Revenues increased to $999.3 million from $471.2 million in the first quarter of 1999. The increase is primarily due to an increase in tariff and lease gathering volumes resulting from the Scurlock and West Texas Gathering System acquisitions in mid 1999 and higher crude oil prices.

  Cost of Sales and Operations. Cost of sales and operations increased to $962.8 million from $451.6 million in the first quarter of 1999 primarily due to the reasons discussed above for revenues.

  General and Administrative. General and administrative expenses were $8.6 million for the quarter ended March 31, 2000, compared to $2.2 million for the first quarter in 1999. The increase in 2000 is primarily due to the Scurlock acquisition in May 1999 ($4.0 million) and consulting fees related to the unauthorized trading loss investigation and assistance in review and implementation of enhanced controls.

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

  Interest expense. Interest expense was $9.2 million for the quarter ended March 31, 2000, compared to $3.2 million for 1999. The increase is primarily due to interest associated with the debt incurred for the Scurlock and West Texas gathering system acquisitions and to an increase in debt levels and interest rates as a result of the unauthorized trading losses. Based on current interest rate and debt levels, we estimate second quarter interest expense will be approximately $3.0 million lower than the first quarter.

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

  Deferred swap gain recognition. On March 24, 2000, the All American
Pipeline, L.P. term loan facility was permanently reduced with the proceeds from the sale of the segment of the All American Pipeline. As a result, a proportionate amount of unamortized interest rate swap gain of approximately $6.8 million was recognized in the first quarter of 2000 and is included in interest and other income.

  Extraordinary item. The extraordinary item of $4.1 million relates to the write off of debt issue costs associated with the permanent reduction of the All American Pipeline, L.P. term loan facility.

  Unauthorized trading losses. As previously discussed, we recognized losses of approximately $21.2 million in the first quarter of 1999 as a result of unauthorized trading by a former employee.

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

  The following table sets forth All American Pipeline average deliveries per day within and outside California for the periods presented (in thousands):

                                                       THREE MONTHS
                                                          ENDED
                                                         MARCH 31,
                                                       ------------
                                                       2000    1999
                                                       ----    ----
               Deliveries:
                 Average daily volumes (barrels):
                   Within California                    115     112
                   Outside California(1)                  -      61
                                                        ---     ---
                     Total                              115     173
                                                        ===     ===
          ------------
          (1) Shipments outside California in 1999 were attributable to the segment of the pipeline that was sold in 2000.

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

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost to us of obtaining letters of credit increased under our amended credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower-margin wellhead and bulk purchases, our purchase contracts were terminated .

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

LIQUIDITY AND CAPITAL RESOURCES

 Cash Flows

                                                       THREE MONTHS ENDED
                                                            MARCH 31,
                                                       ------------------
          (IN MILLIONS) (UNAUDITED)                      2000     1999
          ---------------------------------------------------------------
                                                               (restated)
          Cash provided by (used in):
             Operating activities                      $ (28.3)   $  4.3
             Investing activities                        216.9      (3.4)
             Financing activities                       (235.1)     (5.7)
          ---------------------------------------------------------------

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

  A default under our bank credit agreements would permit the lenders to accelerate the maturity of the outstanding debt and to foreclose on the assets securing the credit facilities. As long as we are in compliance with our bank credit agreements, they do not restrict our ability to make distributions of "available cash" as defined in our partnership agreement. We are currently in compliance with the covenants contained in our credit agreements. Under the most restrictive of these covenants, at May 8, 2000, we could have borrowed the full $400.0 million available under our secured credit facility.

  At March 31, 2000, there were letters of credit of approximately $192.8 million and borrowings of $159.1 million outstanding under the credit facilities which were refinanced. Due to the refinancing, we reclassified the current portion of our existing bank debt of $24.2 million at March 31, 2000, to long-term.

 Contingencies

  Since our announcement in November 1999 of our losses resulting from unauthorized trading by a former employee, numerous class action lawsuits have been filed against us, certain of our general partner's officers and directors and in some of these cases, our general partner and Plains Resources Inc. alleging violations of the federal securities laws. In addition, derivative lawsuits were filed in the Delaware Chancery Court against our general partner, its directors and certain of its officers alleging the defendants breached the fiduciary duties owed to us and our unitholders by failing to monitor properly the activities of our traders. See Item 1. - "Legal Proceedings."

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

ACCOUNTING PRONOUNCEMENT

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

                                                           EXPECTED YEAR OF MATURITY
                                    ----------------------------------------------------------------------
                                                                                                               FAIR
                                    2000      2001      2002      2003      2004      THEREAFTER     TOTAL     VALUE
                                    ----      ----      ----      ----      ----      ----------     -----     -----
LIABILITIES:
  Short-term debt - variable rate  $13.5     $   -     $   -     $   -     $   -        $   -       $ 13.5    $ 13.5
    Average interest rate            8.22%                                                             8.22%
  Long-term debt - variable rate    10.6       0.6       0.7       0.7      80.0        167.0        259.6     259.6
    Average interest rate            8.21%     9.06%     9.06%     9.06%     9.06%        8.19%        8.46%

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

ITEMS 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

      A. Exhibits

        *10.1 Credit Agreement [Letter of Credit and Hedged Inventory Facility] dated May 8, 2000, among Plains Marketing, L.P., All American Pipeline, L.P., Plains All American Pipeline, L.P. and Fleet National Bank and certain other lenders.

        *10.2 Credit Agreement [Revolving Credit Facility] dated May 8, 2000, among Plains Marketing, L.P., All American Pipeline, L.P., Plains All American Pipeline, L.P. and Fleet National Bank and certain other lenders.

         27.   Financial Data Schedule
-------
* previously filed

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

                                   PLAINS ALL AMERICAN PIPELINE, L.P.

                                   By:  PLAINS ALL AMERICAN INC.
                                        Its General Partner

Date: January 18, 2001             By:  /s/ Cynthia A. Feeback
                                        ----------------------
                                        Cynthia A. Feeback, Vice President-
                                        Accounting and Treasurer
                                        (Principal Accounting Officer) of the
                                        General Partner