Form 10-Q/A
period 2000-06-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2001-01-18
CIK 1070423

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


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

             PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)
                                  (unaudited)

                                                  THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                        JUNE 30                                  JUNE 30,
                                                ---------------------------         ------------------------------
                                                   2000            1999                  2000              1999
                                                ---------------------------         ------------------------------
                                                                (RESTATED)                             (RESTATED)
REVENUES (restated)                              $738,967        $855,046             $1,738,286        $1,356,255

COST OF SALES AND OPERATIONS (restated)           706,193         858,591              1,668,960         1,310,141
UNAUTHORIZED TRADING LOSSES
AND RELATED EXPENSES (NOTE 2)                           -          21,470                      -            42,675
                                                ---------         -------             ----------        ----------
Gross Margin                                       32,774           4,985                 69,326             3,439
                                                ---------         -------             ----------        ----------
EXPENSES

General and administrative                          7,949           5,769                 16,575             7,947
Depreciation and amortization                       4,661           3,840                 14,799             6,671
Restructuring expense                                   -               -                      -               410
                                                ---------         -------             ----------        ----------
Total expenses                                     12,610           9,609                 31,374            15,028
                                                ---------         -------             ----------        ----------
Operating income (loss)                            20,164          (4,624)                37,952           (11,589)

Interest expense                                   (5,184)         (4,720)               (12,040)           (7,913)
Related party interest expense                       (966)              -                 (3,268)                -
Gain on sale of assets (Note 3)                         -               -                 48,188                 -
Interest and other income                           3,049             190                 10,531               287
                                                ---------         -------             ----------        ----------
Net income (loss) before extraordinary item        17,063          (9,154)                81,363           (19,215)
Extraordinary item                                (11,002)              -                (15,147)                -
                                                ---------        --------             ----------        ----------
NET INCOME (LOSS)                                $  6,061        $ (9,154)            $   66,216        $  (19,215)
                                                =========        ========             ==========        ==========
NET INCOME (LOSS) - LIMITED PARTNERS             $  5,874        $ (9,032)            $   64,826        $  (18,891)
                                                =========        ========             ==========        ==========
NET INCOME (LOSS) - GENERAL PARTNER              $    187        $   (122)            $    1,390        $     (324)
                                                =========        ========             ==========        ==========
BASIC AND DILUTED NET INCOME (LOSS)
PER LIMITED PARTNER UNIT
  Net income (loss) before extraordinary item    $   0.49          $(0.29)                 $2.32            $(0.62)
  Extraordinary item                                (0.32)              -                  (0.43)                -
                                                ---------        --------             ----------        ----------
  Net income (loss)                              $   0.17          $(0.29)                 $1.89            $(0.62)
                                                =========        ========             ==========        ==========
WEIGHTED AVERAGE UNITS
OUTSTANDING                                        34,386          30,807                 34,386            30,450
                                                =========        ========             ==========        ==========

                See notes to consolidated financial statements.

          PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (in thousands)
                              (unaudited)


                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                            ------------------------
                                                              2000           1999
                                                            ---------     ----------
                                                                          (RESTATED)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                           $  66,216      $ (19,215)
Items not affecting cash flows
from operating activities:
  Depreciation and amortization                                14,799          6,671
  Gain on the sale of assets (Note 3)                         (48,188)             -
  Noncash compensation expense                                    131              -
  Other noncash items                                           4,581            182
Change in assets and liabilities:
  Accounts receivable and other current assets                162,125        (73,822)
  Inventory                                                     2,493         (1,250)
  Accounts payable and other current liabilities             (207,607)       102,908
  Pipeline linefill                                              (929)            (3)
  Other long-term liabilities and deferred credits                (29)             -
                                                            ---------     ----------
Net cash provided by (used in) operating activities            (6,408)        15,471
                                                            ---------     ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Costs incurred in connection with acquisitions                      -       (141,971)
Additions to property and equipment and other assets           (5,548)        (4,990)
Proceeds from sales of assets (Note 3)                        223,859            155
                                                            ---------     ----------
Net cash provided by (used in) investing activities           218,311       (146,806)
                                                            ---------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Advances (to) from affiliates                                 (18,029)         8,731
Proceeds from issuance of Class B Common Units                      -         25,252
Proceeds from long-term debt                                  443,050        187,621
Proceeds from short-term debt                                  45,250         24,150
Payment of subordinated debt - general partner               (114,000)             -
Principal payments of long-term debt                         (485,900)       (72,621)
Principal payments of short-term debt                        (100,969)       (11,900)
Costs incurred in connection with financing arrangements       (6,500)        (3,527)
Distributions to unitholders                                  (26,973)       (19,741)
                                                            ---------     ----------
Net cash provided by (used in) financing activities          (264,071)       137,965
                                                            ---------     ----------
Net increase (decrease) in cash and cash equivalents          (52,168)         6,630
Cash and cash equivalents, beginning of period                 53,768          5,503
                                                            ---------     ----------
Cash and cash equivalents, end of period                    $   1,600      $  12,133
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

  The accompanying financial statements and related notes present our consolidated financial position as of June 30, 2000 and December 31, 1999; the results of our operations for the three and six months ended June 30, 2000 and 1999; cash flows for the six months ended June 30, 2000 and 1999; and changes in partners' capital for the six months ended June 30, 2000. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). All adjustments, consisting only of normal recurring adjustments that, in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform with current period presentation. We have restated 1999 Revenues and Costs of Sales and Operations to appropriately reflect certain transactons with Plains Resources. The results of operations for the three and six months ended June 30, 2000 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 1999 Annual Report on Form 10-K/A.

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


                                                SIX MONTHS
                                                   ENDED
                                               JUNE 30, 1999
                                               -------------

Revenues                                         $1,360,022
                                                 ==========

Net loss                                         $  (19,704)
                                                 ==========
Basic and diluted net loss
per limited partner unit                         $    (0.63)
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

                                                                      Marketing,
                                                                      Gathering,
                                                                    Terminalling
(in thousands) (unaudited)                               Pipeline     & Storage         Total
----------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2000
Revenues:
   External Customers                                     $106,520    $  632,447    $  738,967
   Intersegment  (a)                                         6,083             -         6,083
   Other                                                     2,706           343         3,049
                                                          --------    ----------    ----------
     Total revenues of reportable segments                $115,309    $  632,790    $  748,099
                                                          ========    ==========    ==========

 Segment gross margin (b)                                 $ 12,759    $   20,015    $   32,774
 Segment gross profit (c)                                   12,093        12,732        24,825
 Net income before extraordinary item                       10,718         6,345        17,063
----------------------------------------------------------------------------------------------


 THREE MONTHS ENDED JUNE 30, 1999 (RESTATED)
 Revenues:
   External Customers (restated)                          $223,128    $  661,918    $  885,046
   Intersegment  (a)                                        19,470           (55)       19,415
   Other                                                        29           161           190
                                                          --------    ----------    ----------
     Total revenues of reportable segments                $242,627    $  662,024    $  904,651
                                                          ========    ==========    ==========

 Segment gross margin (b)                                 $ 12,917    $   (7,932)   $    4,985
 Segment gross profit (c)                                   12,189       (12,973          (784)
 Net income (loss)                                           6,035       (15,189)       (9,154)
----------------------------------------------------------------------------------------------


 SIX MONTHS ENDED JUNE 30, 2000
 Revenues:
   External Customers                                     $286,578    $1,451,708    $1,738,286
   Intersegment  (a)                                        60,498             -        60,498
   Other                                                     9,679           852        10,531
                                                          --------    ----------    ----------
     Total revenues of reportable segments                $356,755    $1,452,560    $1,809,315
                                                          ========    ==========    ==========

 Gain on sale of assets                                   $ 48,188    $        -    $   48,188
 Segment gross margin (b)                                   25,914        43,412        69,326
 Segment gross profit (c)                                   24,291        28,460        52,751
 Net income before extraordinary item                       73,105         8,258        81,363
----------------------------------------------------------------------------------------------


 SIX MONTHS ENDED JUNE 30, 1999 (RESTATED)
 Revenues:
   External Customers (restated)                          $377,615    $  978,640    $1,356,255
   Intersegment  (a)                                        34,775             -        34,775
   Other                                                        95           192           287
                                                          --------    ----------    ----------
     Total revenues of reportable segments                $412,485    $  978,832    $1,391,317
                                                          ========    ==========    ==========

 Segment gross margin (b)                                 $ 24,936    $  (21,497)   $    3,439
 Segment gross profit (c)                                   23,413       (27,921)       (4,508)
 Net income (loss)                                          11,509       (30,724)      (19,215)
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

  The following table sets forth our operating results for the periods indicated and includes the impact of nonrecurring items discussed above (in thousands) (unaudited):

                                                            THREE MONTHS ENDED
                                                                  JUNE 30,
                                                         ----------------------------
                                                           2000                1999
                                                         --------           ----------
                                                                            (RESTATED)
OPERATING RESULTS:
 Revenues (restated)                                     $738,967            $885,046
                                                         ========            ========
 Gross margin:
  Pipeline                                               $ 12,759            $ 12,917
  Gathering and marketing
   and terminalling and storage                            20,015              13,538
 Unauthorized trading losses                                    -             (21,470)
                                                        ---------            --------
   Total                                                   32,774               4,985
 General and administrative expense                        (7,949)             (5,769)
                                                         --------            --------
 Gross profit                                            $ 24,825            $   (784)
                                                         ========            ========
 Net income (loss)                                       $  6,061            $ (9,154)
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
                                                         ========            ========


  Revenues. Revenues decreased to $739.0 million for the second quarter of 2000 compared to the 1999 second quarter amount of $885.0 million, as lower current year lease gathering and bulk purchase volumes and decreased pipeline margin revenues offset higher crude oil prices.

  Cost of Sales and Operations. Cost of sales and operations decreased to $706.2 million in the second quarter of 2000 compared to $858.6 million in the same quarter of 1999. The decrease is primarily due to lower current year lease gathering and bulk purchase volumes and a decrease in pipeline margin purchases partially offset by increased purchase costs as a result of higher crude oil prices.

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

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $20.0 million for the quarter ended June 30, 2000 compared to $13.5 million in the prior year quarter (excluding the unauthorized trading losses), primarily due to an increase in our per barrel margin from $0.54 in the prior year period to $0.80 per barrel in the current year period. Gross revenues from these activities were approximately $632.4 million and $661.9 million in the second quarter of 2000 and 1999, respectively, as decreased revenues primarily due to lower bulk purchase volumes offset increased revenues resulting from higher crude prices. Our average sales price was approximately $26.14 per barrel in the current year period compared to $17.96 per barrel in the prior year period.

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

  The following table sets forth our operating results for the periods indicated and includes the impact of nonrecurring items discussed above (in thousands) (unaudited):


                                              SIX MONTHS ENDED
                                                  JUNE 30,
                                        ---------------------------
                                           2000            1999
                                        ----------      ----------
                                                        (RESTATED)
OPERATING RESULTS:
 Revenues (restated)                    $1,738,286       $1,356,255
                                        ==========       ==========
 Gross margin:
  Pipeline                              $   25,914       $   24,936
  Gathering and marketing
   and terminalling and storage             43,412           21,178
  Unauthorized trading losses                    -          (42,675)
                                        ----------       ----------
   Total                                    69,326            3,439
 General and administrative expense        (16,575)          (7,947)
                                        ----------       ----------
 Gross profit                           $  (52,751)      $   (4,508)
                                        ==========       ==========
 Net income (loss)                      $   66,216       $  (19,215)
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
                                        ==========       ==========

  Revenues. Revenues increased to $1,738.3 million from $1,356.3 million in the first half of 1999. The increase is primarily due to higher crude oil prices, which were partially offset by lower current year volumes.

  Cost of Sales and Operations. Cost of sales and operations increased to $1,669.0 million from $1,310.1 million in the first half of 1999. The increase is primarily due to higher crude oil prices, which partially offset lower current year volumes.

  General and Administrative. General and administrative expenses were $16.6 million for the six months ended June 30, 2000, compared to $7.9 million for the same period in 1999. The increase in 2000 is primarily due to the Scurlock acquisition in May 1999 (approximately $5.7 million) and consulting fees related to the unauthorized trading loss investigation and assistance in review and implementation of enhanced controls (approximately $1.8 million).

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

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $43.4 million for the six months ended June 30, 2000 compared to $21.2 million in the prior year period (excluding the unauthorized trading losses). The increase in gross margin is primarily due to an increase in lease gathering volumes as a result of the Scurlock acquisition and favorable market conditions in the current year period. Our per barrel margin increased from $0.48 in the prior year period to $0.87 per barrel in the current year period. Gross revenues from gathering, marketing, terminalling and storage activities were approximately $1,451.7 million and $978.6 million in the first half of 2000 and 1999, respectively, as increased revenues resulting from higher crude oil prices were partially offset by decreased revenues primarily due to lower bulk purchase volumes. Our average sales price was approximately $28.78 per barrel in the current year period compared to $16.98 per barrel in the prior year period.

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