Form 10-Q/A
period 2000-09-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2001-01-18
CIK 1070423

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

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)


                                                              Three Months                             Nine Months
                                                                  Ended                                   Ended
                                                              September 30,                            September 30,
                                                         ---------------------------            -----------------------------
                                                           2000              1999                   2000              1999
                                                         ----------      -----------            -----------       -----------
                                                                          (Restated)                               (Restated)
REVENUES                                                  $756,926        $1,127,808             $2,495,212        $2,484,063

COST OF SALES AND OPERATIONS                               724,366         1,094,480              2,393,326         2,404,621
UNAUTHORIZED TRADING LOSSES
  AND RELATED EXPENSES (NOTE 2)                              6,600            72,250                  6,600           114,925
                                                          --------        ----------             ----------        ----------
Gross Margin                                                25,960           (38,922)                95,286           (35,483)
                                                          --------        ----------             ----------        ----------
EXPENSES

General and administrative                                   9,911             9,217                 26,486            17,164
Depreciation and amortization                                5,349             4,700                 20,148            11,371
Restructuring expense                                            -             1,000                      -             1,410
                                                          --------        ----------             ----------        ----------
Total expenses                                              15,260            14,917                 46,634            29,945
                                                          --------        ----------             ----------        ----------
Operating income (loss)                                     10,700           (53,839)                48,652           (65,428)

Interest expense                                            (6,478)           (6,620)               (18,518)          (14,533)
Related party interest expense                                   -                 -                 (3,268)                -
Gain on sale of assets (Note 3)                                  -                 -                 48,188                 -
Interest and other income                                      294               328                 10,825               615
                                                          --------        ----------             ----------        ----------
Net income (loss) before extraordinary item                  4,516           (60,131)                85,879           (79,346)
Extraordinary item                                               -                 -                (15,147)                -
                                                          --------        ----------             ----------        ----------
NET INCOME (LOSS)                                         $  4,516        $  (60,131)            $   70,732        $  (79,346)
                                                          ========        ==========             ==========        ==========
NET INCOME (LOSS) - LIMITED PARTNERS                      $  4,359        $  (59,093)            $   69,185        $  (77,984)
                                                          ========        ==========             ==========        ==========
NET INCOME (LOSS) - GENERAL PARTNER                       $    157        $   (1,038)            $    1,547        $   (1,362)
                                                          ========        ==========             ==========        ==========

BASIC AND DILUTED NET INCOME (LOSS)
PER LIMITED PARTNER UNIT
  Net income (loss) before extraordinary item             $   0.13        $    (1.88)            $     2.45        $    (2.53)
  Extraordinary item                                             -                 -                  (0.44)                -
                                                          --------        ----------             ----------        ----------
  Net income (loss)                                       $   0.13        $    (1.88)            $     2.01        $    (2.53)
                                                          ========        ==========             ==========        ==========
WEIGHTED AVERAGE UNITS
  OUTSTANDING                                               34,386            31,396                 34,386            30,769
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

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                  -------------------------------------
                                                                                     2000                       1999
                                                                                  ----------                 ----------
                                                                                                             (restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                                  $  70,732                  $ (79,346)
Items not affecting cash flows
from operating activities:
  Depreciation and amortization                                                       20,148                     11,371
  Gain on the sale of assets (Note 3)                                                (48,188)                         -
  Noncash compensation expense                                                         2,269                      1,947
  Other noncash items                                                                  4,574                        216
Change in assets and liabilities:
  Accounts receivable and other current assets                                        95,284                   (155,165)
  Inventory                                                                           12,539                    (37,767)
  Pipeline linefill                                                                  (13,397)                        (3)
  Accounts payable and other current liabilities                                    (143,451)                   249,352
  Other long-term liabilities and deferred credits                                    (8,000)                    10,873
                                                                                   ---------                  ---------
Net cash provided by (used in) operating activities                                   (7,490)                     1,478
                                                                                   ---------                  ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Costs incurred in connection with acquisitions                                             -                   (173,070)
Additions to property and equipment and other assets                                  (7,487)                    (8,255)
Proceeds from sales of assets (Note 3)                                               223,859                        201
                                                                                   ---------                  ---------
Net cash provided by (used in) investing activities                                  216,372                   (181,124)
                                                                                   ---------                  ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Advances (to) from affiliates                                                        (18,790)                    20,874
Proceeds from issuance of Class B Common Units                                             -                     25,252
Proceeds from long-term debt                                                         794,800                    281,971
Proceeds from short-term debt                                                         47,750                     42,150
Payment of subordinated debt - general partner                                      (114,000)                         -
Principal payments of long-term debt                                                (812,900)                  (133,121)
Principal payments of short-term debt                                               (106,469)                   (21,650)
Costs incurred in connection with financing arrangements                              (6,500)                    (3,527)
Distributions to unitholders                                                         (43,269)                   (34,619)
                                                                                   ---------                  ---------
Net cash provided by (used in) financing activities                                 (259,378)                   177,330
                                                                                   ---------                  ---------
Net decrease in cash and cash equivalents                                            (50,496)                    (2,316)
Cash and cash equivalents, beginning of period                                        53,768                      5,503
                                                                                   ---------                  ---------
Cash and cash equivalents, end of period                                           $   3,272                  $   3,187
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

                                                                                            MARKETING,
                                                                                            GATHERING,
                                                                                           TERMINALLING
(IN THOUSANDS) (UNAUDITED)                                       PIPELINE                    & STORAGE            TOTAL
--------------------------                                       --------                  ------------           -----
THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues:
 External Customers                                             $ 93,226                     $  663,700         $  756,926
 Intersegment  (a)                                                 4,752                              -              4,752
 Other                                                                (6)                           300                294
                                                                --------                     ----------         ----------
   Total revenues of reportable segments                        $ 97,972                     $  664,000         $  761,972
                                                                ========                     ==========         ==========
 Segment gross margin (b)                                       $ 11,886                     $   14,074         $   25,960
 Segment gross profit (c)                                         11,865                          4,184             16,049
 Net income (loss) before extraordinary item                      10,396                         (5,880)             4,516
 ----------------------------------------------------------------------------------------------------------------------------------
 THREE MONTHS ENDED SEPTEMBER 30, 1999 (RESTATED)
 Revenues:
  External Customers                                            $228,737                     $  899,071         $1,127,808
  Intersegment  (a)                                               32,621                              -             32,621
  Other                                                               24                            304                328
                                                                --------                     ----------         ----------
    Total revenues of reportable segments                       $261,382                     $  899,375         $1,160,757
                                                                ========                     ==========         ==========
 Segment gross margin (b)                                       $ 15,539                     $  (54,461)        $  (38,922)
 Segment gross profit (c)                                         14,979                        (63,118)           (48,139)
 Net income (loss) before extraordinary item                       5,901                        (66,032)           (60,131)
 ----------------------------------------------------------------------------------------------------------------------------------
 NINE MONTHS ENDED SEPTEMBER 30, 2000
 Revenues:
  External Customers                                            $379,806                     $2,115,406         $2,495,212
  Intersegment  (a)                                               65,250                              -             65,250
  Other                                                            9,673                          1,152             10,825
                                                                --------                     ----------         ----------
    Total revenues of reportable segments                       $454,729                     $2,116,558         $2,571,287
                                                                ========                     ==========         ==========
 Gain on sale of assets                                         $ 48,188                     $        -         $   48,188
 Segment gross margin (b)                                         37,802                         57,484             95,286
 Segment gross profit (c)                                         36,158                         32,642             68,800
 Net income before extraordinary item                             83,503                          2,376             85,879
-----------------------------------------------------------------------------------------------------------------------------------
 NINE MONTHS ENDED SEPTEMBER 30, 1999 (RESTATED)
 Revenues:
  External Customers                                            $606,352                     $1,877,711         $2,484,063
  Intersegment  (a)                                               67,396                              -             67,396
  Other                                                              119                            496                615
                                                                --------                     ----------         ----------
    Total revenues of reportable segments                       $673,867                     $1,878,207         $2,552,074
                                                                ========                     ==========         ==========
 Segment gross margin (b)                                       $ 40,475                     $  (75,958)        $  (35,483)
 Segment gross profit (c)                                         38,392                        (91,039)           (52,647)
 Net income (loss) before extraordinary item                      17,410                        (96,756)           (79,346)
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

  The following table sets forth our operating results for the periods indicated and includes the impact of the items discussed above (in thousands) (unaudited):


                                                                          THREE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                   -----------------------------------
                                                                      2000                    1999
                                                                   ---------               ------------
                                                                                             (RESTATED)
OPERATING RESULTS:
 Revenues                                                          $756,926                 $1,127,808
                                                                   ========                 ==========
 Gross margin:
  Pipeline                                                         $ 11,886                 $   15,539
  Gathering and marketing
   and terminalling and storage                                      20,674                     17,789
  Unauthorized trading losses                                        (6,600)                   (72,250)
                                                                   --------                 ----------
    Total                                                            25,960                    (38,922)
 General and administrative expense                                  (9,911)                    (9,217)
                                                                   --------                 ----------
 Gross profit                                                      $ 16,049                 $  (48,139)
                                                                   ========                 ==========
 Net income (loss)                                                 $  4,516                 $  (60,131)
                                                                   ========                 ==========
AVERAGE DAILY VOLUMES (MBBLS/DAY):
 Pipeline Activities:
  All American
   Tariff activities                                                     76                         93
   Margin activities                                                     55                         52
  Other                                                                 100                        106
                                                                   --------                 ----------
    Total                                                               231                        251
                                                                   ========                 ==========
 Lease gathering                                                        258                        347
 Bulk purchases                                                          28                        181
                                                                   --------                 ----------
    Total                                                               286                        528
                                                                   ========                 ==========
 Terminal throughput                                                     81                         68
                                                                   ========                 ==========
Storage leased to third parties,
  monthly average volumes (MBbls/month)                               1,687                      1,687
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

  General and Administrative. General and administrative expenses were $9.9 million for the quarter ended September 30, 2000, compared to $9.2 million for the third quarter in 1999. The increase in 2000 is primarily due to consulting and accounting charges related to system modifications and enhancements and personnel- related costs.

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

  Noncash compensation expense. We recognized noncash compensation expense of $2.1 million and $1.9 million in the third quarter of 2000 and 1999, respectively, related to the probable vesting of partnership units granted by our general partner to certain officers and key employees of our general partner and its affiliates. These amounts are included in general and administrative expense on the Consolidated Statements of Operations. The units granted are owned by the general partner and therefore, do not reflect an increase in the number of units of the partnership, nor a cash cost to us. However, generally accepted accounting principles require these charges to be "pushed down" from the general partner's financial results to our results. This charge is offset by an equivalent increase in partners' capital as the payments by the general partner are considered a contribution to our equity.

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

  The following table sets forth our operating results for the periods indicated and includes the impact of the items discussed above (in thousands) (unaudited):


                                                   NINE MONTHS ENDED
                                                      SEPTEMBER 30,
                                            --------------------------------
                                                2000                 1999
                                            ----------           -----------
                                                                  (RESTATED)
 OPERATING RESULTS:
 Revenues                                   $2,495,212           $2,484,063
                                            ==========           ==========
 Gross margin:
  Pipeline                                  $   37,802           $   40,475
  Gathering and marketing
   and terminalling and storage                 64,084               38,967
  Unauthorized trading losses                   (6,600)            (114,925)
                                            ----------           ----------
    Total                                       95,286              (35,483)

 General and administrative expense            (26,486)             (17,164)
                                            ----------           ----------
 Gross profit                               $   68,800           $  (52,647)
                                            ==========           ==========
 Net income (loss)                          $   70,732           $  (79,346)
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

  General and Administrative. General and administrative expenses were $26.5 million for the nine months ended September 30, 2000, compared to $17.2 million for the same period in 1999. The increase in 2000 is primarily due to the Scurlock acquisition in May 1999 (approximately $5.7 million), consulting fees related to the unauthorized trading loss investigation, consulting and accounting charges related to system modifications and enhancements and personnel related costs.

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

  Noncash compensation expense. We recognized noncash compensation expense of $2.3 million and $1.9 million for the nine months ended September 30, 2000 and 1999, respectively, related to the probable vesting of partnership units granted by our general partner to certain officers and key employees of our general partner and its affiliates. These amounts are included in general and administrative expense on the Consolidated Statements of Operations. The units granted are owned by the general partner and therefore, do not reflect an increase in the number of units of the partnership, nor a cash cost to us. However, generally accepted accounting principles require these charges to be "pushed down" from the general partner's financial results to our results. This charge is offset by an equivalent increase in partners' capital as the payments by the general partner are considered a contribution to our equity.

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