Form 10-Q
period 2001-03-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2001-05-15
CIK 1070423

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X     No___

At May 10, 2001, there were outstanding 23,049,239 Common Units, 1,307,190 Class B Common Units and 10,029,619 Subordinated Units.

================================================================================

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                            PAGE
                                                            ----
PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets:
     March 31, 2001 and December 31, 2000.................    3
Consolidated Income Statements:
     For the three months ended March 31, 2001 and 2000... 4 Consolidated Statements of Cash Flows:
     For the three months ended March 31, 2001 and 2000... 5 Consolidated Statement of Partners' Capital:
     For the three months ended March 31, 2001............    6
Notes to Consolidated Financial Statements................    7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS..................   14

PART II. OTHER INFORMATION................................   21

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)



                                                                                        MARCH 31,                DECEMBER 31,
                                                                                          2001                      2000
                                                                                  --------------------      --------------------
                                                                                      (UNAUDITED)

                                       ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                                 $  1,202                  $  3,426
Accounts receivable and other                                                              328,567                   347,698
Inventory                                                                                   73,924                    46,780
                                                                                          --------                  --------
Total current assets                                                                       403,693                   397,904
                                                                                          --------                  --------
PROPERTY AND EQUIPMENT                                                                     468,978                   467,619
Less allowance for depreciation and amortization                                           (30,933)                  (26,974)
                                                                                          --------                  --------
                                                                                           438,045                   440,645
                                                                                          --------                  --------
OTHER ASSETS
Pipeline linefill                                                                           33,924                    34,312
Other                                                                                       13,815                    12,940
                                                                                          --------                  --------
                                                                                            47,739                    47,252
                                                                                          --------                  --------
                                                                                          $889,477                  $885,801
                                                                                          ========                  ========

                          LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and other current liabilities                                            $331,960                  $328,542
Due to affiliates                                                                           21,273                    20,951
Short-term debt                                                                             10,500                     1,300
                                                                                          --------                  --------
Total current liabilities                                                                  363,733                   350,793

LONG-TERM LIABILITIES
Bank debt                                                                                  316,550                   320,000
Other long-term liabilities                                                                  1,009                     1,009
                                                                                          --------                  --------
Total liabilities                                                                          681,292                   671,802
                                                                                          --------                  --------
PARTNERS' CAPITAL
Common unitholders (23,049,239 units outstanding)                                          213,175                   217,073
Class B common unitholders (1,307,190 units outstanding)                                    20,821                    21,042
Subordinated unitholders (10,029,619 units outstanding)                                    (29,013)                  (27,316)
General partner                                                                              3,202                     3,200
                                                                                          --------                  --------
Total partners' capital                                                                    208,185                   213,999
                                                                                          --------                  --------
                                                                                          $889,477                  $885,801
                                                                                          ========                  ========



                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                        CONSOLIDATED INCOME STATEMENTS
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)



                                                                                               THREE MONTHS ENDED
                                                                                                     MARCH 31,
                                                                                           ----------------------------
                                                                                               2001             2000
                                                                                           -----------       ----------
REVENUES                                                                                   $1,520,124        $2,002,507

COST OF SALES AND OPERATIONS                                                                1,487,394         1,965,955
                                                                                           ----------        ----------
Gross Margin                                                                                   32,730            36,552
                                                                                           ----------        ----------
EXPENSES
General and administrative                                                                      8,989             8,626
Depreciation and amortization                                                                   4,670            10,138
                                                                                           ----------        ----------
Total expenses                                                                                 13,659            18,764
                                                                                           ----------        ----------
Operating income                                                                               19,071            17,788

Interest expense                                                                               (6,606)           (9,158)
Gain on sale of assets                                                                              -            48,188
Interest and other income                                                                          42             7,482
                                                                                           ----------        ----------
Income before extraordinary item and cumulative effect of accounting change                    12,507            64,300
Extraordinary item                                                                                  -            (4,145)
Cumulative effect of accounting change (Note 2)                                                   508                 -
                                                                                           ----------        ----------
NET INCOME                                                                                 $   13,015        $   60,155
                                                                                           ==========        ==========
NET INCOME - LIMITED PARTNERS                                                              $   12,689        $   58,952
                                                                                           ==========        ==========
NET INCOME - GENERAL PARTNER                                                               $      326        $    1,203
                                                                                           ==========        ==========

BASIC AND DILUTED NET INCOME
 PER LIMITED PARTNER UNIT
  Income  before extraordinary item and cumulative effect of accounting change             $     0.36        $     1.83
  Extraordinary item                                                                                -             (0.12)
  Cumulative effect of accounting change                                                         0.01                 -
                                                                                           ----------        ----------
Net income                                                                                 $     0.37        $     1.71
                                                                                           ==========        ==========
WEIGHTED AVERAGE UNITS
 OUTSTANDING                                                                                   34,386            34,386
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

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)




                                                                                          THREE MONTHS ENDED
                                                                                               MARCH 31,
                                                                                     --------------------------------
                                                                                     2001                        2000
                                                                                     ----                        ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                         $  13,015                   $  60,155
Items not affecting cash flows
 from operating activities:
   Depreciation and amortization                                                       4,670                      10,138
   Gain on sale of assets                                                                  -                     (48,188)
   Cumulative effect of adoption of SFAS 133                                            (508)                          -
   Change in derivative fair value                                                       167                           -
   Noncash compensation expense                                                          121                         131
   Other noncash items                                                                     -                      (3,092)
Change in assets and liabilities:
  Accounts receivable and other                                                       22,150                     (19,800)
  Inventory                                                                          (27,144)                    (18,163)
  Accounts payable and other current liabilities                                      (2,225)                     (9,526)
  Due to affiliates                                                                      322                     (14,229)
                                                                                   ---------                   ---------
Net cash provided by (used in) operating activities                                   10,568                     (42,574)
                                                                                   ---------                   ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property and equipment                                                   (1,466)                     (2,198)
Proceeds from sales of assets                                                            434                     219,100
Costs incurred in connection with acquisitions                                        (1,215)                          -
                                                                                   ---------                   ---------
Net cash provided by (used in) investing activities                                   (2,247)                    216,902
                                                                                   ---------                   ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from long-term debt                                                         478,950                      12,000
Proceeds from short-term debt                                                         10,500                      20,000
Principal payments of long-term debt                                                (482,400)                   (136,500)
Principal payments of short-term debt                                                 (1,300)                   (105,219)
Distributions to unitholders                                                         (16,295)                    (11,184)
                                                                                   ---------                   ---------
Net cash used in financing activities                                                (10,545)                   (220,903)
                                                                                   ---------                   ---------
Net decrease in cash and cash equivalents                                             (2,224)                    (46,575)
Cash and cash equivalents, beginning of period                                         3,426                      53,768
                                                                                   ---------                   ---------
Cash and cash equivalents, end of period                                           $   1,202                   $   7,193
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

             PLAINS ALL AMERICAN  PIPELINE, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                (in thousands)
                                  (unaudited)



                                                                                                                          TOTAL
                                                                  CLASS B                                  GENERAL      PARTNERS'
                                      COMMON UNITS             COMMON UNITS      SUBORDINATED UNITS        PARTNER       CAPITAL
                                 -------------------     --------------------   --------------------      ---------     ----------
                                  UNITS      AMOUNT        UNITS      AMOUNT      UNITS     AMOUNT         AMOUNT         AMOUNT
                                 -------   ---------     --------  ----------   --------   ---------      ---------     ----------
Balance at December 31, 2000     23,049    $217,073       1,307     $21,042      10,030    $(27,316)       $3,200      $213,999

Noncash compensation expense          -           -           -           -           -           -           121           121

Distributions                         -     (10,660)          -        (604)          -      (4,639)         (392)      (16,295)

Other comprehensive income                   (1,744)                    (99)                   (759)          (53)       (2,655)

Net income                            -       8,506           -         482           -       3,701           326        13,015
                                 ------    --------       -----     -------      ------    --------        ------      --------
Balance at March 31, 2001        23,049    $213,175       1,307     $20,821      10,030    $(29,013)       $3,202      $208,185
                                 ======   =========       =====    ========      ======    ========        ======      ========


                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)


NOTE 1 -- ORGANIZATION AND ACCOUNTING POLICIES

  We are a Delaware limited partnership that was formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of the midstream subsidiaries of Plains Resources. Our operations are conducted through Plains Marketing, L.P. and All American Pipeline, L.P. Our general partner, Plains All American Inc., is a wholly owned subsidiary of Plains Resources. We are engaged in interstate and intrastate marketing, transportation and terminalling of crude oil. Our operations are conducted primarily in California, Texas, Oklahoma, Louisiana, Illinois and the Gulf of Mexico. In May 2001 we completed an acquisition of Canadian pipeline assets (see Note 4).

  The accompanying financial statements and related notes present our consolidated financial position as of March 31, 2001 and December 31, 2000, the results of our operations for the three months ended March 31, 2001 and 2000; cash flows for the three months ended March 31, 2001 and 2000, and changes in partners' capital for the three months ended March 31, 2001. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform to current period presentation. The results of operations for the three months ended March 31, 2001 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2000 Annual Report on Form 10-K.

NOTE 2 -- ADOPTION OF STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

  On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, we use only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in accumulated Other Comprehensive Income ("OCI"), a component of Partners' Capital, to the extent the hedge is effective.

  The relationship between the hedging instrument and the hedged item must be highly effective in achieving the offset of changes in cash flows attributable to the hedged risk both at the inception of the contract and on an ongoing basis. Hedge accounting is discontinued prospectively when a hedge instrument becomes ineffective. Gains and losses deferred in OCI related to cash flow hedges that become ineffective remain unchanged until the related product is delivered. If it is determined that it is probable that a hedged forecasted transaction will not occur, deferred gains or losses on the hedging instrument are recognized in earnings immediately.

  Gains and losses on hedging instruments related to OCI and adjustments to carrying amounts on hedged volumes are included in revenues in the period that the related volumes are delivered. Gains and losses of hedging instruments, which represent hedge ineffectiveness and changes in the time value component of the fair value, are included in earnings in the period in which they occur.

  We utilize various derivative instruments, for purposes other than trading, to hedge our exposure to price fluctuations on crude in storage and expected purchases, sales and transportation of crude oil. The derivative instruments consist primarily of futures and option contracts traded on the New York Mercantile Exchange. We also utilize interest rate collars to manage the interest rate exposure on our long-term debt.

  At March 31, 2001, a $2.7 million unrealized loss was recorded to OCI together with related assets and liabilities of $3.4 million and $5.7 million, respectively. Earnings included a total $4.4 million loss related to cash flow hedges, including a non-cash gain of $0.3 million related to the ineffective portion of such hedges (included in revenues in the income statement). Our hedge-related assets and liabilities are included in other current assets and other current liabilities in the balance sheet.

  As of March 31, 2001, the total amount of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period. At March 31, 2001 we had the following open crude oil hedge positions:


                                              2001
                                ---------------------------------
                                2ND QTR      3RD QTR      4TH QTR     2002
                                -------      -------      -------     ----
     Futures contracts
       Volume (bbls)
         Short positions       334,000          -               -          -
         Long positions              -          -         437,000    475,000
       Average price ($/bbl)   $ 28.00       $  -        $  26.41   $  24.55


  At March 31, 2001, we had an interest rate collar arrangement to protect interest rate fluctuations on a portion of our outstanding debt for an aggregate notional principal amount of $125.0 million. This instrument is based on LIBOR margins and provides for a floor of 6% and a ceiling of 8% with an expiration date of August 2002.

  On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a loss of $8.3 million in OCI representing the cumulative effect of an accounting change to recognize at fair value all cash flow derivatives. We recorded cash flow hedge derivative assets and liabilities of $2.8 million and $10.6 million, respectively, and a non-cash gain of $0.5 million was recorded in earnings as a cumulative effect adjustment. During the first quarter of 2001, losses of $7.3 million were transferred from OCI and the fair value of open positions decreased $1.6 million. Certain derivative positions were terminated prior to maturity and as such a $2.6 million gain related to such positions was frozen in OCI at March 31, 2001.

  We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. Hedge effectiveness is measured on a quarterly basis. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. No amounts were excluded from the computation of hedge effectiveness. At March 31, 2001 there were no positions which did not qualify for hedge accounting.

NOTE 3 - COMPREHENSIVE INCOME

  Comprehensive income includes net income and certain items recorded directly to Partners' Capital and classified as OCI. We recorded OCI for the first time in the first quarter of 2001. Following the adoption of SFAS 133, we recorded a charge to OCI of $8.3 million related to the change in fair value of certain derivative financial instruments that qualified for cash flow hedge accounting. The following table reflects comprehensive income for the quarter ended March 31, 2001 (in thousands of dollars):


          Net Income                                            $ 13,015
                                                                --------

          Other Comprehensive Income (Loss)
            Cumulative effect of change in accounting
               principle - January 1, 2001                        (8,337)
            Reclassification adjustment for settled contracts      7,279
            Changes in fair value of open hedging positions       (1,597)
                                                                --------
                                                                  (2,655)
                                                                --------
          Comprehensive Income                                  $ 10,360
                                                                ========

 NOTE 4 -- ACQUISITIONS

 Murphy Oil Company Ltd. Midstream Operations

  In May 2001, we acquired substantially all of the crude oil pipeline, gathering, storage and terminalling assets of Murphy Oil Company Ltd. ("Murphy") for approximately $161.0 million in cash, including financing and transaction costs. The purchase included $6.5 million for excess inventory in the systems. The principal assets acquired include approximately 450 miles of crude oil and condensate transmission mainlines and associated gathering and lateral lines, and approximately 1.1 million barrels of crude oil storage and terminalling capacity located primarily in Kerrobert, Saskatchewan, approximately 200,000 barrels of linefill, as well as a currently inactive 108-mile mainline system and 121 trailers used primarily for crude oil transportation. We are in the process of reactivating the 108-mile mainline system and expect it to be operational in the second quarter.

  Murphy has agreed to continue to transport production from fields currently delivering crude oil to these pipeline systems, under a new long-term contract. The current volume is approximately 11,000 barrels per day. The pipeline systems transport approximately 200,000 barrels per day of light, medium and heavy crudes, as well as condensate.

 CANPET Energy Group Inc.

  In April 2001, we entered into an agreement to purchase the assets of CANPET Energy Group Inc. ("CANPET"), a Calgary-based Canadian crude oil and LPG marketing company, for approximately $42.0 million. Approximately $26.0 million of the purchase price will be paid in cash at closing and the remainder, which is subject to certain performance standards, will be paid in common units in April 2004 if such standards are met. The transaction, which is subject to certain regulatory approvals and other closing conditions, is expected to close in May 2001. CANPET currently gathers approximately 75,000 barrels per day of crude oil and markets approximately 26,000 barrels per day of natural gas liquids. Tangible assets include a crude oil handling facility, a 130,000-barrel tank facility and working capital of approximately $8.5 million. Financing for the acquisition will be provided through borrowings under our bank credit facility.

NOTE 5 -- CREDIT AGREEMENTS

In May 2001, we entered into new amended and restated credit facilities that replaced our existing credit facilities. Our credit facilities currently consist of:

 . a $630.0 million senior secured revolving-term credit facility which is secured by substantially all of our assets. The facility consists of a $500.0 million domestic revolving facility (with a $10.0 million letter of credit sublimit), a $30.0 million Canadian revolving facility (with a $5.0 million letter of credit sublimit) and a $100.0 million term loan. The facility matures, as to the aggregate $530.0 million domestic and Canadian revolver portions, in April 2005 and, as to the $100.0 million term portion, in May, 2006. On the revolver portions, no principal is scheduled for payment prior to maturity; however, if we issue privately-placed or public debt, its net proceeds must be used to repay then-outstanding loans under the domestic revolver, and with the repayment and depending on the amount of net proceeds, the domestic revolver commitment will be reduced by 40% to 50% of its original amount. The term portion of this facility has four scheduled annual payments of principal, commencing May 4, 2002, in the respective amounts of 1%, 7%, 8% and 8% of the original term principal amount, with the remaining principal balance scheduled for payment on the stated maturity date of May 5, 2006. If any part of the term portion is prepaid prior to its first anniversary, a 1% premium will be due on that portion. The revolving-term credit facility bears interest at our option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin, and further, the Canadian revolver may effectively bear interest based upon bankers' acceptance rates. We incur a commitment fee on the unused portion of the revolver portion of this credit facility.

 . A $200.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil and other specified petroleum products for resale and borrowings to finance crude oil inventory and other specified petroleum products that have been hedged against future price risk. The letter of credit facility is secured by substantially all of our assets and has a sublimit for cash borrowings of $100.0 million to purchase crude oil and other petroleum products that have been hedged against future price risk and to fund margin requirements under NYMEX contracts used to facilitate our hedging activities. The letter of credit facility expires in April 2004. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base that is determined monthly based on certain of our current assets and current liabilities, primarily accounts receivable and accounts payable related to the purchase and sale of crude oil and other specified petroleum products.

  On May 10, 2001, subsequent to closing the Murphy acquisition, $100.0 million was outstanding under the term loan, $378.4 million was outstanding on the domestic revolving facility and no amount was outstanding on the Canadian revolving facility. In addition, we had $36.2 million in borrowings and $50.5 million in letters of credit outstanding under the senior secured letter of credit and borrowing facility. The carrying value of our bank debt approximates its fair value.

  Our credit facilities prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, the agreements contain various covenants limiting our ability to, among other things:

 .  incur indebtedness;

 .  grant liens;

 .  sell assets;

 .  make investments;

 .  engage in transactions with affiliates;

 .  enter into prohibited contracts; and

 .  enter into a merger or consolidation.

  Our credit facilities treat a change of control as an event of default and also require us to maintain:

 .  a current ratio (as defined) of 1.0 to 1.0;

 .  a debt coverage ratio which is not greater than 4.75 to 1.0 through September
   29, 2001, 4.50 to 1 from September 30, 2001 through June 29, 2002, 4.25 to
   1.0 from June 30, 2002 through December 30, 2002 and 4.0 to 1.0 thereafter;

 .  an interest coverage ratio which is not less than 2.75 to 1.0; and

 . a debt to capital ratio of not greater than 0.73 to 1.0 prior to December 31, 2002 and 0.65 to 1.0 thereafter.

  A default under our credit facilities would permit the lenders to accelerate the maturity of the outstanding debt and to foreclose on the assets securing the credit facilities. As long as we are in compliance with our commercial credit agreements, they do not restrict our ability to make distributions of "available cash" as defined in our partnership agreement. We are currently in compliance with the covenants contained in our credit agreements. Under the most restrictive of these covenants, at May 10, 2001, we could have borrowed an additional $68.6 million under our senior secured revolving credit facility. The change in our general partner, as discussed in Note 9, will require the consent of our bank lenders.

NOTE 6 -- DISTRIBUTIONS

  On February 14, 2001, we paid a cash distribution of $0.4625 per unit on our outstanding common units, Class B units and subordinated units. The distribution was paid to unitholders of record on February 2, 2001 for the period October 1, 2000 through December 31, 2000. The total distribution paid was approximately $16.3 million, with approximately $7.5 million paid to our public unitholders and the remainder paid to our general partner for its limited and general partner interests.

  On April 20, 2001, we declared a cash distribution of $0.475 per unit on our outstanding common units, Class B units and subordinated units. The distribution is payable on May 15, 2001, to unitholders of record on May 3, 2001 for the period January 1, 2001 through March 31, 2001. The total distribution to be paid is approximately $16.8 million, with approximately $7.7 million to be paid to our public unitholders and the remainder to be paid to our general partner for its limited and general partner interests.

NOTE 7 -- OPERATING SEGMENTS

  Our operations consist of two operating segments: (1) Pipeline Operations - engages in interstate and intrastate crude oil pipeline transportation and certain related merchant activities; (2) Marketing, Gathering, Terminalling and Storage Operations - engages in purchases and resales of crude oil at various points along the distribution chain and the operation of certain terminalling and storage assets.


                                                                                     Marketing,
                                                                                     Gathering,
                                                                                   Terminalling
(in thousands) (unaudited)                                          Pipeline         & Storage         Total
----------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2001
Revenues:
 External Customers                                                 $ 88,038        $1,432,086        $1,520,124
 Intersegment  (a)                                                     3,309                 -             3,309
 Other                                                                     -                42                42
                                                                    --------        ----------        ----------
   Total revenues of reportable segments                            $ 91,347        $1,432,128        $1,523,475
                                                                    ========        ==========        ==========

Segment gross margin (b)                                            $ 13,892        $   18,838        $   32,730
Segment gross profit (c)                                              13,431            10,310            23,741
Net income  before extraordinary item and cumulative
   effect of accounting change                                         9,633             2,874            12,507
----------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED MARCH 31, 2000
Revenues:
 External Customers                                                 $180,058        $1,822,449        $2,002,507
 Intersegment  (a)                                                    54,415                 -            54,415
 Other                                                                 6,973               509             7,482
                                                                    --------        ----------        ----------
   Total revenues of reportable segments                            $241,446        $1,822,958        $2,064,404
                                                                    ========        ==========        ==========

Segment gross margin (b)                                            $ 13,484        $   23,068        $   36,552
Segment gross profit (c)                                              12,527            15,399            27,926
Net income  before extraordinary item and cumulative
   effect of accounting change                                        62,716             1,584            64,300
----------------------------------------------------------------------------------------------------------------

  a)  Intersegment sales were conducted on an arm's length basis.
  b) Gross margin is calculated as revenues less cost of sales and operations expenses.
  c) Gross profit is calculated as revenues less costs of sales and operations expenses and general and administrative expenses.

NOTE 8 -- CONTINGENCIES

  During 1997, the All American Pipeline experienced a leak in a segment of its pipeline in California that resulted in an estimated 12,000 barrels of crude oil being released into the soil. Immediate action was taken to repair the pipeline leak, contain the spill and to recover the released crude oil. We have expended approximately $400,000 to date in connection with this spill and do not expect any additional expenditure to be material, although we can provide no assurances in that regard.

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

 Litigation

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, L.P., et al. The suit alleged that Plains All American and certain of our general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases have been filed in the Southern District of Texas, some of which name our general partner and Plains Resources as additional defendants. All of the federal securities claims have been consolidated into two actions. The first consolidated action is that filed by purchasers of Plains Resources' common stock and options, and is captioned Koplovitz v. Plains Resources Inc., et al. The second consolidated action is that filed by purchasers of our common units, and is captioned Di Giacomo v. Plains All American Pipeline, L.P., et al. Plaintiffs alleged that the defendants were liable for securities fraud violations under Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

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

NOTE 9 -- STRATEGIC TRANSACTION INVOLVING GENERAL PARTNER

     On May 9, 2001, our general partner, Plains All American Inc., a wholly owned subsidiary of Plains Resources Inc., announced that it had entered into definitive agreements to sell up to 54% of its ownership in the Partnership to four investors, comprised of Kayne Anderson Capital Advisors, EnCap Investments, James C. Flores and an entity controlled by the management of PAA. At the closing of the transaction, a new entity owned by the investor group will become the substitute general partner of PAA, thereby assuming all of the rights and obligations under the partnership agreement. The substitution of the general partner was approved by Plains All American Inc.'s Board of Directors. Closing for the transaction is scheduled to occur in early June 2001 and is subject to customary conditions, including consent by our bank lenders.

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

RESULTS OF OPERATIONS

  For the three months ended March 31, 2001, we reported net income of $13.0 million on total revenue of $1.5 billion compared to net income for the same period in 2000 of $60.2 million on total revenues of $2.0 billion. The results for the three months ended March 31, 2001 and 2000 include the following unusual or nonrecurring items:

  2001
  . $0.5 million cumulative effect gain as a result of the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133")

  2000
  . a $28.1 million gain on the sale of crude oil linefill that was sold in 2000;

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

  Excluding these nonrecurring items, we would have reported net income of $12.5 million and $13.9 million for the three months ended March 31, 2001 and 2000, respectively.

  The following table sets forth our operating results for the periods indicated and includes the impact of the items discussed above (in thousands) (unaudited):



                                                             THREE MONTHS ENDED
                                                                   MARCH 31,
                                                     --------------------------------------
                                                            2001                  2000
                                                     ----------------      ----------------
OPERATING RESULTS:
  Revenues                                              $1,520,124            $2,002,507
                                                        ==========            ==========
  Gross margin:
    Pipeline                                            $   13,892            $   13,484
    Gathering and marketing
     and terminalling and storage                           18,838                23,068
                                                        ----------            ----------
     Total                                                  32,730                36,552
  General and administrative expense                        (8,989)               (8,626)
                                                        ----------            ----------
  Gross profit                                          $   23,741            $   27,926
                                                        ==========            ==========
  Net income                                            $   13,015            $   60,155
                                                        ==========            ==========
AVERAGE DAILY VOLUMES (BARRELS):
  Pipeline Activities:
    All American                                                70                    71
    SJV Gathering System                                        65                    44
    West Texas Gathering System                                 95                    85
    Scurlock Gathering Systems                                  66                    54
                                                        ----------            ----------
    Total                                                      296                   254
                                                        ==========            ==========
    Lease gathering                                            288                   257
    Bulk purchases                                              21                    29
                                                        ----------            ----------
     Total                                                     309                   286
                                                        ==========            ==========
    Terminal throughput                                         97                    50
                                                        ==========            ==========
Storage leased to third parties,
 monthly average volumes                                     1,931                   820
                                                        ==========            ==========




  Revenues. Total revenues were $1.5 billion and $2.0 billion for the three months ended March 31, 2001 and 2000, respectively. The decrease is primarily attributable to a decrease in buy/sell and exchange volumes in the current year period as well as lower revenues from our pipeline margin activities.

  Cost of Sales and Operations. Cost of sales and operations decreased to $1.5 billion from $2.0 billion in the first quarter of 2000 primarily due to the reasons discussed above for revenues.

  General and Administrative. General and administrative expense ("G&A") was $9.0 million for the quarter ended March 31, 2001, compared to $8.6 million for the first quarter in 2000. The increase in 2001 is primarily due to expenses associated with modifications to our existing systems and processes, including consultants costs.

  Depreciation and Amortization. Depreciation and amortization expense was $4.7 million for the quarter ended March 31, 2001, compared to $10.1 million for the same period of 2000. The higher expense in 2000 was due to $4.6 million of amortization associated with borrowing facilities put in place during the fourth quarter of 1999 as a result of the cash needs to fund unauthorized trading losses, as well as amortization of costs in excess of current levels associated with borrowing facilities that were refinanced in May 2000.

  Interest expense. Interest expense decreased to $6.6 million for the quarter ended March 31, 2001, from $9.2 million for the comparative 2000 period. The decrease is due to lower debt balances and interest rates in the first quarter of 2001. Debt balances in the first quarter of 2000 included amounts borrowed to fund the unauthorized trading losses discovered in the fourth quarter of 1999. Debt balances were reduced during the first quarter of 2000 with proceeds from the sale of the segment of the All American Pipeline and associated linefill.

  Gain on sale of assets. In March 2000, we sold to a unit of El Paso Energy Corporation for $129.0 million the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas. We realized net proceeds of approximately $124.0 million after the associated transaction costs and estimated costs to remove equipment. We used the proceeds from the sale to reduce outstanding debt. We recognized a gain of approximately $20.1 million in the first quarter of 2000 in connection with the sale.

   We had suspended shipments of crude oil on this segment of the pipeline in November 1999. At that time, we owned approximately 5.2 million barrels of crude oil in the segment of the pipeline. We sold this crude oil from November 1999 to February 2000 for net proceeds of approximately $100.0 million, which were used for working capital purposes. We recognized a gain of approximately $28.1 million in the first quarter of 2000 in connection with the sale of the linefill.

  Early extinguishment of debt. During the first quarter of 2000, we recognized extraordinary losses, consisting primarily of unamortized debt issue costs, totaling $4.1 million related to the permanent reduction of the All American Pipeline, L.P. term loan facility. In addition, interest and other income for the three months ended March 31, 2000, includes $6.8 million of previously deferred gains from terminated interest rate swaps as a result of debt extinguishment.

  Cumulative effect of accounting change. During the first quarter of 2001, we recognized a $0.5 million cumulative effect gain as a result of the adoption of SFAS 133 effective January 1, 2001.

 Segment Results

  Pipeline Operations. Gross margin from pipeline operations increased 3% to $13.9 million for the quarter ended March 31, 2001 from $13.5 million for the prior year quarter. The increase resulted primarily from a 10% increase in the tariff rate on the All American Pipeline effective January 1, 2001, as well as increased volumes from the Scurlock and West Texas gathering systems. These increases were somewhat offset by increased fuel and power expenses and decreased profits from our pipeline margin activities.

  The margin between revenue and direct cost of crude purchased associated with our pipeline margin activities was $3.2 million for the quarter ended March 31, 2001 compared to $3.7 million for the prior year first quarter. Pipeline tariff revenues were approximately $15.0 million for the first quarter of 2001 compared to approximately $13.4 million for the same period in 2000. Pipeline operations and maintenance expenses were approximately $4.3 million for the first quarter of 2001 compared to $3.7 million for the first quarter of 2000.

  Average daily volumes on our pipelines during the first quarter of this year were 296,000 barrels per day compared to 254,000 barrels per day last year. The 42,000 barrel per day increase includes increases of 21,000 barrels per day on the San Joaquin Valley gathering system, 10,000 barrels per day on the West Texas Gathering system and 12,000 barrels per day on the Scurlock gathering systems. Tariff transport volumes on the All American Pipeline were relatively constant between the two periods at approximately 70,000 barrels per day.

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $18.8 million for the quarter ended March 31, 2001, compared to $23.1 million in the prior year quarter. First quarter 2000 results reflect the extremely strong market conditions for our gathering and marketing activities during this period. Increased operating costs related to higher fuel and power costs impacted first quarter 2001 results.

  Lease gathering volumes increased from an average of 257,000 barrels per day for the first quarter of 2000 to approximately 288,000 barrels per day in 2001. Bulk purchase volumes decreased from approximately 29,000 barrels per day for the first quarter of 2000 to approximately 21,000 barrels per day in the current period. Lease capacity increased to 1.9 million barrels per month from 820,000 barrels per month in the prior year quarter. Terminal throughput averaged approximately 97,000 barrels per day and 50,000 barrels per day in the first quarter of 2001 and 2000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Recent Events

Strategic Transaction Involving General Partner

On May 9, 2001, our general partner, Plains All American Inc., a wholly owned subsidiary of Plains Resources Inc., announced that it had entered into definitive agreements to sell up to 54% of its general partnership interest and a portion of its subordinated units in the Partnership to four investors comprised of Kayne Anderson Capital Advisors, EnCap Investments, James C. Flores and an entity controlled by the management of PAA. At the closing of the transaction, a new entity owned by the investor group will become the substitute general partner of PAA, thereby assuming all of the rights and obligations under the partnership agreement. The substitution of the general partner was approved by the Plains All American Inc. Board of Directors. Closing for the transaction is scheduled to occur in early June 2001 and is subject to customary conditions, including consent by our bank lenders.

Murphy Oil Company Ltd. Midstream Operations

  In May 2001, we acquired substantially all of the crude oil pipeline, gathering, storage and terminalling assets of Murphy Oil Company Ltd. ("Murphy") for approximately $161.0 million in cash, including financing and transaction costs. The purchase included $6.5 million for excess inventory in the systems. The principal assets acquired include approximately 450 miles of crude oil and condensate transmission mainlines and associated gathering and lateral lines, and approximately 1.1 million barrels of crude oil storage and terminalling capacity located primarily in Kerrobert, Saskatchewan, approximately 200,000 barrels of linefill, as well as a currently inactive 108-mile mainline system and 121 trailers used primarily for crude oil transportation. We are in the process of reactivating the 108-mile mainline system and expect it to be operational in the second quarter.

  Murphy has agreed to continue to transport production from fields currently delivering crude oil to these pipeline systems, under a new long-term contract. The current volume is approximately 11,000 barrels per day. The pipeline systems transport approximately 200,000 barrels per day of light, medium and heavy crudes, as well as condensate.

CANPET Energy Group Inc.

  In April 2001, we entered into an agreement to purchase the assets of CANPET Energy Group Inc. ("CANPET"), a Calgary-based Canadian crude oil and LPG marketing company, for approximately $42.0 million. Approximately $26.0 million of the purchase price will be paid in cash at closing and the remainder, which is subject to certain performance standards, will be paid in common units in April 2004 if such standards are met. The transaction, which is subject to certain regulatory approvals and other closing conditions, is expected to close in May 2001. CANPET currently gathers approximately 75,000 barrels per day of crude oil and markets approximately 26,000 barrels per day of natural gas liquids. Tangible assets include a crude oil handling facility, a 130,000-barrel tank facility and working capital of approximately $8.5 million. Financing for the acquisition will be provided through borrowings under our bank credit facility.

Credit Agreements

In May 2001, we entered into new amended and restated credit facilities that replaced our existing credit facilities. Our $500.0 million senior secured revolving credit facility was replaced by a $630.0 million senior secured revolving-term credit facility which is secured by substantially all of our assets. The facility consists of a $500.0 million domestic revolving facility (with a $10.0 million letter of credit sublimit), a $30.0 million Canadian revolving facility (with a $5.0 million letter of credit sublimit) and a $100.0 million term loan. The facility matures, as to the aggregate $530.0 million domestic and Canadian revolver portions, in April 2005 and, as to the $100.0 million term portion, in May, 2006. We also amended our $200.0 million senior secured letter of credit and borrowing facility. For a complete discussion of our credit facilities, see Note 5 to the Consolidated Financial Statements.

Liquidity

Cash generated from operations and our credit facilities are our primary sources of liquidity. At March 31, 2001, we had working capital of approximately $40 million. On May 10, 2001, subsequent to the closing of the Murphy acquisition, PAA had approximately $478 million outstanding under its $630 million of credit facilities (excluding the letter of credit and borrowing facility). Pursuant to covenants contained in the agreement, PAA could borrow an additional $69 million under these facilities. Pro forma for the CanPet acquisition, which is expected to close in May, 2001 and has a cash purchase price at closing of approximately $26 million, PAA will have aggregate borrowing capacity under the covenants of up to $615 million. Consistent with our stated policy of maintaining a strong capital structure by funding acquisitions with a balance of debt and equity, we intend to refinance a portion of our credit facilities with proceeds from future bond and equity financings. In April 2001, we filed a shelf registration statement with the Securities and Exchange Commission under which we may sell up to $125 million of common units, and intend to evaluate and monitor the markets for a placement of equity, as well as a senior unsecured debt offering, which has already been approved by our bank group.

We believe that we have sufficient liquid assets, cash from operations and borrowing capacity under our credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.

 Cash Flows



                                           THREE MONTHS ENDED
                                               MARCH 31,
                                        -------------------------
    (in millions) (unaudited)           2001                 2000
    -------------------------------------------------------------
    Cash provided by (used in):
      Operating activities              10.6              $ (42.6)
      Investing activities              (2.2)               216.9
      Financing activities             (10.5)              (220.9)
    -------------------------------------------------------------


  Operating Activities. Cash provided by operating activities was $10.6 million for the three months ended March 31, 2001. Net cash used in operating activities of $42.6 million for the prior year first quarter resulted from amounts paid during the first quarter of 2000 for the 1999 unauthorized trading losses.

  Investing Activities. Net cash used in investing activities was $2.2 million for the first quarter of 2001 and consisted of capital expenditures and amounts paid in connection with the Canadian acquisitions. Net cash provided by investing activities for the first quarter of 2000 included approximately $129.0 million and $90.1 million of proceeds from the sale of the segment of the All American Pipeline and pipeline linefill, respectively.

  Financing activities. Cash used in financing activities for the first quarter of 2001 was $10.5 million and consisted of net short-term and long-term borrowings of $5.8 million and the payment of distributions to unitholders of $16.3 million. Cash used in financing activities for the first quarter of 2000 resulted from net payments of $209.7 million of short-term and long-term debt and distributions to unitholders of $11.2 million. Proceeds used to reduce debt in 2000 primarily came from the asset sales discussed above.

 Contingencies

  Following our announcement in November 1999 of our losses resulting from unauthorized trading by a former employee, numerous class action lawsuits were filed in the United States District Court of the Southern District of Texas against us, certain of our general partner's officers and directors and in some of these cases, our general partner and Plains Resources Inc. alleging violations of the federal securities laws. In addition, derivative lawsuits were filed in the Delaware Chancery Court and the United States District Court of the Southern District of Texas against our general partner, its directors and certain of its officers alleging the defendants breached the fiduciary duties owed to us and our unitholders by failing to monitor properly the activities of our traders. The class actions and the Delaware derivative suits have been settled, subject to court approval. See Part II, Item 1. - "Legal Proceedings".

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

  On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. Currently, we use only cash flow hedges and the remaining discussion will relate exclusively to this type of derivative instrument. If the derivative qualifies for hedge accounting, the gain or loss on the derivative is deferred in accumulated Other Comprehensive Income ("OCI"), a component of Partners' Capital, to the extent the hedge is effective.

  We utilize various derivative instruments, for purposes other than trading, to hedge our exposure to price fluctuations on crude in storage and expected purchases, sales and transportation of crude oil. The derivative instruments consist primarily of futures and option contracts traded on the New York Mercantile Exchange. We also utilize interest rate collars to manage the interest rate exposure on our long-term debt.

  At March 31, 2001, a $2.7 million unrealized loss was recorded to OCI together with related assets and liabilities of $3.4 million and $5.7 million, respectively. Earnings included a total $4.4 million loss related to cash flow hedges, including a $0.3 million non-cash gain related to the ineffective portion of such hedges.

  At March 31, 2001 we had the following open crude oil hedge positions:



                                               2001
                                 ------------------------------
                                 2ND QTR     3RD QTR    4TH QTR     2002
                                 -------     -------    -------     ----
      Futures contracts
         Volume (bbls)
           Short positions       334,000         -            -         -
           Long positions              -         -      437,000    475,000
         Average price ($/bbl)  $  28.00      $  -     $  26.41   $  24.55

  At March 31, 2001, we had an interest rate collar arrangement to protect interest rate fluctuations on a portion of our outstanding debt for an aggregate notional principal amount of $125.0 million. This instrument is based on LIBOR margins and provides for a floor of 6% and a ceiling of 8% with an expiration date of August 2002.

  We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking the hedge. Hedge effectiveness is measured on a quarterly basis. This process includes specific identification of the hedging instrument and the hedge transaction, the nature of the risk being hedged and how the hedging instrument's effectiveness will be assessed. Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged items. No amounts were excluded from the computation of hedge effectiveness. At March 31, 2001 there were no positions which did not qualify for hedge accounting.

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

  . successful third-party drilling efforts and completion of announced oil-sands project;

  .  the effects of competition;

  .  the success of our risk management activities;

  . the availability (or lack thereof) of acquisition or combination opportunities;

  .  successful integration and future performance of recently acquired assets;

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

                           PART II. OTHER INFORMATION

ITEMS 1. LEGAL PROCEEDINGS

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, L.P., et al. The suit alleged that Plains All American and certain of our general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases have been filed in the Southern District of Texas, some of which name our general partner and Plains Resources as additional defendants. All of the federal securities claims have been consolidated into two actions. The first consolidated action is that filed by purchasers of Plains Resources' common stock and options, and is captioned Koplovitz v. Plains Resources Inc., et al. The second consolidated action is that filed by purchasers of our common units, and is captioned Di Giacomo v. Plains All American Pipeline, L.P., et al. Plaintiffs alleged that the defendants were liable for securities fraud violations under Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

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

ITEMS 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

Item 6 - Exhibits and Reports on Form 8-K

    A.  Exhibits

        10.1 Amended and Restated Credit Agreement [Letter of Credit and Hedged Inventory Facility] dated as of May 4, 2001, among Plains Marketing, L.P., All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet National Bank and certain other lenders.

        10.2 Amended and Restated Credit Agreement [Revolving Credit Facility] dated as of May 4, 2001, among Plains Marketing, L.P., All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet National Bank and certain other lenders

    B.  Reports on Form 8-K.

        A Current Report on Form 8-K was filed on May 10, 2001 in connection with the announcement that our general partner, Plains All American Inc., a wholly owned subsidiary of Plains Resources Inc., had entered into definitive agreements to sell a portion of its ownership in the Partnership to an investor group comprised of Kayne Anderson Capital Advisors, EnCap Investments, James C. Flores and an entity controlled by the management of PAA.

        A Current Report on Form 8-K was filed on May 10, 2001 in connection with the completion of our purchase of substantially all of the crude oil pipeline gathering, storage and terminalling assets of Murphy Oil Company Ltd.

        A Current Report on Form 8-K was filed on April 19, 2001 to file as an exhibit the balance sheet as of December 31, 2000 of Plains All American Inc., our general partner.

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



                                    PLAINS ALL AMERICAN PIPELINE, L.P.

                                    By:  PLAINS ALL AMERICAN INC.
                                         Its General Partner



Date: May 15, 2001                  By:  /s/ Cynthia A. Feeback
                                         ----------------------
                                         Cynthia A. Feeback, Vice President -
                                         Accounting
                                         (Principal Accounting Officer) of the
                                         General Partner