Form 10-Q
period 2001-06-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2001-08-14
CIK 1070423

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

                 For the quarterly period ended June 30, 2001

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


                                333 Clay Street
                             Houston, Texas 77002
                   (Address of principal executive offices)
                                  (Zip Code)

                                (713) 646-4100
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

At August 8, 2001, there were outstanding 27,015,939 Common Units, 1,307,190 Class B Common Units and 10,029,619 Subordinated Units.

================================================================================

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                    Page
                                                                    ----
PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets:
     June 30, 2001 and December 31, 2000...........................  3
Consolidated Statements of Income:
     For the three and six months ended June 30, 2001 and 2000.....  4
Consolidated Statements of Cash Flows:
     For the six months ended June 30, 2001 and 2000...............  5
Consolidated Statement of Partners' Capital:
     For the six months ended June 30, 2001........................  6

Notes to Consolidated Financial Statements.........................  7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS........................... 15

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISKS.................................................. 23

PART II. OTHER INFORMATION......................................... 24

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)

                                                                        JUNE 30,  DECEMBER 31,
                                                                          2001        2000
                                                                      ----------- ------------
                                                                      (UNAUDITED)
                            ASSETS
CURRENT ASSETS
Cash and cash equivalents                                            $    1,054    $  3,426
Accounts receivable and other current assets                            439,547     347,698
Inventory                                                               125,852      46,780
                                                                     ----------    --------
Total current assets                                                    566,453     397,904
                                                                     ----------    --------
PROPERTY AND EQUIPMENT                                                  624,893     467,619
Less allowance for depreciation and amortization                        (36,651)    (26,974)
                                                                     ----------    --------
                                                                        588,242     440,645
                                                                     ----------    --------
OTHER ASSETS
Pipeline linefill                                                        41,525      34,312
Other                                                                    17,612      12,940
                                                                     ----------    --------
                                                                     $1,213,832    $885,801
                                                                     ==========    ========
             LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and other current liabilities                       $  423,305    $328,542
Due to affiliates                                                        17,997      20,951
Short-term debt and current portion of long-term debt                    96,527       1,300
                                                                     ----------    --------
Total current liabilities                                               537,829     350,793
                                                                     ----------    --------
LONG-TERM LIABILITIES
Bank debt                                                               372,580     320,000
Other long-term liabilities and deferred credits                          1,017       1,009
                                                                     ----------    --------
Total liabilities                                                       911,426     671,802
                                                                     ----------    --------
COMMITMENTS AND CONTINGENCIES (NOTE 11)

PARTNERS' CAPITAL

Common unitholders (27,015,939 and 23,049,239 units outstanding
  at June 30, 2001 and December 31, 2000 respectively)                  303,323     217,073
Class B common unitholders (1,307,190 units outstanding)                 20,341      21,042
Subordinated unitholders (10,029,619 units outstanding)                 (32,699)    (27,316)
General partner                                                          11,441       3,200
                                                                     ----------    --------
Total partners' capital                                                 302,406     213,999
                                                                     ----------    --------
                                                                     $1,213,832    $885,801
                                                                     ==========    ========

                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                     (in thousands, except per unit data)
                                  (unaudited)



                                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                      JUNE 30                     JUNE 30,
                                                                ------------------          ------------------
                                                                2001          2000          2001          2000
                                                                ----          ----          ----          -----
REVENUES                                                    $1,586,617    $1,481,834    $3,106,741    $3,484,341
COST OF SALES AND OPERATIONS                                 1,550,230     1,449,060     3,037,624     3,415,015
                                                            ----------    ----------    ----------    ----------
Gross Margin                                                    36,387        32,774        69,117        69,326
                                                            ----------    ----------    ----------    ----------
EXPENSES
General and administrative                                      15,041         7,949        24,030        16,575
Depreciation and amortization                                    6,503         4,661        11,173        14,799
                                                            ----------    ----------    ----------    ----------
Total expenses                                                  21,544        12,610        35,203        31,374
                                                            ----------    ----------    ----------    ----------
OPERATING INCOME                                                14,843        20,164        33,914        37,952
Interest expense                                                (8,101)       (6,150)      (14,707)      (15,308)
Gain on sale of assets                                               -             -             -        48,188
Interest and other income                                          325         3,049           367        10,531
                                                            ----------    ----------    ----------    ----------
Income before extraordinary item and cumulative
 effect of accounting change                                     7,067        17,063        19,574        81,363
Extraordinary item                                                   -       (11,002)            -       (15,147)
Cumulative effect of accounting change (Note 5)                      -             -           508             -
                                                            ----------    ----------    ----------    ----------
NET INCOME                                                  $    7,067    $    6,061    $   20,082    $   66,216
                                                            ==========    ==========    ==========    ==========
NET INCOME - LIMITED PARTNERS                               $    6,794    $    5,874    $   19,483    $   64,826
                                                            ==========    ==========    ==========    ==========
NET INCOME - GENERAL PARTNER                                $      273    $      187    $      599    $    1,390
                                                            ==========    ==========    ==========    ==========
BASIC AND DILUTED NET INCOME
 PER LIMITED PARTNER UNIT
 Income before extraordinary item and
  cumulative effect of accounting change                    $     0.19    $     0.49    $     0.54    $     2.32
 Extraordinary item                                                  -         (0.32)            -         (0.43)
 Cumulative effect of accounting change                              -             -          0.02             -
                                                            ----------    ----------    ----------    ----------
  Net income                                                $     0.19    $     0.17    $     0.56    $     1.89
                                                            ==========    ==========    ==========    ==========
WEIGHTED AVERAGE UNITS
 OUTSTANDING                                                    35,685        34,386        35,039        34,386
                                                            ==========    ==========    ==========    ==========


                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)



                                                                                    SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                  -------------------
                                                                                  2001           2000
                                                                                  ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $    20,082      $  66,216
Items not affecting cash flows
 from operating activities:
  Depreciation and amortization                                                   11,173         14,799
  Gain on the sale of assets                                                           -        (48,188)
  Cumulative effect of accounting change                                            (508)             -
  Change in derivative fair value                                                    652              -
  Other noncash items                                                              5,741          4,712
Change in assets and liabilities, net of assets acquired and liabilities assumed:
 Accounts receivable and other current assets                                    (85,477)       162,125
 Inventory                                                                       (77,119)         2,493
 Accounts payable and other current liabilities                                   81,424       (207,607)
 Due to affiliates                                                                (2,947)             -
 Pipeline linefill                                                                     -           (929)
 Other long-term liabilities and deferred credits                                      -            (29)
                                                                             -----------      ---------
Net cash used in operating activities                                            (46,979)        (6,408)
                                                                             -----------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions                                       (160,584)             -
Additions to property and equipment and other assets                              (9,412)        (5,548)
Proceeds from sales of assets                                                      1,077        223,859
                                                                             -----------      ---------
Net cash provided by (used in) investing activities                             (168,919)       218,311
                                                                             -----------      ---------
CASH FLOWS FROM FINANCING ACTIVITIES
Advances (to) from affiliates                                                          -        (18,029)
Proceeds from long-term debt                                                   1,114,780        443,050
Proceeds from short-term debt                                                    193,150         45,250
Payment of subordinated debt - general partner                                         -       (114,000)
Principal payments of long-term debt                                          (1,061,200)      (485,900)
Principal payments of short-term debt                                            (98,345)      (100,969)
Costs incurred in connection with financing arrangements                          (7,972)        (6,500)
Proceeds from issuance of units                                                  106,209              -
Distributions to unitholders                                                     (33,096)       (26,973)
                                                                             -----------      ---------
Net cash provided by (used in) financing activities                              213,526       (264,071)
                                                                             -----------      ---------
Net increase (decrease) in cash and cash equivalents                              (2,372)       (52,168)
Cash and cash equivalents, beginning of period                                     3,426         53,768
                                                                             -----------      ---------
Cash and cash equivalents, end of period                                     $     1,054      $   1,600
                                                                             ===========      =========


                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL
                                (in thousands)
                                  (unaudited)


                                                                                                                      TOTAL
                                                              CLASS B                                    GENERAL     PARTNERS'
                                      COMMON UNITS         COMMON UNITS        SUBORDINATED UNITS        PARTNER     CAPITAL
                                    ---------------      ----------------      ------------------        -------     --------
                                    UNITS    AMOUNT      UNITS     AMOUNT      UNITS       AMOUNT        AMOUNT       AMOUNT
                                    -----    ------      -----     ------      -----       ------        ------       -------
Balance at December 31, 2000        23,049   $217,073    1,307     $21,042     10,030     $(27,316)      $ 3,200      $213,999

Issuance of units                    3,967     98,640        -           -          -            -         2,878       101,518

Noncash compensation expense             -          -        -           -          -            -         5,741         5,741

Distributions                            -    (21,608)       -      (1,225)         -       (9,403)         (860)      (33,096)

Other comprehensive income               -     (3,941)       -        (205)         -       (1,575)         (117)       (5,838)

Net income                               -     13,159        -         729          -        5,595           599        20,082
                                    ------   --------    -----     -------     ------     --------       -------      --------
Balance at June 30, 2001            27,016   $303,323    1,307     $20,341     10,030     $(32,699)      $11,441      $302,406
                                    ======   ========    =====     =======     ======     ========       =======      ========

                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)


Note 1 -- Organization and Accounting Policies

     We are a Delaware limited partnership that was formed in September, 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of the midstream subsidiaries of Plains Resources. Our operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Marketing Canada, L.P. The terms "Plains All American" and the "Partnership" herein refer to Plains All American Pipeline, L.P. and its affiliated operating partnerships. We are engaged in interstate and intrastate transportation, marketing, and terminalling of crude oil. Our operations are conducted primarily in Texas, California, Oklahoma, Louisiana, the Gulf of Mexico and the Canadian Provinces of Alberta and Saskatchewan.

     The accompanying financial statements and related notes present our consolidated financial position as of June 30, 2001 and December 31, 2000; the results of our operations for the three and six months ended June 30, 2001 and 2000; cash flows for the six months ended June 30, 2001 and 2000; and changes in partners' capital for the six months ended June 30, 2001. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). All adjustments consisting only of normal recurring adjustments that, in the opinion of management, were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform with current period presentation. The results of operations for the three and six months ended June 30, 2001 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2000 Annual Report on Form 10-K.

Note 2 -- Transfer of Our General Partner

     On June 8, 2001, Plains All American Inc., our former general partner and a wholly owned subsidiary of Plains Resources Inc., sold a portion of its ownership in our partnership to an investor group including, among others, affiliates of Kayne Anderson Capital Advisors, EnCap Investments, Strome Investment Management, James C. Flores and our current management for aggregate consideration of approximately $155.2 million.

     In connection with this transaction, a new entity jointly owned by the investor group and Plains Resources Inc. became our general partner and assumed all of the general partner's rights and obligations under our partnership agreement. The investor group purchased approximately 5.2 million subordinated units from an affiliate of Plains Resources Inc. As a result of this transaction and our recent equity offering, Plains Resources' effective ownership in us has been reduced to approximately 33% from approximately 54%. Plains Resources has agreed to make available to our management group an additional 2% of the general partner interest on substantially the same terms as the other investors.

Note 3 -- Equity Offering

     On May 31, 2001, we completed a public offering of 3,750,000 common units. Additionally, on June 22, 2001, we issued another 216,700 units pursuant to the underwriter's overallotment option. Total net cash proceeds from the offering (which aggregates to 3,966,700 units), including our general partner's proportionate contribution, were approximately $100.7 million and were used to repay borrowings under our revolving credit facility, a portion of which were used to finance the Murphy Acquisition (see Note 6).

Note 4 -- Derivative Instruments and Hedging Activities

     On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. As of June 30, 2001, our transactions consisted of only cash flow and foreign currency hedges (which are defined as fair value hedges) and the remaining discussion will relate exclusively to these types of derivative instruments. If the derivative qualifies for cash flow hedge accounting, the gain or loss on the derivative is deferred in accumulated Other Comprehensive Income ("OCI"), a component of Partners' Capital, to the extent the hedge is effective. Fair value hedge gains or losses are taken directly to earnings in the current period.

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

     Gains and losses on hedging instruments related to OCI and adjustments to carrying amounts on hedged volumes are included in revenues in the period that the related volumes are delivered. Gains and losses of hedging instruments, which represent hedge ineffectiveness, are included in earnings in the period in which they occur.

     We utilize various derivative instruments, for purposes other than trading, to hedge our exposure to price fluctuations on crude in storage and expected purchases, sales and transportation of crude oil. The derivative instruments consist primarily of futures and option contracts traded on the New York Mercantile Exchange. We also utilize interest rate collars to manage the interest rate exposure on our long-term debt and foreign currency hedges to manage exchange rate exposure.

     On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a loss of $8.3 million in OCI representing the cumulative effect of an accounting change to recognize at fair value all cash flow derivatives. We also recorded a noncash gain of $0.5 million in earnings as a cumulative effect adjustment.

     At June 30, 2001, a $5.8 million unrealized loss was recorded to OCI together with related assets and liabilities of $6.9 million and $12.9 million, respectively. Earnings included a non-cash gain of $0.2 million related to the ineffective portion of our cash flow hedges, as well as the gain/loss on our fair value hedges (included in revenues in the income statement). Our hedge-related assets and liabilities are included in other current assets and other current liabilities in the balance sheet.

     As of June 30, 2001, the total amount of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period. At June 30, 2001 we had the following open crude oil hedge positions:



                                  2001                    2002
                           ------------------     -------------------
                           3rd Qtr    4th Qtr     1st Qtr     2nd Qtr
                           -------    -------     -------     -------
Volume (bbls)
 Short positions          812,000           -           -           -
 Long positions                 -     762,000     132,000     250,000
Average price ($/bbl)      $25.13      $26.84      $27.28      $25.56



At June 30, 2001, we had an interest rate collar arrangement to protect interest rate fluctuations on a portion of our outstanding debt for an aggregate notional principal amount of $125.0 million. This instrument is based on LIBOR rates and provides for a floor of 6.1% and a ceiling of 8.0% with an expiration date of August 2002.

     During the second quarter of 2001, gains of $.5 million were relieved from OCI and the fair value of open positions decreased $2.7 million. Additionally, certain derivative positions were terminated prior to maturity. As such, a $5.8 million loss related to all positions (open and closed hedges) was recorded in OCI at June 30, 2001.

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

Note 5 -- Comprehensive Income

     Comprehensive income includes net income and certain items recorded directly to Partners' Capital and classified as OCI. Following the adoption of SFAS 133, we recorded a charge to OCI of $8.3 million related to the change in fair value of certain derivative financial instruments that qualified for cash flow hedge accounting. The following table reflects comprehensive income for the six months ended June 30, 2001 (in thousands of dollars):


Total Comprehensive Income at January 1, 2001             $     -

 Cumulative effect of change in accounting principle       (8,337)
 Reclassification adjustment for settled contracts          6,791
 Changes in fair value of open hedging positions           (4,340)
 Currency translation adjustment                               48
                                                          -------
Other Comprehensive Income at June 30, 2001                (5,838)

 Net income for the six months ended June 30, 2001         20,082
                                                          -------
Total Comprehensive Income at June 30, 2001               $14,244
                                                          =======


Note 6 -- Acquisitions

     Murphy Oil Company Ltd. Midstream Operations

     In May 2001, we closed the acquisition of substantially all of the crude oil pipeline, gathering, storage and terminalling assets of Murphy Oil Company Ltd. for approximately $161 million in cash ("the Murphy Acquisition"), including financing and transaction costs. The purchase included $7.2 million for excess inventory in the pipeline systems. The principal assets acquired include approximately 450 miles of crude oil and condensate transmission mainlines and associated gathering and lateral lines, approximately 1.1 million barrels of crude oil storage and terminalling capacity located primarily in Kerrobert, Saskatchewan, approximately 200,000 barrels of pipeline linefill, an inactive 108-mile mainline system and 121 trailers used primarily for crude oil transportation. We have reactivated the 108-mile mainline system and began shipping volumes in May of 2001.

     Murphy has agreed to continue to transport production from fields previously delivering crude oil to these pipeline systems, under a new long-term contract. The current volume is approximately 11,000 barrels per day. The pipeline systems transport approximately 200,000 barrels per day of light, medium and heavy crudes, as well as condensate.

     The Murphy Acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, ("APB 16") as follows (in thousands):


Crude oil pipeline, gathering and terminal assets       $150,182
Pipeline linefill                                          7,602
Net working capital items                                  1,953
Other property and equipment                                 487
Other assets, including debt issue costs                     360
                                                        --------
Total                                                   $160,584
                                                        ========

Pro Forma Results for the Murphy Acquisition

     The following unaudited pro forma data is presented to show pro forma revenues, net income and basic and diluted net income per limited partner unit for the partnership as if the Murphy Acquisition and the equity offering discussed in Note 3 had occurred on January 1, 2000 (in thousands):

                                               SIX MONTHS
                                              ENDED JUNE 30,
                                            ----------------
                                            2001        2000
                                            ----        ----
Revenues                                $3,268,006    $3,819,106
                                        ==========    ==========
Income before extraordinary item
 and cumulative effect of accounting
 change                                 $   23,629    $   83,468
                                        ==========    ==========

Net income                              $   24,137    $   68,321
                                        ==========    ==========

Basic and diluted income before
 extraordinary item and cumulative
 effect of accounting change per
 limited partner unit                   $     0.65    $     2.38
                                        ==========    ==========
Basic and diluted net income
 per limited partner unit               $     0.67    $     1.94
                                        ==========    ==========


CANPET Energy Group Inc.

     In July 2001, we acquired the assets of CANPET Energy Group Inc. ("CANPET"), a Calgary-based Canadian crude oil and liquefied petroleum gas marketing company, for approximately $42.0 million plus excess inventory at the closing date of approximately $25 million. Approximately $24.0 million of the purchase price, plus the excess inventory, was paid in cash at closing and the remainder, which is subject to certain performance standards, will be paid in common units in April 2004 if such standards are met. CANPET activities include gathering approximately 75,000 barrels per day of crude oil and marketing approximately 26,000 barrels per day of natural gas liquids. Tangible assets include a crude oil handling facility, a 130,000-barrel tank facility and working capital of approximately $8.6 million. Financing for the acquisition was provided through borrowings under our bank credit facility.

Note 7 -- Credit Agreements

     In May 2001, we entered into new amended and restated credit facilities that replaced our existing credit facilities. Our credit facilities currently consist of:

 . a $630.0 million senior secured revolving credit and term loan facility, which is secured by substantially all of our assets. The facility consists of a $500.0 million domestic revolving facility (with a $10.0 million letter of credit sublimit), a $30.0 million Canadian revolving facility (with a $5.0 million letter of credit sublimit) and a $100.0 million term loan. The facility matures, as to the aggregate $530.0 million domestic and Canadian revolver portions, in April, 2005 and, as to the $100.0 million term portion, in May, 2006. On the revolver portions, no principal is scheduled for payment prior to maturity; however, if we issue privately-placed or public debt, the net proceeds of such debt must be used to repay then-outstanding loans under the domestic revolver, and with the repayment and depending on the amount of net proceeds, the domestic revolver commitment will be reduced by 40% to 50% of its original amount. The term portion of this facility has four scheduled annual payments of principal, commencing May 4, 2002, in the respective amounts of 1%, 7%, 8% and 8% of the original term principal amount, with the remaining principal balance scheduled for payment on the stated maturity date of May 5, 2006. If any part of the term portion is prepaid prior to its first anniversary, a 1% premium will be due on that portion. The revolving credit and term loan facility bears interest at our option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin, and further, the Canadian revolver may effectively bear interest based upon bankers' acceptance rates. We incur a commitment fee on the unused portion of the revolver portion of this credit facility.

 . A $200.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil and other specified petroleum products for resale and borrowings to finance crude oil inventory and other specified petroleum products that have been hedged against future price risk. The letter of credit facility is secured by substantially all of our assets and has a sublimit for cash borrowings of $100.0 million to purchase crude oil and other petroleum products that have been hedged against future price risk and to fund margin requirements under NYMEX contracts used to facilitate our hedging activities. The letter of credit facility expires in April, 2004. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base that is determined monthly based on certain of our current assets and current liabilities, primarily inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil and other specified petroleum products.

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

Note 8 -- Distributions

     On February 14, 2001 we paid a cash distribution of $0.4625 per unit on our outstanding common units, Class B units and subordinated units. The distribution was paid to unitholders of record on February 7, 2001 for the period October 1, 2000 through December 31, 2000. The total distribution paid was approximately $16.3 million, with approximately $7.5 million paid to our public unitholders and the remainder paid to our prior general partner for its limited and general partner interests. The distribution was in excess of the minimum quarterly distribution specified in the Partnership Agreement.

     On May 15, 2001, we paid a cash distribution of $0.475 per unit on our outstanding common units, Class B units and subordinated units. The distribution was paid to unitholders of record on May 3, 2001 for the period January 1, 2001 through March 31, 2001. The total distribution paid was approximately $16.8 million, with approximately $7.7 million paid to our public unitholders and the remainder to our prior general partner for its limited and general partner interests.

     On July 24, 2001 we declared a cash distribution of $0.50 per unit on our outstanding common units, Class B units and subordinated units. The distribution is payable on August 14, 2001 to holders of record on August 3, 2001. The total distribution to be paid is approximately $19.9 million, with approximately $13.5 million to be paid to our common unitholders, $0.7 million to our Class B common unitholders, $5.0 million to our subordinated unitholders, and the remainder to be paid to our general partner for its general partner interests.

Note 9 -- Operating Segments

     Our operations consist of two operating segments: (1) Pipeline Operations - engages in interstate and intrastate crude oil pipeline transportation and related merchant activities; and (2) Gathering, Marketing, Terminalling and Storage Operations - engages in purchases and resales of crude oil at various points along the distribution chain and the leasing of terminalling and storage facilities.

                                                                                    MARKETING,
                                                                                    GATHERING,
                                                                                   TERMINALLING
(IN THOUSANDS) (UNAUDITED)                                       PIPELINE           & STORAGE       TOTAL
-------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2001
Revenues:
 External Customers                                            $  91,815         $ 1,494,802    $ 1,586,617
 Intersegment (a)                                                  5,166               1,245          6,411
 Other revenue                                                         -                 325            325
                                                               ---------         -----------    -----------
  Total revenues of reportable segments                        $  96,981         $ 1,496,372    $ 1,593,353
                                                               =========         ===========    ===========
Segment gross margin (b)                                       $  18,699         $    17,688    $    36,387
Segment gross profit (c)                                          17,668               9,298         26,966
Income allocated to reportable segments (d)                       10,929               1,758         12,687
Noncash compensation expense                                     n/a                n/a               5,620
                                                               ---------         -----------    -----------
Income before extraordinary item and cumulative effect
 of accounting change                                            n/a                n/a         $     7,067
                                                               =========         ===========    ===========
Total assets                                                     451,887             761,945      1,213,832
-------------------------------------------------------------------------------------------------------------
THREE MONTHS ENDED JUNE 30, 2000
Revenues:
 External Customers                                            $ 106,520         $ 1,375,314    $ 1,481,834
 Intersegment (a)                                                  6,083                   -          6,083
 Other                                                             2,706                 343          3,049
                                                               ---------         -----------    -----------
  Total revenues of reportable segments                        $ 115,309         $ 1,375,657    $ 1,490,966
                                                               =========         ===========    ===========
Gain on sale of assets
Segment gross margin (b)                                       $  12,759         $    20,015    $    32,774
Segment gross profit (c)                                          12,093              12,732         24,825
Income allocated to reportable segments                           10,718               6,345         17,063
Noncash compensation expense                                     n/a                n/a                   -
                                                               ---------         -----------    -----------
Income before extraordinary item and cumulative
 effect of accounting change                                     n/a                n/a         $    17,063
                                                               =========         ===========    ===========
Total assets                                                     319,558             499,750        819,308
-------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2001
Revenues:
 External Customers                                            $ 179,853         $ 2,926,888    $ 3,106,741
 Intersegment (a)                                                  8,475               1,245          9,720
 Other revenue                                                         -                 367            367
                                                               ---------         -----------    -----------
  Total revenues of reportable segments                        $ 188,328         $ 2,928,500   $ 3,116,828
                                                               =========         ===========    ===========
Segment gross margin (b)                                       $  32,591         $    36,526    $    69,117
Segment gross profit (c)                                          31,100              19,728         50,828
Income allocated to reportable segments (d)                       20,979               4,336         25,315
Noncash compensation expense                                     n/a                n/a               5,741
                                                               ---------         -----------    -----------
Income before extraordinary item and cumulative effect
 of accounting change                                             n/a                n/a         $    19,574
                                                               =========         ===========    ===========
Total assets                                                     451,887             761,945      1,213,832
-------------------------------------------------------------------------------------------------------------
SIX MONTHS ENDED JUNE 30, 2000
Revenues:
 External Customers                                            $ 286,578         $ 3,197,763    $ 3,484,341
 Intersegment (a)                                                 60,498                   -         60,498
 Other                                                             9,679                 852         10,531
                                                               ---------         -----------    -----------
  Total revenues of reportable segments                        $ 356,755         $ 3,198,615    $ 3,555,370
                                                               =========         ===========    ===========

Gain on sale of assets                                         $  48,188         $         -    $    48,188
Segment gross margin (b)                                          25,914              43,412         69,326
Segment gross profit (c)                                          24,291              28,591         52,882
Income allocated to reportable segments (d)                       73,105               8,389         81,494
Noncash compensation expense                                     n/a                n/a                 131
                                                               ---------         -----------    -----------
Income before extraordinary item and cumulative effect
 of accounting change                                            n/a                n/a         $    81,363
                                                               =========         ===========    ===========
Total assets                                                     319,558             499,750        819,308
-------------------------------------------------------------------------------------------------------------

a) Intersegment sales were conducted on an arm's length basis.
b) Gross margin is calculated as revenues less cost of sales and operations expenses.
c) Gross profit is calculated as revenues less costs of sales and operations expenses and general and administrative expenses, excluding noncash compensation expense.
d) Excludes noncash compensation expense, as it is not allocated to the reportable segments.



Note 10 -- Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, this Standard also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years.
At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position, results of operations, or cash flows.

     We will account for all future business combinations, including the CANPET acquisition, under SFAS 141. Effective January 1, 2002, we will adopt SFAS 142, as required. At that time, amortization will cease on the unamortized portion of the goodwill arising from the Scurlock acquisition.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position, results of operations, or cash flows.

Note 11 -- Contingencies

     During 1997, the All American Pipeline experienced a leak in a segment of its pipeline in California that resulted in an estimated 12,000 barrels of crude oil being released into the soil. Immediate action was taken to repair the pipeline leak, contain the spill and to recover the released crude oil. We have expended approximately $400,000 to date in connection with this spill. We do not expect additional costs related to this site to exceed $350,000, although we can provide no assurances in that regard.

     Prior to being acquired by our predecessor in 1996, the Ingleside Terminal experienced releases of refined petroleum products into the soil and groundwater underlying the site due to activities on the property. We are undertaking a voluntary state-administered remediation of the contamination on the property. We have spent approximately $145,000 to date in investigating the contamination at this site. We do not anticipate the total additional costs related to this site to exceed $250,000, although no assurance can be given that the actual cost could not exceed such estimate. In addition, a portion of any such costs may be reimbursed to us from Plains Resources.

     Litigation

     Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, L.P., et al. The suit alleged that Plains All American and certain of the officers and directors of Plains All American Inc. (our general partner at the time) violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases were filed in the Southern District of Texas, some of which name Plains All American Inc. and Plains Resources as additional defendants. All of the federal securities claims have been consolidated into two actions. The first consolidated action is that filed by purchasers of Plains Resources' common stock and options, and is captioned Koplovitz v. Plains Resources Inc., et al. The second consolidated action is that filed by purchasers of our common units, and is captioned Di Giacomo v. Plains All American Pipeline, L.P., et al. Plaintiffs alleged that the defendants were liable for securities fraud violations under Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

     We and Plains Resources reached an agreement with representatives for the plaintiffs for the settlement of all of the class actions, and in January 2001, we deposited approximately $30.0 million under the terms of the settlement agreement. The total cost of the settlement to us and Plains Resources, including interest and expenses and after insurance reimbursements, was $14.9 million. Of that amount, $1.0 million was allocated to Plains Resources by agreement between special independent committees of the board of directors of Plains All American Inc. and the board of directors of Plains Resources. The settlement is subject to final approval by the court. The settlement agreement does not affect the Texas Derivative Litigation and Delaware Derivative Litigation described below.

     Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named Plains All American Inc., its directors and certain of its officers as defendants, and allege that the defendants breached the fiduciary duties that they owed to Plains All American Pipeline, L.P. and its unitholders by failing to monitor properly the activities of its employees. The court has consolidated all of the cases under the caption In Re Plains All American Inc. Shareholders Litigation, and has designated the complaint filed in Susser v. Plains All American Inc. as the complaint in the consolidated action. A motion to dismiss was filed on behalf of the defendants on August 11, 2000.

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

     Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court of the Southern District of Texas entitled Fernandes v. Plains All American Inc., et al, naming Plains All American Inc., its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation, described above. A motion to dismiss was filed on behalf of the defendants on August 14, 2000.

     We intend to vigorously defend the claims made in the Texas derivative litigation. We believe that Delaware court approval of the settlement of the Delaware derivative litigation will effectively preclude prosecution of the Texas derivative litigation. However, there can be no assurance that we will be successful in our defense or that this lawsuit will not have a material adverse effect on our financial condition, results of operation, or cash flows.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a Delaware limited partnership that was formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of the midstream subsidiaries of Plains Resources. Our operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Marketing Canada, L.P. We are engaged in interstate and intrastate transportation marketing, and terminalling of crude oil. Our operations are conducted primarily in Texas, California, Oklahoma, Louisiana, the Gulf of Mexico and the Canadian Provinces of Alberta and Saskatchewan.

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

Recent Events

     Strategic Transaction Involving General Partner. On June 8, 2001, Plains All American Inc., our former general partner and a wholly owned subsidiary of Plains Resources Inc., sold a portion of its ownership in our partnership to an investor group including, among others, affiliates of Kayne Anderson Capital Advisors, EnCap Investments, Strome Investment Management, James C. Flores and our current management for aggregate consideration of approximately $155.2 million.

     In connection with this transaction, a new entity jointly owned by the investor group and Plains Resources Inc. became our general partner and assumed all of the general partner's rights and obligations under our partnership agreement. The investor group purchased approximately 5.2 million subordinated units from an affiliate of Plains Resources Inc. As a result of this transaction and our recent equity offering, Plains Resources' effective ownership in us has been reduced to approximately 33% from approximately 54%. Plains Resources has agreed to make available for sale to our management group an additional 2% of the general partner interest on substantially the same terms as the other investors.

     Murphy Oil Company Ltd. Midstream Operations. In May 2001, we closed the acquisition of substantially all of the crude oil pipeline, gathering, storage and terminalling assets of Murphy Oil Company Ltd. for approximately $161 million in cash (the "Murphy Acquisition"), including financing and transaction costs. The purchase included $7.2 million for excess inventory in the pipeline systems. The principal assets acquired include approximately 450 miles of crude oil and condensate transmission mainlines and associated gathering and lateral lines, approximately 1.1 million barrels of crude oil storage and terminalling capacity located primarily in Kerrobert, Saskatchewan, approximately 200,000 barrels of linefill, an inactive 108-mile mainline system and 121 trailers used primarily for crude oil transportation. We have reactivated the 108-mile mainline system and began shipping volumes in May of 2001.

     Murphy has agreed to continue to transport production from fields currently delivering crude oil to these pipeline systems, under a new long-term contract. The current volume is approximately 11,000 barrels per day. The pipeline systems transport approximately 200,000 barrels per day of light, medium and heavy crudes, as well as condensate.

     CANPET Energy Group Inc. In July 2001, we acquired the assets of CANPET Energy Group Inc. ("CANPET") a Calgary based Canadian crude oil and liquefied petroleum gas marketing company, for approximately $42.0 million plus excess inventory at the closing date of approximately $25 million. Approximately $24.0 million of the purchase price, plus the excess inventory, was paid in cash at closing and the remainder which is subject to certain performance standards will be paid in common units in April, 2004, if such standards are met. CANPET activities include gathering approximately 75,000 barrels per day of crude oil and marketing approximately 26,000 barrels per day of natural gas liquids. Tangible assets include a crude oil handling facility, a 130,000-barrel tank facility and working capital of approximately $8.6 million. Financing for the acquisition was provided through borrowings under our bank credit facility.

Results of Operations

Three Months Ended June 30, 2001 and 2000

     For the three months ended June 30, 2001, we reported net income of $7.1 million on total revenue of $1.6 billion compared to net income for the same period in 2000 of $6.1 million on total revenues of $1.5 billion. The results for the three months ended June 30, 2001 and 2000 include the following unusual items:

     2001
     . a $6.0 million charge associated with the vesting of phantom partnership units as a result of the sale by our former general partner of a portion of its general partner interest. $5.6 million of the charge was noncash and was satisfied by units owned by our former general partner. This portion of the charge had no impact on equity or the number of outstanding units as it was offset by a deemed capital contribution by our former general partner and the units were satisfied by units owned by our former general partner.

     2000
     . an extraordinary loss of $11.0 million related to the refinancing of our credit agreements, and
     . $2.9 million of previously deferred gains on interest rate swap terminations recognized due to the early extinguishment of debt.

     Excluding these unusual items, we would have reported net income of $13.1 million and $14.2 million for the three months ended June 30, 2001 and 2000, respectively.

     The following table sets forth our operating results for the periods indicated and includes the impact of these unusual items discussed above (in thousands) (unaudited):

                                                             THREE MONTHS ENDED
                                                                  JUNE 30,
                                                           ---------------------
                                                           2001             2000
                                                           ----             ----
OPERATING RESULTS:
 Revenues                                             $ 1,586,617      $ 1,481,834
                                                      ===========      ===========
 Gross margin:
  Pipeline                                            $    18,699      $    12,759
  Gathering and marketing
    and terminalling and storage                           17,688           20,015
                                                      -----------      -----------
    Total                                                  36,387           32,774
 General and administrative expense                       (15,041)          (7,949)
                                                      -----------      -----------
 Gross profit                                         $    21,346      $    24,825
                                                      ===========      ===========
 Net income                                           $     7,067      $     6,061
                                                      ===========      ===========
AVERAGE DAILY VOLUMES (BARRELS):
 Pipeline Activities:
  All American
    Tariff activities                                          68               74
    Margin activities                                          56               57
  Canada                                                      210                -
  Other                                                       152              118
                                                      -----------      -----------
  Total                                                       486              249
                                                      ===========      ===========
 Lease gathering                                              322              237
 Bulk purchases                                                17               26
                                                      -----------      -----------
  Total                                                       339              263
                                                      ===========      ===========
 Terminal throughput                                          151               61
                                                      ===========      ===========
Storage leased to third parties,
 monthly average volumes                                    2,427            1,953
                                                      ===========      ===========


     Revenues. Revenues increased to $1.59 billion for the second quarter of 2001 compared to the 2000 second quarter amount of $1.48 billion. The increase is primarily attributable to the Murphy Acquisition. The impact on revenues from the increase in volumes from the Murphy Acquisition, as well as the increase in our domestic lease volumes, were offset by lower crude oil prices.

     Cost of Sales and Operations. Cost of sales and operations increased to $1.55 billion in the second quarter of 2001 compared to $1.45 billion in the same quarter of 2000, primarily due to the reasons discussed above under "Revenues".

     General and Administrative. General and administrative expenses were $15.0 million for the quarter ended June 30, 2001, compared to $7.9 million for the second quarter in 2000. The increase in 2001 is predominantly due to a $5.6 million noncash charge and $0.4 million cash charge related to the vesting of phantom partnership units, as well as expenses incurred as a result of the Murphy Acquisition.

     Depreciation and Amortization. Depreciation and amortization expense was $6.5 million for the quarter ended June 30, 2001, compared to $4.7 million for the second quarter of 2000. The majority of this increase is due to the Murphy Acquisition.

     Interest expense. Interest expense was $8.1 million for the quarter ended June 30, 2001, compared to $6.2 million for the 2000 quarter. The increase is primarily due to the increase in debt levels in the second quarter as a result of the net effect of the Murphy Acquisition and the proceeds from the issuance of common units as well as lower interest rates. Interest expense was approximately $6.6 million in the first quarter of 2001.

     Early extinguishment of debt. During the quarter ended June 30, 2000, we recognized an extraordinary loss, consisting primarily of unamortized debt issue costs totaling $11.0 related to the refinancing or our credit facilities. In addition, interest and other income for the second quarter 2000 includes $2.9 million of previously deferred gains from terminated interest rate swaps as a result of the debt extinguishment.

     Segment Results

     Pipeline Operations. Gross margin from pipeline operations increased 47% to $18.7 million for the quarter ended June 30, 2001 from $12.8 million for the prior year quarter. Increased margins from the Murphy Acquisition, a 10% increase in the tariff rate on the All American Pipeline, as well as increased volumes on the Scurlock and West Texas gathering systems were all contributing factors in the increase. These increases were partially offset by increased fuel and power expenses.

     Average daily volumes on our pipelines during the second quarter of this year were 486,000 barrels per day compared to 249,000 barrels per day last year. The 237,000 barrel per day increase includes increases of 210,000 barrels per day due to the Murphy Acquisition and 27,000 barrels per day on our existing pipeline systems. Tariff transport volumes on the All American Pipeline decreased from an average of 74,000 barrels per day for the quarter ended June 30, 2000 to 68,000 barrels per day in the comparable quarter of 2001, due to a decrease in shipments of offshore California production.

     Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $17.7 million for the quarter ended June 30, 2001 compared to $20.0 million in the prior year quarter. This decrease is due to tightened margins as a result of a contango market as well as increased operating costs related to higher fuel and power costs. Incremental margins from the Murphy Acquisition partially offset the decreases discussed above.

     Total gathering volumes increased from an average of 263,000 barrels per day in the second quarter of 2000 to approximately 339,000 barrels per day in the current year period. Approximately half of this increase is due to the Murphy Acquisition with the remainder coming from an acquisition of certain facilities from Placid Oil Company in December 2000, as well as increases from our existing domestic business units. Terminal throughput averaged approximately 151,000 barrels per day and 61,000 barrels per day in the first quarter of 2001 and 2000, respectively, primarily due to throughput arrangements with refiners and the existence of a contango market.

Six Months Ended June 30, 2001 and 2000

     For the six months ended June 30, 2001, we reported net income of $20.1 million on total revenue of $3.1 billion, compared to a net income for the same period in 2000 of $66.2 million on total revenues of $3.5 billion. The results for the six months ended June 30, 2001 and 2000 include the following unusual items:

     2001
     . a $6.1 million charge associated with the vesting of phantom partnership units primarily as a result of the sale by our former general partner of a portion of its general partner interest. $5.7 million of the charge was noncash and was satisfied by units owned by our former general partner. This portion of the charge had no impact on equity or the number of outstanding units as it was offset by a deemed capital contribution by our former general partner and the units were satisfied by units owned by our former general partner, and

     . $0.5 million cumulative effect gain as a result of the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

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

     Excluding these unusual items, we would have reported net income of $25.7 million and $28.1 million for the six months ended June 30, 2001 and 2000, respectively.

     The following table sets forth our operating results for the periods indicated and includes the impact of the unusual items discussed above (in thousands) (unaudited):

                                                         SIX MONTHS ENDED
                                                             JUNE 30,
                                                       2001           2000
                                                      ---------------------
OPERATING RESULTS:
 Revenues                                         $ 3,106,741      $ 3,484,341
                                                  ===========      ===========
 Gross margin:
  Pipeline                                        $    32,591      $    25,914
  Gathering and marketing
    and terminalling and storage                       36,526           43,412
                                                  -----------      -----------
    Total                                              69,117           69,326
 General and administrative expense                   (24,030)         (16,575)
                                                  -----------      -----------
 Gross profit                                     $    45,087      $    52,751
                                                  ===========      ===========
 Net income                                       $    20,082      $    66,216
                                                  ===========      ===========

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                         2001           2000
                                                         ----           ----
AVERAGE DAILY VOLUMES (BARRELS):
 Pipeline Activities:
  All American
    Tariff activities                                     69              73
    Margin activities                                     61              58
  Canada(1)                                              210               -
  Other                                                  157             116
                                                       -----           -----
  Total                                                  497             247
                                                       =====           =====
 Lease gathering                                         324             247
 Bulk purchases                                           19              28
                                                       -----           -----
  Total                                                  343             275
                                                       =====           =====
 Terminal throughput                                     143              55
                                                       =====           =====
Storage leased to third parties,
 monthly average volumes                               2,165           1,387
                                                       =====           =====
--------
(1) Represents average daily volumes from the effective date, April 1, 2001.

     Revenues. Revenues decreased to $3.11 billion from $3.48 billion in the first half of 2000. The decrease is primarily attributable to lower crude oil prices, offset somewhat by higher pipeline and gathering volumes, primarily attributable to the Murphy Acquisition.

     Cost of Sales and Operations. Cost of sales and operations decreased to $3.04 billion from $3.42 billion in the first half of 2000, primarily due to the reasons discussed above under "Revenues".

     General and Administrative. General and administrative expenses were $24.0 million for the six months ended June 30, 2001, compared to $16.6 million for the same period in 2000. The increase in 2001 is primarily due to a $6.1 million charge attributable to the vesting of phantom partnership units in the second quarter as a result of the sale by our former general partner of a portion of its general partner interest. $5.7 million of the charge was noncash and was satisfied by units owned by our former general partner. This portion of the charge had no impact on partner's capital or the number of outstanding units as it was offset by a deemed capital contribution by our former general partner.

     Depreciation and Amortization. Depreciation and amortization expense was $11.2 million for the six months ended June 30, 2001, compared to $14.8 million for the first half of 2000. The decrease is primarily due to the increased amortization of debt issue costs in the 2000 period associated with facilities put in place during the fourth quarter of 1999 as a result of the unauthorized trading losses and somewhat offset in the current year period by the depreciation attributable to the Murphy Acquisition.

     Interest expense. Interest expense was $14.7 million for the six months ended June 30, 2001, compared to $15.3 million for the same period in 2000. The decrease is due to a lower average debt balance as well as lower interest rates.

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

Segment Results

     Pipeline Operations. Gross margin from pipeline operations increased to $32.6 million for the six months ended June 30, 2001 compared to $25.9 million for the prior year period. Increased margins from the Murphy Acquisition, a 10% increase in the tariff rate on the All American Pipeline, as well as increased volumes on the Scurlock gathering systems were all contributing factors in the increase.

     Average daily volumes on our pipelines during the first half of this year were 497,000 barrels per day compared to 247,000 barrels per day last year. The 250,000 barrel per day increase includes increases of 210,000 barrels per day due to the Murphy Acquisition and 40,000 barrels per day on our existing pipeline systems. Tariff transport volumes on the All American Pipeline decreased from an average of 73,000 barrels per day for the six months ended June 30, 2000 to 69,000 barrels per day in the comparable period of 2001, primarily due to a decrease in shipments of offshore California production.

     Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $36.5 million for the six months ended June 30, 2001 compared to $43.4 million in the prior year period. This decrease is due to tightened margins as a result of a contango crude market as well as increased operating costs related to higher fuel and power costs. Incremental margins from the Murphy Acquisition partially offset the decreases discussed above.

     Total gathering volumes increased from an average of 275,000 barrels per day in the first half of 2000 to approximately 343,000 barrels per day in the current year period. Approximately half of this increase is due to the Murphy Acquisition with the remainder coming from an acquisition of certain facilities from Placid Oil Company in December 2000, as well as our existing domestic business units. Terminal throughput averaged approximately 143,000 barrels per day and 55,000 barrels per day in the first half of 2001 and 2000, respectively, primarily due to throughput arrangements with refiners and the existence of a contango market.

Liquidity and Capital Resources

Credit Agreements

     In May 2001, we entered into new amended and restated credit facilities that replaced our existing credit facilities. Our $500.0 million senior secured revolving credit facility was replaced by a $630.0 million senior secured revolving credit and term loan facility, which is secured by substantially all of our assets. The facility consists of a $500.0 million domestic revolving facility (with a $10.0 million letter of credit sublimit), a $30.0 million Canadian revolving facility (with a $5.0 million letter of credit sublimit) and a $100.0 million term loan. The facility matures, as to the aggregate $530.0 million domestic and Canadian revolver portions, in April, 2005 and, as to the $100.0 million term portion, in May, 2006. We also amended our $200 million senior secured letter of credit and borrowing facility. For a complete discussion of our credit facilities, see Note 7 to the Consolidated Financial Statements.

Liquidity

     Cash generated from operations and our credit facilities are our primary sources of liquidity. At June 30, 2001, we had working capital of approximately $28.6 million. On August 8, 2001, subsequent to the closing of the CANPET acquisition, PAA had approximately $439.8 million outstanding under its $630 million of credit facilities (excluding the letter of credit and borrowing facility). Accordingly, PAA can borrow up to an additional $190 million subject to covenants contained in the agreement.

     We believe that we have sufficient liquid assets, cash from operations and borrowing capacity under our credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.

     Cash Flows


                                             SIX MONTHS ENDED
                                                 JUNE 30,
                                           ------------------
(IN MILLIONS) (UNAUDITED)                  2001         2000
------------------------                   ----         ----
Cash provided by (used in):
 Operating activities                   $  (47.0)   $   (6.4)
 Investing activities                     (168.9)      218.3
 Financing activities                      213.5      (264.1)


Operating Activities. Net cash used in operating activities for the first half of 2001 resulted primarily from purchases of hedged inventory maintained in storage until delivery due to the existence of a contango market. All of this inventory was hedged for delivery in the third quarter.

     Investing Activities. Net cash used for investing activities for the first half of 2001 included approximately $161 million for the Murphy Acquisition.

     Financing activities. Cash provided by financing activities for the first half of 2001 resulted from our credit facilities that were used to finance the Murphy Acquisition and the issuance of additional units which raised approximately $100.7 million of equity capital. Proceeds from the equity offering were used to repay indebtedness under the credit facilities.

     Contingencies

     Following our announcement in November 1999 of our losses resulting from unauthorized trading by a former employee, numerous class action lawsuits were filed in the United States District Court of the Southern District of Texas against us, certain of our general partner's officers and directors and in some of these cases, our general partner and Plains Resources Inc. alleging violations of the federal securities laws. In addition, derivative lawsuits were filed in the Delaware Chancery Court and the United States District Court of the Southern District of Texas against our general partner, its directors and certain of its officers alleging the defendants breached the fiduciary duties owed to us and our unitholders by failing to monitor properly the activities of our traders. The class actions and the Delaware derivative suits have been settled, subject to court approval. See Part II, Item 1 - "Legal Proceedings".

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

Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, this Standard also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are:
1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position, results of operations, or cash flows.

     We will account for all future business combinations, including the CANPET acquisition, under SFAS 141. Effective January 1, 2002, we will adopt SFAS 142, as required. At that time, amortization will cease on the unamortized portion of the goodwill arising from the Scurlock acquisition.

     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective
January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position, results of operations, or cash flows.

Forward-Looking Statements and Associated Risks

     All statements, other than statements of historical fact, included in this report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate," "believe," "estimate," "expect,"
"plan," "intend" and "forecast" and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. These statements reflect our current views and those of our general partner with respect to future events, based on what we believe are reasonable assumptions. These statements, however, are subject to certain risks, uncertainties and assumptions, including, but not limited to:

     . the availability of adequate supplies of and demand for crude oil in the areas in which we operate;
     . the impact of crude oil price fluctuations; successful third-party drilling efforts and completion of announced oil-sands project ;
     . the effects of competition;
     . the success of our risk management activities;
     . the availability of favorable acquisition or combination opportunities;
       our ability to receive credit on satisfactory terms
     . unanticipated shortages or cost increases of power supplies, materials or labor
     . weather interference with business operations or project construction
     . successful integration and future performance of recently acquired assets;
     . the impact of current and future laws and governmental regulations;
     . environmental liabilities not covered by indemnity or insurance; and . general economic, market or business conditions.

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

     On January 1, 2001, we adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. As of June 30, 2001, our transactions consisted of only cash flow and foreign currency hedges (which are defined as fair value hedges) and the remaining discussion will relate exclusively to these types of derivative instruments. If the derivative qualifies for cash flow hedge accounting, the gain or loss on the derivative is deferred in accumulated Other Comprehensive Income ("OCI"), a component of Partners' Capital, to the extent the hedge is effective. Fair value hedge gains or losses are taken directly to earnings in the current period.

     We utilize various derivative instruments, for purposes other than trading, to hedge our exposure to price fluctuations on crude in storage and expected purchases, sales and transportation of crude oil. The derivative instruments consist primarily of futures and option contracts traded on the New York Mercantile Exchange. We also utilize interest rate collars to manage the interest rate exposure on our long-term debt and foreign currency hedges to manage exchange rate exposure.

     At June 30, 2001, a $5.8 million unrealized loss was recorded to OCI together with related assets and liabilities of $6.9 million and $12.9 million, respectively. Earnings included a noncash gain of $0.2 million related to the ineffective portion of our cash flow hedges as well as the gain/loss on our fair value hedges, (included in revenues in the income statement). Our hedge-related assets and liabilities are included in other current assets and other current liabilities in the balance sheet.

     As of June 30, 2001, the total amount of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period. At June 30, 2001 we had the following open crude oil hedge positions:


                                    2001                    2002
                             ------------------     -------------------
                             3rd Qtr    4th Qtr     1st Qtr     2nd Qtr
                             -------    -------     -------     -------
Volume (bbls)
 Short positions            812,000           -           -          -
 Long positions                   -     762,000     132,000    250,000
Average price ($/bbl)        $25.13      $26.84      $27.28     $25.56



At June 30, 2001, we had an interest rate collar arrangement to protect interest rate fluctuations on a portion of our outstanding debt for an aggregate notional principal amount of $125.0 million. This instrument is based on LIBOR rates and provides for a floor of 6.1% and a ceiling of 8.0% with an expiration date of August 2002.

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

                          PART II. OTHER INFORMATION

Items 1. LEGAL PROCEEDINGS

     Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, L.P., et al. The suit alleged that Plains All American and certain of the officers and directors of Plains All American Inc. (our general partner at the time) violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases were filed in the Southern District of Texas, some of which name Plains All American Inc. and Plains Resources as additional defendants. All of the federal securities claims have been consolidated into two actions. The first consolidated action is that filed by purchasers of Plains Resources' common stock and options, and is captioned Koplovitz v. Plains Resources Inc., et al. The second consolidated action is that filed by purchasers of our common units, and is captioned Di Giacomo v. Plains All American Pipeline, L.P., et al. Plaintiffs alleged that the defendants were liable for securities fraud violations under Rule 10b-5 and
Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

     We and Plains Resources reached an agreement with representatives for the plaintiffs for the settlement of all of the class actions, and in January 2001, we deposited approximately $30.0 million under the terms of the settlement agreement. The total cost of the settlement to us and Plains Resources, including interest and expenses and after insurance reimbursements, was $14.9 million. Of that amount, $1.0 million was allocated to Plains Resources by agreement between special independent committees of the board of directors of Plains All American Inc. and the board of directors of Plains Resources. The settlement is subject to final approval by the court. The settlement agreement does not affect the Texas Derivative Litigation and Delaware Derivative Litigation described below.

     Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named Plains All American Inc., its directors and certain of its officers as defendants, and allege that the defendants breached the fiduciary duties that they owed to Plains All American Pipeline, L.P. and its unitholders by failing to monitor properly the activities of its employees. The court has consolidated all of the cases under the caption In Re Plains All American Inc. Shareholders Litigation, and has designated the complaint filed in Susser v. Plains All American Inc. as the complaint in the consolidated action. A motion to dismiss was filed on behalf of the defendants on August 11, 2000.

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

     Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court of the Southern District of Texas entitled Fernandes v. Plains All American Inc., et al, naming Plains All American Inc., its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation, described above. A motion to dismiss was filed on behalf of the defendants on August 14, 2000.

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

Items 2, 3, 4 & 5 are not applicable and have been omitted.

Item 6 - Exhibits and Reports on Form 8-K

                   A. Exhibits

  * 3.1       -    Amendment 3 to the Second Amended and Restated Agreement of Limited Partnership of Plains All
                   American Pipeline, L.P. dated as of April 27, 2001.

    3.2       -    Amendment 4 to the Second Amended and Restated Agreement of Limited Partnership of Plains All
                   American Pipeline, L.P. dated as of June 27, 2001.

  * 3.3       -    Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P. dated as of April 27, 2001.

  * 3.4       -    Amendment No. 1 to the Amended and Restated Agreement of Limited Partnership of All American Pipeline, L.P. dated as of April 27, 2001.

    3.5       -    Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P. dated as of June 27, 2001 (incorporated by reference to Exhibit 3.2 to Form 8-K filed July 10, 2001).

    3.6       -    Amendment No. 2 to the Amended and Restated Agreement of Limited Partnership of All American Pipeline, L.P. dated as of June 27, 2001 (incorporated by reference to Exhibit 3.3 to Form 8-K filed July 10, 2001).

    3.7       -   Amended and Restated Limited Partnership Agreement of Plains AAP, L.P., dated as of June 8, 2001. (incorporated by reference to Exhibit 3.1 to Form 8-K filed June 11, 2001).

    3.8       -   Amended and Restated Limited Liability Company Agreement of Plains All American GP, LLC dated as of June 8, 2001
                  (incorporated by reference to Exhibit 3.2 to Form 8-K filed June 11, 2001).

    4.1       -   Registration Rights Agreement, dated as of June 8, 2001, among Plains All American Pipeline, L.P., Sable Holdings,
                  L.P., E-Holdings III, L.P., KAFU Holdings, LP, PAA Management, L.P., Mark E. Strome, Strome Hedgecap Fund, L.P.,
                  John T. Raymond and Plains All American Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed June 11,
                  2001).

   10.1       -   Contribution, Assignment and Amendment Agreement, dated as of June 27, 2001, among Plains All American Pipeline,
                  L.P., Plains Marketing, L.P., All American Pipeline, L.P., Plains AAP, L.P. Plains All American GP LLC and Plains
                  Marketing GP Inc.

   10.2       -   Contribution, Assignment and Amendment Agreement, dated as of June 8, 2001 among Plains All American Inc., Plains
                  AAP, L.P. and Plains All American GP LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 11,
                  2001).

   10.3       -   Separation Agreement, dated as of June 8, 2001 among Plains Resources Inc., Plains All American Inc., Plains All
                  American GP LLC, Plains AAP, L.P. and Plains All American Pipeline, L.P. (incorporated by reference to Exhibit
                  10.2 to Form 8-K filed June 11, 2001).

   10.4       -   Pension and Employee Benefits Assumption and Transition Agreement, dated as of June 8, 2001 among Plains Resources
                  Inc., Plains All American Inc. and Plains All American GP LLC (incorporated by reference to Exhibit 10.3 to
                  Form 8-K filed June 11, 2001).

 * 10.6       -   First Amendment to Amended and Restated Credit Agreement (Letter of Credit and Hedged Inventory Facility) dated as of May 25, 2001 among Plains Marketing, L.P., All American Pipeline, L.P. and Plains All American Pipeline, L.P.
                  and Fleet National Bank and certain other lenders.

 * 10.7       -   Second Amendment to Amended and Restated Credit Agreement (Letter of Credit and Hedged Inventory Facility) dated as of June 26, 2001 among Plains Marketing, L.P., All American Pipeline, L.P. and Plains All American Pipeline,
                  L.P. and Fleet National Bank and certain other lenders.

 * 10.8       -   First Amendment to Amended and Restated Credit Agreement (Revolving Credit Facility) dated as of May 25, 2001 among Plains Marketing, L.P., All American Pipeline, L.P. and Plains All American Pipeline, L.P., and




                  Fleet National Bank, The Toronto-Dominion Bank, PMC (Nova Scotia) Company, Plains Marketing Canada, L.P. and
                  certain other lenders.

 * 10.9       -   Second Amendment to Amended and Restated Credit Agreement (Revolving Credit Facility) dated as of June 26, 2001 among Plains Marketing, L.P., All American Pipeline, L.P. and Plains All American Pipeline, L.P., and Fleet
                  National Bank, The Toronto-Dominion Bank, PMC (Nova Scotia) Company, Plains Marketing Canada, L.P. and certain other lenders.

--------------
*  Filed herewith



      B.  Reports on Form 8-K

     A Current Report on Form 8-K was filed on July 10, 2001, in connection with amendments to the Partnership's and the operating limited partnerships' partnership agreements related to the restructuring of the general partner ownership of the Partnership's principal operating subsidiary partnerships.

     A Current Report on Form 8-K was filed on July 2, 2001, in connection with the deferral of the private placement of Senior Notes.

     A Current Report on Form 8-K was filed on June 27, 2001, in connection with the restructuring of the general partner ownership of the Partnership's principal operating subsidiary partnerships.

     A Current Report on Form 8-K was filed on June 25, 2001, in connection with the acquisition of properties for Murphy Oil Company, Ltd.

     A Current Report on Form 8-K was filed on June 11, 2001, in connection with the restructuring of the ownership of our general partner.

     A Current Report on Form 8-K was filed on May 25, 2001, in connection with a proposed private placement of Senior Notes.


                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                        PLAINS ALL AMERICAN PIPELINE, L.P.

                                        By:  PLAINS ALL AMERICAN GP LLC
                                             Its General Partner



Date:   August 14, 2001                 By: /s/PHILLIP D. KRAMER
                                           -------------------------------
                                           Phillip D. Kramer, Executive Vice
                                           President and Chief Financial Officer