Form 10-Q
period 2001-09-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2001-11-14
CIK 1070423

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


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

                          333 CLAY STREET, SUITE 2900
                              HOUSTON, TEXAS 77002
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)
                                   (ZIP CODE)

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

At November 14, 2001, there were outstanding 31,915,939 Common Units, 1,307,190 Class B Common Units and 10,029,619 Subordinated Units.


================================================================================

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                               TABLE OF CONTENTS


                                                                      PAGE
                                                                      ----
PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets:
  September 30, 2001 and December 31, 2000..........................    3
Consolidated Statements of Operations:
  For the three and nine months ended September 30, 2001 and 2000... 4 Consolidated Statements of Cash Flows:
  For the nine months ended September 30, 2001 and 2000.............    5
Consolidated Statement of Partners' Capital:
  For the nine months ended September 30, 2001......................    6

Notes to Consolidated Financial Statements..........................    7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS...............................   16

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
  MARKET RISKS......................................................   24

PART II. OTHER INFORMATION..........................................   26

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT UNIT DATA)

                                                                       September 30,       December 31,
                                                                            2001               2000
                                                                      ---------------    ---------------
                                                                        (unaudited)
                                               ASSETS
CURRENT ASSETS
Cash and cash equivalents                                              $       3,864      $       3,426
Accounts receivable and other current assets                                 543,464            347,698
Inventory                                                                     85,980             46,780
                                                                      ---------------    ---------------
Total current assets                                                         633,308            397,904
                                                                      ---------------    ---------------
PROPERTY AND EQUIPMENT                                                       632,164            467,619
Less allowance for depreciation and amortization                             (42,256)           (26,974)
                                                                      ---------------    ---------------
                                                                             589,908            440,645
                                                                      ---------------    ---------------
OTHER ASSETS
Pipeline linefill                                                             44,674             34,312
Other, net                                                                    31,203             12,940
                                                                      ---------------    ---------------
                                                                       $   1,299,093      $     885,801
                                                                      ===============    ===============
                          LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES

Accounts payable and other current liabilities                         $     493,613      $     328,542
Due to affiliates                                                             17,272             20,951
Short-term debt and current portion of long-term debt                         60,400              1,300
                                                                      ---------------    ---------------
Total current liabilities                                                    571,285            350,793

LONG-TERM LIABILITIES

Bank debt                                                                    434,540            320,000
Other long-term liabilities and deferred credits                               1,017              1,009
                                                                      ---------------    ---------------
Total liabilities                                                          1,006,842            671,802
                                                                      ---------------    ---------------
COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS' CAPITAL

Common unitholders (27,015,939 and 23,049,239 units outstanding
at September 30, 2001 and December 31, 2000 respectively)                   296,294             217,073
Class B common unitholders (1,307,190 units outstanding)                     20,002              21,042
Subordinated unitholders (10,029,619 units outstanding)                     (35,296)            (27,316)
General partner                                                               11,251              3,200
                                                                      ---------------    ---------------
Total partners' capital                                                      292,251            213,999
                                                                      ---------------    ---------------
                                                                       $   1,299,093      $     885,801
                                                                      ===============    ===============


                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER UNIT DATA)
                                  (UNAUDITED)

                                                          THREE MONTHS ENDED               NINE MONTHS ENDED
                                                              SEPTEMBER 30,                   SEPTEMBER 30,
                                                      ---------------------------     ---------------------------
                                                          2001           2000             2001           2000
                                                      -----------     -----------     -----------     -----------
REVENUES                                              $ 2,191,310     $ 1,555,863     $ 5,298,051     $ 5,040,204

COST OF SALES AND OPERATIONS                            2,151,666       1,523,303       5,189,288       4,938,318
UNAUTHORIZED TRADING LOSSES
AND RELATED EXPENSES                                            -           6,600               -           6,600
                                                      -----------     -----------     -----------     -----------
Gross Margin                                               39,644          25,960         108,763          95,286

EXPENSES

General and administrative                                 10,297           9,911          34,327          26,486
Depreciation and amortization                               6,402           5,349          17,575          20,148
                                                      -----------     -----------     -----------     -----------
Total expenses                                             16,699          15,260          51,902          46,634
                                                      -----------     -----------     -----------     -----------
OPERATING INCOME                                           22,945          10,700          56,861          48,652

Interest expense                                           (7,775)         (6,478)        (22,482)        (18,518)
Related party interest expense                                  -               -               -          (3,268)
Gain on sale of assets                                          -               -               -          48,188
Interest and other income (expense)                            (9)            294             356          10,825
                                                      -----------     -----------     -----------     -----------

Income before extraordinary item and cumulative
  effect of accounting change                              15,161           4,516          34,735          85,879
Extraordinary item                                              -               -               -         (15,147)
Cumulative effect of accounting change (Note 3)                 -               -             508               -

NET INCOME                                            $    15,161     $     4,516     $    35,243     $    70,732
                                                      ===========     ===========     ===========     ===========
NET INCOME - LIMITED PARTNERS                         $    14,536     $     4,359     $    34,019     $    69,185
                                                      ===========     ===========     ===========     ===========
NET INCOME - GENERAL PARTNER                          $       625     $       157     $     1,224     $     1,547
                                                      ===========     ===========     ===========     ===========
BASIC AND DILUTED NET INCOME
 PER LIMITED PARTNER UNIT
 Income before extraordinary item and
  cumulative effect of accounting change              $      0.38     $      0.13     $      0.93     $      2.45
 Extraordinary item                                             -               -               -           (0.44)
 Cumulative effect of accounting change                         -               -            0.01               -
                                                      -----------     -----------     -----------     -----------
 Net income                                           $      0.38     $      0.13     $      0.94     $      2.01
                                                      ===========     ===========     ===========     ===========
WEIGHTED AVERAGE UNITS
 OUTSTANDING                                               38,353          34,386          36,156          34,386
                                                      ===========     ===========     ===========     ===========



                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                          Nine Months Ended
                                                                             September 30,
                                                                      --------------------------
                                                                          2001         2000
                                                                       -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                            $    35,243    $    70,732
Items not affecting cash flows
  from operating activities:
    Depreciation and amortization                                          17,575         20,148
    Gain on the sale of assets                                                  -        (48,188)
    Cumulative effect of accounting change                                   (508)             -
    Change in derivative fair value                                          (712)             -
    Other noncash items                                                     5,583          6,843
Change in assets and liabilities, net of assets acquired and liabilities assumed:
    Accounts receivable and other current assets                         (189,394)        95,284
    Inventory                                                              (8,037)        12,539
    Pipeline linefill                                                           -        (13,397)
    Due to affiliates                                                      (3,679)             -
    Accounts payable and other current liabilities                        149,408       (143,451)
    Other long-term liabilities and deferred credits                            -         (8,000)
                                                                      -----------    -----------
Net cash provided by (used in) operating activities                         5,479         (7,490)
                                                                      -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES

Cash paid in connection with acquisitions (Note 5)                       (209,264)             -
Additions to property and equipment and other assets                      (13,804)        (7,487)
Proceeds from sales of assets                                               1,808        223,859
                                                                      -----------    -----------
Net cash provided by (used in) investing activities                      (221,260)       216,372
                                                                      -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

Advances (to) from affiliates                                                   -        (18,790)
Proceeds from long-term debt                                            1,655,475        794,800
Proceeds from short-term debt                                             258,655         47,750
Payment of subordinated debt - general partner                                  -       (114,000)
Principal payments of long-term debt                                   (1,537,935)      (812,900)
Principal payments of short-term debt                                    (202,555)      (106,469)
Costs incurred in connection with financing arrangements                  (10,649)        (6,500)
Proceeds from issuance of units                                           106,209              -
Distributions to unitholders                                              (52,981)       (43,269)
                                                                      -----------    -----------
Net cash provided by (used in) financing activities                       216,219       (259,378)
                                                                      -----------    -----------
Net increase (decrease) in cash and cash equivalents                          438        (50,496)
Cash and cash equivalents, beginning of period                              3,426         53,768
                                                                      -----------    -----------
Cash and cash equivalents, end of period                              $     3,864    $     3,272
                                                                      ===========    ===========


                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                  CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL
                                (IN THOUSANDS)
                                  (UNAUDITED)

                                                                                                                        TOTAL
                                                              CLASS B                                      GENERAL     PARTNERS'
                                     COMMON UNITS           COMMON UNITS         SUBORDINATED UNITS        PARTNER      CAPITAL
                               ---------------------    --------------------    ---------------------     ---------   ----------
                                 UNITS       AMOUNT       UNITS      AMOUNT       UNITS       AMOUNT        AMOUNT      AMOUNT
                               ---------    --------    ---------   --------    ---------    --------     ---------   ----------
Balance at December 31, 2000      23,049    $217,073        1,307   $ 21,042       10,030    $(27,316)   $   3,200   $  213,999

Issuance of units                  3,967      98,606            -          -            -           -        2,879      101,485

Noncash compensation expense           -           -            -          -            -           -        5,741        5,741

Distributions                          -     (35,116)           -     (1,879)           -     (14,418)      (1,568)     (52,981)

Other comprehensive income             -      (7,668)           -       (385)           -      (2,958)        (225)     (11,236)

Net income                             -      23,399            -      1,224            -       9,396        1,224       35,243
                               ---------    --------    ---------   --------    ---------    --------     ---------   ---------
Balance at September 30, 2001     27,016    $296,294        1,307   $ 20,002       10,030    $(35,296)    $ 11,251    $ 292,251
                               =========    ========    =========   ========    =========    ========     =========   =========

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

  The accompanying financial statements and related notes present our consolidated financial position as of September 30, 2001 and December 31, 2000; the results of our operations for the three and nine months ended September 30, 2001 and 2000; cash flows for the nine months ended September 30, 2001 and 2000; and changes in partners' capital for the nine months ended September 30, 2001. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). All adjustments, consisting only of normal recurring adjustments that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications have been made to prior period amounts to conform with current period presentation. The results of operations for the three and nine months ended September 30, 2001 should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2000 Annual Report on Form 10-K.

NOTE 2 -- EQUITY OFFERINGS

  On October 31, 2001, we completed a public offering of 4,500,000 common units. Net cash proceeds from the offering, including our general partner's proportionate contribution, were approximately $116 million. On November 13, 2001, the underwriters in the offering exercised their overallotment option and purchased an additional 400,000 units for net cash proceeds of approximately $10.8 million. This offering is in addition to the 3,966,700 units issued in May and June, 2001 which resulted in net proceeds of $100.7 million, including our general partner's proportionate contribution. Proceeds from both offerings were used to repay borrowings under our revolving credit facility, a portion of which was used to finance our Canadian acquisitions (see Note 5).

NOTE 3 -- DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

  On January 1, 2001, we adopted Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. With respect to fair value hedges, gains or losses for both the hedge and the hedged item are taken directly to earnings in the current period. Thus, earnings are impacted by the net change between the hedge and the underlying hedged transaction. With respect to cash flow hedges, gains or losses are deferred in accumulated Other Comprehensive Income ("OCI"), a component of Partners' Capital, to the extent the hedge is effective (discussed further below). Foreign currency hedges may be treated as either fair value hedges or cash flow hedges, depending on the specific characteristics of the hedge. As of September 30, 2001 our hedges consisted only of cash flow hedges or foreign currency hedges treated as cash flow hedges, and the remaining discussion relates exclusively to these types of hedges.

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

  Gains and losses on hedging instruments related to OCI and adjustments to carrying amounts on hedged volumes are included in revenues in the period that the related volumes are delivered. Gains and losses of hedging instruments that represent hedge ineffectiveness are included in earnings in the period in which they occur.

  We utilize various derivative instruments, for purposes other than trading, to hedge our exposure to price fluctuations on crude oil in storage and expected purchases, sales and transportation of crude oil. The derivative instruments consist primarily of futures and option contracts traded on the New York Mercantile Exchange. We also utilize interest rate collars and interest rate swaps to manage the interest rate exposure on our long-term debt and foreign currency hedges to manage exchange rate exposure.

  On January 1, 2001, in accordance with the transition provisions of SFAS 133, we recorded a loss of $8.3 million in OCI, representing the cumulative effect of an accounting change to recognize, at fair value, all cash flow derivatives. We also recorded a noncash gain of $0.5 million in earnings as a cumulative effect adjustment.

  At September 30, 2001, an $11.1 million unrealized loss was recorded to OCI together with related assets and liabilities of $7.3 million and $17.7 million, respectively. Earnings included a noncash gain of $0.8 million related to the ineffective portion of our cash flow hedges, as well as certain derivative contracts that did not qualify as hedges relating to our Canadian businesses due to a low correlation between the futures contract and hedged item. Our hedge-related assets and liabilities are included in other current assets and other current liabilities in the balance sheet.

  As of September 30, 2001, the total amount of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period. The following table sets forth our open crude oil hedge positions at September 30, 2001. These are futures hedges and thus have offsetting physical exposures to the extent they are effective.

                                 2001                    2002
                               ---------   ---------------------------------
                                4th Qtr     1st Qtr     2nd Qtr     3rd Qtr
                               ---------   ---------   ---------   ---------
       Volume (bbls)
         Short positions       1,302,000        -           -           -
         Long positions             -      2,760,000     213,000        -
       Average price ($/bbl)      $26.94      $27.37      $28.46        -


  At September 30, 2001, we had arrangements to protect interest rate fluctuations on a portion of our outstanding debt for an aggregate notional amount of $275.0 million. These instruments are based on LIBOR rates. Approximately $125 million notional amount is comprised of an interest rate collar that provides for a floor of 6.1% and a ceiling of 8.0% with an expiration date of August 2002. The remaining $150 million notional amount consists of interest rate swaps with an average LIBOR rate of approximately 3.8%. These swaps expire with respect to $100 million in September, 2003, and the remainder in March, 2004.

  During the third quarter of 2001, gains of $4.5 million were relieved from OCI and the fair value of open positions decreased $0.7 million. Additionally, certain derivative positions were terminated prior to maturity. As such, a $11.1 million loss related to all positions (open and closed hedges) was recorded in OCI at September 30, 2001.

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

NOTE 4 - COMPREHENSIVE INCOME

  Comprehensive income includes net income and certain items recorded directly to Partners' Capital and classified as OCI. Following the adoption of SFAS 133, we recorded a charge to OCI of $8.3 million related to the change in fair value of certain derivative financial instruments that qualified for cash flow hedge accounting. The following table reflects comprehensive income for the nine months ended September 30, 2001 (in thousands):

   Total Comprehensive Income at January 1, 2001                $      -

     Cumulative effect of change in accounting principle            (8,337)
     Reclassification adjustment for settled contracts               2,315
     Changes in fair value of open hedging positions                (5,056)
     Currency translation adjustment                                  (158)
                                                                ----------

   Other Comprehensive Income at September 30, 2001                (11,236)

     Net income for the nine months ended September 30, 2001        35,243
                                                                ----------

   Total Comprehensive Income at September 30, 2001             $   24,007
                                                                ==========

NOTE 5 -- ACQUISITIONS

 Murphy Oil Company Ltd. Midstream Operations

  In May 2001, we closed the acquisition of substantially all of the Canadian crude oil pipeline, gathering, storage and terminalling assets of Murphy Oil Company Ltd. for approximately $161 million in cash ("the Murphy Acquisition"), including financing and transaction costs. Financing for the acquisition was provided through borrowings under our bank credit facilities. The purchase included $6.5 million for excess inventory in the pipeline systems. The principal assets acquired include approximately 450 miles of crude oil and condensate transmission mainlines (including dual lines on which condensate is shipped for blending purposes and blended crude is shipped in the opposite direction) and associated gathering and lateral lines, approximately 1.1 million barrels of crude oil storage and terminalling capacity located primarily in Kerrobert, Saskatchewan, approximately 254,000 barrels of pipeline linefill and tank inventories, an inactive 108-mile mainline system and 121 trailers used primarily for crude oil transportation. We have reactivated the 108-mile mainline system and began shipping volumes in May of 2001.

  Murphy agreed to continue to transport production from fields previously delivering crude oil to these pipeline systems, under a long-term contract. The current volume under the contract is approximately 11,000 barrels per day. The pipeline systems currently transport approximately 225,000 barrels per day of light, medium and heavy crudes, as well as condensate.

  The Murphy Acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated in accordance with Accounting Principles Board Opinion No. 16, Business Combinations, ("APB 16"). The purchase price allocation, which is preliminary and will likely have further refinements made to it, is as follows (in thousands):

   Crude oil pipeline, gathering and terminal assets      $150,182
   Pipeline linefill                                         7,602
   Net working capital items                                 1,953
   Other property and equipment                                487
   Other assets, including debt issue costs                    360
                                                        ----------
   Total                                                  $160,584
                                                        ==========

 CANPET Energy Group Inc.

  In July 2001, we acquired the assets of CANPET Energy Group Inc. ("CANPET"), a Calgary-based Canadian crude oil and liquefied petroleum gas marketing company, for approximately $42.0 million plus excess inventory at the closing date of approximately $25 million. Approximately $24.0 million of the purchase price plus the excess inventory was paid in cash at closing, and the remainder, which is subject to certain performance standards, will be paid in common units in April 2004 if such standards are met. CANPET activities include gathering approximately 75,000 barrels per day of crude oil and marketing an average of approximately 26,000 barrels per day of natural gas liquids. Tangible assets acquired include a crude oil handling facility, a 130,000-barrel tank facility and working capital of approximately $8.6 million. Financing for the acquisition was provided through borrowings under our bank credit facility.

  The Canpet Acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated in accordance with SFAS 141 (see
Note 9). The purchase price allocation, which is preliminary and will likely have further refinements made to it, is as follows (in thousands):

       Inventory                                        $28,895
       Other assets, including debt issue costs          11,078
       Pipeline linefill                                  4,144
       Crude oil gathering and terminal assets            4,061
       Other property and equipment                         502
                                                      ---------
       Total                                            $48,680
                                                      =========

 Pro Forma Results for the Murphy and Canpet Acquisitions

  The following unaudited pro forma data is presented to show pro forma revenues, net income and basic and diluted net income per limited partner unit for the Partnership as if the Murphy and Canpet acquisitions and the issuance of 3,966,700 units in May and June, 2001 had occurred on January 1, 2000 (in thousands):


                                                        NINE MONTHS
                                                     ENDED SEPTEMBER 30,
                                                  -------------------------
                                                        2001          2000
                                                  -----------   -----------

 Revenues                                         $ 6,071,353   $ 6,454,750
                                                  ===========   ===========

 Income before extraordinary item
  and cumulative effect of
  accounting change                               $    47,848   $    94,631
                                                  ===========   ===========

 Net income                                       $    48,356   $    79,484
                                                  ===========   ===========
 Basic and diluted income before extraordinary
  item and cumulative effect of accounting
  change per limited partner unit                 $      1.28   $      2.69
                                                  ===========   ===========
 Basic and diluted net income
  per limited partner unit                        $      1.29   $      2.26
                                                  ===========   ===========


NOTE 6 -- CREDIT AGREEMENTS

  In September 2001, we amended and expanded our existing credit facilities to include a six-year, $200 million term B loan. In connection with the amendment, we reduced the revolving portion of the facilities by $50 million. Our credit facilities currently consist of:

    . a $780.0 million senior secured revolving credit and term loan facility, which is secured by substantially all of our assets. The facility consists of a $450.0 million domestic revolving facility (reflecting the $50 million reduction in such facility in connection with the September amendment), with a $10.0 million letter of credit sublimit, a $30.0 million Canadian revolving facility (with a $5.0 million letter of credit sublimit), a $100.0 million term loan and a $200.0 million term B loan. The facility matures, as to the aggregate $480.0 million domestic and Canadian revolver portions, in April, 2005, as to the $100.0 million term portion, in May, 2006, and, as to the $200.0 million term B loan portion, September, 2007. On the revolver portions, no principal is scheduled for payment prior to maturity; however, if we issue privately-placed or public debt, the net proceeds of such debt must be used to repay then-outstanding loans under the domestic revolver, and with the repayment and depending on the face amount of such indebtedness, the domestic revolver commitment will be reduced by a dollar amount equal to 40% to 50% of the face amount of such indebtedness, less the $50 million reduction in the revolver commitment in September 2001. The $100 million term loan portion of this facility has four scheduled annual payments of principal, commencing May 4, 2002, in the respective amounts of 1%, 7%, 8% and 8% of the original term principal amount, with the remaining principal balance scheduled for payment on the stated maturity date of May 5, 2006. If any part of the term portion is prepaid prior to its first anniversary, a 1% premium will be due on that portion. The $200 million term B loan has 1% payable yearly commencing on September 21, 2002, with the remaining principal balance scheduled for payment on the stated maturity date of September 26, 2007. The term B loan may be prepaid without penalty. The revolving credit and term loan facility bears interest at our option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin, and further, the Canadian revolver may effectively bear interest based upon bankers' acceptance rates. We incur a commitment fee on the unused portion of the revolver portion of this credit facility.

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

  Our credit facilities treat a change of control as an event of default and also require us to maintain:

    .  a current ratio (as defined) of 1.0 to 1.0;
    . a debt coverage ratio which is not greater than 4.50 to 1 through June 29, 2002, 4.25 to 1.0 from June 30, 2002 through December 30, 2002 and
       4.0 to 1.0 thereafter;
    . an interest coverage ratio which is not less than 2.75 to 1.0; and . a debt to capital ratio of not greater than 0.70 to 1.0 prior to December
       31, 2002 and 0.65 to 1.0 thereafter.

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

NOTE 7 -- DISTRIBUTIONS

  On February 14, 2001, we paid a cash distribution of $0.4625 per unit on our outstanding common units, Class B units and subordinated units. The distribution was paid to unitholders of record on February 2, 2001 for the period October 1, 2000 through December 31, 2000. The total distribution paid was approximately $16.3 million, with approximately $7.5 million paid to our public unitholders and the remainder paid to our prior general partner for its limited partner, general partner and incentive distribution interests. The distribution was in excess of the minimum quarterly distribution specified in the Partnership Agreement.

  On May 15, 2001, we paid a cash distribution of $0.475 per unit on our outstanding common units, Class B units and subordinated units. The distribution was paid to unitholders of record on May 3, 2001 for the period January 1, 2001 through March 31, 2001. The total distribution paid was approximately $16.8 million, with approximately $7.7 million paid to our public unitholders and the remainder to our prior general partner for its limited partner, general partner and incentive distribution interests.

  On August 14, 2001, we paid a cash distribution of $0.50 per unit on our outstanding common units, Class B units and subordinated units. The distribution was paid to unitholders of record on August 3, 2001, for the period April 1, 2001 through June 30, 2001. The total distribution paid was approximately $19.9 million, with approximately $13.5 million paid to our common unitholders, $0.7 million to our Class B common unitholders, $5.0 million to our subordinated unitholders (including approximately $0.2 million to our general partner), and the remainder to our general partner for its general partner and incentive distribution interests.

  On October 18, 2001, we declared a cash distribution of $0.5125 per unit on our outstanding common units, Class B units and subordinated units. The distribution is payable on November 14, 2001 to holders of record on November 2, 2001. The total distribution to be paid is approximately $22.9 million, with approximately $16.2 million to be paid to our common unitholders, $0.7 million to our Class B common unitholders, $5.1 million to our subordinated unitholders (including approximately $0.2 million to our general partner), and the remainder to be paid to our general partner for its general partner and incentive distribution interests.

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

                                                                    GATHERING,
                                                                    MARKETING,
                                                                   TERMINALLING,
(IN THOUSANDS) (UNAUDITED)                            PIPELINE       & STORAGE        TOTAL
-----------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenues:
  External Customers                                  $ 88,829     $   2,102,481     $2,191,310
  Intersegment  (a)                                      4,491               873          5,364
  Other revenue (expense)                                    -                (9)            (9)
                                                    -----------   --------------   -------------
    Total revenues of reportable segments             $ 93,320     $   2,103,345     $2,196,665
                                                    ===========   ==============   =============
Segment gross margin (b)                              $ 16,089     $      23,555     $   39,644
Segment gross profit (c)                                13,971            15,376         29,347
Income allocated to reportable segments (d)              5,460             9,701         15,161
Noncash compensation expense                               n/a               n/a              -
                                                    -----------   --------------   -------------
Income before extraordinary item and cumulative
 effect of accounting change                               n/a               n/a     $   15,161
                                                    ===========   ==============   =============
Total assets                                          $450,047     $     849,046     $1,299,093
-----------------------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenues:
  External Customers                                  $ 93,226     $   1,462,637     $1,555,863
  Intersegment  (a)                                      4,752                 -          4,752
  Other revenue (expense)                                   (6)              300            294
                                                    -----------   --------------   -------------
    Total revenues of reportable segments             $ 97,972     $   1,462,937     $1,560,909
                                                    ===========   ==============   =============
Segment gross margin (b)                              $ 11,886     $      14,074     $   25,960
Segment gross profit (c)                                11,865             6,322         18,187
Income (loss) allocated to reportable segments (d)      10,396            (3,742)         6,654
Noncash compensation expense                               n/a               n/a          2,138
                                                    -----------   --------------   -------------
Income before extraordinary item and cumulative
 effect of accounting change                               n/a               n/a     $    4,516
                                                    ===========   ==============   =============
Total assets                                          $319,211     $     567,630     $  886,841
------------------------------------------------------------------------------------------------
                                                                    Table continued on following page

                                                                    GATHERING,
                                                                    MARKETING,
                                                                   TERMINALLING,
(IN THOUSANDS) (UNAUDITED)                            PIPELINE       & STORAGE        TOTAL
-----------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenues:
  External Customers                                $268,682      $    5,029,369    $5,298,051
  Intersegment  (a)                                   12,966               2,118        15,084
  Other revenue                                            -                 356           356
                                                    -----------   --------------   -------------
    Total revenues of reportable segments           $281,648      $    5,031,843    $5,313,491
                                                    ===========   ==============   =============
Segment gross margin (b)                            $ 48,247      $       60,516    $  108,763
Segment gross profit (c)                              44,639              35,538        80,177
Income allocated to reportable segments (d)           26,439              14,037        40,476
Noncash compensation expense                             n/a                 n/a         5,741
                                                    -----------   --------------   -------------
Income before extraordinary item and cumulative
 effect of accounting change                             n/a                 n/a    $   34,735
                                                    ===========   ==============   =============
Total assets                                        $450,047      $      849,046    $1,299,093
-----------------------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenues:
  External Customers                                $379,806      $    4,660,398    $5,040,204
  Intersegment  (a)                                   65,250                   -        65,250
  Other revenue                                        9,673               1,152        10,825
                                                    -----------   --------------   -------------
    Total revenues of reportable segments           $454,729      $    4,661,550    $5,116,279
                                                    ===========   ==============   =============
Gain on sale of assets                              $ 48,188      $            -    $   48,188
Segment gross margin (b)                              37,802              57,484        95,286
Segment gross profit (c)                              36,158              34,911        71,069
Income allocated to reportable segments (d)           83,503               4,645        88,148
Noncash compensation expense                             n/a                 n/a         2,269
                                                    -----------   --------------   -------------
Income before extraordinary item and cumulative
effect of accounting change                              n/a                 n/a    $   85,879
                                                    ===========   ==============   =============
Total assets                                        $319,211      $      567,630    $  886,841
-----------------------------------------------------------------------------------------------

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

NOTE 9 -- ACCOUNTING PRONOUNCEMENTS

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001, to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001 (including the Canpet acquisition, see Note 5), this Standard also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. We believe that the adoption of this Standard will not have a material effect on either our financial position, results of operations, or cash flows.

  We will account for all future business combinations under SFAS 141. Effective January 1, 2002, we will adopt SFAS 142, as required. At that time, amortization will cease on the unamortized portion of the goodwill arising from the Scurlock acquisition.

  In June 2001, the FASB also issued SFAS 143 "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position, results of operations, or cash flows.

  In August 2001, the FASB approved SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position, results of operations, or cash flows. We will adopt the Statement effective January 1, 2002.

NOTE 10 -- CONTINGENCIES

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

  We and Plains Resources reached an agreement with representatives for the plaintiffs for the settlement of all of the class actions, and in January 2001, we deposited approximately $30.0 million under the terms of the settlement agreement into an escrow account on behalf of the class. The total cost of the settlement to us and Plains Resources, including interest and expenses and after insurance reimbursements, was $14.9 million. Of that amount, $1.0 million was allocated to Plains Resources by agreement between special independent committees of the board of directors of Plains All American Inc. and the board of directors of Plains Resources. The settlement is subject to final approval by the court. The settlement agreement does not affect the Texas Derivative Litigation and Delaware Derivative Litigation described below.

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

  . pay for the plaintiffs' costs and expenses in the litigation, including reasonable attorneys' fees, accountants' fees and experts' fees, and

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

  We intend to vigorously defend the claims made in the Texas derivative litigation. We believe that Delaware court approval of the settlement of the Delaware derivative litigation will effectively preclude prosecution of the Texas derivative litigation. However, there can be no assurance that we will be successful in our defense or that this lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows.

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

RECENT EVENTS

  Murphy Oil Company Ltd. Midstream Operations. In May 2001, we closed the acquisition of substantially all of the Canadian crude oil pipeline, gathering, storage and terminalling assets of Murphy Oil Company Ltd. for approximately $161 million in cash (the "Murphy Acquisition"), including financing and transaction costs. The purchase included $6.5 million for excess inventory in the pipeline systems. The principal assets acquired included approximately 450 miles of crude oil and condensate transmission mainlines (including dual lines on which condensate is shipped for blending purposes and blended crude is shipped in the opposite direction) and associated gathering and lateral lines, approximately 1.1 million barrels of crude oil storage and terminalling capacity located primarily in Kerrobert, Saskatchewan, approximately 254,000 barrels of linefill and tank inventories, an inactive 108-mile mainline system and 121 trailers used primarily for crude oil transportation. We have reactivated the 108-mile mainline system and began shipping volumes in May of 2001.

  Murphy agreed to continue to transport production from fields currently delivering crude oil to these pipeline systems, under a long-term contract. The current volume under the contract is approximately 11,000 barrels per day. The pipeline systems currently transport approximately 225,000 barrels per day of light, medium and heavy crudes, as well as condensate.

  CANPET Energy Group Inc. In July 2001, we acquired the assets of CANPET Energy Group Inc. ("CANPET") a Calgary based Canadian crude oil and liquefied petroleum gas marketing company, for approximately $42.0 million plus excess inventory at the closing date of approximately $25 million. Approximately $24.0 million of the purchase price plus the excess inventory was paid in cash at closing and the remainder, which is subject to certain performance standards, will be paid in common units in April, 2004, if such standards are met. CANPET activities include gathering approximately 75,000 barrels per day of crude oil and marketing approximately 26,000 barrels per day of natural gas liquids. Tangible assets acquired included a crude oil handling facility, a 130,000-barrel tank facility and working capital of approximately $8.6 million. Financing for the acquisition was provided through borrowings under our bank credit facility.

RESULTS OF OPERATIONS

 Three Months Ended September 30, 2001 and 2000

  For the three months ended September 30, 2001, we reported net income of $15.2 million on total revenue of $2.2 billion compared to net income for the same period in 2000 of $4.5 million on total revenues of $1.6 billion. The results for the three months ended September 30, 2000 included the following unusual items:

     . $6.6 million charge for litigation costs related to the unauthorized trading losses, and
     .  $2.1 million of noncash compensation expense.

  Excluding the items noted above, we would have reported net income of $13.3 million for the three months ended September 30, 2000.

  The following table sets forth our operating results for the periods indicated and includes the impact of the items discussed above (in thousands):


                                           THREE MONTHS ENDED
                                              September 30,
                                         ----------------------
                                            2001          2000
                                         ----------    ---------

Operating Results:
 Revenues                                $2,191,310     $1,555,863
                                         ==========     ==========
 Gross margin:
  Pipeline                               $   16,089     $   11,886
  Gathering and marketing
   and terminalling and storage              23,555         20,674
  Unauthorized trading losses                     -         (6,600)
                                         ----------     ----------
     Total                                   39,644         25,960

 General and administrative expense         (10,297)        (9,911)
                                         ----------     ----------
 Gross profit                            $   29,347     $   16,049
                                         ==========     ==========
 Net income                              $   15,161     $    4,516
                                         ==========     ==========
AVERAGE DAILY VOLUMES (MBBLS/DAY):
 Pipeline Activities:
  All American
   Tariff activities                             68             76
   Margin activities                             53             55
  Canada                                        225              -
  Other                                         113            100
                                         ----------     ----------
     Total                                      459            231
                                         ==========     ==========
 Lease gathering                                391            258
 Bulk purchases                                  55             28
                                         ----------     ----------
  Total                                         446            286
                                         ==========     ==========
 Terminal throughput                             97             81
                                         ==========     ==========
 Storage leased to third parties,
  monthly average volumes                     2,672          1,687
                                         ==========     ==========

  Revenues. Revenues increased to $2.2 billion for the third quarter of 2001 compared to the 2000 third quarter amount of $1.6 billion. The increase is primarily attributable to our Canadian acquisitions.

  Cost of Sales and Operations. Cost of sales and operations increased to $2.1 billion in the third quarter of 2001 compared to $1.5 billion in the same quarter of 2000. The increase is primarily due to our Canadian acquisitions and an increase in fuel and power expenses.

  General and Administrative. General and administrative expenses were $10.3 million for the quarter ended September 30, 2001, compared to $9.9 million for the third quarter in 2000. The increase in 2001 is primarily due to our Canadian acquisitions as well as additional salary expenses related to the reorganization of our general partner.

  Depreciation and Amortization. Depreciation and amortization expense was $6.4 million for the quarter ended September 30, 2001, compared to $5.3 million for the third quarter of 2000. The increase is a result of our Canadian acquisitions.

  Interest expense. Interest expense was $7.8 million for the quarter ended September 30, 2001, compared to $6.5 million for the third quarter in 2000. An increased average debt balance in the current quarter, primarily due to our Canadian acquisitions, was partially offset by lower interest rates.

  Unauthorized trading losses. In the third quarter of 2000, we recognized a $6.6 million charge, in addition to prior accruals, for litigation expenses related to the unauthorized trading losses.

  Noncash compensation expense. We recognized noncash compensation expense of $2.1 million in the third quarter of 2000 related to the probable vesting of partnership units granted by our general partner to certain officers and key employees of our general partner and its affiliates.

 Segment Results

  Pipeline Operations. Gross margin from pipeline operations was $16.1 million for the quarter ended September 30, 2001 compared to $11.9 million for the prior year quarter. The majority of the increase is attributable to our recently acquired Canadian operations as well as an increase in tariffs and volumes shipped on our domestic pipelines. Because of increased fuel and power costs in 2001, we expect the tariff on the All American Pipeline to increase effective January 1, 2002, although we can make no assurance in that regard.

  Average daily pipeline volumes totaled 459,000 barrels per day and 231,000 barrels per day for the third quarter of 2001 and 2000, respectively. The volume increase is primarily due to our Canadian acquisitions. Tariff volumes on domestic pipelines increased a net 5,000 barrels per day. Volumes on the Scurlock and West Texas Gathering systems increased 13,000 barrels per day to 113,000 barrels per day from 100,000 barrels per day. Volumes on the All American Pipeline decreased approximately 8,000 barrels per day. Despite this decrease, revenues from the All American Pipeline volumes have remained approximately flat due to a tariff increase that was effective at the beginning of 2001.

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling, and storage was adversely impacted by market conditions during the third quarter and higher operating costs, including fuel and power expenses. Despite this, gross margin from gathering, marketing, terminalling and storage activities was approximately $23.5 million for the quarter ended September 30, 2001, a 14% increase as compared to $20.7 million in the prior year quarter (excluding the unauthorized trading losses). This increase is primarily due to our Canadian acquisitions, as well as increased storage and throughput at our Cushing Terminal.

  Lease gathering volumes increased to approximately 391,000 barrels per day in the current year period from an average of 258,000 barrels per day in the third quarter of 2000. Bulk purchase volumes increased from approximately 28,000 barrels per day in the 2000 third quarter to approximately 55,000 barrels per day in the current year period. Our Canadian acquisitions accounted for 110,000 barrels per day and 34,000 barrels per day of the increase in lease gathered and bulk volumes, respectively.

  Terminal throughput, which includes both our Cushing and Ingleside terminals, increased to 97,200 barrels per day from 81,400 barrels per day in the third quarter of last year. Storage leased to third parties increased to 2.7 million barrels compared to 1.7 million barrels in the previous year's quarter.

 Nine Months Ended September 30, 2001 and 2000

  For the nine months ended September 30, 2001, we reported net income of $35.2 million on total revenue of $5.3 billion, compared to net income for the same period in 2000 of $70.7 million on total revenues of $5.0 billion. The results for the nine months ended September 30, 2001 and 2000 include the following unusual items:

  2001
     . a $6.1 million charge associated with the vesting of phantom partnership units primarily as a result of the change in our general partner in June, 2001. Approximately $5.7 million of the charge

        (included in general and administrative expenses) was noncash and was satisfied by units owned by our former general partner. This portion of the charge had no impact on equity or the number of outstanding units as it was offset by a deemed capital contribution by our former general partner and the units were satisfied by units owned by our former general partner, and

     . a $0.5 million cumulative effect gain as a result of the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133").

  2000
     .  a $28.1 million gain on the sale of crude oil linefill;
     . a $20.1 million gain on the sale of the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas;
     . $9.7 million of previously deferred gains on interest rate swap terminations recognized due to the early extinguishment of debt;
     . an extraordinary loss of $15.1 million related to the early extinguishment of debt;
     . $6.6 million charge for litigation related to the unauthorized trading losses;
     . amortization of $4.6 million of debt issue costs associated with facilities put in place during the fourth quarter of 1999, and
     .  $2.3 million of noncash compensation expense.

  Excluding the items noted above, we would have reported net income of $40.8 million and $41.4 million for the nine months ended September 30, 2001 and 2000, respectively.

  The following table sets forth our operating results for the periods indicated and includes the impact of the items discussed above (in thousands):


                                             NINE MONTHS ENDED
                                                SEPTEMBER 30,
                                            -------------------
                                            2001           2000
                                            ----           ----

OPERATING RESULTS:
Revenues                                 $5,298,051     $5,040,204
                                         ==========     ==========
Gross margin:
 Pipeline                                $   48,247     $   37,802
 Gathering and marketing
  and terminalling and storage               60,516         64,084
 Unauthorized trading losses                      -         (6,600)
                                         ----------     ----------
   Total                                    108,763         95,286

General and administrative expense          (34,327)       (26,486)
                                         ----------     ----------
Gross profit                             $   74,436     $   68,800
                                         ==========     ==========
Net income                               $   35,243     $   70,732
                                         ==========     ==========

                                           Table continued on following page

                                        NINE MONTHS ENDED
                                           SEPTEMBER 30,
                                        -----------------
                                         2001       2000
                                        ------     ------

AVERAGE DAILY VOLUMES (MBBLS/DAY):
 Pipeline Activities:
  All American
   Tariff activities                         68      74
   Margin activities                         58      57
 Canada (a)                                 217       -
 Other                                      128     106
                                          -----   -----
    Total                                   471     237
                                          =====   =====
 Lease gathering (a)                        359     259
 Bulk purchases                              49      28
                                          -----   -----
    Total                                   408     287
                                          =====   =====
 Terminal throughput                        103      64
                                          =====   =====
 Storage leased to third parties,
  monthly average volumes                 2,337   1,489
                                          =====   =====

______________

a) Reflects the calculation of barrels per day applicable to our Canadian acquisitions as of the effective dates of those transactions.

  Revenues. Revenues increased to $5.3 billion from $5.0 billion in the first nine months of 2000. The increase is primarily due to our Canadian acquisitions, which was partially offset by lower crude oil prices.

  Cost of Sales and Operations. Cost of sales and operations increased to $5.2 billion from $4.9 billion in the first nine months of 2000. The increase is primarily due to the reasons discussed above under "Revenues".

  General and Administrative. General and administrative expenses were $34.3 million for the nine months ended September 30, 2001, compared to $26.5 million for the same period in 2000. The increase in 2001 is primarily due to the Canadian acquisitions and a $6.1 million charge attributable to the vesting of phantom partnership units in the second quarter as a result of the change in our general partner in June, 2001. Approximately $5.7 million of the charge was noncash and was satisfied by units owned by our former general partner. This portion of the charge had no impact on partners' capital or the number of outstanding units as it was offset by a deemed capital contribution by our former general partner. Approximately $2.3 million of similar charges were reported in the nine month period of 2000.

  Depreciation and Amortization. Depreciation and amortization expense was $17.6 million for the nine months ended September 30, 2001, compared to $20.1 million for the first nine months of 2000. The decrease is primarily due to the increased amortization of debt issue costs in the 2000 period associated with facilities put in place during the fourth quarter of 1999 as a result of the unauthorized trading losses. Approximately $3.8 million of depreciation and amortization in the current year period is attributable to our Canadian acquisitions.

  Interest expense. Interest expense was $22.5 million for the nine months ended September 30, 2001, compared to $21.8 million for the same period in 2000. The increase is primarily due to a higher average debt balance in 2001 resulting from our acquisitions.

  Unauthorized trading losses. In the third quarter of 2000, we recognized a $6.6 million charge, in addition to prior accruals, for litigation expenses related to the unauthorized trading losses.

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

 Segment Results

  Pipeline Operations. Gross margin from pipeline operations was $48.2 million for the nine months ended September 30, 2001 compared to $37.8 million for the prior year period. The majority of the increase is attributable to our recently acquired Canadian operations.

  Average daily pipeline volumes totaled 471,000 barrels per day and 237,000 barrels per day for the first nine months of 2001 and 2000, respectively. Our Canadian acquisitions contributed 217,000 barrels per day of the increase. Canadian volumes are included from the effective date of the acquisition, which was April 1, 2001. All American's tariff volumes attributable to offshore California production were approximately 68,000 barrels per day for the nine months ended September 30, 2001 compared to 74,000 barrels per day in the prior year period, with the associated revenues remaining relatively flat due to the tariff increase that was effective January 1, 2001. Tariff volumes shipped on the Scurlock and West Texas gathering systems averaged 127,000 barrels per day and 106,000 barrels per day during the first nine months of 2001 and 2000, respectively.

  Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities was approximately $60.5 million for the nine months ended September 30, 2001 compared to $64.1 million (excluding the unauthorized trading losses) in the prior year period. Despite an increase in margin due to our Canadian operations, total margin decreased due to adverse market conditions and higher operating costs, including increased fuel and power costs.

  Lease gathering volumes increased from an average of 259,000 barrels per day for the first nine months of 2000 to approximately 359,000 barrels per day for the 2001 period due to our Canadian acquisitions, which contributed approximately 75,000 barrels per day. Canadian volumes are included from the effective dates of the Murphy and Canpet acquisitions. Bulk purchase volumes increased from approximately 28,000 barrels per day for the first nine months of 2000 to approximately 49,000 barrels per day in the current year period, also due to the Canadian acquisitions. Terminal throughput, which includes both our Cushing and Ingleside terminals, was 103,000 and 64,000 barrels per day for the nine months ended September 30, 2001 and 2000, respectively. Storage leased to third parties was 2.3 million barrels per month and 1.5 million barrels per month for the same periods, respectively.

LIQUIDITY AND CAPITAL RESOURCES

 Credit Agreements

  In September 2001, we amended and expanded our existing credit facilities to include a six-year, $200 million term B loan. In connection with the amendment, we reduced the revolving portion of the facilities by $50 million. Our credit facilities currently consist of a $200 million senior secured letter of credit and borrowing facility, and a $780.0 million senior secured revolving credit and term loan facility, each of which is secured by substantially all of our assets. The revolving credit and term loan facility consists of a $450.0 million domestic revolving facility (with a $10.0 million letter of credit sublimit), a $30.0 million Canadian revolving facility (with a $5.0 million letter of credit sublimit), a $100.0 million term loan, and a $200.0 million term B loan. The facility matures, as to the aggregate $480.0 million domestic and Canadian revolver portions, in April, 2005, as to the $100.0 million term portion, in May, 2006 and as to the $200.0 million term B loan in September 2007. For a complete discussion of our credit facilities, see Note 6 to the Consolidated Financial Statements.

 Equity Offerings

  On October 31, 2001, we completed a public offering of 4,500,000 common units. Net cash proceeds from the offering, including our general partner's proportionate contribution, were approximately $116 million. On November 13, 2001, the underwriters in the offering exercised their overallotment option and purchased an additional 400,000 units for net cash proceeds of approximately $10.8 million. This offering is in addition to the 3,966,700 units issued in May and June 2001 which resulted in net proceeds of $100.7 million, including our general partner's proportionate contribution. Proceeds from both offerings were used to repay borrowings under our revolving credit facility, a portion of which was used to finance our Canadian acquisitions (see Note 5 to the Consolidated Financial Statements).

 Liquidity

  Cash generated from operations, credit facilities, and equity offerings are our primary sources of liquidity. At September 30, 2001, we had working capital of approximately $62.0 million. On November 7, 2001, PAA had approximately $350 million outstanding under its $780 million of credit facilities (excluding the letter of credit and borrowing facility). Accordingly, our liquidity under our credit facilities is $430 million, subject to covenants contained in the agreement.

  We believe that we have sufficient liquid assets, cash from operations and borrowing capacity under our credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures.



Cash Flows

                                           NINE MONTHS ENDED
                                               SEPTEMBER 30,
                                           -----------------
(IN MILLIONS) (UNAUDITED)                   2001       2000
------------------------------------------------------------
Cash provided by (used in):
Operating activities                       $   5.5    $  (7.5)
Investing activities                        (221.3)     216.4
Financing activities                         216.2     (259.4)
-------------------------------------------------------------


  Operating Activities. Net cash provided by operating activities for the first nine months of 2001 includes the effect of our normal operations, Canadian acquisitions and Contango inventory transactions.

  Investing Activities. Net cash used for investing activities for the first nine months of 2001 included approximately $209 million for the Canadian acquisitions which occurred in the second and third quarters.

  Financing activities. Net cash provided by financing activities for the first nine months of 2001 resulted from our credit facilities that were used to finance the Murphy and Canpet acquisitions and the issuance of additional units
which raised approximately $100.7 million of equity capital.   Proceeds from the
equity offering were used to repay indebtedness under the credit facilities.

 Contingencies

  Following our announcement in November 1999 of our losses resulting from unauthorized trading by a former employee, numerous class action lawsuits were filed in the United States District Court of the Southern District of Texas against us, certain of the officers and directors of Plains All American Inc. (our general partner at the time) and in some of these cases, our former general partner and Plains Resources Inc., alleging violations of the federal securities laws. In addition, derivative lawsuits were filed in the Delaware Chancery Court and the United States District Court of the Southern District of Texas against our former general partner, its directors and certain of its officers alleging the defendants breached the fiduciary duties owed to us and our unitholders by failing to monitor properly the activities of our traders. The class actions and the Delaware derivative suits have been settled, subject to court approval. See Part II, Item 1 - "Legal Proceedings".

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

ACCOUNTING PRONOUNCEMENTS

  In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 (including the Canpet acquisition, see Note 5), to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, this Standard also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. We believe that the adoption of this Standard will not have a material effect on either our financial position, results of operations, or cash flows.

  We will account for all future business combinations under SFAS 141. Effective January 1, 2002, we will adopt SFAS 142, as required. At that time, amortization will cease on the unamortized portion of the goodwill arising from the Scurlock acquisition.

  In June 2001, the FASB also issued SFAS 143 "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position, results of operations, or cash flows.

  In August 2001, the FASB approved SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SAFS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. At this time, we cannot reasonably estimate the effect of the adoption of this Statement on either our financial position, results of operations, or cash flows. We will adopt the Statement effective January 1, 2002.

FORWARD-LOOKING STATEMENTS AND ASSOCIATED RISKS

  All statements, other than statements of historical fact, included in this report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate," "believe," "estimate," "expect,"
"plan," "intend" and "forecast" and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. These statements reflect our current views and those of our general partner with respect to future events, based on what we believe are reasonable assumptions. These statements, however, are subject to certain risks, uncertainties and assumptions, including, but not limited to:

  . the availability of adequate supplies of and demand for crude oil in the areas in which we operate;
  .  the impact of crude oil price fluctuations;
  . successful third-party drilling efforts and completion of announced oil-sands project;
  .  the effects of competition;
  .  the success of our risk management activities;
  .  the availability of favorable acquisition or combination opportunities;
  . successful integration and future performance of recently acquired assets; . our ability to receive credit on satisfactory terms;
  . unanticipated shortages or cost increases of power supplies, materials or labor;
  . the impact of current and future laws and governmental regulations and rate-setting;
  .  weather interference with business operations or project construction;
  . environmental liabilities not covered by indemnity or insurance, and . general economic, market or business conditions.

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

  On January 1, 2001, we adopted SFAS 133 "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS 137 and SFAS 138. Under SFAS 133, all derivative instruments are recorded on the balance sheet at fair value. If the derivative does not qualify as a hedge or is not designated as a hedge, the gain or loss on the derivative is recognized currently in earnings. To qualify for hedge accounting, the derivative must qualify either as a fair value hedge, cash flow hedge or foreign currency hedge. With respect to fair value hedges, gains or losses for both the hedge and the hedged item are taken directly to earnings in the current period. Thus, earnings are impacted by the net change between the hedge and the underlying hedged transaction. With respect to cash flow hedges, gains or losses are deferred in accumulated Other Comprehensive Income ("OCI"), a component of Partners' Capital, to the extent the hedge is effective (discussed further below). Foreign currency hedges may be treated as either fair value hedges or cash flow hedges, depending on the specific characteristics of the hedge. As of September 30, 2001 our hedges consisted only of cash flow hedges or foreign currency hedges treated as cash flow hedges, and the remaining discussion relates exclusively to these types of hedges.

  We utilize various derivative instruments, for purposes other than trading, to hedge our exposure to price fluctuations on crude in storage and expected purchases, sales and transportation of crude oil. The derivative instruments consist primarily of futures and option contracts traded on the New York Mercantile Exchange. We also utilize interest rate collars and interest rate swaps to manage the interest rate exposure on our long-term debt and foreign currency hedges to manage exchange rate exposure.

  At September 30, 2001, an $11.1 million unrealized loss was recorded to OCI together with related assets and liabilities of $7.3 million and $17.7 million, respectively. Earnings included a noncash gain of $0.8 million related to the ineffective portion of our cash flow hedges as well as certain derivative contracts that did not qualify as hedges relating to our Canadian businesses due to a low correlation between the futures contract and hedged item. Our hedge-related assets and liabilities are included in other current assets and other current liabilities in the balance sheet.

  As of September 30, 2001, the total amount of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during the next twelve-month period. The following table sets forth our open crude oil hedge positions at September 30, 2001. These are futures hedges and thus have offsetting physical exposures to the extent they are effective.

                               2001                      2002
                               ----         -----------------------------
                              4th Qtr        1st Qtr    2nd Qtr  3rd Qtr
                              ---------     -----------------------------
        Volume (bbls)
          Short position      1,302,000           -          -       -
          Long position             -       2,760,000    213,000     -
        Average price ($/bbl)    $26.94        $27.37     $28.46     -

  At September 30, 2001, we had arrangements to protect interest rate fluctuations on a portion of our outstanding debt for an aggregate notional amount of $275.0 million. These instruments are based on LIBOR rates. Approximately $125 million notional amount is comprised of an interest rate collar, which provides for a floor of 6.1% and a ceiling of 8.0% with an expiration date of August 2002. The remaining $150 million notional amount consists of interest rate swaps with an average LIBOR rate of approximately 3.8%. These swaps expire with respect to $100 million in September, 2003, and the remainder in March, 2004.

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

Item 1. LEGAL PROCEEDINGS

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

  We and Plains Resources reached an agreement with representatives for the plaintiffs for the settlement of all of the class actions, and in January 2001, we deposited approximately $30.0 million under the terms of the settlement agreement into an escrow account on behalf of the class. The total cost of the settlement to us and Plains Resources, including interest and expenses and after insurance reimbursements, was $14.9 million. Of that amount, $1.0 million was allocated to Plains Resources by agreement between special independent committees of the board of directors of Plains All American Inc. and the board of directors of Plains Resources. The settlement is subject to final approval by the court. The settlement agreement does not affect the Texas Derivative Litigation and Delaware Derivative Litigation described below.

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

  The plaintiffs in the Delaware derivative litigation seek that the defendants:

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

ITEMS 2, 3, 4 & 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

 A.  Exhibits

     10.1  - Third Amendment to Amended and Restated Credit Agreement
             (Revolving Credit Facility) dated as of the 6th day of September, 2001, among Plains Marketing, L.P., All American Pipeline, L.P. and Plains All American Pipeline, L.P. and Fleet National Bank and certain other lenders.

     10.2 - Third Amendment to Amended and Restated Credit Agreement (Letter of Credit and Hedged Inventory Facility) dated as of the 6th day of September, 2001, among Plains Marketing, L.P., All American Pipeline, L.P. and Plains All American Pipeline, L.P. and Fleet National Bank and certain other lenders.

     10.3 - Amended and Restated Employment Agreement made as of the 30th day of June, 2001, between Plains All American GP LLC and Greg L Armstrong.

     10.4 - Amended and Restated Employment Agreement made as of the 30th day of June, 2001, between Plains All American GP LLC and Harry N Pefanis.

 B.  Reports on Form 8-K

     A Current Report on Form 8-K was filed on October 26, 2001 in connection with the execution of an underwriting agreement with Salomon Smith Barney Inc., in connection with the sale by the Partnership of 4,500,000 common units of the Partnership.

     A Current Report on Form 8-K/A was filed on October 25, 2001 amending the Partnership's Form 8-K dated June 22, 2001 in connection with the pro forma financial statements for the Partnership.

     A Current Report on Form 8-K was filed on October 23, 2001 in connection with the announcement of a $0.0125 per unit increase over the previous quarter's distribution.

     A Current Report on Form 8-K was filed September 27, 2001, in connection with a new six-year $200 Million Term Loan.

     A Current Report on Form 8-K was filed on August 27, 2001, relating to the amendments to the Partnership's and the operating limited partnership's partnership agreements and the restated financial statements of the Partnership and balance sheet for Plains AAP, L.P.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.



                                    PLAINS ALL AMERICAN PIPELINE, L.P.


                                    By:  PLAINS AAP, L.P.
                                    Its General Partner


                                    By:  PLAINS ALL AMERICAN GP LLC
                                    Its General Partner



Date:  November 14, 2001            By: /s/ PHILLIP D. KRAMER
                                        ______________________________________
                                        Phillip D. Kramer, Executive
                                        Vice President and Chief Financial
                                         Officer