Form 10-K
period 2001-12-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2002-03-21
CIK 1070423

================================================================================
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-K


[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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

                                (713) 646-4100
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

 TITLE OF EACH CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
-----------------------            ------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Common Units outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $640,433,291 on March 15, 2002, based on $25.61 per unit, the closing price of the Common Units as reported on the New York Stock Exchange on such date.

At March 15, 2002, there were outstanding 31,915,939 Common Units, 1,307,190 Class B Common Units and 10,029,619 Subordinated Units.

DOCUMENTS INCORPORATED BY REFERENCE: NONE

================================================================================

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                          2001 FORM 10-K ANNUAL REPORT
                               TABLE OF CONTENTS


                                                                          PAGE
                                                                          ----
                                     Part I
Items 1 and 2.   Business and Properties................................    1
Item 3.          Legal Proceedings......................................   25
Item 4.          Submission of Matters to a Vote of Security Holders....   26

                                PART II

Item 5.          Market for the Registrant's Common Units and Related
                  Unitholder Matters....................................   27
Item 6.          Selected Financial and Operating Data..................   29
Item 7.          Management's Discussion and Analysis of Financial
                  Condition and Results of Operations...................   32
Item 7a.         Quantitative and Qualitative Disclosures About
                  Market Risks..........................................   47
Item 8.          Financial Statements and Supplementary Data............   49
Item 9.          Changes in and Disagreements with Accountants on
                  Accounting and Financial Disclosure...................   49

                                PART III

Item 10.         Directors and Executive Officers of Our General
                  Partner...............................................   50
Item 11.         Executive Compensation.................................   53
Item 12.         Security Ownership of Certain Beneficial Owners
                  and Management........................................   56
Item 13.         Certain Relationships and Related Transactions.........   58

                                PART IV

Item 14.         Exhibits, Financial Statement Schedules and Reports
                  on Form 8-K...........................................   65


                           FORWARD-LOOKING STATEMENTS

  All statements, other than statements of historical fact, included in this report are forward-looking statements, including, but not limited to, statements identified by the words "anticipate," "believe," "estimate," "expect,"
"plan," "intend" and "forecast" and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. These statements reflect our current views and those of our general partner with respect to future events, based on what we believe are reasonable assumptions. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. The factors include, but are not limited to:

.. abrupt or severe production declines or production interruptions in outer continental shelf production located offshore California and transported on the All American Pipeline;
..  the availability of adequate supplies of and demand for crude oil in the areas in which we operate;
..  the effects of competition;
..  the success of our risk management activities;
..  the availability (or lack thereof) of acquisition or combination opportunities;
..  successful integration and future performance of acquired assets;
..  our ability to receive credit on satisfactory terms;
..  shortages or cost increases of power supplies, materials or labor;
..  the impact of current and future laws and governmental regulations;
.. environmental liabilities that are not covered by an indemnity or insurance; .. fluctuations in the debt and equity markets; and .. general economic, market or business conditions.

Other factors described herein, or factors that are unknown or unpredictable, could also have a material adverse effect on future results. See Item 7. "Management's Discussion and Analysis--Risk Factors Related to Our Business". Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

                                    PART I

ITEMS 1 AND 2.  BUSINESS AND PROPERTIES

GENERAL

  We are a publicly traded Delaware limited partnership (the "partnership") engaged in interstate and intrastate marketing, transportation and terminalling of crude oil and marketing of liquefied petroleum gas ("LPG"). We were formed in September 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly owned subsidiaries ("Plains Resources") as a separate, publicly traded master limited partnership. We completed our initial public offering in November 1998. Immediately after our initial public offering, Plains Resources owned 100% of our general partner interest and an overall effective ownership in the partnership of 57% (including the 2% general partner interest and common and subordinated units owned by it).

  In May 2001, senior management and a group of financial investors entered into a transaction with Plains Resources to acquire control of the general partner interest and a majority of the outstanding subordinated units. The transaction closed in June 2001 and, for purposes of this report, is referred to as the "General Partner Transition". As a result of this transaction, Plains Resources' ownership in the general partner interest was reduced from 100% to 44%. Additionally, as a result of this transaction and various equity offerings conducted since the initial public offering, Plains Resources' overall effective ownership has been reduced to approximately 29%. In addition, certain senior officers of the general partner that previously were also officers of Plains Resources terminated their affiliation with Plains Resources and now devote 100% of their efforts to the management of the partnership.

  The general partner interest is now held by Plains AAP, L.P., a Delaware limited partnership. Plains All American GP LLC, a Delaware limited liability company, is Plains AAP, L.P.'s general partner. Our operations and activities are managed by, and our officers and personnel are employed by, Plains All American GP LLC. Unless the context otherwise requires, we use the term "general partner" to refer to both Plains AAP, L.P. and Plains All American GP LLC. We use the phrase "former general partner" to refer to the subsidiary of Plains Resources that formerly held the general partner interest.

  Our operations are concentrated in Texas, Oklahoma, California and Louisiana and in the Canadian provinces of Alberta, Saskatchewan and Manitoba, and can be categorized into two primary business activities:

.. Crude Oil Pipeline Transportation. We own and operate over 3,000 miles of gathering and mainline crude oil pipelines located throughout the United States and Canada. Our activities from pipeline operations generally consist of transporting crude oil for a fee.

..  Terminalling and Storage Activities and Gathering and Marketing Activities.
   In connection with our terminalling and storage activities, we own and operate approximately 11.5 million barrels of above-ground crude oil terminalling and storage facilities, including the state-of-the-art, 3.1 million barrel crude oil terminalling and storage facility at Cushing, Oklahoma (the "Cushing Terminal"). Cushing is the largest crude oil trading hub in the United States and the designated delivery point for New York Mercantile Exchange, or NYMEX, crude oil futures contracts (the "Cushing Interchange"). Our terminalling and storage operations generate revenue through a combination of storage and throughput charges to third parties. We also utilize our storage tanks to counter-cyclically balance our gathering and marketing operations and to execute different hedging strategies to lock in profits and reduce the negative impact of crude oil market volatility. See "--Crude Oil Volatility; Counter-Cyclical Balance; Risk Management".

  Our gathering and marketing operations include:

.. the purchase of crude oil at the wellhead and the bulk purchase of crude oil at pipeline and terminal facilities;

.. the transportation of crude oil on trucks, barges or pipelines, including our own;

.. the subsequent resale or exchange of crude oil at various points along the crude oil distribution chain; and

.. The purchase of LPG from producers, refiners and other marketers, and sale of LPG to end users and retailers.

BUSINESS STRATEGY

  Our business strategy is to capitalize on the regional crude oil supply and demand imbalances that exist in the United States and Canada by combining the strategic location and unique capabilities of our transportation and terminalling assets with our extensive marketing and distribution expertise to generate sustainable earnings and cash flow.

  We intend to execute our business strategy by:

.. increasing and optimizing throughput on our various pipeline and gathering assets and realizing cost efficiencies through operational improvements and potential strategic alliances;

.. utilizing and expanding our Cushing Terminal and our other assets to service the needs of refiners and to profit from merchant activities that take advantage of crude oil pricing and quality differentials;

.. pursuing strategic and accretive acquisitions of crude oil transportation assets and businesses, including pipelines, gathering systems, terminalling and storage facilities, gathering and marketing entities and other assets that complement our existing asset base and distribution capabilities; and

.. optimizing and expanding our Canadian operations to take advantage of anticipated increases in the volume and qualities of crude oil produced in, and exported from, Canada.

FINANCIAL STRATEGY

  We believe that a major factor in our continued success will be our ability to maintain a low cost of capital and access to capital markets. Since our inception in 1998, we have consistently communicated to the financial community our intention to maintain a strong credit profile that we believe is consistent with our goal of achieving and maintaining an investment grade credit rating. We have targeted a general credit profile with the following attributes:

.. an average long-term debt-to-total capitalization ratio of approximately 60% or less;

..  an average long-term debt-to-EBITDA ratio of approximately 3.5x or less; and

..  an average EBITDA-to-interest coverage ratio of approximately 3.3x or better.

  As of December 31, 2001, we were within our targeted credit profile. In order for us to maintain our target credit profile and achieve growth through acquisitions, our strategy is to fund acquisitions using approximately equal proportions of equity and debt. Because it is likely that acquisitions will initially be financed using indebtedness and it is difficult to predict the actual timing of accessing the market to raise equity, we may be temporarily, from time to time, outside the parameters of our target credit profile until such time as the equity is raised.

COMPETITIVE STRENGTHS

  We believe we are well positioned to successfully execute our business strategy due to the following competitive strengths:

..  Our pipeline assets are strategically located and have additional capacity.
   Our primary crude oil pipeline transportation and gathering assets are located in prolific oil producing regions and are connected, directly or indirectly, with our terminalling and storage assets that service major North American refinery and distribution markets, where we have strong business relationships. These assets are strategically positioned to maximize the value of our crude oil by transporting it to major trading locations and premium markets. Our pipeline networks possess additional capacity to respond to increased demand.

.. Our Cushing Terminal is strategically located, operationally flexible and readily expandable. Our Cushing Terminal interconnects with the Cushing Interchange's major inbound and outbound pipelines, providing access to both foreign and domestic crude oil. The Cushing Terminal is the most modern terminalling and storage facility at the Cushing Interchange, incorporating
   (1) operational enhancements designed to safely and efficiently terminal, store, blend and segregate large volumes and multiple varieties of crude oil and (2) extensive environmental safeguards.

.. Our business activities are counter-cyclically balanced. We believe that our terminalling and storage activities and our gathering and marketing activities are counter-cyclical. We believe that this balance of activities, combined with the long-term nature of our pipeline transportation contracts, has a stabilizing effect on our cash flow from operations.

.. We possess specialized crude oil market knowledge. We believe our business relationships with participants in all phases of the crude oil distribution chain, from crude oil producers to refiners, as well as our own industry expertise, provide us with a comprehensive understanding of the North American crude oil markets.

.. We have the financial flexibility to pursue expansion and acquisition opportunities. We believe we have significant resources to finance strategic expansion and acquisition opportunities, including our ability to issue additional partnership units and to borrow under our bank credit facility.

.. We have an experienced management team whose interests are aligned with those of all of our stakeholders. Our executive management team has an average of more than 20 years of industry experience, with an average of over 15 years with us or our predecessors and affiliates, during which time there was significant growth in our operations and profitability. As part of the General Partner Transition, members of our senior management team acquired a 4% interest in our general partner. In addition, through restricted unit grants and options, members of our senior management team have significant contingent equity incentives that will vest only if we achieve specified performance objectives.

PARTNERSHIP STRUCTURE AND MANAGEMENT

  Our operations are conducted through, and our operating assets are owned by, our subsidiaries. Our domestic operating limited partnerships are Plains Marketing, L.P. and All American Pipeline, L.P. Our operations and activities are managed by, and our officers and personnel are employed by, our general partner. Our general partner does not receive a management fee or any other compensation in connection with its management of our business, but it is reimbursed for all direct and indirect expenses incurred on our behalf, including employee compensation costs. Our Canadian operating limited partnership is Plains Marketing Canada, L.P. Canadian personnel are employed by its general partner, PMC (Nova Scotia) Company.

  Our general partner has responsibility for conducting our business and managing our operations, and owns all of the incentive distribution rights. These rights provide that our general partner receives an increasing percentage of cash distributions (in addition to its 2% general partner interest) as distributions reach and exceed certain threshold levels. See Item 5. "Market for the Registrant's Common Units and Related Unitholder Matters".

  The chart below depicts the current organization and ownership of Plains All American Pipeline, the operating partnerships and the subsidiaries.

                       [organization chart appears here]

ACQUISITIONS AND DISPOSITIONS

 Coast/Lantern Acquisition

   In March 2002, we completed the acquisition of substantially all of the domestic crude oil pipeline, gathering, and marketing assets of Coast Energy Group and Lantern Petroleum, divisions of Cornerstone Propane Partners, L.P. for approximately $8.2 million in cash plus transactions costs. The principal assets acquired, which are located in West Texas, include several gathering lines, crude oil contracts and a small truck and trailer fleet.

 Butte Acquisition

  In February 2002, we acquired an approximate 22% equity interest in Butte Pipe Line Company from Murphy Ventures, a wholly owned subsidiary of Murphy Oil Corporation. The total cost of the acquisition, including various transaction and related expenses, was approximately $8.0 million. Butte Pipe Line Company owns the 373-mile Butte Pipeline System, principally a mainline transmission system, that runs from Baker, Montana to Guernsey, Wyoming. At the time of acquisition, the Butte Pipeline System transported approximately 60,000 barrels per day of crude oil. The remaining 78% interest in the Butte Pipe Line Company is owned by Equilon Pipeline Company LLC.

 Wapella Acquisition

  In December 2001, we completed the acquisition of the Wapella Pipeline System from private investors for approximately $12.0 million including transaction costs. In 2001, the Wapella Pipeline System delivered approximately 11,000 barrels per day of crude oil to the Enbridge Pipeline at Cromer, Manitoba. The system is located in southeastern Saskatchewan and southwestern Manitoba. The acquisition also includes approximately 21,500 barrels of crude oil storage capacity located along the system as well as a truck terminal.

 CANPET Energy Group, Inc.

  In July 2001, we purchased substantially all of the assets of CANPET Energy Group Inc., a Calgary-based Canadian crude oil and liquefied petroleum gas marketing company, for approximately $42.0 million plus $25.0 million for additional inventory owned by CANPET at the closing of the transaction. Approximately $24.0 million of the purchase price, plus $25.0 million for the additional inventory, was paid in cash at closing, and the remainder, which is subject to various performance standards, will be paid in common units in April 2004 if the performance standards are met. The principal assets acquired include a crude oil handling facility, a 130,000-barrel tank facility, LPG facilities, existing business relationships and working capital of approximately $8.6 million.

 Murphy Oil Company Ltd. Midstream Operations

  In May 2001, we completed the acquisition of substantially all of the Canadian crude oil pipeline, gathering, storage and terminalling assets of Murphy Oil Company Ltd. for approximately $161.0 million in cash including financing and transaction costs. The purchase price included $6.5 million for excess inventory in the systems. The principal assets acquired include approximately 450 miles of crude oil and condensate mainlines (including dual lines on which condensate is shipped for blending purposes and blended crude is shipped in the opposite direction) and associated gathering and lateral lines, approximately 1.1 million barrels of crude oil storage and terminalling capacity located primarily in Kerrobert, Saskatchewan, approximately 254,000 barrels of pipeline linefill and tank inventories, an inactive 108-mile mainline system and 121 trailers used primarily for crude oil transportation. We have reactivated the 108-mile mainline system and began shipping volumes in May of 2001.

 Scurlock Acquisition

  In May 1999, we completed the acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC. Including working capital adjustments and closing and financing costs, the cash purchase price was approximately $141.7 million. Financing for the acquisition was provided through $117.0 million of borrowings and the sale of 1.3 million Class B Common Units to our former general partner for total cash consideration of $25.0 million.

  Scurlock, previously a wholly owned subsidiary of Marathon Ashland Petroleum, was engaged in crude oil transportation, gathering and marketing. The assets acquired included approximately 2,300 miles of active pipelines, numerous storage terminals and a fleet of trucks. The largest asset is an approximately 920-mile pipeline and gathering system located in the Spraberry Trend in West Texas that extends into Andrews, Glasscock, Martin, Midland, Regan and Upton Counties, Texas. The assets we acquired also included approximately one million barrels of crude oil linefill.

 West Texas Gathering System Acquisition

  In July 1999, we completed the acquisition of the West Texas Gathering System from Chevron Pipe Line Company for approximately $36.0 million, including transaction costs. Financing for the amounts paid at closing was provided by a draw under a previous credit facility. The assets acquired include approximately 420 miles of crude oil transmission mainlines, approximately 295 miles of associated gathering and lateral lines, and approximately 2.9 million barrels of tankage located along the system.

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

PIPELINE OPERATIONS

  We describe below our principal pipeline assets. All of our pipeline systems are operated from one of two central control rooms with computer systems designed to continuously monitor real-time operational data including measurement of crude oil quantities injected in and delivered through the pipelines, product flow rates and pressure and temperature variations. This monitoring and measurement technology allows us to efficiently batch differing crude oil types with varying characteristics through the pipeline systems. The systems are designed to enhance leak detection capabilities, to sound automatic alarms in the event of operational conditions outside of pre-established parameters and to provide for remote-controlled shut-down of pump stations on the pipeline systems. Pump stations, storage facilities and meter measurement points along the pipeline systems are linked by telephone, satellite or radio communication systems for remote monitoring and control, which reduces our requirement for full time site personnel at most of these locations.

  We perform scheduled maintenance on all of our pipeline systems and make repairs and replacements when necessary or appropriate. We attempt to control corrosion of the mainlines through the use of corrosion inhibiting chemicals injected into the crude stream, external coatings and cathodic protection systems. Maintenance facilities containing equipment for pipe repairs, spare parts and trained response personnel are strategically located along the pipelines and in concentrated operating areas. We believe that all of our pipelines have been constructed and are maintained in all material respects in accordance with applicable federal, state and local laws and regulations, standards prescribed by the American Petroleum Institute and accepted industry practice. See "--Regulation".

 U. S. Pipeline Assets

  All American Pipeline. The segment of the All American Pipeline that we retained following the sale of the line to El Paso is a common carrier crude oil pipeline system that transports crude oil produced from Outer Continental Shelf ("OCS") fields offshore California to locations in California. See "--All American Pipeline Linefill Sale and Asset Disposition". This segment is subject to tariff rates regulated by the Federal Energy Regulatory Commission ("FERC") (see "--Regulation-- Transportation Regulation"). As a common carrier, the All American Pipeline offers transportation services to any shipper of crude oil, provided that the crude oil tendered for transportation satisfies the conditions and specifications contained in the applicable tariff.

  We own and operate the segment of the system that extends approximately 10 miles from ExxonMobil's onshore facilities at Las Flores on the California coast to Plains Resources' onshore facilities at Gaviota, California (24-inch diameter pipe) and continues from Gaviota approximately 130 miles to our station in Emidio, California (30-inch pipe). Between Gaviota and our Emidio Station, the All American Pipeline interconnects with our San Joaquin Valley ("SJV") Gathering System as well as various third-party intrastate pipelines, including the Unocap Pipeline System, the Equilon Pipeline System and the Pacific Pipeline.

   The All American Pipeline currently transports OCS crude oil received at the onshore facilities of the Santa Ynez field at Las Flores, California and the onshore facilities of the Point Arguello field located at Gaviota, California. ExxonMobil, which owns all of the Santa Ynez production, and Plains Resources, Texaco and Sun Operating L.P., which together own approximately one-half of the Point Arguello production, have entered into transportation agreements committing to transport all of their production from these fields on the All American Pipeline. These agreements, which expire in August 2007, provide for a minimum tariff with annual escalations based on specific composite indices. The producers from the Point Arguello field who do not have contracts with us currently have no other efficient means of transporting their production and, therefore, ship their volumes on the All American Pipeline at the posted tariffs. Volumes attributable to Plains Resources are purchased and sold to a third party under our marketing agreement with Plains Resources before such volumes enter the All American Pipeline. See Item 13. "Certain Relationships and Related Transactions--Transactions with Related Parties." The third party pays the same tariff as required in the transportation agreements. At December 31, 2001, the tariffs averaged $1.54 per barrel for deliveries to connecting pipelines in California. The tariff was increased by approximately 11% effective January 9, 2002. The agreements do not require these owners to transport a minimum volume. For the year ended December 31, 2001, approximately $27.5 million, or 19.3% of our gross margin was attributable to the Santa Ynez field and approximately $9.5 million, or 6.7%, was attributable to the Point Arguello field. Transportation of volumes commenced from the Point Arguello field on the All American Pipeline in 1991 and from the Santa Ynez field in 1994.

  The table below sets forth the historical volumes received from both of these fields for the last five years.

                                              YEAR ENDED DECEMBER 31,
                                         --------------------------------
                                         2001   2000    1999   1998  1997
                                         ----   ----    ----   ----  ----
                                             (BARRELS IN THOUSANDS)

Average daily volumes received from
  Point Arguello (at Gaviota)             18      18     20     26    30
  Santa Ynez (at Las Flores)              51      56     59     68    85
                                          --      --     --     --   ---
Total                                     69      74     79     94   115
                                          ==      ==     ==     ==   ===

  A wholly owned subsidiary of Plains Resources is the operator of record for the Point Arguello Unit. All of the volumes attributable to Plains Resources' interests are committed for transportation on the All American Pipeline and are subject to our marketing agreement with Plains Resources. We expect that there will continue to be natural production declines from each of these fields as the underlying reservoirs are depleted. See Item 13. "Certain Relationships and Related Transactions--Transactions with Related Parties--General".

  A significant portion of the Partnership's gross margin is derived from pipeline transportation margins associated with these two fields. The relative contribution to our gross margin from these fields has decreased from approximately 46% in the second half of 1998 to 26% in 2001, as the partnership has grown and diversified through acquisitions and organic expansions and as a result of declines in volumes produced and transported from these fields, offset somewhat by an increase in pipeline tariffs. Over the last several years, transportation volumes received from the Santa Ynez and Point Arguello fields have declined from 92,000 and 60,000 average daily barrels, respectively, in 1995 to 51,000 and 18,000 average daily barrels, respectively, for the year ended December 31, 2001. Although the rate of decline has decreased over the last three years, we expect that there will continue to be natural production declines from each of these fields as the underlying reservoirs are depleted. A 5,000 barrel per day decline in volumes shipped from these fields would result in a decrease in annual pipeline tariff revenues of approximately $2.8 million.

  SJV Gathering System. The SJV Gathering System is a proprietary pipeline system that runs through the heart of the San Joaquin Valley. As a proprietary pipeline, the SJV Gathering System is not subject to common carrier regulations. The SJV Gathering System was constructed in 1987 with a design capacity of approximately 140,000 barrels per day. The system consists of a 16-inch pipeline that originates at the Belridge station and extends 45 miles south to a connection with the All American Pipeline at the Pentland station.

  The San Joaquin Valley is one of the most prolific oil producing regions in the continental United States, producing approximately 552,000 barrels per day of crude oil during the first nine months of 2001, which accounted for approximately 77% of total California production (excluding OCS) and 11% of the total production in the lower 48 states.

  The following table reflects the historical production for the San Joaquin Valley as well as total California production (excluding OCS volumes) as reported by the California Division of Oil and Gas for the past five years.

                                           YEAR ENDED DECEMBER 31,
                                      --------------------------------
                                      2001(1) 2000  1999  1998    1997
                                      ------- ----  ----  ----    ----
                                            (BARRELS IN THOUSANDS)
   Average daily volumes
    San Joaquin Valley production (2)    552   570   562    592    584
   Total California production
    (excluding OCS volumes)              716   741   734    781    781
   ---------------
   (1)  Reflects information through September 2001.
   (2)  Consists of production from California Division of Oil and Gas District
        IV.

  The SJV Gathering System is connected to several fields, including the South Belridge, Elk Hills and Midway Sunset fields, three of the seven largest producing fields in the lower 48 states. We lease a pipeline that provides us access to the Lost Hills field. The SJV Gathering System also includes approximately 630,000 barrels of tank capacity, which can be used to facilitate movements along the system as well as to support our other activities.

  The table below sets forth the historical volumes received into the SJV Gathering System for the past five years.

                                        YEAR ENDED DECEMBER 31,
                                        -----------------------
                                      2001  2000  1999  1998  1997
                                      ----  ----  ----  ----  ----
                                          (BARRELS IN THOUSANDS)
        Total average daily volumes     61    60    84    85    91

  West Texas Gathering System. The West Texas Gathering System is a common carrier crude oil pipeline system located in the heart of the Permian Basin producing area. The West Texas Gathering System has lease gathering facilities in Crane, Ector, Upton, Ward and Winkler counties. The West Texas Gathering System was originally built by Gulf Oil Corporation in the late 1920's, expanded during the late 1950's and updated during the mid 1990's. The West Texas Gathering System provides us with considerable flexibility, as major segments are bi-directional and allow us to move crude oil between three of the major trading locations in West Texas. The West Texas Gathering System has the capability to transport approximately 190,000 barrels per day.

  Total system volumes were approximately 82,000 barrels per day in 2001. System volumes include lease volumes, volumes from connecting carriers and volumes from truck injection stations. Lease volumes gathered into the system averaged approximately 39,000 barrels per day in 2001. Chevron USA has agreed to transport its equity crude oil production from fields connected to the West Texas Gathering System on the system through July 2011 (currently representing approximately 22,000 barrels per day, or 56% of total system gathering volumes and 27% of the total system volumes). Other large producers connected to the gathering system include Burlington Resources, Devon Energy, Anadarko, Oxy, Bass, and TotalFinaElf. Volumes from connecting carriers, including ExxonMobil and Phillips, average approximately 30,000 barrels per day. At the time of the acquisition, truck injection stations were limited and provided less than 1,000 barrels per day. We have since installed 16 truck injection stations on the West Texas Gathering System. Truck injection stations provided an average of 13,000 barrels per day in 2001. Our trucks are used to pick up crude oil produced in the areas adjacent to the West Texas Gathering System and deliver these volumes into the pipeline. These additional injection stations have allowed us to reduce the distance of our truck hauls in this area, increase the utilization of our pipeline assets and reduce our operating costs. The West Texas Gathering System also includes approximately 2.5 million barrels of tank capacity located along the pipeline system.

  Sabine Pass Pipeline System. The Sabine Pass Pipeline System, acquired in the Scurlock acquisition, is a common carrier crude oil pipeline system. The primary purpose of the Sabine Pass Pipeline System is to gather crude oil from onshore facilities of offshore production near Johnson's Bayou, Louisiana, and deliver it to tankage and barge loading facilities in Sabine Pass, Texas. The Sabine Pass Pipeline System consists of approximately 34 miles of pipe ranging from 4 to 10 inches in diameter and has a throughput capacity of approximately 26,000 barrels of Louisiana light sweet crude oil per day. In 2001, the system transported approximately 20,000 barrels of crude oil per day. The Sabine Pass Pipeline System also includes 245,000 barrels of tank capacity located along the pipeline.

  Ferriday Pipeline System. The Ferriday Pipeline System, acquired in the Scurlock acquisition, is a common carrier crude oil pipeline system located in eastern Louisiana and western Mississippi. The Ferriday Pipeline System consists of approximately 570 miles of pipe ranging from 2 inches to 12 inches in diameter. In 2001, the Ferriday Pipeline System delivered approximately 11,500 barrels per day of crude oil (including truck volumes rerouted from a third-party pipeline undergoing modifications) to third-party pipelines that supplied refiners in the Midwest. The Ferriday Pipeline System also includes approximately 332,000 barrels of tank capacity located along the pipeline.

  In November 1999, we completed the construction of an 8-inch pipeline underneath the Mississippi River that connects our Ferriday Pipeline System in western Mississippi with the portion of the system located in eastern Louisiana. This connection provides us with bi-directional capability to access additional markets and enhances our ability to service our pipeline customers and take advantage of additional high margin merchant activities.

  Dollarhide Pipeline System. The Dollarhide Pipeline System, acquired from Unocal Pipeline Company in October 2001, is a common carrier pipeline system that is located in West Texas. In 2001, the Dollarhide Pipeline System delivered approximately 5,000 barrels of crude oil per day into the West Texas Gathering System. The system also includes approximately 215,000 barrels of crude oil storage capacity along the system and in Midland.

  Spraberry Pipeline System. The Spraberry Pipeline System, acquired in the Scurlock acquisition, is a proprietary pipeline system that gathers crude oil from the Spraberry Trend of West Texas and transports it to Midland, Texas, where it interconnects with the West Texas Gathering System and other pipelines. The Spraberry Pipeline System consists of approximately 920 miles of pipe of varying diameter, and has a throughput capacity of approximately 50,000 barrels of crude oil per day. The Spraberry Trend is one of the largest producing areas in West Texas, and we are one of the largest gatherers in the Spraberry Trend. The Spraberry Pipeline System gathered approximately 38,000 barrels per day of crude oil in 2001. The Spraberry Pipeline System also includes approximately 173,000 barrels of tank capacity located along the pipeline. The margins that we generate using the system are included in our Marketing, Gathering, Terminalling and Storage segment.

  East Texas Pipeline System. The East Texas Pipeline System, acquired in the Scurlock acquisition, is a proprietary crude oil pipeline system. In 2001, it gathered approximately 21,000 barrels per day of crude oil in East Texas and transported approximately 23,000 barrels per day of crude oil to Crown Central's refinery in Longview, Texas. The deliveries to Crown Central are subject to a throughput and deficiency agreement, which extends through 2004. The East Texas Pipeline System also includes approximately 221,000 barrels of tank capacity located along the pipeline. The margins that we generate from the gathered barrels on the system are included in our Marketing, Gathering, Terminalling and Storage segment.

  Illinois Basin Pipeline System. The Illinois Basin Pipeline System, acquired with the Scurlock acquisition, consists of common carrier pipeline and gathering systems and truck injection facilities in southern Illinois. The Illinois Basin Pipeline System consists of approximately 80 miles of pipe of varying diameter. In 2001, the system delivered approximately 4,100 barrels per day of crude oil to third-party pipelines that supplied refiners in the Midwest. Approximately 3,300 barrels per day of the supply on this system are from fields operated by Plains Resources.

 Canadian Pipeline Assets

  Manito Pipeline System. The Manito Pipeline System, acquired in the Murphy acquisition, is a National Energy Board ("NEB") regulated system located in Saskatchewan, Canada. The Manito Pipeline System is a 101-mile crude oil pipeline and a parallel 101-mile condensate pipeline that connects the North Saskatchewan Pipeline System and multiple gathering lines to the Enbridge system at Kerrobert. The Manito Pipeline System volumes were approximately 66,000 barrels per day of crude oil in 2001.

  Milk River Pipeline System. The Milk River Pipeline System, acquired in the Murphy acquisition, is an NEB-regulated system located in Alberta, Canada. The Milk River Pipeline System consists of three parallel 11-mile crude oil pipelines that connect the Bow River Pipeline in Alberta to the Centex Pipeline at the United States border. The Milk River Pipeline System transported approximately 91,000 barrels per day of crude oil in 2001.

  North Saskatchewan Pipeline System. The North Saskatchewan Pipeline System, acquired in the Murphy acquisition, is an NEB-regulated system located in Saskatchewan, Canada. The North Saskatchewan Pipeline System is a 34-mile crude oil pipeline and a parallel 34-mile condensate pipeline that connects to the Manito Pipeline at Dulwich. In 2001, the North Saskatchewan Pipeline System delivered approximately 6,500 barrels per day of crude oil into the Manito pipeline. Our ownership interest in the North Saskatchewan Pipeline System is approximately 36%.

  Cactus Lake/Bodo Pipeline System. The Cactus Lake/Bodo Pipeline System, acquired in the Murphy acquisition, is an NEB-regulated system located in Alberta and Saskatchewan, Canada. The Cactus Lake/Bodo Pipeline System is a 55-mile crude oil pipeline and a parallel 55-mile condensate pipeline that connects to our storage and terminalling facility at Kerrobert. In 2001, the Cactus Lake/Bodo Pipeline System transported approximately 33,000 barrels per day of crude oil. Our ownership interest in the Cactus Lake/Bodo Pipeline System varies from a low of 13.125% to a high of 76.25%, depending upon the particular segment of the system.

  Wascana Pipeline System. The Wascana Pipeline System, acquired in the Murphy acquisition, is a common carrier system located in Saskatchewan, Canada. The Wascana Pipeline System is a 108-mile crude oil pipeline that connects to the Equilon Pipeline at Raymond, Montana. In 2001, the Wascana Pipeline System transported approximately 13,000 barrels per day of crude oil.

  Wapella Pipeline System. The Wapella Pipeline System is an NEB-regulated system located in southeastern Saskatchewan and southwestern Manitoba. In 2001, the Wapella Pipeline System delivered approximately 11,000 barrels per day of crude oil to the Enbridge Pipeline at Cromer, Manitoba. The system also includes approximately 21,500 barrels of crude oil storage capacity.

TERMINALLING, STORAGE, MARKETING AND GATHERING OPERATIONS

 Terminalling and Storage Activities

  We own approximately 11.5 million barrels of terminalling and storage assets, including tankage associated with our pipeline and gathering systems. Our storage and terminalling operations increase the margins in our business of purchasing and selling crude oil and also generate revenue through a combination of storage and throughput fees from third parties. Storage fees are generated when we lease tank capacity to third parties. Terminalling fees, also referred to as throughput fees, are generated when we receive crude oil from one connecting pipeline and redeliver crude oil to another connecting carrier in volumes that allow the refinery to receive its crude oil on a ratable basis throughout a delivery period. Both terminalling and storage fees are generally earned from:

.. refiners and gatherers that segregate or custom blend crudes for refining feedstocks;

.. pipeline operators, refiners or traders that need segregated tankage for foreign cargoes;

..  traders who make or take delivery under NYMEX contracts; and

..  producers and resellers that seek to increase their marketing alternatives.

  The tankage that is used to support our arbitrage activities positions us to capture margins in a contango market (when the oil prices for future deliveries are higher than current prices) or as the market switches from contango to backwardation (when the oil prices for future deliveries are lower than current prices). See "--Crude Oil Volatility; Counter-Cyclical Balance; Risk Management".

  Our most significant terminalling and storage asset is our Cushing Terminal. The terminal was constructed in 1993, and expanded by approximately 55% in 1999, to capitalize on the crude oil supply and demand imbalance in the Midwest. The imbalance was caused by the continued decline of regional production supplies, increasing imports and an inadequate pipeline and terminal infrastructure. The Cushing Terminal is also used to support and enhance the margins associated with our merchant activities relating to our lease gathering and bulk trading activities. See "--Gathering and Marketing Activities--Bulk Purchases".

  The Cushing Terminal currently has total storage capacity of approximately 3.1 million barrels. We have recently announced the 1.1 million barrel Phase II and the 1.1 million barrel Phase III expansions of our Cushing Terminal facility. We expect the Phase II expansion will be completed in mid-2002 and the Phase III expansion will be completed in late 2002 or early 2003. Giving effect to these expansions, the capacity of the Cushing Terminal will increase approximately 71% to a total of approximately 5.3 million barrels. Upon completion of the Phase II and Phase III expansion projects, the Cushing Terminal will consist of fourteen 100,000 barrel tanks, four 150,000 barrel tanks and twelve 270,000 barrel tanks, which are used to store and terminal crude oil. The Cushing Terminal also includes a pipeline manifold and pumping system that has an estimated daily throughput capacity of approximately 800,000 barrels per day. The pipeline manifold and pumping system is designed to support more than ten million barrels of tank capacity. The Cushing Terminal is connected to the major pipelines and other terminals in the Cushing Interchange through pipelines that range in size from 10 inches to 24 inches in diameter.

  The Cushing Terminal is a state-of-the-art facility designed to serve the needs of refiners in the Midwest. Since its original construction in 1993, we have experienced an increase in the volumes as well as the varieties of foreign and domestic crude oil transported through the Cushing Interchange. Anticipating these increases, we incorporated certain attributes into the design of the Cushing Terminal including:

.. multiple, smaller tanks to facilitate simultaneous handling of multiple crude varieties in accordance with normal pipeline batch sizes;

.. dual header systems connecting most tanks to the main manifold system to facilitate efficient switching between crude grades with minimal contamination;

.. bottom drawn sumps that enable each tank to be efficiently drained down to minimal remaining volumes to minimize crude contamination and maintain crude integrity during changes of service;

.. mixer(s) on each tank to facilitate blending crude grades to refinery specifications; and

.. a manifold and pump system that allows for receipts and deliveries with connecting carriers at their maximum operating capacity.

  As a result of incorporating these attributes into the design of the Cushing Terminal, we believe we are favorably positioned to serve the needs of Midwest refiners and to handle the increase in varieties of crude transported through the Cushing Interchange.

  The Cushing Terminal also incorporates numerous environmental and operational safeguards. We believe that our terminal is the only one at the Cushing Interchange in which each tank has a secondary liner (the equivalent of double bottoms), leak detection devices, secondary seals and above-ground pipelines. Each tank is cathodically protected. Like the pipeline systems we operate, the Cushing Terminal is operated by a computer system designed to monitor real time operational data. In addition, each tank is equipped with an audible and visual high level alarm system to prevent overflows; a double seal floating roof designed to minimize air emissions and prevent the possible accumulation of potentially flammable gases between fluid levels and the roof of the tank; and a foam dispersal system that, in the event of a fire, is fed by a fully-automated fire water distribution network.

  The Cushing Interchange is the largest wet barrel trading hub in the U.S. and the delivery point for crude oil futures contracts traded on the NYMEX. The Cushing Terminal has been designated by the NYMEX as an approved delivery location for crude oil delivered under the NYMEX crude oil futures contract. As the NYMEX delivery point and a cash market hub, the Cushing Interchange serves as a primary source of refinery feedstock for the Midwest refiners and plays an integral role in establishing and maintaining markets for many varieties of foreign and domestic crude oil.

  The following table sets forth throughput volumes for our terminalling and storage operations, and quantity of tankage leased to third parties from 1997 through 2001.


                                                                 YEAR ENDED DECEMBER 31,
                                          ----------------------------------------------------------------
                                             2001          2000          1999         1998         1997
                                          ----------    ----------    ----------   ---------     ---------
                                                                 (BARRELS IN THOUSANDS)
      Throughput volumes
       (average daily volumes)
        Cushing Terminal                        94            59            72            69         69
        Ingleside Terminal                       5             8            11            11          8
                                             -----         -----         -----         -----        ---
        Total                                   99            67            83            80         77
                                             =====         =====         =====         =====        ===

      Storage leased to third parties
       (average monthly volumes)
        Cushing Terminal                     2,136         1,437         1,743           890        414
        Ingleside Terminal                     220           220           232           260        254
                                             -----         -----         -----         -----        ---
         Total                               2,356         1,657         1,975         1,150        668
                                             =====         =====         =====         =====        ===


 Gathering and Marketing Activities

  Crude Oil. The majority of our gathering and marketing activities are in Texas, Louisiana and California and the provinces of Alberta, Saskatchewan and Manitoba. These activities include:

.. purchasing crude oil from producers at the wellhead and in bulk from aggregators at major pipeline interconnects and trading locations;

.. transporting this crude oil on our own assets or, when necessary or cost effective, assets owned and operated by third parties;

.. exchanging this crude oil for another grade of crude oil or at a different geographic location, as appropriate, in order to maximize margins or meet contract delivery requirements; and

..  marketing crude oil to refiners or other resellers.

  We purchase crude oil from many independent producers and believe that we have established broad-based relationships with crude oil producers in our areas of operations. For the year ended December 31, 2001, we purchased approximately 375,000 barrels per day of crude oil directly at the wellhead. Gathering and marketing activities are characterized by large volumes of transactions with lower margins relative to pipeline and terminalling and storage operations.

  In the period immediately following the disclosure of our unauthorized trading losses in 1999, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost of letters of credit increased under our credit facility, and some of our purchase contracts were terminated. For the year 2001, we believe that the effects of the loss on our cost of credit and operations were minimal and the requirement for us to issue letters of credit has reduced to levels lower than existed before the unauthorized trading loss. See "--Unauthorized Trading Losses."

  The following table shows the average daily volume of our lease gathering and bulk purchases from 1997 through 2001.


                                                          YEAR ENDED DECEMBER 31,
                                 --------------------------------------------------------------------------
                                    2001 (2)         2000        1999 (1)           1998           1997
                                 --------------------------------------------------------------------------
                                                          (BARRELS IN THOUSANDS)
    Lease Gathering                   375             262            265              88             71
    Bulk Purchases                     54              28            138              98             49
                                  ----------      ----------     ----------      ----------      ---------
     Total                            429             290            403             186            120
                                  ==========      ==========     ==========      ==========      =========

---------------

(1) Includes average daily volumes from Scurlock Permian since May 1, 1999, extrapolated for the entire year.

(2) Includes average daily volumes from the Murphy acquisition and the CANPET acquisition since April 1 and July 1, respectively, extrapolated for the entire year.

  Crude Oil Purchases. We purchase crude oil from producers under contracts that range in term from a thirty-day evergreen to three years. In a typical producer's operation, crude oil flows from the wellhead to a separator where the petroleum gases are removed. After separation, the crude oil is treated to remove water, sand and other contaminants and is then moved into the producer's on-site storage tanks. When the tank is full, the producer contacts our field personnel to purchase and transport the crude oil to market. We use our truck fleet, gathering pipelines, third-party pipelines and barges to transport the crude oil to market. We own or lease approximately 300 trucks used for gathering crude oil.

  We have a marketing agreement with Plains Resources under which we are the exclusive marketer/purchaser for all of Plains Resources' equity crude oil production. The marketing agreement provides that we will purchase for resale at market prices all of Plains Resources' equity crude oil production for which we charge a fee of $0.20 per barrel. This fee is subject to adjustment every three years based upon then-existing market conditions. The marketing agreement will terminate upon a "change of control" of Plains Resources or our general partner. In November 2001, the marketing agreement automatically extended for an additional three-year period. See Item 13. "Certain Relationships and Related Transactions--Transactions with Related Parties."

  Bulk Purchases. In addition to purchasing crude oil at the wellhead from producers, we purchase crude oil in bulk at major pipeline terminal points. This production is transported from the wellhead to the pipeline by major oil companies, large independent producers or other gathering and marketing companies. We purchase crude oil in bulk when we believe additional opportunities exist to realize margins further downstream in the crude oil distribution chain. The opportunities to earn additional margins vary over time with changing market conditions. Accordingly, the volumes and margins associated with our bulk purchases will fluctuate from period to period.

  Crude Oil Sales. The marketing of crude oil is complex and requires detailed current knowledge of crude oil sources and end markets and a familiarity with a number of factors including grades of crude oil, individual refinery demand for specific grades of crude oil, area market price structures for the different grades of crude oil, location of customers, availability of transportation facilities and timing and costs (including storage) involved in delivering crude oil to the appropriate customer. We sell our crude oil to major integrated oil companies, independent refiners and other resellers in various types of sale and exchange transactions, at market prices for terms ranging generally from one month to three years.

  We establish a margin for crude oil we purchase by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX. Through these transactions, we establish on a monthly basis a position that is substantially balanced between crude oil purchases and sales and future delivery obligations. From time to time, we enter into fixed price delivery contracts, floating price collar arrangements, financial swaps and crude oil futures and options contracts as hedging devices. Except for pre-defined inventory positions as discussed under "--Crude Oil Volatility; Counter-Cyclical Balance; Risk Management" below, our policy is generally (i) to purchase only crude oil for which we have a market, (ii) to structure our sales contracts so that crude oil price fluctuations do not materially affect the gross margin we receive and (iii) not to acquire and hold crude oil, futures contracts or other derivative products for the purpose of speculating on crude oil price changes that might expose us to indeterminable losses. See "--Crude Oil Volatility; Counter-Cyclical Balance; and Risk Management". In November 1999, we discovered that this policy was violated, and we incurred $174.0 million in unauthorized trading losses, including estimated associated costs and legal expenses. In 2000, we recognized an additional $7.0 million charge for litigation related to the unauthorized trading losses. See "--Unauthorized Trading Losses".

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

  Producer Services. Crude oil purchasers who buy from producers compete on the basis of competitive prices and highly responsive services. Through our team of crude oil purchasing representatives, we maintain our ongoing relationships with producers in the United States and Canada. We believe that our ability to offer high-quality field and administrative services to producers is a key factor in our ability to maintain volumes of purchased crude oil and to obtain new volumes. High-quality field services include efficient gathering capabilities, availability of trucks, willingness to construct gathering pipelines where economically justified, timely pickup of crude oil from tank batteries at the lease or production point, accurate measurement of crude oil volumes received, avoidance of spills and effective management of pipeline deliveries. Accounting and other administrative services include securing division orders (statements from interest owners affirming the division of ownership in crude oil purchased by us), providing statements of the crude oil purchased each month, disbursing production proceeds to interest owners and calculation and payment of ad valorem and production taxes on behalf of interest owners. In order to compete effectively, we must maintain records of title and division order interests in an accurate and timely manner for purposes of making prompt and correct payment of crude oil production proceeds, together with the correct payment of all severance and production taxes associated with such proceeds.

  Liquefied Petroleum Gas. We also gather and market LPG throughout the United States and Canada, concentrated primarily in Washington, California, Kansas, Michigan, Texas, Montana, Nebraska and the Canadian provinces of Alberta and Ontario. These activities include:

.. purchasing LPG (propane and butane) from producers at gas plants and in bulk at major pipeline terminal points and storage locations;

.. transporting the LPG via common carrier pipelines, railcars and trucks to our own terminals and our customers' facilities for subsequent resale to retail and wholesale customers; and

.. exchanging product to other locations to maximize margins and/or to meet contract delivery requirements.

  We purchase LPG from many producers and believe that we have established long-term, broad based relationships with LPG producers in our areas of operation. We purchase LPG directly from gas plants, major pipeline interconnects and storage locations. Gathering and marketing activities for LPG typically consist of smaller transactions in terms of volume, but generate higher margins per barrel relative to crude oil transactions.

  LPG Purchases. We purchase LPG from producers, refiners, and other LPG marketing companies under contracts that range from immediate delivery to one year in term. In a typical producer's or refiner's operation, LPG that is produced at the gas plant or refinery is fractionated into propane and butanes and then purchased by us for movement via tank truck, railcar or pipeline.

  In addition to purchasing LPG at the gas plant or refinery from producers, we also purchase LPG in bulk at major pipeline terminal points and storage facilities from major oil companies, large independent producers or other LPG marketing companies. We purchase LPG in bulk when we believe additional opportunities exist to realize margins further downstream in our LPG distribution chain. The opportunities to earn additional margins vary over time with changing market conditions. Accordingly, the margins associated with our bulk purchases will fluctuate from period to period. Our bulk purchasing activities are concentrated in Kansas, Texas, Alberta and Ontario.

  LPG Sales. The marketing of LPG is complex and requires detailed current knowledge of LPG sources and end markets and a familiarity with a number of factors including the various modes and availability of transportation, area market prices and timing and costs of delivering LPG to customers.

  We sell LPG primarily to end users and retailers, and limited volumes to other marketers. Propane is sold to the small independent retailers who then transport the product via bobtail truck to the residential consumer for home heating and to some light industrial users such as forklift operators. Butane is used by refiners for gasoline blending and as a diluent for the movement of conventional heavy oil production. Butane demand for use as heavy oil diluent has increased as supplies of Canadian condensate have declined.

  We establish a margin for LPG that we purchase by taking the propane component and transporting it in large volume, via various transportation modes, to our controlled terminals where we deliver the propane to our retailer customers for subsequent delivery to their individual heating customers. We also create margin by selling propane for future physical delivery to third party users, such as retailers and industrial users. Through these transactions, we seek to maintain a position that is substantially balanced between propane purchases and sales and future delivery obligations. From time to time, we enter into floating price collar arrangements, financial swaps and crude oil and LPG-related futures contracts as hedging devices. Our policy is generally to purchase only LPG for which we have a market, and to structure our sales contracts so that LPG fluctuations do not materially affect the gross margin we receive. Margin is created on the butane purchased by delivering large volumes during the short refinery blending season through the use of our extensive leased railcar fleet and the use of third party storage facilities. We also create margin on butane by capturing the difference in price between condensate and butane when butane is used to replace condensate as a diluent for the movement of heavy oil production.

  LPG Exchanges. We pursue exchange opportunities to enhance margins throughout the gathering and marketing process. When opportunities arise to increase our margin or to acquire a volume of LPG that more nearly matches our physical delivery requirement or the preferences of our customers, we exchange physical LPG with third parties. These exchanges are affected through contracts called exchange or buy-sell agreements. Through an exchange agreement, we agree to buy LPG that differs in terms of geographic location, type of LPG or physical delivery schedule from LPG we have available for sale. Generally, we enter into exchanges to acquire LPG at locations that are closer to our end markets in order to meet the delivery specifications of our physical delivery contracts.

  Credit. Our merchant activities involve the purchase of crude oil for resale and require significant extensions of credit by our suppliers of crude oil. In order to assure our ability to perform our obligations under crude oil purchase agreements, various credit arrangements are negotiated with our crude oil suppliers. Such arrangements include open lines of credit directly with us and standby letters of credit issued under our letter of credit facility. At December 31, 2001, we had letters of credit outstanding aggregating approximately $30.1 million. Generally, letters of credit are issued for a period of up to 70 days. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

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

  We also have credit risk with respect to our sales of LPG; however, because our sales are typically in relatively small amounts to individual customers, we do not believe that we have material concentration of credit risk. Typically, we enter into annual contracts to sell LPG on a forward basis, as well as sell LPG on a current basis to local distributors and retailers. In certain cases our customers prepay for their purchases, in amounts ranging from 10% to 100% of their contracted amounts. Generally, sales of LPG are settled within seven days of the sale.

 Crude Oil Volatility; Counter-Cyclical Balance; Risk Management

  Crude oil prices have historically been very volatile and cyclical, with NYMEX benchmark prices ranging from as high as $40.00 per barrel to as low as $10.00 per barrel over the last 12 years. Gross margin from terminalling and storage activities is dependent on the throughput volume of crude oil stored, capacity leased to third parties, capacity that we use, and the level of other fees generated at our terminalling and storage facilities. Gross margin from our gathering and marketing activities is dependent on our ability to sell crude oil at a price in excess of our aggregate cost. These operations are not directly affected by the absolute level of crude oil prices, but are affected by overall levels of supply and demand for crude oil and relative fluctuations in market-related indices.

  During periods when the demand for crude oil is weak on a relative basis (as was the case in the first quarter of 1999 and the last nine months of 2001), the market for crude oil is often in contango, meaning that the price of crude oil for future deliveries is higher than current prices. A contango market has a generally negative impact on marketing margins, but is favorable to the storage business, because storage owners at major trading locations (such as the Cushing Interchange) can simultaneously purchase production at current prices for storage and sell at higher prices for future delivery.

  When there is a higher demand than supply of crude oil in the near term (as was the case in the last nine months of 1999, 2000 and the first quarter of
2001), the market is backwardated, meaning that the price of crude oil for future deliveries is lower than current prices. A backwardated market has a positive impact on marketing margins because crude oil gatherers can capture a
premium for prompt deliveries.   In this environment, there is little incentive
to store crude oil as current prices are above future delivery prices.

  The periods in between a backwardated market and a contango market are referred to as transition periods. Depending on the overall duration of these transition periods, how we have allocated our assets to particular strategies and the time length of our crude oil purchase and sale contracts and storage lease agreements, these transition periods may have either an adverse or beneficial affect on our aggregate gross margin. A prolonged transition from a backwardated market to a contango market (essentially a market that is neither in pronounced backwardation or contango) represents the most difficult environment for our gathering, marketing, storage and terminalling activities. When the market is in contango, we will use our tankage to improve our gathering margins by storing crude we have purchased for delivery in future months that are selling at a higher price. In a backwardated market, we use and lease less storage capacity but increased marketing margins provide an offset to this reduced cash flow. We believe that the combination of our terminalling and storage activities and gathering and marketing activities provides a counter-cyclical balance that has a stabilizing effect on our operations and cash flow. References to counter-cyclical balance elsewhere in this report are referring to this relationship between our terminalling and storage activities and our gathering and marketing activities in transitioning crude oil markets.

  As use of the financial markets for crude oil has increased by producers, refiners, utilities, other users of energy and trading entities, risk management strategies, including those involving price hedges using NYMEX futures contracts and derivatives, have become increasingly important in creating and maintaining margins. Such hedging techniques require significant resources dedicated to managing these positions. Our risk management policies and procedures are designed to monitor both NYMEX and over-the-counter positions and physical volumes, grades, locations and delivery schedules to ensure that our hedging activities are implemented in accordance with such policies. We have a risk management function that has direct responsibility and authority for our risk policies and our trading controls and procedures and certain other aspects of corporate risk management.

  Our policy is to purchase only crude oil for which we have a market, and to structure our sales contracts so that crude oil price fluctuations do not materially affect the gross margin we receive. Except for inventory transactions not to exceed 500,000 barrels, we do not acquire and hold crude oil futures contracts or other derivative products for the purpose of speculating on crude oil price changes that might expose us to indeterminable losses.

  As a result of production and delivery variances associated with our lease purchase activities, from time to time we experience net unbalanced positions. In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our core business, we engage in this controlled trading program for up to 500,000 barrels. This activity is monitored independently by our risk management function and must take place within predefined limits and authorizations. In order to hedge margins involving our physical assets and manage risks associated with our crude oil purchase and sale obligations we use derivative instruments, including futures and over-the-counter instruments. In analyzing our risk management activities, we draw a distinction between enterprise-level risks and trading-related risks. Enterprise-level risks are those that underlie our core businesses and may be
managed based on whether there is value in doing so.   Conversely, trading-
related risks (the risks involved in trading in the hopes of generating an increased return) are not inherent in the core business; rather, the risks arise as a result of engaging in the trading activity. We have a Risk Management Committee that approves all new risk management strategies through a formal process. With the partial exception of the limited program not to exceed 500,000 barrels, our approved strategies are intended to mitigate enterprise-level risks that are inherent in our core businesses of gathering and marketing and storage.

  Although the intent of our risk-management strategies is to hedge our margin, not all of our derivatives qualify for hedge accounting. In such instances, changes in the fair values of these derivatives will receive mark-to-market treatment in current earnings, and result in greater potential for earnings volatility than in the past. This accounting treatment is discussed further under Notes 2 and 9 of "Notes to Consolidated Financial Statements".

GEOGRAPHIC DATA

  Prior to 2001, all of our revenues were derived from, and our assets located in, the United States. During 2001, we expanded into Canada. See "--Acquisitions and Dispositions." Set forth below is a table of 2001 revenues and long-lived assets attributable to these geographic areas (in thousands):

      REVENUES
        United States                      $6,149,788
        Canada                             $  718,427

      LONG-LIVED ASSETS
        United States                      $  567,551
        Canada                             $  188,207

OPERATING ACTIVITIES

  For information with respect to our pipeline activities and terminalling and storage and gathering and marketing activities, see "--Pipeline Operations", "-- Terminalling, Storage, Marketing and Gathering Operations" and Note 16 in the Notes to Consolidated Financial Statements appearing elsewhere in this report.

CUSTOMERS

  Customers accounting for more than 10% of sales for the periods indicated are as follows:

                                                          PERCENTAGE
                                                    YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                  2001       2000         1999
                                                  ----       ----         ----

        Marathon Ashland Petroleum                 11%        12%          -
        Sempra Energy Trading Corporation           -          -          22%
        Koch Oil Company                            -          -          19%

  All of the customers above pertain to our marketing, gathering, terminalling and storage segment. We believe that the loss of the customer included above for 2001 would have only a short-term impact on our operating results. There can be no assurance, however, that we would be able to identify and access a replacement market at comparable margins.

COMPETITION

  Competition among pipelines is based primarily on transportation charges, access to producing areas and demand for the crude oil by end users. We believe that high capital requirements, environmental considerations and the difficulty in acquiring rights of way and related permits make it unlikely that competing pipeline systems comparable in size and scope to our pipeline systems will be built in the foreseeable future. However, to the extent there are already third-party owned pipelines with excess capacity in the vicinity of our operations, we will be exposed to significant competition based on the incremental cost of moving an incremental barrel of crude oil.

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

REGULATION

  Our operations are subject to extensive regulations. Many federal, state, provincial and local departments and agencies are authorized by statute to issue and have issued laws and regulations binding on the oil pipeline industry and its individual participants. The failure to comply with such rules and regulations can result in substantial penalties. The regulatory burden on the oil pipeline industry increases our cost of doing business and, consequently, affects our profitability. However, we do not believe that we are affected in a significantly different manner by these laws and regulations than are our competitors. Due to the myriad of complex federal, state, provincial and local regulations that may affect us, directly or indirectly, you should not rely on the following discussion of certain laws and regulations as an exhaustive review of all regulatory considerations affecting our operations.

 Pipeline Regulation

  Our petroleum pipelines in the United States are subject to regulation by the U.S. Department of Transportation ("DOT") with respect to the design, installation, testing, construction, operation, replacement, and management of pipeline facilities. In addition, we must permit access to and copying of records, and must make certain reports available and provide information as required by the Secretary of Transportation. Comparable regulation exists in some states in which we conduct intrastate common carrier or private pipeline operations.

  Pipeline safety issues are currently receiving significant attention in various political and administrative arenas at both the state and federal levels. For example, recent federal rule changes require pipeline operators to:
(i) develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities, and (ii) establish pipeline integrity management programs. In particular, during 2000, the DOT adopted new regulations requiring operators of interstate pipelines to develop and follow an integrity management program that provides for continual assessment of the integrity of all pipeline segments that could affect so-called "high consequence areas", including high population areas, drinking water areas and ecological resource areas that are unusually sensitive to environmental damage from a pipeline release, and commercially navigable waterways. Segments of our pipelines are located in high consequence areas. Under this new rule, we are required to evaluate pipeline conditions by means of periodic internal inspection, pressure testing, or other equally effective assessment means and to correct identified anomalies. If, as a result of our evaluation process, we determine that there is a need to provide further protection to high consequence areas, then we will be required to implement additional prevention and mitigation risk control measures for our pipelines, including enhanced damage prevention programs, corrosion control program improvements, leak detection system enhancements, installation of emergency flow restricting devices, and emergency preparedness improvements. Under this new rule, we will also be required to evaluate and, as necessary, improve our management and analysis processes for integrating available integrity-related data relating to our pipeline segments and to remediate potential problems found as a result of the required assessment and evaluation process. Based on currently available information, our preliminary estimate of the costs to implement this program over the next five years ranges between $5 million and $10 million. Although we believe that our pipeline operations are in substantial compliance with applicable Pipeline Safety Act requirements, these developments renew the prospect of incurring significant expenses if additional safety requirements are imposed that exceed our current pipeline control system capabilities.

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

  State Regulation. Our intrastate pipeline transportation activities are subject to various state laws and regulations, as well as orders of regulatory bodies.

  Canadian Regulation. The Partnership's Canadian pipeline assets are subject to regulation by the National Energy Board and by provincial agencies in Saskatchewan and Alberta. With respect to a pipeline over which it has jurisdiction, each of these agencies has the power, upon application by a third party, to determine the rates we are allowed to charge for transportation on such pipeline. In such circumstances, if the relevant regulatory agency determines that the applicable terms and conditions of service are not just and reasonable, the agency can amend the offending provisions of an existing transportation contract.

  Energy Policy Act of 1992 and Subsequent Developments. In October 1992, Congress passed the Energy Policy Act of 1992 (the "Act"), which among other things, required the FERC to issue rules establishing a simplified and generally applicable ratemaking methodology for petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. The FERC responded to this mandate by issuing several orders, including Order No. 561. Beginning January 1, 1995, Order No. 561 enables petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. Rate increases made pursuant to the indexing methodology are subject to protest, but such protests must show that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline's increase in costs. If the indexing methodology results in a reduced ceiling level that is lower than a pipeline's filed rate, Order No. 561 requires the pipeline to reduce its rate to comply with the lower ceiling. A pipeline must, as a general rule, utilize the indexing methodology to change its rates. The FERC, however, retained cost-of-service ratemaking, market-based rates, and settlement as alternatives to the indexing approach, which alternatives may be used in certain specified circumstances.

  The Act deemed petroleum pipeline rates in effect for the 365-day period ending on the date of enactment of the Act or that were in effect on the 365th day preceding enactment and had not been subject to complaint, protest or investigation during the 365-day period to be just and reasonable under the Interstate Commerce Act. Generally, complaints against such "grandfathered" rates may only be pursued if the complainant can show that a substantial change has occurred since enactment in either the economic circumstances or the nature of the services which were a basis for the rate or that a provision of the tariff is unduly discriminatory or preferential.

  In a proceeding involving Lakehead Pipe Line Company, Limited Partnership (Opinion No. 397), FERC concluded that there should not be a corporate income tax allowance built into a petroleum pipeline's rates to reflect income attributable to noncorporate partners since noncorporate partners, unlike corporate partners, do not pay a corporate income tax. On January 13, 1999, the FERC issued Opinion No. 435 in a proceeding involving SFPP, L.P., which, among other things, affirmed Opinion No. 397's determination that there should not be a corporate income tax allowance built into a petroleum pipeline's rates to reflect income attributable to noncorporate partners. On rehearing, the FERC affirmed its position; however, additional rehearing requests on other matters remain pending. Petitions for review of Opinion No. 435 and subsequent FERC opinions in the case are before the D.C. Circuit Court of Appeals, but are being held in abeyance pending FERC action on the remaining rehearing requests. Once the rehearing process is completed, the FERC's position on the income tax allowance and on other rate issues could be subject to judicial review.

  Our Pipelines. The FERC generally has not investigated rates on its own initiative when those rates have not been the subject of a protest or complaint by a shipper. Substantially all of our gross margins on transportation are produced by rates that are either grandfathered or set by agreement of the parties. Rates for OCS crude are set by transportation agreements with shippers that do not expire until 2007 and provide for a minimum tariff with annual escalation. The FERC has twice approved the agreed OCS rates, although application of the indexing method would have required their reduction. When these OCS agreements expire in 2007, they will be subject to renegotiation or to any of the other methods for establishing rates under Order No. 561. As a result, we believe that the rates now in effect can be sustained, although no assurance can be given that the rates currently charged would ultimately be upheld if challenged. In addition, we do not believe that an adverse determination on the tax allowance issue in the SFPP, L.P. proceeding would have a detrimental impact upon our current rates.

 Trucking Regulation

  We operate a fleet of trucks to transport crude oil and oilfield materials as a private, contract and common carrier. We are licensed to perform both intrastate and interstate motor carrier services. As a motor carrier, we are subject to certain safety regulations issued by the Department of Transportation. The trucking regulations cover, among other things, driver operations, maintaining log books, truck manifest preparations, the placement of safety placards on the trucks and trailer vehicles, drug and alcohol testing, safety of operation and equipment, and many other aspects of truck operations. We are also subject to the Occupational Safety and Health Act, as amended ("OSHA"), with respect to our trucking operations.

  The Partnership's trucking assets in Canada are subject to regulation by provincial agencies in the provinces in which they are operated. These regulatory agencies do not set freight rates, but do establish and administer rules and regulations relating to other matters including equipment and driver licensing, equipment inspection, hazardous materials and safety.

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

 Water

  The Oil Pollution Act, as amended ("OPA"), was enacted in 1990 and amends provisions of the Federal Water Pollution Control Act of 1972, as amended ("FWPCA"), and other statutes as they pertain to prevention and response to oil spills. The OPA subjects owners of facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages, and certain other consequences of an oil spill, where such spill is into navigable waters, along shorelines or in the exclusive economic zone of the U.S. The OPA establishes a liability for onshore facilities of $350.0 million; however, a party cannot take advantage of this liability limit if the spill is caused by gross negligence or willful misconduct or resulted from a violation of a federal safety, construction, or operating regulation. If a party fails to report a spill or cooperate in the cleanup, the liability limits likewise do not apply. In the event of an oil spill into navigable waters, substantial liabilities could be imposed upon us. States in which we operate have also enacted similar laws. Regulations have been or are currently being developed under OPA and state laws that may also impose additional regulatory burdens on our operations. We believe that we are in substantial compliance with applicable OPA requirements.

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

  Amendments to the Federal Clean Air Act enacted in late 1990 (the "1990 Federal Clean Air Act Amendments") as well as recent or soon to be adopted changes to state implementation plans for controlling air emissions in regional non-attainment areas require or will require most industrial operations in the U.S. to incur capital expenditures in order to meet air emission control standards developed by the U.S. Environmental Protection Agency (the "EPA") and state environmental agencies. In addition, the 1990 Federal Clean Air Act Amendments include a new operating permit for major sources ("Title V permits"), which applies to some of our facilities. We will be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with obtaining or maintaining permits and approvals addressing air emission related issues. Although we can give no assurances, we believe implementation of the 1990 Federal Clean Air Act Amendments will not have a material adverse effect on our financial condition or results of operations.

 Solid Waste

  We generate wastes, including hazardous wastes, that are subject to the requirements of the federal Resource Conservation and Recovery Act ("RCRA"), and comparable state statutes. The EPA is considering the adoption of stricter disposal standards for non-hazardous wastes, including oil and gas wastes. We are not currently required to comply with a substantial portion of the RCRA requirements because our operations generate minimal quantities of hazardous wastes. However, it is possible that additional wastes, which could include wastes currently generated as non-hazardous wastes during operations, will in the future be designated as "hazardous wastes". Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Such changes in the regulations could result in additional capital expenditures or operating expenses for us as well as the industry in general.

 Hazardous Substances

  The Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), also known as "Superfund", and comparable state laws impose liability, without regard to fault or the legality of the original act, on certain classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the owner or operator of the site or sites where the release occurred and companies that disposed of, or arranged for the disposal of, the hazardous substances found at the site. Under CERCLA, such persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we may generate waste that falls within CERCLA's definition of a "hazardous substance". We may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites at which such hazardous substances have been disposed of or released into the environment.

  We currently own or lease, and have in the past owned or leased, properties where hydrocarbons are being or have been handled. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater) or to perform remedial plugging operations to prevent future contamination. We are currently involved in remediation activities at a number of sites, which involve potentially significant expense. See "--Environmental Remediation".

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

 Hazardous Materials Transportation Requirements

  The DOT regulations affecting pipeline safety require pipeline operators to implement measures designed to reduce the environmental impact of oil discharge from onshore oil pipelines. These regulations require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. In addition, DOT regulations contain detailed specifications for pipeline operation and maintenance. We believe our operations are in substantial compliance with such regulations. See "--Pipeline Regulation".

ENVIRONMENTAL REMEDIATION

  In connection with our acquisition of Scurlock Permian, we identified a number of areas of potential environmental exposure. Under the terms of our acquisition agreement, Marathon Ashland is fully indemnifying us for areas of environmental exposure which were identified at the time of the acquisition, including any and all liabilities associated with two superfund sites at which it is alleged Scurlock Permian deposited waste oils as well as any potential liability for hydrocarbon soil and water contamination at a number of Scurlock Permian facilities. For environmental liabilities which were not identified at the time of the acquisition but which occurred prior to the closing, we have agreed to pay the costs relating to matters that are under $25,000. Our liabilities relating to matters discovered prior to May 2003 and that exceed $25,000, is currently limited to an aggregate of $0.5 million, with Marathon Ashland indemnifying us for any excess amounts. Marathon Ashland's indemnification obligations for identified sites extend indefinitely while its obligations for non-identified sites extend to matters discovered within four years of the date of acquisition (May 12, 1999) of Scurlock Permian. While we do not believe that our liability, if any, for environmental contamination associated with our Scurlock Permian assets will be material, there can be no assurance in that regard. In any event, should we be found liable, we believe that our indemnification from Marathon Ashland should prevent such liability from having a material adverse effect on our financial condition, results of operations or cash flows.

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

  From 1994 to 1997 (prior to our acquisition in 1999), our Venice, Louisiana terminal experienced several releases of crude oil and jet fuel into the soil. The Louisiana Department of Environmental Quality has been notified of the releases. Marathon Ashland has performed some soil remediation related to the releases and retained liability for these conditions. The extent of the contamination at the sites is uncertain and there is a potential for groundwater contamination. We do not expect expenditures related to this terminal to be material, although we can provide no assurances in that regard.

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

OPERATIONAL HAZARDS AND INSURANCE

  A pipeline, terminal or other facilities may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain insurance of various types that we consider to be adequate to cover our operations and properties. The insurance covers all of our assets in amounts considered reasonable. The insurance policies are subject to deductibles that we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating pipelines, terminals and other facilities, including the potential loss of significant revenues. Consistent with insurance coverage generally available to the industry, our insurance policies provide limited coverage for losses or liabilities relating to pollution, with broader coverage for sudden and accidental occurrences. The events of September 11 and their overall effect on the insurance industry may have a general adverse impact on availability and cost of coverage. We currently maintain insurance for acts of terrorism on the majority of our assets and operations. Many of our current policies expire on June 1, 2002. Due to the events of September 11, 2001, we believe that many insurers will exclude acts of terrorism from future insurance policies or make the cost for this coverage prohibitive.

  Since the terrorist attacks, the United States Government has issued warnings that energy assets (including our nation's pipeline infrastructure) may be a future target of terrorist organizations. These developments expose our operations and assets to increased risks. Any future terrorist attacks on our facilities, those of our customers and, in some cases, those of our competitors, could have a material adverse effect on our business.

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

TITLE TO PROPERTIES

  Substantially all of our pipelines are constructed on rights-of-way granted by the apparent record owners of such property and in some instances the rights-of-way are revocable at the election of the grantor. In many instances, lands over which rights-of-way have been obtained are subject to prior liens that have not been subordinated to the right-of-way grants. In some cases, not all of the apparent record owners have joined in the right-of-way grants, but in substantially all such cases, signatures of the owners of majority interests have been obtained. We have obtained permits from public authorities to cross over or under, or to lay facilities in or along water courses, county roads, municipal streets and state highways, and in some instances, the permits are revocable at the election of the grantor. We have also obtained permits from railroad companies to cross over or under lands or rights-of-way, many of which are also revocable at the grantor's election. In some cases, property for pipeline purposes was purchased in fee. All of the pump stations are located on property owned in fee or property under long-term leases. In certain states and under certain circumstances, we have the right of eminent domain to acquire rights-of-way and lands necessary for our common carrier pipelines.

  Some of the leases, easements, rights-of-way, permits and licenses transferred to us, upon our formation in 1998 and in connection with acquisitions we have made since that time, required the consent of the grantor to transfer such rights, which in certain instances is a governmental entity. We believe that we have obtained the third-party consents, permits and authorizations as are sufficient for the transfer to us of the assets necessary for us to operate our business in all material respects as described in this report. With respect to any consents, permits or authorizations that have not yet been obtained, we believe that the consents, permits or authorizations will be obtained within a reasonable period, or that the failure to obtain the consents, permits or authorizations will have no material adverse effect on the operation of our business.

  We believe that we have satisfactory title to all of our assets. Although title to such properties are subject to encumbrances in certain cases, such as customary interests generally retained in connection with acquisition of real property, liens related to environmental liabilities associated with historical operations, liens for current taxes and other burdens and minor easements, restrictions and other encumbrances to which the underlying properties were subject at the time of acquisition by our predecessor or us, we believe that none of such burdens will materially detract from the value of such properties or from our interest therein or will materially interfere with their use in the operation of our business.

EMPLOYEES

  To carry out our operations, our general partner or its affiliates employed approximately 1,000 employees at December 31, 2001. None of the employees of our general partner were represented by labor unions, and our general partner considers its employee relations to be good.

SUMMARY OF TAX CONSIDERATIONS

  The tax consequences of ownership of common units depends in part on the owner's individual tax circumstances. However, the following is a brief summary of material tax consequences of owning and disposing of common units.

 Partnership Status; Cash Distributions

  We are classified for federal income tax purposes as a partnership based upon our meeting certain requirements imposed by the Internal Revenue Code (the "Code") which we must meet each year. The owners of common units are considered partners in the partnership so long as they do not loan their common units to others to cover short sales or otherwise dispose of those units. Accordingly, we pay no federal income taxes, and a common unitholder is required to report on the unitholder's federal income tax return the unitholder's share of our income, gains, losses and deductions. In general, cash distributions to a common unitholder are taxable only if, and to the extent that, they exceed the tax basis in the common units held.

PARTNERSHIP ALLOCATIONS

  In general, our income and loss is allocated to the general partner and the unitholders for each taxable year in accordance with their respective percentage interests in the partnership (including, with respect to the general partner, its incentive distribution right), as determined annually and prorated on a monthly basis and subsequently apportioned among the general partner and the unitholders of record as of the opening of the first business day of the month to which they relate, even though unitholders may dispose of their units during the month in question. A unitholder is required to take into account, in determining federal income tax liability, the unitholder's share of income generated by us for each taxable year of the partnership ending within or with the unitholder's taxable year, even if cash distributions are not made to the unitholder. As a consequence, a unitholder's share of our taxable income (and possibly the income tax payable by the unitholder with respect to such income) may exceed the cash actually distributed to the unitholder by us. At any time distributions are made on the common units in excess of distributions on the subordinated units, or incentive distributions are made to the general partner, gross income will be allocated to the recipient to the extent of those distributions.

 Basis of Common Units

  A unitholder's initial tax basis for a common unit is generally the amount paid for the common unit. A unitholder's basis is generally increased by the unitholder's share of our income and decreased by the unitholder's share of our losses and distributions.

 Limitations on Deductibility of Partnership Losses

  In the case of taxpayers subject to the passive loss rules (generally, individuals and closely held corporations), any partnership losses are only available to offset future income generated by us and cannot be used to offset income from other activities, including passive activities or investments. Any losses unused by virtue of the passive loss rules may be fully deducted if the unitholder disposes of all of the unitholder's common units in a taxable transaction with an unrelated party.

 Section 754 Election

  We have made the election provided for by Section 754 of the Code, which will generally result in a unitholder being allocated income and deductions calculated by reference to the portion of the unitholder's purchase price attributable to each asset of the partnership.

 Disposition of Common Units

  A unitholder who sells common units will recognize gain or loss equal to the difference between the amount realized and the adjusted tax basis of those common units. A unitholder may not be able to trace basis to particular common units for this purpose. Thus, distributions of cash from us to a unitholder in excess of the income allocated to the unitholder will, in effect, become taxable income if the unitholder sells the common units at a price greater than the unitholder's adjusted tax basis even if the price is less than the unitholder's original cost. A portion of the amount realized (whether or not representing gain) will be ordinary income.

 Foreign, State, Local and Other Tax Considerations

  In addition to federal income taxes, unitholders will likely be subject to other taxes, such as foreign, state and local income taxes, unincorporated business taxes, and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which a unitholder resides or in which we do business or own property. We own property and conduct business in five provinces in Canada as well as in most states in the United States. All but four of those states and all of the provinces currently impose a personal income tax that would generally require a unitholder to file a return and pay taxes in that state or province, as well as in Canada. Of the states in which we primarily do business, only Texas does not have a personal income tax. In certain states, tax losses may not produce a tax benefit in the year incurred (if, for example, we have no income from sources within that state) and also may not be available to offset income in subsequent taxable years. Some states may require us, or we may elect, to withhold a percentage of income from amounts to be distributed to a unitholder. Withholding, the amount of which may be more or less than a particular unitholder's income tax liability owed to the state, may not relieve the nonresident unitholder from the obligation to file an income tax return. Amounts withheld may be treated as if distributed to unitholders for purposes of determining the amounts distributed by us.

  It is the responsibility of each prospective unitholder to investigate the legal and tax consequences, under the laws of Canada and those states and localities, of the unitholder's investment in us. Further, it is the responsibility of each unitholder to file all U.S. federal, Canadian, state and local tax returns that may be required of the unitholder.

 Ownership of Common Units by Tax-Exempt Organizations and Certain Other
 Investors

  An investment in common units by tax-exempt organizations (including IRAs and other retirement plans), regulated investment companies (mutual funds) and foreign persons raises issues unique to such persons. Virtually all of our income allocated to a unitholder that is a tax-exempt organization is unrelated business taxable income and, thus, is taxable to such a unitholder. Furthermore, no significant amount of our gross income is qualifying income for purposes of determining whether a unitholder will qualify as a regulated investment company, and a unitholder who is a nonresident alien, foreign corporation or other foreign person is regarded as being engaged in a trade or business in the United States as a result of ownership of a common unit and, thus, is required to file federal income tax returns and to pay tax on the unitholder's share of our taxable income. Finally, distributions to foreign unitholders are subject to federal income tax withholding.

 Tax Shelter Registration

  The Code generally requires that "tax shelters" be registered with the Secretary of the Treasury. We are registered as a tax shelter with the Secretary of the Treasury. Our tax shelter registration number is 99061000009. Issuance of the registration number does not indicate that an investment in the partnership or the claimed tax benefits has been reviewed, examined or approved by the IRS.

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

  Normally, as we purchase crude oil, we establish a margin by selling crude oil for physical delivery to third parties, or by entering into future delivery obligations with respect to futures contracts. The employee in question violated our policy of maintaining a substantially balanced position between purchases and sales (or future delivery obligations) by negotiating one side of a transaction without negotiating the other, leaving the position "open". The trader concealed his activities by hiding open trading positions, by rolling open positions forward using off-market, inter-month transactions, and by providing to counter-parties forged documents that purported to authorize such transactions. An "inter-month" transaction is one in which the receipt and delivery of crude oil are scheduled in different months. An "off-market" transaction is one in which the price is higher or lower than the prices available in the market on the day of the transaction. By matching one side of an inter-month transaction with an open position, and using off-market pricing to match the pricing of the open position, the trader could present documentation showing both a purchase and a sale, creating the impression of compliance with our policy. The offsetting side of the inter-month transaction became a new, hidden open position.

 Investigation; Enhancement of Procedures

  Upon discovery of the violation and related losses, we engaged an outside law firm to lead the investigation of the unauthorized trading activities. The law firm retained specialists from an independent accounting firm to assist in the investigation. In parallel effort with the investigation mentioned above, the role of the accounting firm specialists was expanded to include reviewing and making recommendations for enhancement of our systems, policies and procedures. As a result, we have developed and adopted a new written policy document and manual of procedures designed to enhance our processes and procedures and improve our ability to detect any activity that might occur at an early stage. See "Terminalling, Storage, Marketing and Gathering Operations--Crude Oil Volatility; Counter-Cyclical Balance; Risk Management."

  To specifically address the methods used by the trader to conceal the unauthorized trading, in January 2000, we sent a notice to each of our material counter-parties that no person at Plains All American Pipeline, L.P. was authorized to enter into off-market transactions. In addition, we have taken the following actions:

.. We have communicated our hedging and trading strategies and risk tolerance to our traders by more clearly and specifically defining approved strategies and risk limits in our written procedures.

.. The new procedures require (i) more comprehensive and frequent reporting that will allow our officers to evaluate risk positions in greater detail, and
   (ii) enhanced procedures to check compliance with these reporting requirements and to confirm that trading activity was conducted within guidelines.

.. The procedures provide a system to educate each employee who is involved, directly or indirectly, in our crude oil transaction activities with respect to policies and procedures, and impose an obligation to notify the Risk Manager directly of any questionable transactions or failure of others to adhere to the policies, practices and procedures.

.. Finally, following notification to each of our material counter-parties that off-market trading is against our policy and that any written evidence to the contrary is unauthorized and false, the Risk Manager and our other representatives have also communicated our policies and enhanced procedures to our counter-parties to advise them of the information we will routinely require from them to assure timely recording and confirmation of trades.

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

  In December 1999, we executed amended credit facilities and obtained default waivers from all of our lenders. We paid approximately $13.7 million to our lenders in connection with the amended credit facilities. In connection with the amendments, our former general partner loaned us approximately $114.0 million.

  On May 8, 2000, we entered into new bank credit agreements to refinance our existing bank debt and repay the $114.0 million owed to our former general partner. The new bank credit agreements also provided us with additional flexibility for working capital, capital expenditures and other general corporate purposes. At closing, we had $256.0 million outstanding under a senior secured revolving credit facility. We also had at closing letters of credit of approximately $173.8 million and borrowings of approximately $20.3 million outstanding under a separate senior secured letter of credit and borrowing facility. We have since refinanced the bank credit facilities we entered into on May 8, 2000. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources".

  In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost of letters of credit increased under our credit facility. Some of our purchase contracts were terminated. For the year 2001, we believe that the effects of the loss on our cost of credit and operations were minimal and the requirement for us to issue letters of credit has reduced to levels lower than existed before the unauthorized trading loss.

  After the public announcement of the trading losses, class action lawsuits were filed against us and Plains Resources. Derivative lawsuits have also been filed in the United States District Court for the Southern District of Texas and the Delaware Chancery Court, Newcastle County. All of the cases have been settled or are in the process of being settled. See Item 3. "Legal Proceedings".

ITEM 3.  LEGAL PROCEEDINGS

  Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, L.P., et al. The suit alleged that Plains All American and certain of our former general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases were filed in the Southern District of Texas, some of which named our former general partner and Plains Resources as additional defendants. All of the federal securities claims were consolidated into two actions. The first consolidated action is that filed by purchasers of Plains Resources' common stock and options, and is captioned Koplovitz v. Plains Resources Inc., et al. The second consolidated action is that filed by purchasers of our common units, and is captioned Di Giacomo v. Plains All American Pipeline, L.P., et al. Plaintiffs alleged that the defendants were liable for securities fraud violations under Rule 10b-5 and Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

  We and Plains Resources reached an agreement with representatives for the plaintiffs for the settlement of all of the class actions, and in January 2001, we deposited approximately $30.0 million under the terms of the settlement agreement. The total cost of the settlement to us and Plains Resources, including interest and expenses and after insurance reimbursements, was $14.9 million. Of that amount, $1.0 million was allocated to Plains Resources by agreement between special independent committees of the board of directors of our former general partner and the board of directors of Plains Resources. All such amounts were reflected in our financial statements at December 31, 2000. The settlement was approved by the court on December 19, 2001. The order became final on January 18, 2002. The settlement agreement does not affect the Texas Derivative Litigation and Delaware Derivative Litigation described below.

  Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named our former general partner, its directors and certain of its officers as defendants, and allege that the defendants breached the fiduciary duties that they owed to Plains All American Pipeline, L.P. and its unitholders by failing to monitor properly the activities of its employees. The court consolidated all of the cases under the caption In Re Plains All American Inc. Shareholders Litigation, and has designated the complaint filed in Susser v. Plains All American Inc. as the complaint in the consolidated action.

  The plaintiffs in the Delaware derivative litigation seek, among other things, to cause the defendants to account for all losses and damages allegedly sustained by Plains All American from the unauthorized trading losses; to establish and maintain effective internal controls ensuring that our affiliates and persons responsible for our affairs do not engage in wrongful practices detrimental to Plains All American; and to pay for the plaintiffs' costs and expenses in the litigation, including reasonable attorneys' fees, accountants' fees and experts' fees.

  We have reached an agreement in principle with the plaintiffs to settle the Delaware litigation for approximately $1.1 million. On March 6, 2002, the Delaware court approved the settlement.

  Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court of the Southern District of Texas entitled Fernandes v. Plains All American Inc., et al, naming our former general partner, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation, described above. We have reached an agreement in principle with the plaintiffs, subject to approval by the District Court, to settle the Texas litigation for approximately $112,500.

  Other. We, in the ordinary course of business, are a claimant and/or a defendant in various other legal proceedings. We do not believe that the outcome of these other legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this report.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON UNITS AND RELATED UNITHOLDER MATTERS

    The common units, excluding the Class B common units, are listed and traded on the New York Stock Exchange under the symbol "PAA". On March 15, 2002, the market price for the common units was $25.61 per unit and there were approximately 17,300 recordholders and beneficial owners (held in street name).

    The following table sets forth high and low sales prices for the common units as reported on the New York Stock Exchange Composite Tape, and the cash distributions paid per common unit for the periods indicated:


                             COMMON UNIT PRICE RANGE           CASH
                               HIGH           LOW         DISTRIBUTIONS
                             --------       --------      -------------
          2000
            1st Quarter      $  16.56       $  13.00        $  0.4500
            2nd Quarter         18.63          15.25           0.4625
            3rd Quarter         19.75          18.00           0.4625
            4th Quarter         20.06          18.00           0.4625

          2001
            1st Quarter      $  23.59       $  19.50        $  0.4750
            2nd Quarter         27.86          22.26           0.5000
            3rd Quarter         29.50          23.47           0.5125
            4th Quarter         27.46          24.76           0.5125

    The Class B common units are pari passu with common units with respect to quarterly distributions, and are convertible into common units upon approval of a majority of the common unitholders. The Class B unitholders may request that we call a meeting of common unitholders to consider approval of the conversion of Class B units into common units. If the approval of a conversion by the common unitholders is not obtained within 120 days of a request, each Class B unitholder will be entitled to receive distributions, on a per unit basis, equal to 110% of the amount of distributions paid on a common unit, with such distribution right increasing to 115% if such approval is not secured within 90 days after the end of the 120-day period. Except for the vote to approve the conversion, the Class B units have the same voting rights as the common units. As of March 15, 2002, there was one Class B unitholder. We have also issued and outstanding 10,029,619 subordinated units, for which there is no established public trading market.

 Cash Distribution Policy

    We distribute on a quarterly basis all of our available cash. Available cash generally means, for any of our fiscal quarters, all cash on hand at the end of the quarter less the amount of cash reserves that is necessary or appropriate in the reasonable discretion of our general partner to:

       .  provide for the proper conduct of our business;
       . comply with applicable law, any of our debt instruments or other agreements; or
       . provide funds for distributions to unitholders and our general partner for any one or more of the next four quarters.

    Minimum quarterly distributions are $0.45 for each full fiscal quarter. Distributions of available cash to the holders of subordinated units are subject to the prior rights of the holders of common units to receive the minimum quarterly distributions for each quarter during the subordination period, and to receive any arrearages in the distribution of minimum quarterly distributions on the common units for prior quarters during the subordination period. The subordination period will end if certain financial tests contained in the partnership agreement are met for three consecutive four-quarter periods (the "testing period"), but no sooner than December 31, 2003. During the first quarter after the end of the subordination period, all of the subordinated units will convert into Common Units. Early conversion of a portion of the subordinated units may occur if the testing period is satisfied before December 31, 2003. We have determined that the first four-quarter period of the testing period was satisfied as of September 30, 2001. Although we cannot give assurance in that regard, if we continue to meet the requirements, 25% of the subordinated units will convert into common units in the fourth quarter of 2003 and the remainder will convert in the first quarter of 2004. Our ability to meet these requirements is subject to a number of economic and operational contingencies. See "Management's Discussion and Analysis--Risk Factors Related to our Business" and "--Forward Looking Statements".

    In addition to distributions on its 2% general partner interest, our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement.

Under the quarterly incentive distribution provisions, generally our general partner is entitled to 15% of amounts we distribute in excess of $0.450 per unit, 25% of the amounts we distribute in excess of $0.495 per unit and 50% of amounts we distribute in excess of $0.675 per unit.

    Under the terms of our bank credit agreement and letter of credit and borrowing facility, we are prohibited from declaring or paying any distribution to unitholders if a default or event of default (as defined in such agreements) exists. See Item 7. "Management's Discussion and Analysis --Liquidity and Capital Resources".

ITEM 6.  SELECTED FINANCIAL AND OPERATING DATA

    On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of our predecessor (the midstream subsidiaries of Plains Resources). The historical financial information below for Plains All American Pipeline was derived from our audited consolidated financial statements as of December 31, 2001, 2000, 1999 and 1998, and for the years ended December 31, 2001, 2000 and 1999 and for the period from November 23, 1998, through December 31, 1998. The financial information below for our predecessor was derived from the audited combined financial statements of our predecessor, as of December 31, 1997, and for the period from January 1, 1998, through November 22, 1998, and for the year ended December 31, 1997, including the notes thereto. The operating data for all periods is derived from our records as well as those of our predecessor. Commencing April 1, 2001, July 1, 2001, and October 1, 2001, respectively, the results of operations of the Murphy, CANPET and Wapella acquisitions are included in our results of operations. Commencing May 1, 1999, the results of operations of the Scurlock Permian businesses are included in our results of operations. Commencing July 30, 1998, the results of operations of the All American Pipeline and the SJV Gathering System are included in the results of operations of our predecessor and Plains All American Pipeline. The selected financial data should be read in conjunction with the consolidated financial statements, including the notes thereto, included elsewhere in this report, and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                                                                                               PREDECESSOR
                                                                                                          -------------------------
                                                                                       NOVEMBER 23 TO    JANUARY 1 TO   YEAR ENDED
                                                YEAR ENDED DECEMBER 31,                 DECEMBER 31,     NOVEMBER 22,   DECEMBER 31,
                                       ---------------------------------------------   --------------    -----------    -----------
                                           2001            2000             1999            1998             1998           1997
                                       ------------     -----------     ------------   --------------    -----------    -----------
                                                                   (in thousands except per unit data)
STATEMENT OF OPERATIONS DATA:
Revenues                               $  6,868,215     $ 6,641,187     $ 10,910,423   $      398,918    $ 3,118,353    $ 2,815,278
Cost of sales and operations              6,720,970       6,506,504       10,800,109          391,419      3,087,372      2,802,798
Unauthorized trading losses
  and related expenses (1)                        -           6,963          166,440            2,400          4,700              -
Inventory valuation adjustment                4,984               -                -                -              -              -
                                       ------------     -----------     ------------   --------------    -----------    -----------
Gross margin                                142,261         127,720          (56,126)           5,099         26,281         12,480
                                       ------------     -----------     ------------   --------------    -----------    -----------
General and administrative
 expenses  (2)                               46,586          40,821           23,211              771          4,526          3,529
Depreciation and amortization                24,307          24,523           17,344            1,192          4,179          1,165
Restructuring expense                             -               -            1,410                -              -              -
                                       ------------     -----------     ------------   --------------    -----------    -----------
Total expenses                               70,893          65,344           41,965            1,963          8,705          4,694
                                       ------------     -----------     ------------   --------------    -----------    -----------
Operating income (loss)                      71,368          62,376          (98,091)           3,136         17,576          7,786
Interest expense                            (29,082)        (28,691)         (21,139)          (1,371)       (11,260)        (4,516)
Gain on sale of assets (3)                      984          48,188           16,457                -              -              -
Interest and other income (4)                   401          10,776              958               12            572            138
                                       ------------     -----------     ------------   --------------    -----------    -----------
Income (loss) before provision
 (benefit) in lieu of income
 taxes, extraordinary item and
 cumulative effect of accounting
 change                                      43,671          92,649         (101,815)           1,777          6,888          3,408
Provision (benefit) in lieu of
 income taxes                                     -               -                -                -          2,631          1,268
                                       ------------     -----------     ------------   --------------    -----------    -----------
Income (loss) before extraordinary
 item and cumulative effect of
 accounting change                     $     43,671     $    92,649     $   (101,815)  $        1,777    $     4,257    $     2,140
                                       ============     ===========     ============   ==============    ===========    ===========
Basic and diluted net income
 (loss) per limited partner unit
 before extraordinary item and
 cumulative effect of accounting
  change (5)                           $       1.12     $      2.64     $      (3.16)  $         0.06    $      0.25    $      0.12
                                       ============     ===========     ============   ==============    ===========    ===========
Weighted average number of
 limited partner  units outstanding          37,528          34,386           31,633           30,089         17,004         17,004
                                       ============     ===========     ============   ==============    ===========    ===========
                                                                                                 (table continued on following page)

                                                                                                               PREDECESSOR
                                                                                                          -------------------------
                                                                                       NOVEMBER 23 TO    JANUARY 1 TO   YEAR ENDED
                                                YEAR ENDED DECEMBER 31,                 DECEMBER 31,     NOVEMBER 22,   DECEMBER 31,
                                       ---------------------------------------------   --------------    -----------    -----------
                                           2001            2000             1999            1998             1998           1997
                                       ------------     -----------     ------------   --------------    -----------    -----------
                                                                   (in thousands except per unit data)
BALANCE SHEET DATA:
 (AT END OF PERIOD):
 Working capital (6)                   $     52,922     $    47,111      $    101,539   $       2,231            N/A    $     2,017
 Total assets                             1,261,251         885,801         1,223,037         607,186            N/A        149,619
 Related party debt - Long-term                   -               -           114,000               -            N/A         28,531
 Total debt (7)                             456,159         321,300           368,819         184,750            N/A         18,000
 Partners' capital                          402,797         213,999           192,973         270,543            N/A              -
 Combined equity                                  -               -                 -               -            N/A          5,975

OTHER DATA:
 Adjusted EBITDA (8)                   $    109,595     $   103,048      $     89,074   $       6,740    $    27,027    $     9,089
 Maintenance capital
  expenditures (9)                            3,401           1,785             1,741             200          1,508            678
 Net cash provided by (used in)
  operating activities (10)                 (29,953)        (33,511)          (71,245)          7,218         21,384        (12,869)
 Net cash provided by (used in)
  investing activities                     (249,491)        211,001          (186,093)         (3,089)      (399,611)        (1,854)
 Net cash provided by (used in)
  financing activities                      279,529        (227,832)          305,603           1,374        386,154         14,321

OPERATING DATA:
 Volumes (barrels per day)(11):
  All American
   Tariff (12)                               69,300          73,800           102,700         110,200        113,700            N/A
   Margin (13)                               60,600          60,000            54,100          50,900         49,100            N/A
  Canada                                    223,300             N/A               N/A             N/A            N/A            N/A
  Other                                     124,200         106,500            61,400               -              -            N/A
                                       ------------     -----------     -------------  --------------    -----------    -----------
   Total pipeline                           477,400         240,300           218,200         161,100        162,800            N/A
                                       ============     ===========     =============  ==============    ===========    ===========
  Lease gathering (14)                      375,300         262,600           264,700         126,200         87,100         71,400
  Bulk purchases (15)                        54,200          27,700           138,200         133,600         94,700         48,500
                                       ------------     -----------     -------------  --------------    -----------    -----------
   Total                                    429,500         290,300           402,900         259,800        181,800        119,900
                                       ============     ===========     =============  ==============    ===========    ===========
  Terminal throughput (16)                   99,000          67,000            83,300          61,900         81,400         76,700
                                       ============     ===========     =============  ==============    ===========    ===========

------------
(1) In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $174.0 million, including estimated associated costs and legal expenses of which $166.4 million and $7.1 million was recognized in 1999 and 1998, respectively. In 2000, we recognized an additional $7.0 million charge for litigation related to the unauthorized trading losses. See Items 1 and 2. "Business and Properties -- Unauthorized Trading Losses".
(2) General and administrative expenses for 2001 and 2000 include a $1.0 million charge and a $5.0 million charge, respectively, to reserve potentially uncollectible accounts receivable. Operating expenses for 2001 also include a similar charge of $2.0 million. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Results of Operations".
(3) In March 2000, we completed the sale of 5.2 million barrels of crude oil linefill from the All American Pipeline. We recognized gains of $28.1 million and $16.5 million in 2000 and 1999, respectively, in connection with that sale. We also sold a segment of the All American Pipeline to El Paso and recognized a gain of $20.1 million in the first quarter of 2000. See Items 1 and 2. "Business and Properties--Acquisitions and Dispositions -- All American Pipeline Linefill Sale and Asset Disposition".
(4) For the year ended December 31, 2000, this amount includes $9.7 million of previously deferred gains from terminated interest rate swaps recognized as a result of debt extinguishment.
(5) Basic and diluted net income (loss) per unit is computed by dividing the limited partners' interest in net income by the number of outstanding common and subordinated units. For periods prior to November 23, 1998, the number of units are equal to the common and subordinated units received by our former general partner in exchange for the assets contributed to the Partnership.
(6) At December 31, 1999, working capital includes $37.9 million of pipeline linefill and $103.6 million for the segment of the All American Pipeline that were both sold in the first quarter of 2000. See Items 1 and 2. "Business and Properties--Acquisitions and Dispositions--All American Pipeline Linefill Sale and Asset Disposition".
(7) Total debt in 1999 excludes related party debt. Total debt at December 31, 2001, includes an aggregate $100 million of short-term debt outstanding under our $200 million senior secured letter of credit and borrowing facility attributable to contango inventory purchases, which was repaid in January 2002 with proceeds from the sale of the inventory. We continuously use this facility for short-term borrowings of contango inventory purchases.
(8) EBITDA means earnings before interest expense, income taxes, depreciation and amortization. Adjusted EBITDA also excludes unauthorized trading losses, noncash compensation ($5.7 million, $3.1 million and $1.0 million in 2001, 2000 and 1999, respectively), restructuring expense, gains on the sales of assets, allowance for accounts receivable ($3.0 million in 2001 and $5.0 million in 2000), noncash inventory valuation adjustment, the impact on earnings of noncash SFAS 133 items, gain on early termination of interest rate swaps, and extraordinary loss from extinguishment of debt. Adjusted EBITDA is not a measurement presented in accordance with GAAP and is not intended to be used in lieu of GAAP presentations of results of operations and cash provided by operating activities. EBITDA is commonly used by debt holders and financial statement users as a measurement to determine the ability of an entity to meet its interest obligations.
(9) Maintenance capital expenditures are capital expenditures made to replace partially or fully depreciated assets to maintain the existing operating capacity of existing assets or extend their useful lives. Capital expenditures made to expand our existing capacity, whether through construction or acquisition, are not considered maintenance capital expenditures. Repair and maintenance expenditures associated with existing assets that do not extend the useful life or expand operating capacity are charged to expense as incurred.
(10) See Item 7. "Management's Discussion and Analysis--Liquidity and Capital Resources--Cash Flows" and "--Operating Activities" for a discussion of negative amounts in 2001, 2000 and 1999.
(11) Includes average daily volumes from acquisition effective dates, extrapolated for the full year in which the acquisitions were consummated.
(12) Represents crude oil deliveries on the All American Pipeline.
(13) Represents crude oil deliveries on the SJV Gathering System.
(14) Represents barrels of crude oil purchased at the wellhead, including volumes which were purchased under the Marketing Agreement.
(15) Represents barrels of crude oil purchased at collection points, terminals and pipelines.
(16) Represents total crude oil barrels delivered from the Cushing Terminal and the Ingleside Terminal.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion of our financial condition and results of our operations should be read in conjunction with our historical consolidated financial statements and accompanying notes. For more detailed information regarding the basis of presentation for the following financial information, see the notes to the historical consolidated financial statements.

OVERVIEW

    We were formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of our predecessor. We are a master limited partnership and conduct our operations through our wholly owned operating limited partnerships Plains Marketing, L.P., All American Pipeline, L.P. and Plains Marketing Canada, L.P.

    In May 2001, management and a group of financial investors entered into a transaction with Plains Resources to acquire control of our general partner and a majority of the outstanding subordinated units. The transaction closed in June 2001. As a result of this transaction, Plains Resources' ownership in the general partner was reduced from 100% to 44% and, combined with two equity offerings conducted in 2001, Plains Resources' overall effective ownership in the Partnership (which includes its ownership in common and subordinated units) was reduced from 55% to approximately 29%. See Item 12. "Security Ownership of Certain Beneficial Owners and Management". In addition, certain officers of the general partner who previously were also officers of Plains Resources terminated their affiliation with Plains Resources and as a result now devote 100% of their efforts to the management of the Partnership. In connection with the General Partner Transition, certain equity interests previously granted to management and outside directors vested, resulting in a charge to the Partnership's income of approximately $6.1 million, of which Plains Resources funded approximately 94%.

    We are engaged in interstate and intrastate transportation, marketing and terminalling and storage of crude oil and marketing of liquefied petroleum gas.

    Pipeline Operations. Our activities from pipeline operations generally consist of transporting third-party volumes of crude oil for a fee, third party leases of pipeline capacity, barrel exchanges and buy/sell arrangements. We also utilize our pipelines in our merchant activities conducted under our gathering and marketing business. Utilization of our pipelines in our gathering and marketing business provides us with a competitive advantage over third party gatherers that do not have similarly located pipelines, because generally it costs less to transport crude oil on pipelines than alternative methods of transportation. Tariffs and other fees on our pipeline systems vary by receipt point and delivery point. The gross margin generated by our tariff and other fee-related activities depends on the volumes transported on the pipeline and the level of the tariff and other fees charged, as well as the fixed and variable costs of operating the pipeline. Gross margin from our pipeline capacity leases, barrel exchanges and buy/sell arrangements generally reflect a negotiated amount.

    Terminalling and Storage Activities and Gathering and Marketing Activities. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called "terminalling". Gross margin from terminalling and storage activities is dependent on the throughput volumes, the volume of crude oil stored and the level of fees generated from our terminalling and storage services. Gross margin from our gathering and marketing activities is dependent on our ability to sell crude oil at a price in excess of our aggregate cost. These operations are margin businesses, and are not directly affected by the absolute level of crude oil prices, but are affected by overall levels of supply and demand for crude oil and fluctuations in market-related indices.

    During periods when the demand for crude oil is weak on a relative basis (as was the case in the first quarter of 1999 and the last nine months of 2001), the market for crude oil is often in contango, meaning that the price of crude oil for future deliveries is higher than current prices. A contango market has a generally negative impact on marketing margins, but is favorable to the storage business, because storage owners at major trading locations (such as the Cushing Interchange) can simultaneously purchase production at current prices for storage and sell at higher prices for future delivery. When there is a higher demand than supply of crude oil in the near term, the market is backward, meaning that the price of crude oil for future deliveries is lower than current prices. A backward market has a positive impact on marketing margins because crude oil gatherers can capture a premium for prompt deliveries. In this environment, there is little incentive to store crude oil, as current prices are above future delivery prices. We believe that the combination of our terminalling and storage activities and gathering and marketing activities provides a counter-cyclical balance that has a stabilizing effect on our operations and cash flow.

    We establish a margin by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX.

Through these transactions, we establish on a monthly basis a position that is substantially balanced between crude oil purchases and sales and future delivery obligations. We purchase crude oil on both a fixed and floating price basis. As fixed price barrels are purchased, we enter into sales arrangements with refiners, trade partners or on the NYMEX, which establishes a margin and protects it against future price fluctuations. When floating price barrels are purchased, we match those contracts with similar type sales agreements with our customers, or likewise establish a hedge position using the NYMEX futures market. From time to time, we enter into arrangements that expose us to basis risk. Basis risk occurs when crude oil is purchased based on a crude oil specification and location that differs from the countervailing sales arrangement. In order to lock in profits involving our physical assets and to manage risks associated with our crude purchase obligations, we use derivative instruments. Except for pre-defined inventory positions as discussed below, our policy is to purchase only crude oil for which we have a market, and to structure our sales contracts so that crude oil price fluctuations do not materially affect the gross margin we receive. See Items 1 and 2., "Business and Properties--Crude Oil Volatility; Counter-Cyclical Balance; Risk
Management". In November 1999, we discovered that this policy was violated. See Items 1 and 2. "Business and Properties--Unauthorized Trading Losses" and "Unauthorized Trading Losses" below. Except for inventory transactions not to exceed 500,000 barrels, we do not acquire and hold crude oil futures contracts or other derivative products for the purpose of speculating on crude oil price changes that might expose us to indeterminable losses.

2001 ACQUISITIONS

    We completed a number of acquisitions in 2001 that impacted the results of operations discussed in this section. We continue to have an active acquisition program and have completed two acquisitions in 2002 as of March 15. See Items 1 and 2. "Business and Properties--Acquisitions and Dispositions".

 Wapella Pipeline System

    In December 2001, we consummated the acquisition of the Wapella Pipeline System from private investors for approximately $12.0 million, including transaction costs. The system is located in southeastern Saskatchewan and southwestern Manitoba. In 2001, the Wapella Pipeline System delivered approximately 11,000 barrels per day of crude oil to the Enbridge Pipeline at Cromer, Manitoba. The acquisition also includes approximately 21,500 barrels of crude oil storage capacity located along the system as well as a truck terminal.

    The Wapella acquisition was accounted for using the purchase method of accounting and the purchase price was allocated in accordance with Statement of Financial Accounting Standards ("SFAS") No. 141. The purchase price allocation is as follows (in thousands):

      Crude oil pipeline, gathering and
        terminal assets                           $  10,251
      Other property and equipment                    1,720
                                                  ---------
      Total                                       $  11,971
                                                  =========

 CANPET Energy Group Inc.

    In July 2001, we acquired the assets of CANPET Energy Group Inc. ("CANPET"), a Calgary-based Canadian crude oil and liquefied petroleum gas marketing company, for approximately $42.0 million plus excess inventory at the closing date of approximately $25.0 million. Approximately $24.0 million of the purchase price plus $25 million for the additional inventory was paid in cash at closing, and the remainder, which is subject to certain performance standards, will be paid in common units in April 2004, if such standards are met. At the time of the acquisition, CANPET's activities consisted of gathering approximately 75,000 barrels per day of crude oil and marketing an average of approximately 26,000 barrels per day of natural gas liquids. Assets acquired include a crude oil handling facility, a 130,000-barrel tank facility, LPG facilities, existing business relationships and working capital of approximately $8.6 million.

    The CANPET acquisition was accounted for using the purchase method of accounting and the purchase price was allocated in accordance with SFAS 141. The purchase price allocation (including transaction costs) is as follows (in thousands):

       Inventory                                         $29,708
       Goodwill                                            8,818
       Intangible assets (contracts)                         980
       Other assets, including debt issue costs            1,661
       Pipeline linefill                                   4,332
       Crude oil gathering and terminal
        assets                                             4,243
       Other property and equipment                          502
                                                         -------
       Total                                             $50,244
                                                         =======

 Murphy Oil Company Ltd. Midstream Operations

    In May 2001, we acquired substantially all of the Canadian crude oil pipeline, gathering, storage and terminalling assets of Murphy Oil Company Ltd. for approximately $161.0 million in cash, including financing and transaction costs. Initial financing for the acquisition was provided through borrowings under our bank credit facilities. The purchase included $6.5 million for excess inventory in the pipeline systems. The principal assets acquired include approximately 450 miles of crude oil and condensate mainlines (including dual lines on which condensate is shipped for blending purposes and blended crude is shipped in the opposite direction) and associated gathering and lateral lines, approximately 1.1 million barrels of crude oil storage and terminalling capacity located primarily in Kerrobert, Saskatchewan, approximately 254,000 barrels of pipeline linefill and tank inventories, an inactive 108-mile mainline system and 121 trailers used primarily for crude oil transportation. We have reactivated the 108-mile mainline system and began shipping volumes through that system in May of 2001.

    Murphy agreed to continue to transport production from fields previously delivering crude oil to these pipeline systems, under a long-term contract. At the time of acquisition, these volumes averaged approximately 11,000 barrels per day. Total volumes transported on the pipeline system in 2001 were approximately 223,000 barrels per day of light, medium and heavy crudes, as well as condensate.

    The Murphy acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated in accordance with APB 16. The purchase price allocation, as adjusted pursuant to the provisions of the purchase and sale agreement upon resolution of an outstanding pipeline tariff dispute, is as follows (in thousands):

       Crude oil pipeline, gathering and terminal
        assets                                           $145,106
       Pipeline linefill                                    7,602
       Net working capital items                            1,953
       Other property and equipment                           487
       Other assets, including debt issue costs               360
                                                         --------
       Total                                             $155,508
                                                         ========

UNAUTHORIZED TRADING LOSSES

  In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $174.0 million, which includes estimated associated costs and legal expenses. Approximately $7.1 million of the unauthorized trading losses was recognized in 1998 and the remainder in 1999. In 2000, we recognized an additional $7.0 million charge for litigation related to the unauthorized trading losses. See Items 1 and 2. "Business and Properties--Unauthorized Trading Losses" for a discussion of the unauthorized trading loss, its financial effects and the steps taken to prevent future violations of our trading policies. See also Item 3. "Legal Proceedings".

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from these estimates. The critical accounting policies that we have identified are discussed below.

 Depreciation and Amortization

   We calculate our depreciation and amortization based on estimated useful lives and salvage values of our assets. When assets are put into service, we make estimates with respect to useful lives that we believe are reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. In conjunction with the recent adoption of SFAS 141, we are required to determine the portion of goodwill or intangibles, relating to acquisitions after June 30, 2001, which have finite lives as opposed to indefinite lives. Intangibles with indefinite lives are not amortized but instead are periodically assessed for impairment. The impairment testing entails estimating future net cash flows relating to the asset, based on management's estimate of market conditions including pricing, demand, competition, operating costs and other factors. Intangibles with finite lives are amortized over the estimated useful life determined by management. Determining the amount of intangibles associated with an acquisition that relates to such items as relationships, contracts, and industry expertise involves professional judgment and is ultimately based on acquisition models and management's assessment of the value of the assets acquired.

 Allowance for Doubtful Accounts Receivable

   We routinely review our receivable balances to identify past due amounts and analyze the reasons such amounts have not been collected. In many instances, such uncollected amounts involve billing delays and discrepancies or disputes as to the appropriate price, volumes or quality of crude oil delivered, received or exchanged. We also attempt to monitor changes in the creditworthiness of our customers as a result of developments related to each customer, the industry as a whole and the general economy. Based on these analyses, we have established an allowance for doubtful accounts receivable and consider the reserve adequate.

 Revenue and Expense Accruals

   We routinely make accruals for both revenues and expenses due to the timing of compiling billing information, receiving third party information and reconciling our records with those of third parties. The delayed information includes, among other things, actual volumes of crude oil purchased, transported or sold, claims for employee medical insurance, and invoices for purchases and other operating expenses. In situations where we are required to make mark to market estimates pursuant to SFAS 133, the estimates of gains or losses at a particular period end do not reflect the end results of particular transactions, and will most likely not reflect the actual gain or loss at the conclusion of a transaction. We make accruals to reflect estimates for these items based on our internal records and information from third parties. We believe our estimates for these items are reasonable, but there is no assurance that actual amounts will not vary significantly from estimated amounts.

 Liability and Contingency Accruals

   We accrue reserves for contingent liabilities including, but not limited to, environmental remediation and potential legal claims. Accruals are made when our assessment indicates that it is probable that a liability has occurred and the amount of liability can be reasonably estimated. Our estimates are based on all known facts at the time and our assessment of the ultimate outcome. These estimates can be increased or decreased as additional information is obtained or resolution is achieved.

RESULTS OF OPERATIONS

 Analysis of Three Years Ended December 31, 2001

    Commencing April 1, July 1, and October 1, 2001, respectively, the results of operations of the Murphy, CANPET and Wapella acquisitions are included in our results of operations. The results of operations for the year ended December 31, 1999, include the results of the Scurlock acquisition effective May 1, 1999, and the West Texas Gathering System acquisition effective July 1, 1999.

    For 2001, we reported net income of $44.2 million on total revenue of $6.9 billion compared to net income for 2000 of $77.5 million on total revenue of $6.6 billion and a net loss for 1999 of $103.4 million on total revenue of $10.9 billion. Such results include the impacts of unusual, non-recurring or extraordinary items as follows:

 2001
       . a $6.1 million charge associated with the vesting of phantom partnership units primarily as a result of the General Partner Transition in June 2001. See Item 13. "Certain Relationships and Related Transactions--Transactions with Related Parties--Transactions Grant Agreements." The vesting had no effect on the number of units outstanding, as the units were satisfied out of units owned by Plains

          Resources. Approximately $5.7 million of the charge (included in general and administrative expenses) was noncash. This portion of the charge had no impact on equity as it was offset by a deemed capital contribution by our former general partner;
       . a $5.0 million noncash writedown of operating crude oil inventory in the fourth quarter of 2001 to reflect prices at December 31, 2001. During 2001, the price of crude oil traded on the NYMEX averaged $25.98 per barrel. At December 31, 2001, the NYMEX crude oil price was approximately 24% lower, or $19.84 per barrel. The Partnership uses the average cost method for recording inventory and the noncash writedown reflects the impact of a lower of cost or market valuation;
       . a $3.0 million reserve for potentially uncollectible accounts receivable; and
       .  a $1.0 million gain on the sale of excess communications equipment.

 2000
       .  a $28.1 million gain on the sale of crude oil linefill;
       . a $20.1 million gain on the sale of the segment of the All American Pipeline that extends from Emidio, California, to McCamey, Texas;
       . $9.7 million of previously deferred gains on interest rate swap terminations recognized due to the early extinguishment of debt;
       . an extraordinary loss of $15.1 million related to the early extinguishment of debt;
       . a $7.0 million charge for litigation related to the unauthorized trading losses;
       . a $5.0 million reserve for potentially uncollectible accounts receivable;
       . amortization of $4.6 million of debt issue costs associated with facilities put in place during the fourth quarter of 1999 subsequent to the unauthorized trading loss; and
       . $3.1 million of noncash compensation expense, attributable to the vesting of rights to receive phantom partnership units granted by an affiliate of Plains Resources. See Item 13. "Certain Relationships and Related Transactions--Transactions with Related Parties--Transaction Grant Agreements."

 1999
       .  $166.4 million of unauthorized trading losses;
       . a $16.5 million gain on the sale of crude oil linefill that was sold in 1999;
       .  restructuring expense of $1.4 million;
       . an extraordinary loss of $1.5 million related to the early extinguishment of debt; and
       . $1.0 million of noncash compensation expense attributable to the vesting of phantom partnership units as described for 2000 and 2001 above.

    Excluding the items listed above, we would have reported net income of $57.3 million, $54.4 million and $50.6 million for the years ended December 31, 2001, 2000 and 1999, respectively.

  The following table sets forth financial and operating information for the periods presented and includes the impact of the items discussed above (in thousands):

                                                                        YEAR ENDED DECEMBER 31,
                                                     -------------------------------------------------------
                                                         2001                  2000                 1999
                                                     ----------            ----------            -----------
OPERATING RESULTS:
 Revenues                                            $6,868,215            $6,641,187            $10,910,423
                                                     ==========            ==========            ===========
 Gross margin
  Pipeline                                           $   71,322            $   51,787            $    58,001
  Terminalling and storage
   and gathering and marketing                           75,923                82,896                 52,313
  Unauthorized trading losses                                 -                (6,963)              (166,440)
  Inventory valuation adjustment                         (4,984)                    -                      -
                                                     ----------            ----------            -----------
   Total                                                142,261               127,720                (56,126)
 General and administrative expense                     (46,586)              (40,821)               (23,211)
                                                     ----------            ----------            -----------
 Gross profit                                        $   95,675            $   86,899            $   (79,337)
                                                     ==========            ==========            ===========
 Extraordinary item and cumulative
  effect of accounting change                        $      508            $  (15,147)           $    (1,545)
                                                     ==========            ==========            ===========
 Net income (loss)                                   $   44,179            $   77,502            $  (103,360)
                                                     ==========            ==========            ===========
AVERAGE DAILY VOLUMES (BARRELS PER DAY)(1):
 Pipeline Activities:
  All American
   Tariff and fee activities                                 69                    74                    103
   Margin activities                                         61                    60                     54
  Canada                                                    223                     -                      -
  Other                                                     124                   107                     61
                                                     ----------            ----------            -----------
  Total                                                     477                   241                    218
                                                     ==========            ==========            ===========
 Lease gathering                                            375                   262                    265
 Bulk purchases                                              54                    28                    138
                                                     ----------            ----------            -----------
  Total                                                     429                   290                    403
                                                     ==========            ==========            ===========
 Terminal throughput                                         99                    67                     83
                                                     ==========            ==========            ===========
 Storage leased to third parties,
   monthly average volumes                                2,356                 1,657                  1,975
                                                     ==========            ==========            ===========

(1) Includes average daily volumes from acquisition effective dates, extrapolated for the full year in which acquisitions were consummated.

    Revenues. Total revenues were $6.9 billion, $6.6 billion and $10.9 billion for 2001, 2000 and 1999, respectively. The small increase in 2001 as compared to 2000 was primarily due to the impact of our Canadian acquisitions offset by lower oil prices. The decrease in 2000 as compared to 1999 was primarily attributable to lower bulk purchases and exchange volumes associated with our gathering and marketing activities, partially offset by higher crude oil prices. We significantly reduced the volume of our bulk purchases after our unauthorized trading losses in 1999, because these transactions typically have lower margins, and sellers of the crude oil were requesting letters of credit, which increased our costs on these transactions.

    Cost of Sales and Operations. Cost of sales and operations was $6.7 billion, $6.5 billion and $10.8 billion in 2001, 2000 and 1999, respectively. Year-to-year changes were primarily due to the reasons discussed above for revenues.

    Inventory Valuation Adjustment. We recorded a noncash charge of $5.0 million related to inventory valuation for the year ended December 31, 2001. We utilize an average cost method of valuing our operating inventory. This charge was required due to the drop in crude oil prices during 2001.

    Unauthorized Trading Losses. We recognized losses of approximately $7.0 million and $166.4 million in 2000 and 1999, respectively, as a result of unauthorized trading by a former employee. See "--Unauthorized Trading Losses".

    General and Administrative. General and administrative expenses were $46.6 million for the year ended December 31, 2001, an increase of approximately 14%, or $5.8 million as compared to $40.8 million in 2000. G&A expenses were $23.2 million in 1999. The overall increase from 2000 to 2001 is primarily due to (1) a $4.7 million increase associated with the Canadian acquisitions, (2) a $2.6 million increase in noncash compensation expense, (3) a $.8 million increase in personnel related expenses, primarily associated with increased insurance costs and additional personnel costs associated with the General Partner Transition and (4) a $4 million decrease to G&A resulting from a reduction year over year in charges to reserve for potentially uncollectible receivables. The overall increase from 1999 to 2000 is primarily attributable to (1) a $5.7 million increase associated with the Scurlock acquisition in mid-1999, (2) a $5.0 million charge to expense associated with potentially uncollectible accounts receivable, (3) approximately $4.6 million of consulting and accounting charges related to the unauthorized trading loss investigation, system modifications and enhancements and implementation of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133") and (4) a $2.1 million increase in noncash compensation expense.

    During 2001, 2000 and 1999, we incurred charges of $6.1 million, $3.1 million and $1.0 million, respectively, related to incentive compensation paid to certain officers and key employees of Plains Resources and its affiliates. The incentive compensation charges were noncash except for approximately $400,000 in 2001. In 1998 and 2000, Plains Resources granted certain officers and key employees the right to earn ownership in our common units owned by it. These rights provided for a three-year vesting period, subject to distributions being paid on the common and subordinated units. As a result of the change control of the general partner interest, all remaining units vested. See Item
13. "Certain Relationships and Related Transactions--Transactions with Related Parties--Transaction Grant Agreements."

    Depreciation and Amortization. Depreciation and amortization expense was $24.3 million in 2001, $24.5 million in 2000 and $17.3 million in 1999. Excluding the nonrecurring items discussed below, depreciation and amortization expense increased approximately $4.9 million in 2001 as compared to 2000 primarily as a result of our Canadian acquisitions. Approximately $5.1 million of the increase in 2000 as compared to 1999 is primarily related to nonrecurring amortization of debt issue costs associated with credit facilities put in place during the fourth quarter of 1999, subsequent to the unauthorized trading losses. The remaining increase is attributable to the Scurlock and West Texas Gathering System acquisitions, which were effective May 1, 1999, and July 1, 1999, respectively, as well as our 1999 and 2000 capital additions.

    Restructuring Expense. We incurred a $1.4 million restructuring charge in 1999, primarily associated with severance-related expenses of 24 employees who were terminated. As of December 31, 1999, all severance costs were paid and the terminated employees were not employed by us.

    Interest Expense. Interest expense was $29.1 million in 2001, $28.7 million in 2000 and $21.1 million in 1999. The decrease in 2001 interest expense is attributable to lower interest rates, as our average debt balance in 2001 was slightly higher than in 2000. The increase in 2000 over 1999 is primarily due to higher interest rates as well as slightly higher average debt balances. During 2001, we capitalized approximately $0.2 million of interest related to capital projects in the construction phase.

    Gain on Sale of Assets. In March 2000, we sold to a unit of El Paso for $129.0 million the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas. Except for minor third-party volumes, one of our subsidiaries, Plains Marketing, L.P., had been the sole shipper on this segment of the pipeline since its predecessor acquired the line from the Goodyear Tire & Rubber Company in July 1998. We realized net proceeds of approximately $124.0 million after the associated transaction costs and estimated costs to remove equipment. We used the proceeds from the sale to reduce outstanding debt. We recognized a gain of approximately $20.1 million in connection with the sale.

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

 Segment Results

    Pipeline Operations. Gross margin from pipeline operations was $71.3 million for the year ended December 31, 2001, an increase of approximately 38% compared to $51.8 million for 2000 and $58.0 million for 1999. The increase in 2001 compared to 2000 is primarily attributable to the impact of the Murphy acquisition. Excluding the Murphy acquisition, gross margin from pipeline operations would have increased approximately 8%, due to slightly higher volumes and tariffs, while maintaining operating expenses at a fairly constant level. Gross margin from pipeline operations was negatively impacted on a comparative basis in 2000 compared to 1999 due to the sale of the California to West Texas portion of the All American Pipeline, decreased tariff volumes from California OCS production and slightly higher fuel and power charges in 2000. These decreases in 2000 were partially offset by increased margins from the Scurlock and West Texas gathering system acquisitions in mid-1999.

    The margin between revenue and direct cost of crude purchased from our pipeline margin activities was $14.8 million for the year ended December 31, 2001, compared to $21.1 million and $35.6 million for 2000 and 1999, respectively. Pipeline tariff and fee revenues were approximately $52.9 million for the year ended December 31, 2001, compared to approximately $47.0 million for 2000 and approximately $46.4 million for 1999. Pipeline operations and maintenance expenses were approximately $19.0 million, $16.3 million and $24.0 million for the years ended December 31, 2001, 2000 and 1999, respectively.

    Average daily pipeline volumes totaled 477,000 barrels per day, 241,000 barrels per day and 218,000 barrels per day in 2001, 2000 and 1999, respectively. Approximately 223,000 barrels per day in 2001 are attributable to the Murphy acquisition. Average daily volumes from the Murphy acquisition are included from the effective date of the acquisition, April 1, 2001, extrapolated for the full year. Volumes on the All American Pipeline decreased from an average of 134,000 barrels per day in 2000 to 110,000 barrels per day in 2001 due to the reasons discussed above. All American's tariffs volumes attributable to California OCS production were approximately 69,000 barrels per day in 2001 compared to 74,000 barrels per day in 2000. Volumes from the Santa Ynez and Point Arguello fields, both offshore California, have steadily declined from 1995 through 2001. A 5,000 barrel per day decline in volumes shipped from these fields would result in a decrease in annual pipeline tariff revenues of approximately $2.8 million, based on the 2001 average tariff rate. Effective January 1, 2002, the average tariff increased an average of approximately 11% on the All American Pipeline. Tariff volumes shipped on the Scurlock and West Texas gathering systems averaged 124,000 barrels per day and 107,000 barrels per day in 2001 and 2000, respectively. The 1999 period includes average daily volumes for Scurlock effective May 1, 1999, and West Texas gathering system average daily volumes effective July 1, 1999, in each case extrapolated for the full year.

    Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering and marketing and terminalling and storage activities was approximately $75.9 million for the year ended December 31, 2001, (excluding the $5.0 inventory valuation charge) reflecting a 8% decrease over the $82.9 million reported for 2000 and a 45% increase over the $52.3 million reported for 1999. Gross margin for 2000 and 1999 exclude the unauthorized trading losses. The decrease in margin in 2001 is primarily attributable to a relatively weak environment for gathering and marketing due to market conditions. The market conditions during 2000 were favorable for gathering and marketing margins. The increase in gross margin from 1999 to 2000 is primarily due to a full year of results from the Scurlock acquisition and increased per barrel margins due to the strong crude oil market in 2000. Gross revenues from gathering, marketing, terminalling and storage activities were approximately $6.5 billion, $6.1 billion and $10.1 billion for the years ended December 31, 2001, 2000 and 1999, respectively.

    Lease gathering volumes averaged 375,000 barrels per day in 2001, 262,000 barrels per day in 2000 and 265,000 barrels per day in 1999. Bulk purchase volumes averaged 54,000 barrels per day, 28,000 barrels per day and 138,000 barrels per day in 2001, 2000 and 1999, respectively. The increases in 2001 are primarily due to the average daily volumes attributable to our Canadian acquisitions from their effective dates, extrapolated for the full year. The decreases in 2000 compared to 1999 are due primarily to a significant amount of low margin barrels that were phased out after the discovery of the trading losses, partially offset by increased volumes attributable to the Scurlock acquisition, which was effective May 1, 1999.

    In the period immediately following the disclosure of the unauthorized trading losses, a significant number of our suppliers and trading partners reduced or eliminated the open credit previously extended to us. Consequently, the amount of letters of credit we needed to support the level of our crude oil purchases then in effect increased significantly. In addition, the cost to us of obtaining letters of credit increased under our credit facility. In many instances we arranged for letters of credit to secure our obligations to purchase crude oil from our customers, which increased our letter of credit costs and decreased our unit margins. In other instances, primarily involving lower margin wellhead and bulk purchases, our purchase contracts were terminated. We estimate that adjusted EBITDA and net income was adversely affected by approximately $6.0 million in 2000 as a result of the increase in letter of credit costs and reduced volumes. Currently, our letter of credit requirement levels are lower than those levels existing prior to the unauthorized trading losses. Our senior implied credit ratings from Standard and Poor's and Moody's prior to the unauthorized trading loss were BB and Ba3, respectively. As of March 1, 2002, our ratings from these respective agencies were BB+ and Ba2.

    Terminal throughput, which includes both our Cushing and Ingleside terminals, was 99,000, 67,000 and 83,000 barrels per day for the years ended December 31, 2001, 2000 and 1999, respectively. Storage leased to third parties averaged 2.4 million, 1.8 million and 2.0 million barrels per month for the same periods.

LIQUIDITY AND CAPITAL RESOURCES

 Cushing Terminal Expansion

    We have recently announced the 1.1 million barrel Phase II and the 1.1 million barrel Phase III expansions of our Cushing Terminal facility. We expect the Phase II expansion will be completed in mid-2002 and the Phase III expansion will be completed in late 2002 or early 2003. The two expansion projects are expected to cost, in the aggregate, approximately $22 million and will expand the total capacity of the facility by 71% to approximately 5.3 million barrels. We expect to fund the cost of the expansions from cash generated by operations, working capital and our revolving credit facility.

 General

    Cash generated from operations and our credit facilities are our primary sources of liquidity. At December 31, 2001, we had working capital of approximately $52.9 million and approximately $425 million of availability under our revolving credit facility.

    We believe that we have sufficient liquid assets, cash from operations and borrowing capacity under our credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. However, we are subject to business and operational risks that could adversely effect our cash flow. A material decrease in our cash flows would likely produce a corollary adverse effect on our borrowing capacity. See "--Risk Factors".

 Cash Flows
                                           YEAR ENDED DECEMBER 31,
                                      -------------------------------
                                        2001         2000       1999
                                      -------      -------    -------
                                                (IN MILLIONS)

      Cash provided by (used in):
       Operating activities           $ (30.0)     $ (33.5)   $ (71.2)
       Investing activities            (249.5)       211.0     (186.1)
       Financing activities             279.5       (227.8)     305.6

    Operating Activities. Net cash used in operating activities in 2001 is primarily attributable to inventory purchased and stored in our facilities, for sale and delivery at a later date. Excluding these inventory purchases, cash provided by operating activities was approximately $88.0 million in 2001. Except for minor amounts, the inventory has been hedged against future price risk by using NYMEX transactions and fixed price sales contracts. Net cash used in operating activities in 2000 and 1999 resulted primarily from the unauthorized trading losses. The losses were partially offset by increased margins due to the Scurlock and West Texas Gathering System acquisitions.

    Investing Activities. Net cash used in investing activities in 2001 included $229 million for the acquisitions described above and $21.1 million primarily for other expansion and acquisition projects. Net cash provided by investing activities for 2000 included approximately $224.0 million of proceeds from the sale of the All American Pipeline and pipeline linefill offset by approximately $12.6 million of capital expenditures. Capital expenditures for 2000 included approximately $10.8 million for expansion capital and $1.8 million for maintenance capital. Net cash used in investing activities for 1999 included approximately $176.9 million for acquisitions, primarily for the Scurlock and West Texas gathering system acquisitions, $11.1 million for expansion capital and $1.7 million for maintenance capital.

    Financing activities. Cash provided by financing activities in 2001 consisted primarily of (1) $134.3 million in short-term and long-term debt, (2) $227.5 million for equity issued, (3) the payment of $75.9 million in distributions to unitholders and (4) the payment of $6.4 million in financing costs.

    Cash used in financing activities in 2000 consisted primarily of (1) net payments of $47.5 million of short-term and long-term debt, (2) the repayment of subordinated debt of $114.0 million to our former general partner and (3) distributions to unitholders of $59.6 million. Proceeds used to reduce the bank debt primarily came from the asset sales discussed above. Proceeds to repay the $114.0 million of subordinated debt to our former general partner came from our revolving credit facility, which was refinanced in May 2000. Cash provided by financing activities in 1999 was generated from net issuances of (1) $76.5 million in common and Class B units, (2) $184.1 million of short-term and long-term debt and (3) $114.0 million of subordinated debt to our former general partner. Financing activities for 1999 includes $51.7 million in distributions to unitholders.

 Capital Expenditures

    We have made and will continue to make capital expenditures for acquisitions and expansion and maintenance capital. Historically, we have financed these expenditures primarily with cash generated by operations, bank borrowings and the sale of additional common units. We estimate aggregate capital expenditures for 2002 (excluding acquisitions) to be approximately $29.6 million, of which approximately $17.6 million is attributable to the expansion of our Cushing Terminal noted above and approximately $5.0 million is attributable to maintenance capital expenditures. We believe that we will have sufficient cash from working capital, cash flow from operating activities and availability under our revolving credit facility under our bank credit agreement to fund these expenditures. In addition, the Partnership has spent approximately $16.2 million for acquisitions as of March 15, 2002 (including $2.5 million paid in the form of a deposit as of December 31, 2001).

 Universal Shelf

    We have filed with the Securities and Exchange Commission a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue from time to time up to $700 million of debt or equity securities. In October 2001, we sold approximately $130 million of common units under the shelf. Accordingly, as of March 15, 2002, we have the ability to issue approximately $570 million additional debt or equity securities under this registration statement.

 Commitments

    The following table reflects our long-term non-cancelable contractual obligations as of December 31, 2001 (in millions):


  CONTRACTUAL OBLIGATIONS                 2002       2003        2004        2005        2006       THEREAFTER      TOTAL
----------------------------------      -------     ------      -------     ------      -------     ----------    ---------
Long-term debt (including
 current maturities)                    $   3.0     $  9.0      $  10.0     $ 64.7      $  78.0     $    190.0    $   354.7

Operating leases                            6.8        6.2          6.3        6.2          4.5            5.6         35.6

Total contractual cash obligations      $   9.8     $ 15.2      $  16.3     $ 70.9      $  82.5     $    195.6    $   390.3

    Operating leases are primarily for office rent and trucks. Other than the amounts reflected above for these operating leases we have no cash commitments that are not reflected on the consolidated balance sheet. As is common within the industry, we have entered into various operational commitments and agreements related to pipeline operations and to the marketing, transportation, terminalling and storage of crude oil. It is management's belief that such commitments will be met without a material adverse effect on our financial position, results of operations or cash flows.

    We will distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record, and to our general partner. Available cash is generally defined as all cash and cash equivalents on hand at the end of the quarter less reserves established for future requirements. Minimum quarterly distributions are $0.45 for each full fiscal quarter. Distributions of available cash to the holders of subordinated units are subject to the prior rights of the holders of common units to receive the minimum quarterly distributions for each quarter during the subordination period, and to receive any arrearages in the distribution of minimum quarterly distributions on the common units for prior quarters during the subordination period. There were no arrearages on common units at December 31, 2001. On February 14, 2002, we paid a cash distribution of $0.5125 per unit on all outstanding units. The total distribution paid was approximately $23.2 million, with approximately $17.0 million paid to our common unitholders, $5.1 million paid to our subordinated unitholders and $1.0 million paid to the general partner for its general partner and incentive distribution interests.

    Our general partner is entitled to incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, our general partner is entitled to 15% of amounts we distribute in excess of $0.450 per common unit, 25% of amounts we distribute in excess of $0.495 per common unit and 50% of amounts we distribute in excess of $0.675 per common unit.

    In connection with our crude oil marketing activities, we provide certain purchasers and transporters with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for up to seventy-day periods and are terminated upon completion of each transaction. At December 31, 2001, we had outstanding letters of credit of approximately $31.0 million. Such letters of credit are secured by our crude oil inventory and accounts receivable.

 Credit Agreements

    In September 2001 we amended and expanded our credit facilities to include a six-year, $200 million term B loan. In connection with this amendment, we reduced the revolving portion of the facilities by $50 million. Our credit facilities currently consist of:

       . a $780.0 million senior secured revolving credit and term loan facility, which is secured by substantially all of our assets. The facility consists of (i) a $450.0 million domestic revolving facility (reflecting the $50 million reduction in such facility in connection with the September amendment), with a $10.0 million letter of credit sublimit, (ii) a $30.0 million Canadian revolving facility (with a $5.0 million letter of credit sublimit), (iii) a $100.0 million term loan and (iv) a $200.0 million term B loan. The facility matures, (i) as to the aggregate $480.0 million domestic and Canadian revolver portions, in April 2005, (ii) as to the $100.0 million term portion, in May 2006, and, (iii) as to the

          $200.0 million term B loan portion, September 2007. On the revolver portions, no principal is scheduled for payment prior to maturity. The $100.0 million term loan portion of this facility has four scheduled annual payments of principal, commencing May 4, 2002, in the respective amounts of 1%, 7%, 8% and 8% of the original term principal amount, with the remaining principal balance scheduled for payment on the stated maturity date of May 5, 2006. If any part of the term portion is prepaid prior to its first anniversary, a 1% premium will be due on that portion. The $200.0 million term B loan has 1% payable yearly commencing on September 21, 2002, with the remaining principal balance scheduled for payment on the stated maturity date of September 26, 2007. The term B loan may be prepaid without penalty. The revolving credit and term loan facility bears interest at our option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin, and further, the Canadian revolver may effectively bear interest based upon bankers' acceptance rates. We incur a commitment fee on the unused portion of the revolver portion of this credit facility.

       . a $200.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil and other specified petroleum products for resale and borrowings to finance crude oil inventory and other specified petroleum products that have been hedged against future price risk. The letter of credit facility is secured by substantially all of our assets and has a sublimit for cash borrowings of $100.0 million to purchase crude oil and other petroleum products that have been hedged against future price risk and to fund margin requirements under NYMEX contracts used to facilitate our hedging activities. The letter of credit facility expires in April, 2004. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base that is determined monthly based on certain of our current assets and current liabilities, primarily inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil and other specified petroleum products. We incur a commitment fee on the unused portion of this facility.

    Our credit facilities prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, the agreements contain various covenants limiting our ability to, among other things:

       .  incur indebtedness;
       .  grant liens;
       .  sell assets;
       .  make investments;
       .  engage in transactions with affiliates;
       .  enter into certain contracts; and
       .  enter into a merger or consolidation.

    Our credit facilities treat a change of control as an event of default and also require us to maintain:

       .  a current ratio (as defined) of 1.0 to 1.0;
       .  a debt coverage ratio which is not greater than 4.00 to 1.0;
       . an interest coverage ratio which is not less than 2.75 to 1.0; and . a debt to capital ratio of not greater than 0.70 to 1.0 prior to
          December 31, 2002, and 0.65 to 1.0 thereafter.

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

    The credit facilities provide that the Partnership may issue up to $400.0 million of senior unsecured debt that has a maturity date extending beyond the maturity date of the credit facilities. If senior unsecured debt is issued, the aggregate amount available under the $450.0 million U.S. revolving credit facility will be reduced by an amount equal to (A) 40% of the face amount of the senior unsecured debt if the aggregate amount of new debt issued is less than $350.0 million, or (B) 50% of the face amount of the senior unsecured debt if the aggregate amount of new debt issued is equal to or greater than $350.0 million; provided, however, in both cases, the amount of the revolver reduction is decreased by $50.0 million.

    In January 2002, we amended our credit facility to provide the Partnership with greater structuring flexibility to finance larger acquisitions by amending the limitation and restrictions on asset sales, including the removal of a provision that required lender approval before making any acquisition greater than $50.0 million.

 Contingencies

    Following our announcement in November 1999 of our losses resulting from unauthorized trading by a former employee, numerous class action lawsuits were filed against us, certain of our former general partner's officers and directors and in some of these cases, our former general partner and Plains Resources Inc. alleging violations of the federal securities laws. In addition, derivative lawsuits were filed in the Delaware Chancery Court against our former general partner, its directors and certain of its officers alleging the defendants breached the fiduciary duties owed to us and our unitholders by failing to monitor properly the activities of our traders. We have settled or reached agreement in principle to settle all of these suits. See Item 3. "--Legal Proceedings".

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

    The events of September 11 and their overall effect on the insurance industry may have a general adverse impact on availability and cost of coverage. We currently maintain insurance for acts of terrorism on the majority of our assets and operations. Many of our current policies expire on June 1, 2002. Due to the events of September 11, 2001, we believe that many insurers will exclude acts of terrorism from future insurance policies or make the cost for this coverage prohibitive.

    Since the September 11 terrorist attacks, the United States Government has issued warnings that energy assets (including our nation's pipeline infrastructure) may be a future target of terrorist organizations. These developments expose our operations and assets to increased risks. Any future terrorist attacks on our facilities, those of our customers and, in some cases, those of our competitors, could have a material adverse effect on our business.

OUTLOOK

    As is common with most merchant activities, our ability to generate a profit on our margin activities is not tied to the absolute level of crude oil prices but is generated by the difference between the price paid and other costs incurred in the purchase of crude oil versus the price at which we sell crude oil. The gross margin generated by tariff and other fee activities depends on the volumes transported on the pipeline and the level of the tariff or fee charged, as well as the fixed and variable costs of operating the pipeline. These operations are affected by overall levels of supply and demand for crude oil.

    Our operations have been impacted by higher fuel and power costs relating to our pipeline and trucking operations. The increased costs will be largely offset by an 11% increase in the tariff rate on the All American Pipeline effective January 1, 2002. Also, the crude oil market moved from a backwardated to a flat and contango market during March of 2001 and remained that way during most of the remainder of 2001. A flat to contango crude oil market generally means lower gross margin from our gathering and marketing activities. With countercyclical balance provided by our storage and terminalling assets, a contango market creates other arbitrage opportunities and an increase in the usage of our tankage in Cushing and in the field. During 2001, this countercyclical balance served to offset a portion of the weaker gathering and marketing margins. A continued prolonged flat crude oil market will continue to adversely affect our margins from gathering and marketing, while generally providing fewer arbitrage opportunities than exist in a contango market.

    A significant portion of our gross margin is derived from pipeline transportation margins associated with the Santa Ynez and Point Arguello fields located offshore California. While the rate of decline has reduced over the last three years, we expect that there will continue to be natural production declines from each of these fields as the underlying reservoirs are depleted. In addition, any production disruption from these fields due to production problems, transportation problems or other reasons could have a material adverse effect on our business.

RELATED PARTY TRANSACTIONS

    We have a long-term agreement with Plains Resources pursuant to which we purchase for resale at market prices all of Plains Resources equity crude oil production for a fee of $0.20 per barrel. In November 2001, the agreement automatically extended for three years. The fee is subject to adjustment every three years based on then-existing market conditions. For the year ended December 31, 2001, we paid approximately $223 million for Plains Resources' production and recognized gross margin of approximately $1.8 million. For a description of this and other related party transactions, see Item 13. "Certain Relationships and Related Transactions".

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141 "Business Combinations" and SFAS. 142 "Goodwill and Other Intangible Assets" SFAS 141 requires all business combinations initiated after June 30, 2001 (see
Note 4), to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, this Standard also establishes specific criteria for the recognition of intangible assets separately from goodwill. We have adopted SFAS 142 effective January 1, 2002. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. In conjunction with the adoption of SFAS 142, amortization on the unamortized portion of the goodwill arising from previous acquisitions will cease in 2002. The adoption of SFAS 142 will not have a material effect on either our financial position, results of operations, or cash flows.

    In June 2001, the FASB also issued SFAS 143, "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the time of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position, results of operations, or cash flows.

    In August 2001, the FASB approved SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. Upon adoption of this Statement effective January 1, 2002, there was no effect on either our financial position, results of operations or cash flows.

    In June 1998, the FASB issued SFAS 133, which was subsequently amended (i) in June 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000; and (ii) in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedge Activities", which amended certain provisions, inclusive of the definition of the normal purchase and sale exclusion. We have determined that our physical purchase and sale agreements qualify for the normal purchase and sale exclusion.

    SFAS 133 requires that all derivative instruments be recorded on the balance sheet as either assets or liabilities measured at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income, a component of partners' capital. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in earnings in the current period. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time.

    We adopted SFAS 133, as amended, effective January 1, 2001. Our implementation procedures identified all instruments in place at the adoption date that are subject to the requirements of SFAS 133. Upon adoption, we recorded a cumulative effect charge of $8.3 million in accumulated other comprehensive income to recognize at fair value all derivative instruments that are designated as cash flow hedging instruments and a cumulative effect gain of $0.5 million to earnings. Correspondingly, an asset of $2.8 million and a liability of $10.6 million were established. Hedge losses/gains included in accumulated other comprehensive income are transferred to earnings as the forecasted transactions actually occur. Implementation issues continue to be addressed by the FASB and any change to existing guidance might impact our implementation. Adoption of this standard will most likely increase volatility in earnings and partners' capital through comprehensive income.

RISK FACTORS RELATED TO OUR BUSINESS

 Our profitability is dependent upon an adequate supply of crude oil from fields located offshore and onshore California. Production from these offshore fields has experienced substantial production declines since 1995.

    A significant portion of our gross margin is derived from pipeline transportation margins associated with the Santa Ynez and Point Arguello fields located offshore California. Although the rate of decline from these fields has decreased over the last three years, we expect that there will continue to be natural production declines from each of these fields as the underlying reservoirs are depleted. A 5,000 barrel per day decline in volumes shipped from these fields would result in a decrease in annual pipeline tariff revenues of approximately $2.8 million. See "Outlook". In addition, any production disruption from these fields due to production problems, transportation problems or other reasons could have a material adverse effect on our business.

 Cash distributions are not guaranteed and may fluctuate with our performance and the establishment of financial reserves.

    Because distributions on the common units are dependent on the amount of cash we generate, distributions may fluctuate based on our performance. We cannot guarantee that we will be able to pay the minimum quarterly distributions of $0.45 per common unit in each quarter. The actual amount of cash that is available to be distributed each quarter will depend upon numerous factors, some of which are beyond our control and the control of our general partner. Cash distributions are dependent primarily on cash flow, including cash flow from financial reserves and working capital borrowings, and not solely on profitability, which is affected by non-cash items. Therefore, cash distributions might be made during periods when we record losses and might not be made during periods when we record profits.

 Potential future acquisitions and expansions, if any, may affect our business by substantially increasing the level of our indebtedness and contingent liabilities and increasing our risks of being unable to effectively integrate these new operations.

    From time to time, we evaluate and acquire assets and businesses that we believe complement our existing assets and businesses. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. If we consummate any future acquisitions, our capitalization and results of operations may change significantly and you will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in determining the application of these funds and other resources.

 In 1999, we suffered a large loss from unauthorized crude oil trading by a former employee. A loss of this kind could occur again in the future in spite of our efforts to prevent it.

    Generally, it is our policy that as we purchase crude oil, we establish a margin by selling crude oil for physical delivery to third-party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation under futures contracts on the NYMEX. Through these transactions, we seek to maintain a position that is substantially balanced between purchases, on the one hand, and sales or future delivery obligations, on the other hand. Except for pre-defined inventory positions described in Items 1 and 2. "Business and Properties--Terminalling, Storage, Gathering and Marketing Operations--Crude Oil Volatility; Counter-Cyclical Balance; Risk Management", our policy is not to acquire and hold crude oil, futures contracts or derivative products for the purpose of speculating on price changes. We discovered in November 1999 that this policy was violated by one of our former employees, which resulted in losses of approximately $174.0 million, including estimated associated costs and legal expenses. In 2000, we recognized an additional $7.0 million charge for litigation related to the unauthorized trading losses. We have taken steps within our organization to enhance our processes and procedures to prevent future unauthorized trading. We cannot assure you, however, that these steps will detect and prevent all violations of our trading policies and procedures, particularly if deception or other intentional misconduct is involved. See Items 1 and 2. "Business and Properties--Unauthorized Trading Loss".

 We have substantial leverage that may limit our ability to borrow additional funds, make distributions to unitholders, comply with the terms of our indebtedness or capitalize on business opportunities.

    Our leverage is significant in relation to our partners' capital. As of December 31, 2001, our total outstanding long-term debt was approximately $352 million. Our payment of principal and interest on the debt will reduce the cash available for distribution on the units. We will be prohibited from making cash distributions during an event of default under any of our indebtedness. Various limitations in our credit facilities may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions. See "--Liquidity and Capital Resources".

 The success of our business strategy to increase and optimize throughput on our pipeline and gathering assets is dependent upon our securing additional supplies of crude oil.

    Our operating results are dependent upon securing additional supplies of crude oil from increased production by oil companies and aggressive lease gathering efforts. The ability of producers to increase production is dependent on the prevailing market price of oil, the exploration and production budgets of the major and independent oil companies, the depletion rate of existing reservoirs, the success of new wells drilled, environmental concerns, regulatory initiatives and other matters beyond our control. There can be no assurance that production of crude oil will rise to sufficient levels to cause an increase in the throughput on our pipeline and gathering assets.

 Our operations are dependent upon demand for crude oil by refiners in the Midwest and on the Gulf Coast. Any decrease in this demand could adversely affect our business.

    Demand also depends on the ability and willingness of shippers having access to our transportation assets to satisfy their demand by deliveries through those assets, and any decrease in this demand could adversely affect our business. Demand for crude oil is dependent upon the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation or technological advances in fuel economy and energy generation devices, all of which could reduce demand.

 We face intense competition in our terminalling and storage activities and gathering and marketing activities.

    Our competitors include other crude oil pipelines, the major integrated oil companies, their marketing affiliates and independent gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Some of these competitors have capital resources many times greater than ours and control substantially greater supplies of crude oil. See Items 1 and 2. "Business and Properties--Competition".

 The profitability of our gathering and marketing activities depends primarily on the volumes of crude oil we purchase and gather.

    To maintain the volumes of crude oil we purchase, we must continue to contract for new supplies of crude oil to offset volumes lost because of natural declines in crude oil production from depleting wells or volumes lost to competitors. Replacement of lost volumes of crude oil is particularly difficult in an environment where production is low and competition to gather available production is intense. Generally, because producers experience inconveniences in switching crude oil purchasers, such as delays in receipt of proceeds while awaiting the preparation of new division orders, producers typically do not change purchasers on the basis of minor variations in price. Thus, we may experience difficulty acquiring crude oil at the wellhead in areas where there are existing relationships between producers and other gatherers and purchasers of crude oil.

 We are exposed to the credit risk of our customers in the ordinary course of our gathering and marketing activities.

    In those cases where we provide division order services for crude oil purchased at the wellhead, we may be responsible for distribution of proceeds to all parties. In other cases, we pay all of or a portion of the production proceeds to an operator who distributes these proceeds to the various interest owners. These arrangements expose us to operator credit risk, and there can be no assurance that we will not experience losses in dealings with other parties.

 Our operations are subject to federal and state environmental and safety laws and regulations relating to environmental protection and operational safety.

    Our pipeline, gathering, storage and terminalling facilities operations are subject to the risk of incurring substantial environmental and safety related costs and liabilities. These costs and liabilities could arise under increasingly strict environmental and safety laws, including regulations and enforcement policies, or claims for damages to property or persons resulting from our operations. If we were not able to recover such resulting costs through insurance or increased tariffs and revenues, cash distributions to unitholders could be adversely affected.

    The transportation and storage of crude oil results in a risk that crude oil and other hydrocarbons may be suddenly or gradually released into the environment, potentially causing substantial expenditures for a response action, significant government penalties, liability for natural resources damages to government agencies, personal injury or property damage to private parties and significant business interruption. See Items 1 and 2. "Business and Properties-- Regulation".

 Our pipeline systems are dependent upon their interconnections with other crude oil pipelines to reach end markets.

    Reduced throughput on these interconnecting pipelines as a result of testing, line repair, reduced operating pressures or other causes could result in reduced throughput on our pipeline systems that would adversely affect our profitability.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    We are exposed to various market risks, including volatility in crude oil commodity prices and interest rates. To manage such exposure, we monitor our inventory levels, current economic conditions and our expectations of future commodity prices and interest rates when making decisions with respect to risk management. Except for inventory transactions that generally do not exceed approximately 500,000 barrels, we do not enter into derivative transactions for speculative trading purposes. See Items 1 and 2. "Business and Properties--Crude Volatility; Counter-Cyclical Balance; Risk Management". Substantially all of our derivative contracts are exchanged or traded on the NYMEX or entered into with major financial institutions and the risk of credit loss is considered remote.

    Commodity Price Risk. The fair value of outstanding derivative instruments and the change in fair value that would be expected from a 10 percent price decrease are shown in the table below (in millions):

                                                                        YEAR OF MATURITY
                                    -------------------------------------------------------------------------------
                                                  2002                                       2003
                                    ------------------------------------     --------------------------------------
                                                            EFFECT OF                                  EFFECT OF
                                        FAIR                10% PRICE              FAIR                10% PRICE
                                        VALUE               DECREASE              VALUE                DECREASE
                                    ------------        ----------------     ----------------       ---------------
Crude oil :
 Futures contracts                      $(1.8)                $(0.7)                $0.7                  $(4.2)
 Swaps and options contracts                -                     -                    -                      -

    The fair values of the futures contracts are based on quoted market prices obtained from the NYMEX. The fair value of the swaps and option contracts are estimated based on quoted prices from independent reporting services compared to the contract price of the swap, which comparison approximates the gain or loss that would have been realized if the contracts had been closed out at year end. All hedge positions offset physical positions exposed to the cash market; none of these offsetting physical positions are included in the above table. Price-risk sensitivities were calculated by assuming an across-the-board 10 percent decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price. In the event of an actual 10 percent change in prompt month crude prices, the fair value of our derivative portfolio would typically change less than that shown in the table due to lower volatility in out-month prices.

    At December 31, 2001, our hedging activities included crude oil futures contracts maturing through 2003, covering approximately 2.4 million barrels of product. Because such contracts are designated as hedges and correlate to price movements of crude oil, any gains or losses resulting from market changes will be largely offset by losses or gains on our hedged inventory or anticipated purchases of crude oil. Such contracts resulted in an increase in revenues of $1.8 million in 2001 and a reduction in revenues of $15.1 million in 2000 and of $17.8 million in 1999. The offsetting gains from the physical positions are not included in such amounts. The unrealized loss with respect to such instruments, interest rate hedges and foreign exchange hedges, at December 31, 2001, was $4.7 million.

    Interest Rate Risk. Our debt instruments are sensitive to market fluctuations in interest rates. The table below presents principal payments and the related weighted average interest rates by expected maturity dates for debt outstanding at December 31, 2001. Our variable rate debt bears interest at LIBOR or prime plus the applicable margin. The average interest rates presented below are based upon rates in effect at December 31, 2001. The carrying value of variable rate bank debt approximates fair value because interest rates are variable and based on prevailing market rates (dollars in millions).

                                                               EXPECTED YEAR OF MATURITY
                                        --------------------------------------------------------------------------------    FAIR
                                         2002        2003      2004         2005        2006       THEREAFTER     TOTAL     VALUE
                                        ------      -----     ------       ------      ------       ---------    -------    -------
Liabilities:
 Short-term debt (and current
  maturities of long-term debt) -
   variable rate                        $104.5      $   -     $    -       $    -      $    -       $      -     $ 104.5    $ 104.5
  Average interest rate                    3.7%         -          -            -           -              -         3.7%
 Long-term debt - variable rate         $    -      $ 9.0     $ 10.0       $ 64.7      $ 78.0       $  190.0     $ 351.7    $ 351.7
  Average interest rate                      -        4.4%       4.4%         4.4%        4.4%           4.5%        4.4%

    At December 31, 2001, the carrying value of short-term and long-term debt of $104.5 million and $351.7 million, respectively, approximated fair value.

  Interest rate swaps and collars are used to hedge underlying interest payment obligations. These instruments hedge interest rates on specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At December 31, 2001, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $275.0 million, for which we would pay approximately $5.3 million if such arrangements were terminated as of such date.

  The table shown below summarizes the fair value of our interest rate swaps and collars by the year of maturity (in thousands):

                                              Year of Maturity
                                    ------------------------------------------
                                       2002       2003      2004       Total
                                    --------    --------   -------    --------
          Interest rate swaps       $     --    $  (810)   $   (689)   $ (1,499)
          Interest rate collars       (3,777)        --          --      (3,777)
                                    --------    --------   --------    --------

             Total                  $ (3,777)   $  (810)   $   (689)   $ (5,276)
                                    ========    ========   ========    ========

    The adjustment to interest expense resulting from interest rate swaps for the years ended December 31, 2001, 2000 and 1999, was a $2.4 million loss, a $0.1 million gain and a $0.1 million loss, respectively. These instruments are based on LIBOR rates. The collar provides for a floor of 6.1% and a ceiling of 8.0% with an expiration date of August 2002 for $125.0 million notional principal amount. The fixed rate interest rate swaps provide for a rate of 4.3% for $50.0 million notional principal amount expiring March 2004, and an average rate of 3.6% for $100.0 million notional principal amount expiring September 2003.

    Foreign Currency Risk. Our cash flow stream relating to our Canadian operations is based on the U.S. dollar equivalent of such amounts measured in Canadian dollars. Assets and liabilities of our Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period.

    Since substantially all of our Canadian business is conducted in Canadian dollars, we use certain financial instruments to minimize the risks of changes in the exchange rate. These instruments include forward exchange contracts, forward extra option contracts and cross currency swaps. Additionally, at December 31, 2001, $25.4 million ($40.5 million Canadian) of our long-term debt was denominated in Canadian dollars. All of the financial instruments utilized are placed with large creditworthy financial institutions that participate in our credit facilities and meet the criteria under SFAS 133 for hedge accounting treatment.

    At December 31, 2001, we had forward exchange contracts and forward extra option contracts that allow us to exchange $3.0 million Canadian for at least $1.9 million U.S. (based on a Canadian-U.S. dollar exchange rate of 1.55) quarterly during 2002 and 2003. If these contracts were terminated on December 31, 2001, we would receive $0.5 million U.S. At December 31, 2001, we also had a cross currency swap contract for an aggregate notional principal amount of $25.0 million, effectively converting this amount of our $100.0 million senior secured term loan (25% of the total) from U.S. dollars to $38.7 million of Canadian dollar debt (based on a Canadian U.S. dollar exchange rate of 1.55). The terms mirror the term loan, matching the amortization schedule and final maturity in May 2006. If this swap contract was terminated on December 31, 2001, we would receive $0.5 million U.S. dollars.

    The table shown below summarizes the fair value of our foreign currency hedges by year of maturity (in thousands):

                                                                      YEAR OF MATURITY
                                                   -------------------------------------------------------
                                                     2002            2003          2006 (1)        TOTAL
                                                   --------       --------        --------        --------
        Forward exchange contracts                  $   123        $   100        $      -        $    223
        Forward extra options                           145            146               -             291
        Cross currency swaps                              -              -             497             497
                                                   --------       --------        --------        --------
           Total                                   $    268       $    246        $    497        $  1,011
                                                   ========       ========        ========        ========

           _________________
           (1) At December 31, 2001, we did not have any foreign currency hedges expiring in 2004 or 2005.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required here is included in the report as set forth in the "Index to Financial Statements" on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF OUR GENERAL PARTNER

PARTNERSHIP MANAGEMENT

  As is the case with many publicly traded partnerships, we do not have officers, directors or employees. Our operations and activities are managed by the general partner of our general partner, Plains All American GP LLC. Our operational personnel are employees of Plains All American GP LLC. References to our general partner, unless the context otherwise requires, includes Plains All American GP LLC. References to our officers, directors and employees are references to the officers, directors and employees of Plains All American GP LLC.

  Our general partner manages our operations and activities. Unitholders do not directly or indirectly participate in our management or operation. Our general partner owes a fiduciary duty to the unitholders, as limited by our partnership agreement. As a general partner, our general partner is liable for all of our debts (to the extent not paid from our assets), except for indebtedness or other obligations that are made specifically non-recourse to it. Whenever possible, our general partner intends to incur indebtedness or other obligations on a non-recourse basis.

  Two members of the board of directors of our general partner serve on a conflicts committee, which reviews specific matters that the board believes may involve conflicts of interest between our general partner and Plains All American Pipeline. The conflicts committee determines if the resolution of a conflict of interest is fair and reasonable to us. The members of the conflicts committee are not officers or employees of our general partner or directors, officers or employees of its affiliates. Any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties owed to us or our unitholders. The members of the conflicts committee also serve with another director on an audit committee, which reviews our external financial reporting, recommends engagement of our independent auditors and reviews the adequacy of our internal accounting controls.

DIRECTORS AND EXECUTIVE OFFICERS

  The following table sets forth certain information with respect to the executive officers and members of the Board of Directors of our general partner. Directors were elected in June 2001 for an initial three-year term, and will be elected annually thereafter. Certain owners of our general partner have the right to designate a member of our board. Such designees are indicated in the footnote to the table.


NAME                           AGE          POSITION WITH OUR GENERAL PARTNER
----                           ---          ---------------------------------
EXECUTIVE OFFICERS AND
 DIRECTORS:
Greg L. Armstrong              43         Chairman of the Board, Chief Executive Officer and Director
Harry N. Pefanis               44         President, Chief Operating Officer and Director
Phillip D. Kramer              46         Executive Vice President and Chief Financial Officer
George R. Coiner               51         Senior Vice President
Mark F. Shires                 44         Vice President - Operations
Jim Hester                     42         Vice President - Acquisitions
Tim Moore                      44         Vice President, General Counsel and Secretary
Alfred A. Lindseth             32         Vice President - Administration
Everardo Goyanes               57         Director and Member of Audit* and Conflicts Committees
Gary R. Petersen(1)            55         Director and Member of Compensation Committee*
John T. Raymond(1)             31         Director and Member of Finance Committee
Robert V. Sinnott(1)           52         Director and Member of Compensation and Finance Committees
Arthur L. Smith                49         Director and Member of Audit, Conflicts* and Compensation
                                          Committees
J. Taft Symonds(1)             62         Director and member of Audit and Finance* Committees

---------------
 *   Indicates chairman of committee
(1) Pursuant to the Amended and Restated Limited Liability Company Agreement of Plains All American GP LLC, certain of the owners of our general partner have the right to designate a member of our board of directors. Mr. Petersen has been designated by E-Holdings III, L.P., an affiliate of EnCap Investments LLC, of which he is a Managing Director. Mr. Raymond has been designated by Sable Investments, L.P., in which Mr. Raymond indirectly owns a limited partner interest. Sable Investments, L.P. is controlled by James
     M. Flores, the Chief Executive Officer of Plains Resources. Mr.

     Sinnott has been designated by KAFU Holdings, L.P., which is affiliated with Kayne Anderson Investment Management, Inc., of which he is a Vice President. Mr. Symonds has been designated by Plains Resources, of which he is a director. See Item 12. "Security Ownership of Certain Beneficial Owners and Management--Beneficial Ownership of General Partner Interest".

  The following table sets forth certain information with respect to other members of our management team and officers of the general partner of our Canadian operating partnership:

                           POSITION WITH OUR GENERAL PARTNER/
NAME                 AGE   CANADIAN GENERAL PARTNER
----                 ---   ----------------------------------
MANAGEMENT TEAM/
OTHER OFFICERS:
A. Patrick Diamond    29   Manager - Special Projects
Lawrence J. Dreyfuss  47   Associate General Counsel and Assistant Secretary;
                           General Counsel and Secretary of PMC (Nova Scotia)
                           Company (the general partner of Plains Marketing
                           Canada, L.P.)

Al Swanson            38   Treasurer

CANADIAN OFFICERS:
W. David Duckett      47   Executive Vice President of PMC (Nova Scotia) Company
Ralph R. Cross        47   Vice President - Business Development of PMC
                            (Nova Scotia) Company
John Kers             54   Vice President - Operations of PMC (Nova Scotia)
                            Company

  Greg L. Armstrong has served as Chairman of the Board and Chief Executive Officer since our formation. He has also served as a director of our general partner or former general partner since our formation. In addition, he was President, Chief Executive Officer and director of Plains Resources from 1992 to May 2001. He previously served Plains Resources as: President and Chief Operating Officer from October to December 1992; Executive Vice President and Chief Financial Officer from June to October 1992; Senior Vice President and Chief Financial Officer from 1991 to 1992; Vice President and Chief Financial Officer from 1984 to 1991; Corporate Secretary from 1981 to 1988; and Treasurer from 1984 to 1987.

  Harry N. Pefanis has served as President and Chief Operating Officer since our formation. He was a director of our former general partner. In addition, he was Executive Vice President - Midstream of Plains Resources from May 1998 to May 2001. He previously served Plains Resources as: Senior Vice President from February 1996 until May 1998; Vice President - Products Marketing from 1988 to February 1996; Manager of Products Marketing from 1987 to 1988; and Special Assistant for Corporate Planning from 1983 to 1987. Mr. Pefanis was also President of several former midstream subsidiaries of Plains Resources until our formation in 1998.

  Phillip D. Kramer has served as Executive Vice President and Chief Financial Officer since our formation. In addition, he was Executive Vice President and Chief Financial Officer of Plains Resources from May 1998 to May 2001. He previously served Plains Resources as: Senior Vice President and Chief Financial Officer from May 1997 until May 1998; Vice President and Chief Financial Officer from 1992 to 1997; Vice President from 1988 to 1992; Treasurer from 1987 to March 2001; and Controller from 1983 to 1987.

  George R. Coiner has served as Senior Vice President since our formation. In addition, he was Vice President of Plains Marketing & Transportation Inc., a former midstream subsidiary of Plains Resources, from November 1995 until our formation in 1998. Prior to joining Plains Marketing & Transportation Inc., he was Senior Vice President, Marketing with Scurlock Permian Corp.

  Mark F. Shires has served as Vice President - Operations since August 1999. He served as Manager of Operations from April 1999 until he was elected to his current position. In addition, he was a business consultant from 1996 until April 1999. He served as a consultant to Plains Marketing & Transportation Inc. and Plains All American Pipeline from May 1998 until April 1999. He previously served as President of Plains Terminal & Transfer Corporation, a former midstream subsidiary of Plains Resources, from 1993 to 1996.

  Jim G. Hester has served as Vice President - Acquisitions since March 2002. Prior to joining us, Mr. Hester was Senior Vice President - Special Projects of Plains Resources. From May 2001 to December 2001, he was Senior Vice President - Operations for Plains Resources. From May 1999 to May 2001, he was Vice President - Business Development and Acquisitions of Plains Resources. He was Manager of Business Development and Acquisitions of Plains Resources from 1997 to May 1999, Manager of Corporate Development from 1995 to 1997 and Manager of Special Projects from 1993 to 1995. He was Assistant Controller from 1991 to 1993, Accounting Manager from 1990 to 1991 and Revenue Accounting Supervisor from 1988 to 1990.

  Tim Moore has served as Vice President, General Counsel and Secretary since May 2000. In addition, he was Vice President, General Counsel and Secretary of Plains Resources from May 2000 to May 2001. Prior to joining Plains Resources, he served in various positions, including General Counsel - Corporate, of TransTexas Gas Corporation from 1994 to 2000. He previously was a corporate attorney with the Houston office of Weil Gotshal & Manges. Mr. Moore also has seven years of industry experience as a petroleum geologist.

  Alfred A. Lindseth has served as Vice President - Administration since March 2001. He served as Risk Manager from March 2000 until he was elected to his current position. He previously served PricewaterhouseCoopers LLP in its Financial Risk Management Practice section as a Consultant from 1997 to 1999 and as Principal Consultant from 1999 to March 2000. He also served GSC Energy, an energy risk management brokerage and consulting firm, as Manager of its Oil & Gas Hedging Program from 1995 to 1996 and as Director of Research and Trading from 1996 to 1997.

  Everardo Goyanes has served as a director of our general partner or former general partner since May 1999. Mr. Goyanes has been President and Chief Executive Officer of Liberty Energy Holdings since May 2000. From 1999 to May 2000 he was a financial consultant specializing in natural resources. From 1989 to 1999, he was Managing Director of the Natural Resources Group of ING Barings Furman Selz. He was a financial consultant from 1987 to 1989 and was Vice President - Finance of Forest Oil Corporation from 1983 to 1987. Mr. Goyanes is also a director of Consort Group Limited.

  Gary R. Petersen has served as a director since June 2001. Mr. Petersen co-founded EnCap Investments L.L.C. (an investment management firm) and has been a Managing Director and principal of the firm since 1988. He had previously served as Senior Vice President and Manager of the Corporate Finance Division of the Energy Banking Group for RepublicBank Corporation. Prior to his position at RepublicBank, he was Executive Vice President and a member of the Board of Directors of Nicklos Oil & Gas Company in Houston, Texas from 1979 to 1984. He served from 1970 to 1971 in the U.S. Army as a First Lieutenant in the Finance Corps and an Army Officer in the National Security Agency.

  John T. Raymond has served as a director since June 2001. Mr. Raymond has also served as Executive Vice President and Chief Operating Officer of Plains Resources from May 2001 to November 2001 and President and Chief Operating Officer since November 2001. He was Director of Corporate Development of Kinder Morgan, Inc. from January 2000 to May 2001. He served as Vice President of Corporate Development of Ocean Energy, Inc. from April 1998 to January 2000. He was a Vice President of Howard Weil Labouisse Friedrichs, Inc. from 1992 to April 1998.

  Robert V. Sinnott has served as a director of our general partner or former general partner since September 1998. Mr. Sinnott has been a Senior Managing Director of Kayne Anderson Capital Advisors, L.P. (an investment management firm) since 1996, and was a Managing Director from 1992 to 1996. He was Vice President and Senior Securities Officer of the Investment Banking Division of Citibank from 1986 to 1992. He is also a director of Plains Resources and Glacier Water Services, Inc. (a vended water company).

  Arthur L. Smith has served as a director of our general partner or former general partner since February 1999. Mr. Smith is Chairman of John S. Herold, Inc. (a petroleum research and consulting firm), a position he has held since 1984. For the period from May 1998 to October 1998, he served as Chairman and Chief Executive Officer of Torch Energy Advisors Incorporated. He is also a director of Cabot Oil & Gas Corporation and Evergreen Resources, Inc.

  J. Taft Symonds has served as a director since June 2001. He has been Chairman of the Board of Symonds Trust Co. Ltd. (an investment firm) and Chairman of the Board of Maurice Pincoffs Company, Inc. (an international marketing firm) since 1978. He is also Chairman of the Board of Tetra Technologies, Inc. (an oilfield services firm) and a director of Denali, Inc. (a manufacturer of storage tanks and a product and service provider for handling of industrial fluids). Mr. Symonds is also a director of Plains Resources Inc.

  A. Patrick Diamond has served as Manager, Special Projects since June 2001. In addition, he was Manager, Special Projects of Plains Resources from August 1999 to June 2001. Prior to joining Plains Resources, Mr. Diamond served Salomon Smith Barney Inc. in its Global Energy Investment Banking Group as a Financial Analyst from July 1994 to June 1997 and as an Associate from July 1997 to May 1999.

  Lawrence J. Dreyfuss has served as Associate General Counsel and Assistant Secretary of our general partner since June 2001 and held a senior management position in the Law Department since May 1999. In addition, he was a Vice President of Scurlock Permian LLC from 1987 to 1999.

  Al Swanson has served as Treasurer since May 2001. In addition, he held several positions at Plains Resources including Treasurer from February 2001 to May 2001 and Director of Treasury from November 2000 to February 2001. Prior to joining Plains Resources, he served as Treasurer of Santa Fe Snyder Corporation from 1999 to October 2000 and in various capacities at Snyder Oil Corporation including Director Corporate Finance from 1998, Controller - SOCO Offshore, Inc.

from 1997, and Accounting Manager from 1992. Mr. Swanson began his career with Apache Corporation in 1986 serving in internal audit and accounting.

  W. David Duckett has been Executive Vice President of PMC (Nova Scotia) Company since July 2001. Mr. Duckett was previously with CANPET Energy Group Inc. since 1985, where he served in various capacities, including most recently as President, Chief Executive Officer and Chairman of the Board.

  Ralph W. Cross has been Vice President of Business Development of PMC (Nova Scotia) Company since July 2001. Mr. Cross was previously with CANPET Energy Group Inc. since 1992, where he served in various capacities, including most recently as Vice President of Business Development.

  John Kers has been Vice President of Operations for PMC (Nova Scotia) Company since July 2001. Mr. Kers was previously with Murphy Oil Co. Ltd. since 1980, where he served in various capacities, including most recently as Manager of Engineering.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

  Section 16(a) of the Securities and Exchange Act of 1934 requires directors, officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC and the New York Stock Exchange initial reports of ownership and reports of changes in ownership of such equity securities. Such persons are also required to furnish us with copies of all Section 16(a) forms that they file. Based solely upon a review of the copies of Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that during 2001 our officers and directors complied with all filing requirements with respect to our equity securities. Plains Resources filed a late Form 3 and six Forms 4 for transactions in 1998, 1999, 2000 and 2001.

REIMBURSEMENT OF EXPENSES OF OUR GENERAL PARTNER AND ITS AFFILIATES

  Our general partner does not receive any management fee or other compensation in connection with its management of Plains All American Pipeline. However, our general partner performs services for us and is reimbursed by us for all expenses incurred on our behalf, including the costs of employee, officer and director compensation and benefits, as well as all other expenses necessary or appropriate to the conduct of our business. The partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. See Item 13. "Certain Relationships and Related Transactions".

ITEM 11.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

  The following table sets forth certain compensation information for our Chief Executive Officer and the four most highly compensated executive officers other than the Chief Executive Officer in 2001 (the "Named Executive Officers"). Messrs. Armstrong, Pefanis and Kramer were compensated by Plains Resources prior to July 2001. However, we reimburse our general partner and its affiliates (and, for 1999, 2000 and a portion of 2001, we reimbursed our former general partner and its affiliates, which included Plains Resources) for expenses incurred on our behalf, including the costs of officer compensation allocable to us. The Named Executive Officers have also received certain equity-based awards from our general partner and from our former general partner and its affiliates, which awards (other than awards under the Long-Term Incentive Plan) are not subject to reimbursement by us. See "--Long-Term Incentive Plan" and Item 13. "Certain Relationships and Related Transactions--Transactions with Affiliates".

                                                  ANNUAL COMPENSATION
                                            ------------------------------                    OTHER
NAME AND PRINCIPAL POSITION        YEAR        SALARY             BONUS                    COMPENSATION (2)
----------------------------       ----     -----------         ----------                ----------------
Greg L. Armstrong                  2001     $165,000(1)          $450,000                       (1)(3)
 CEO                               2000         (1)                  (1)                        (1)(3)
                                   1999         (1)                  (1)                        (1)(3)

Harry N. Pefanis                   2001     $117,500(1)          $350,000                       (1)(3)
 President and COO                 2000         (1)                  (1)                        (1)(3)
                                   1999         (1)                  (1)                        (1)(3)

Phillip D. Kramer                  2001     $100,000(1)          $100,000                       (1)(3)
 Executive V.P. and CFO            2000         (1)                  (1)                        (1)(3)
                                   1999         (1)                  (1)                        (1)(3)

George Coiner                      2001     $175,000             $394,100                     $10,500(3)
 Senior Vice President             2000      175,000              500,700                      10,500(3)
                                   1999      180,956              295,000                      10,000(3)

Mark F. Shires                     2001     $173,333             $175,000                     $10,500(3)
 Vice President - Operations       2000      155,000              220,000                      10,500(3)
                                   1999      160,792(4)            77,500                           -

---------------
(1) Until July 2001, Messrs. Armstrong, Pefanis and Kramer were employed and compensated by Plains Resources, which owned our former general partner. We reimbursed Plains Resources for the portion of their compensation allocable to us. See Item 13. "Certain Relationships and Related Transactions-- Transactions with Affiliates". Salary amounts shown for the year 2001 reflect compensation paid by our general partner and reimbursed by us for the last six months of 2001.
(2) Executive officers have received equity-based awards from our general partner and former general partner and its affiliates. Other than awards under the general partner's Long-Term Incentive Plan, we do not fund these awards. Other than awards to non-employee directors, no awards have vested to date under our Long-Term Incentive Plan. For a description of awards granted to date under the Long-Term Incentive Plan as well as awards under other equity-based plans, see "--Long-Term Incentive Plan" and Item 13. "Certain Relationships and Related Transactions--Transactions with Affiliates".
(3) Prior to the General Partner Transition, Plains Resources matched 100% of employees' contribution to its 401(k) Plan (subject to certain limitations in the plan), with such matching contribution being made 50% in cash and 50% in Plains Resources Common Stock (the number of shares for the stock match being based on the market value of the Common Stock at the time the shares were granted). After the General Partner Transition, our general partner matches 100% of employees' contributions to its 401(k) Plan in cash, subject to certain limitations in the plan.
(4) Includes $51,000 for consulting fees we paid to Mr. Shires prior to his becoming an employee in April 1999.

EMPLOYMENT CONTRACTS AND TERMINATION OF EMPLOYMENT AND CHANGE-IN-CONTROL ARRANGEMENTS

  Prior to the consummation of the General Partner Transition, Messrs. Armstrong and Pefanis were employed pursuant to employment agreements with Plains Resources. Both now have employment agreements with our general partner. Mr. Armstrong is employed as Chairman and Chief Executive Officer. The primary term of Mr. Armstrong's employment agreement runs for three years from June 30, 2001. The term will be automatically extended by one year on each anniversary of the initial date (June 30, 2001) unless Mr. Armstrong receives notice from the Chairman of the Compensation Committee that the Board of Directors has elected not to extend the agreement. Mr. Armstrong has agreed, during the term of the agreement and for five years thereafter, not to disclose (subject to typical exceptions) any confidential information obtained by him while employed under the agreement. The agreement provides for a current base salary of $330,000 per year, subject to annual review. If Mr. Armstrong's employment is terminated without cause, he will be entitled to receive an amount equal to his annual base salary plus his highest annual bonus, multiplied by the lesser of (i) the number of years (including fractional years) remaining on the agreement and (ii) two. If Mr. Armstrong terminates his employment as a result of a change in control he will be entitled to receive an amount equal to three times the aggregate of his annual base salary and bonus. Under Mr. Armstrong's agreement, a "change of control" is defined to include (i) the acquisition by an entity or group (other than Plains Resources and its wholly owned subsidiaries) of 50% or more of our general partner or (ii) the existing owners of our general partner ceasing to own more than 50% of our general partner. If Mr. Armstrong's employment is terminated because of his death, a lump sum payment will be paid to his designee equal to his annual salary plus his highest annual bonus, multiplied by the lesser of (i) the number of years (including fractional years) remaining on the agreement and

(ii) two. Under the agreement, Mr. Armstrong will be reimbursed for any excise tax due as a result of compensation (parachute) payments.

  Mr. Pefanis is employed as President and Chief Operating Officer. The primary term of Mr. Pefanis' employment agreement runs for three years from June 30, 2001. The term will be automatically extended by one year on each anniversary of the initial date (June 30, 2001) unless Mr. Pefanis receives notice from the Chairman of the Board of Directors that the Board has elected not to extend the agreement. Mr. Pefanis has agreed, during the term of the agreement and for one year thereafter, not to disclose (subject to typical exceptions) any confidential information obtained by him while employed under the agreement. The agreement provides for a current base salary of $235,000 per year, subject to annual review. The provisions in Mr. Pefanis' agreement with respect to termination, change in control and related payment obligations are substantially similar to the parallel provisions in Mr. Armstrong's agreement.

LONG-TERM INCENTIVE PLAN

  Our general partner has adopted the Plains All American GP LLC 1998 Long-Term Incentive Plan for employees and directors of our general partner and its affiliates who perform services for us. The Long-Term Incentive Plan consists of two components, a restricted unit plan and a unit option plan. The Long-Term Incentive Plan currently permits the grant of restricted units and unit options covering an aggregate of 1,425,000 common units. The plan is administered by the Compensation Committee of our general partner's board of directors. Our general partner's board of directors in its discretion may terminate the Long-Term Incentive Plan at any time with respect to any common units for which a grant has not yet been made. Our general partner's board of directors also has the right to alter or amend the Long-Term Incentive Plan or any part of the plan from time to time, including increasing the number of common units with respect to which awards may be granted; provided, however, that no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of such participant.

  Restricted Unit Plan. A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit. As of March 15, 2002, aggregate outstanding grants of approximately 679,000 restricted units have been made to employees of our general partner. Grants made include 165,000 restricted units to executive officers as a group, including 60,000, 30,000 and 30,000 units to Messrs. Pefanis, Coiner and Shires, respectively. Additional grants of approximately 288,000 restricted units have been approved, with vesting in 25% increments if and when the quarterly distribution reaches $0.525, $0.575 and $0.625 ($2.10, $2.30 and $2.50 annualized), and the criteria for the remaining 25% yet to be determined. These grants include approximately 203,000 restricted units to executive officers, including 70,000, 10,000, 50,000, 37,500 and 20,000 units to Messrs. Armstrong, Pefanis, Kramer, Coiner and Shires. The Compensation Committee may, in the future, make additional grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Restricted units granted to employees during the subordination period, although additional vesting criteria may sometimes apply, will vest only after, and in the same proportions as, the conversion of the subordinated units to common units. Grants made to non-employee directors of our general partner are eligible to vest prior to termination of the subordination period. In 2000, the three non-employee directors of our former general partner (Messrs. Goyanes, Sinnott and Smith) were each granted 5,000 restricted units. These units vested in connection with the consummation of the General Partner Transition. Additional grants of 5,000 restricted units will be made in 2002 to each non-employee director of our general partner. These units will vest in 25% increments on each anniversary of June 8, 2001. See "--Compensation of Directors".

  If a grantee terminates employment or membership on the board for any reason, the grantee's restricted units will be automatically forfeited unless, and to the extent, the Compensation Committee provides otherwise. Common units to be delivered upon the vesting of rights may be common units acquired by our general partner in the open market or in private transactions, common units already owned by our general partner, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. In addition, we may issue up to 975,000 Common Units to satisfy delivery obligations under the grants, less any common units issued upon exercise of unit options under the plan (see below). If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. Whether we satisfy vested units with purchases or by new issuances, the vesting will result in a compensation expense charge to us. Following the subordination period, the Compensation Committee, in its discretion, may grant tandem distribution equivalent rights with respect to restricted units.

  The subordination period (as defined in the partnership agreement) will end if certain financial tests are met for three consecutive four-quarter periods (the "testing period"), but no sooner than December 31, 2003. During the first quarter after the end of the subordination period, all of the subordinated units will convert into common units. Early conversion of a portion of the subordinated units may occur if the testing period is satisfied before December 31, 2003. We have determined that the first four-quarter period of the testing period was satisfied as of September 30, 2001. Although we cannot give assurance in that regard, if we continue to meet the requirements, 25% of the subordinated units will convert in the fourth quarter of 2003 and the remainder will convert in the first quarter of 2004. Our ability to continue to meet the requirements is subject to a number of economic and operational contingencies. See
"Managements Discussion and Analysis--Risk Factors" and "--Forward Looking Statements".

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

  Upon exercise of a unit option, our general partner will deliver common units acquired by it in the open market or in private transactions or use common units already owned by our general partner, or any combination of the foregoing. In addition, we may issue up to 975,000 common units to satisfy delivery obligations under the grants, less any common units issued upon vesting of Restricted Units under the Plan. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by our general partner in acquiring such common units and the proceeds received by our general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will remit to us the proceeds received by it from the optioned upon exercise of the unit option.

OTHER EQUITY GRANTS

  Certain other employees and officers have also received grants of equity not associated with the Long-Term Incentive Plan described above, and for which we have no cost or reimbursement obligations. See Item 13. "Certain Relationships and Related Transactions - Transactions with Affiliates".

COMPENSATION OF DIRECTORS

  Each director of our general partner who is not an employee of our general partner is paid an annual retainer fee of $20,000, an attendance fee of $2,000 for each board meeting he attends (excluding telephonic meetings), an attendance fee of $500 for each committee meeting or telephonic board meeting he attends plus reimbursement for related out-of-pocket expenses. In 2001, Messrs. Goyanes and Smith each received $10,000 for their service on a special committee of the Board of Directors of our former general partner. Mr. Armstrong is otherwise compensated for his services as an employee and therefore receives no separate compensation for his services as a director. Each committee chairman (other than the Audit Committee) receives $2,000 annually. The chairman of the Audit Committee receives $12,000 annually, and the other members of the Audit Committee receives $4,000 annually.

  In 2000, Messrs. Goyanes, Sinnott and Smith, as directors of our former general partner, received a grant of 5,000 restricted units each under our Long-Term Incentive Plan. The restricted units vested in 2001 in connection with the consummation of the General Partner Transition. Each non-employee director of our general partner will receive a grant of 5,000 restricted units in 2002. The units will vest in 25% increments annually on each anniversary of June 8, 2001.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

BENEFICIAL OWNERSHIP OF PARTNERSHIP UNITS

  The following table sets forth the beneficial ownership of units held by beneficial owners of 5% or more of the units, by directors and Named Executive Officers of our general partner and by all directors and executive officers as a group as of March 15, 2002.

                                            PERCENTAGE             PERCENTAGE                       PERCENTAGE
                                              OF       CLASS B       OF                                   OF        PERCENTAGE
                              COMMON         COMMON     COMMON      CLASS B     SUBORDINATED        SUBORDINATED         OF
NAME OF BENEFICIAL OWNER       UNITS         UNITS      UNITS        UNITS         UNITS                UNITS       TOTAL UNITS
------------------------      ------       --------   ---------   -----------   ------------         ------------   ------------
Plains Resources Inc. (1)    6,626,008        20.8%   1,307,190        100.0%      4,503,039(2)           44.90%       28.75%
Plains Holdings Inc. (1)     6,626,008        20.8%   1,307,190        100.0%      4,503,039(2)           44.90%       28.75%
Goldman, Sachs & Co.(3)      2,054,391         6.4%           -            -               -                 -          4.70%
Sable Holdings, L.P. (4)             -           -            -            -       1,943,423              19.40%        4.49%
KAFU Holdings, L.P. (5)              -           -            -            -       1,595,322              15.90%        3.69%
E-Holdings III, L.P. (6)             -           -            -            -         874,540               8.70%        2.02%
Greg L. Armstrong               96,106(7)       (8)           -            -          28,593(9)              (8)          (8)
Harry N. Pefanis                73,975(7)       (8)           -            -           4,602(9)              (8)          (8)
George R. Coiner                44,026(7)       (8)           -            -               -                  -           (8)
Phil Kramer                     29,000(7)       (8)           -            -           9,742(9)              (8)          (8)
Mark F. Shires                       -(7)        -            -            -               -                  -            -
Everardo Goyanes                 5,000          (8)           -            -               -                  -           (8)
Gary R. Petersen(6)              3,000          (8)           -            -               -                  -           (8)
John T. Raymond                      -           -            -            -          97,171(10)             (8)          (8)
Robert V. Sinnott (5)           10,000          (8)           -            -               -                  -           (8)
Arthur L. Smith                 10,000          (8)           -            -               -                  -           (8)
J. Taft Symonds                 10,000          (8)           -            -               -                  -           (8)
All directors and
 executive
 officers as a group           282,774(7)         (8)           -            -       143,981(9)            1.40%          (8)
(14 persons)

---------------
(1) Plains Resources Inc. is the sole stockholder of Plains Holdings Inc, our former general partner. The record holders of the Class B Common Units is Plains Holdings Inc. The record holder of the common units and subordinated units is Plains Holdings LLC, a wholly owned subsidiary of Plains Holdings Inc. The address of Plains Resources Inc., Plains Holdings Inc. and Plains Holdings LLC is 500 Dallas, Suite 700, Houston, Texas 77002.
(2) Includes subordinated units owned by Plains Resources, to be transferred to certain of our employees pursuant to phantom unit grant agreements, subject to certain vesting conditions. See Note (9) below.
(3) The address for Goldman, Sachs & Co. and its parent, the Goldman Sachs Group, Inc., is 85 Broad Street, New York, New York 10004. Goldman, Sachs & Co., a broker/dealer, and its parent, the Goldman Sachs Group, Inc., are deemed to have shared voting power and shared disposition power over 2,054,391 common units owned by their customers.
(4) Subordinated Units include 97,171 units contributed to Sable Holdings, L.P. by John T. Raymond in exchange for a limited partner interest. Mr. Raymond has the right to reacquire such units. Sable Holdings, L.P. is controlled by James M. Flores. Mr. Flores is the Chief Executive Officer of Plains Resources. The address for Sable Holdings, L.P. is 500 Dallas, Suite 700, Houston, Texas 77002.
(5) KAFU Holdings L.P. is an affiliate of Kayne Anderson Investment Management, Inc., of which Robert V. Sinnott is a Vice President. Mr. Sinnott disclaims any deemed beneficial ownership of units held by KAFU Holdings, L.P. Mr. Sinnott owns a 4.5% limited partner interest in KAFU Holdings, L.P. The address for KAFU Holdings, L.P. is 1800 Avenue of the Stars, 2nd Floor, Los Angeles, California 90067.
(6) E-Holdings III, L.P. is an affiliate of EnCap Investments L.L.C. of which Gary R. Petersen is a Managing Director. Mr. Petersen disclaims any deemed beneficial ownership of units owned by E-Holdings III, L.P.. The address for E-Holdings III, L.P. is 1100 Louisiana, Suite 3150, Houston, Texas 77002.
(7) Does not include units granted under the Long-Term Incentive Plan, none of which will vest within 60 days of the date hereof. See Item 11. "Executive Compensation--Long-Term Incentive Plan".
(8)  Less than one percent.
(9) Includes the following unvested subordinated units, which will vest within 60 days, deliverable pursuant to phantom unit agreements to: Mr. Armstrong
     - 8,548; Mr. Pefanis - 4,602; Mr. Kramer - 9,742; and Mr. Moore - 3,873.
     See Item 13. "Certain Relationships and Related Transactions--Transactions with Affiliates--Stock Option Replacement".
(10) Units contributed to Sable Holdings, L.P. in exchange for an indirect limited partner interest. Mr. Raymond has the right to reacquire such units. See Note (4 )above.

BENEFICIAL OWNERSHIP OF GENERAL PARTNER INTEREST

  Plains AAP, L.P. owns all of our 2% general partner interest and all of our incentive distribution rights. The effective ownership of Plains AAP, L.P. (after giving effect to proportionate ownership of its 1% general partner, Plains All American GP LLC) is as follows: Plains Holdings Inc. - 44%; Sable Investments, L.P. - 20%; KAFU Holdings, L.P. - 16.418%;

E-Holdings III, L.P. -9%; PAA Management, L.P. - 4%; First Union Investors,
Inc. - 3.382%; Mark E. Strome - 2.134%; Strome Hedgecap Fund, L.P. - 1.066%; and John T. Raymond - 1% (indirectly held through a limited partner interest in Sable Investments, L.P.).

  PAA Management, L.P. is owned by certain members of senior management, including Messrs. Armstrong, Pefanis, Kramer, Coiner and Shires.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

OUR GENERAL PARTNER

  Our operations and activities are managed by, and our officers and personnel are employed by, our general partner. Prior to the consummation of the General Partner Transition, some of the senior executives who managed our business also managed and operated the business of Plains Resources. The transition of employment of such executives to our general partner was effected on June 30, 2001. Our general partner does not receive any management fee or other compensation in connection with its management of our business, but it is reimbursed for all direct and indirect expenses incurred on our behalf.

  Our general partner owns the 2% general partner interest and all of the incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, generally our general partner is entitled to 15% of amounts we distribute in excess of $0.450 per unit, 25% of the amounts we distribute in excess of $0.495 per unit and 50% of amounts we distribute in excess of $0.675 per unit.

TRANSACTIONS WITH RELATED PARTIES

 General

  Before the General Partner Transition, Plains Resources indirectly owned and controlled our former general partner interest. In 2001, our former general partner and its affiliates incurred $31.2 million of direct and indirect expenses on our behalf, which we reimbursed. Of this amount, approximately $218,000, $655,000 and $127,000 represented allocated salary and bonus (for the year 2000) reimbursement for the services of Messrs. Armstrong, Pefanis and Kramer, respectively, as officers of our former general partner. In the year 2000, we reimbursed our former general partner $63.8 million, of which $165,000, $212,000 and $96,000 represented allocated salary and bonus (for the year 1999) for Messrs. Armstrong, Pefanis and Kramer. For 1999, the equivalent amounts were $44.7 million, $142,000, $212,000 and $104,000, respectively.

  Plains Resources currently owns an effective 44% of our general partner interest. We have ongoing relationships with Plains Resources. These relationships include but are not limited to:

..  a separation agreement entered into in connection with the General Partner
   Transition pursuant to which (i) Plains Resources has indemnified us for (a) claims relating to securities laws or regulations in connection with the upstream or midstream businesses, based on alleged acts or omissions occurring on or prior to June 8, 2001, or (b) claims related to the upstream business, whenever arising, and (ii) we have indemnified Plains Resources for claims related to the midstream business, whenever arising. Plains Resources also has agreed to indemnify and maintain liability insurance for the individuals who were, on or before June 8, 2001, directors or officers of Plains Resources or our former general partner.

.. a Pension and Employee Benefits Assumption and Transition Services Agreement that provided for the transfer to our general partner of the employees of our former general partner and certain headquarter employees of Plains Resources.

.. an Omnibus Agreement that provides for the resolution of certain conflicts arising from the fact that we and Plains Resources conduct related businesses;

.. a Marketing Agreement with Plains Resources that provides for the marketing of Plains Resources' equity crude oil production. Under the Marketing Agreement, we purchase for resale at market prices all of Plains Resources equity production for a fee of $0.20 per barrel. The Marketing Agreement will terminate upon a "change of control" of Plains resources or our general partner. In November 2001, the Marketing Agreement automatically extended for an additional three-year period. The fee is subject to adjustment every three years based on then-existing market conditions. For the year ended December 31, 2001, Plains Resources produced approximately 24,500 barrels per day that were subject to the Marketing Agreement. We paid approximately $223 million for such production and recognized gross margin of approximately $1.8 million under the terms of that agreement. In our opinion, these purchases were made at prevailing market prices. In November 2001, the agreement automatically extended for an additional three-year period; and

..  a Letter Agreement with Plains Resources that provides that if the Marketing
   Agreement terminates before our crude oil sales agreement with Tosco Refining Co. terminates, we will continue to purchase Plains Resources' equity crude oil production from the Arroyo Grande field under the same terms as the Marketing Agreement until our Tosco sales agreement terminates.

 Transaction Grant Agreements

  In connection with our initial public offering, our former general partner, at no cost to us, agreed to transfer, subject to vesting, approximately 400,000 of its affiliates' common units (including distribution equivalent rights attributable to such units) to certain key officers and employees of our former general partner and its affiliates. Of this amount, 75,000 common units were allocated to each of Messrs. Armstrong and Pefanis, 50,000 common units were allocated to Mr. Coiner and 30,000 were allocated to Mr. Kramer. Under these grants, the common units vested based on attaining a targeted operating surplus for a given year. Of the 400,000 units subject to the transaction grant agreements, 69,444 units vested in 2000 for 1999's operating results and 133,336 units vested in 2001 for 2000's operating results. The remainder (197,200 units) vested in connection with the consummation of the General Partner Transition. Distribution equivalent rights were paid in cash at the time of the vesting of the associated common units. The values of the units and associated distribution equivalent rights that vested under the Transaction Grant Agreements for all grantees in 2001, 2000 and 1999 were $5.7 million, $3.1 million and $1.0 million, respectively. Although we recorded noncash compensation expenses with respect to these vestings, the compensation expense incurred in connection with these grants was funded by our former general partner, without reimbursement by us.

 Long-Term Incentive Plan

  Our general partner has adopted the Plains All American LLC 1998 Long-Term Incentive Plan for employees and directors of our general partner and its affiliates who perform services for us. The Long-Term Incentive Plan consists of two components, a restricted unit plan and a unit option plan. The Long-Term Incentive Plan currently permits the grant of restricted units and unit options covering an aggregate of 1,425,000 common units. The plan is administered by the Compensation Committee of our general partner's board of directors.

  A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit. As of March 15, 2002, aggregate outstanding grants of approximately 679,000 restricted units have been made to employees of our general partner. Grants made include 165,000 restricted units to executive officers as a group, including 60,000, 30,000 and 30,000 units to Messrs. Pefanis, Coiner and Shires, respectively. Additional grants of approximately 288,000 restricted units have been approved, with vesting in 25% increments when the quarterly distribution reaches $0.525, $0.575 and $0.625 ($2.10, $2.30 and $2.50 annualized), and the criteria for the remaining 25% yet to be determined. These grants include approximately 203,000 restricted units to executive officers, including 70,000, 10,000, 50,000, 37,500 and 20,000 units to Messrs. Armstrong, Pefanis, Kramer, Coiner and Shires.

  In 2000, the three non-employee directors of our former general partner (Messrs. Goyanes, Sinnott and Smith) were each granted 5,000 restricted units. These units vested in connection with the consummation of the General Partner Transition. Additional grants of 5,000 restricted units will be made in 2002 to each non-employee director of our general partner. These units will vest in 25% increments on each anniversary of June 8, 2001. See "Executive Compensation-- Compensation of Directors".

 Performance Option Plan

  In connection with the General Partner Transition, the owners of the general partner (other than PAA Management, L.P.) contributed an aggregate of 450,000 subordinated units to the general partner to provide a pool of units available for the grant of options to management and key employees. In that regard, the general partner adopted the Plains All American 2001 Performance Option Plan, pursuant to which options to purchase approximately 332,500 units have been granted. Of this amount, 75,000, 55,000, 45,000, 42,500 and 20,000 were granted to Messrs. Armstrong, Pefanis, Kramer, Coiner and Shires, respectively. Such options vest in 25% increments based upon achieving quarterly distribution levels on our units of $0.525, $0.575, $0.625 and $0.675 ($2.10, $2.30, $2.50
and $2.70, annualized). The options will vest immediately upon a change in control (as defined in the grant agreements). The purchase price under the options is $22 per subordinated unit, declining over time in an amount equal to 80% of each quarterly distribution per unit. The terms of future grants may differ from the existing grants. Because the subordinated units underlying the plan were contributed to the general partner, we will have no obligation to reimburse the general partner for the cost of the units upon exercise of the options.

 Stock Option Replacement

  In connection with the General Partner Transition, certain members of the management team that had been employed by Plains Resources were transferred to the general partner. At that time, such individuals held in-the-money but unvested stock options in Plains Resources, which were subject to forfeiture because of the transfer of employment. Plains Resources, through its affiliates, agreed to substitute a contingent grant of subordinated units with a value equal to the discounted present value of the spread on the unvested options. Approximately 51,000 subordinated units are subject to such grants, with 34,511 granted to executive officers, including 8,548, 4,602 and 9,742 to Messrs. Armstrong, Pefanis and Kramer. The subordinated units vest on the same schedule as the stock options would have vested. The units granted to Messrs. Armstrong, Pefanis and

Kramer will vest in March and April of 2002. The general partner will administer the vesting and delivery of the units under the grants. Because the units necessary to satisfy the delivery requirements under the grants will be provided by Plains Resources, we will have no obligation to reimburse the general partner for the cost of such units.

  Tank Car lease and CANPET

    In connection with the CANPET asset acquisition, Plains Marketing Canada, L.P. assumed CANPET's rights and obligations under a Master Railcar Leasing Agreement between CANPET and Pivotal Enterprises Corporation ("Pivotal"). The agreement provides for Plains Marketing Canada, L.P. to lease approximately 57 railcars from Pivotal at a lease price of $1,000 per month, per car. The lease extends until June of 2008, with an option for Pivotal to extend the term of the lease for an additional five years. Pivotal is substantially owned by former employees of CANPET, including W. David Duckett, who is the Executive Vice President of PMC (Nova Scotia) Company, the general partner of Plains Marketing Canada, L.P. Mr. Duckett owns a 22% interest in Pivotal. Mr. Duckett, as an owner of CANPET, will also receive a portion of the proceeds from any contingent payment of purchase price for the CANPET assets. See Items 1 and 2. "Business and Properties--Acquisitions and Dispositions--CANPET Energy Group, Inc."

OTHER

    Goldman, Sachs & Co., which owns approximately 6% of our common units, was the sole underwriter of our May 2001 offering of units. The total underwriting commissions paid in connection with this offering were approximately $4.4 million.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) (1) AND (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    See "Index to Consolidated Financial Statements" set forth on Page F-1.

(A) (3)  EXHIBITS

  3.1 -- Third Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P. dated as of June 27, 2001 (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 27, 2001.

  3.2 -- Second Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P. dated as of June 27, 2001 (incorporated by reference to Exhibit 3.2 to Form 8-K filed August 27, 2001.

  3.3 -- Second Amended and Restated Agreement of Limited Partnership of All American Pipeline, L.P. dated as of June 27, 2001 (incorporated by reference to Exhibit 3.3 Form 8-K filed August 27, 2001.

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

  3.7 -- Amended and Restated Limited Partnership Agreement of Plains AAP, L.P., dated as of June 8, 2001 (incorporated by reference to Exhibit
           3.1 to Form 8-K filed June 11, 2001).

  3.8 -- Amended and Restated Limited Liability Company Agreement of Plains All American GP, LLC dated as of June 8, 2001 (incorporated by reference to Exhibit 3.2 to Form 8-K filed June 11, 2001).

  4.1 -- Registration Rights Agreement, dated as of June 8, 2001, among Plains All American Pipeline, L.P., Sable Holdings, L.P., E-Holdings III, L.P., KAFU Holdings, LP, PAA Management, L.P., Mark E. Strome, Strome Hedgecap Fund, L.P., John T. Raymond and Plains All American Inc. (incorporated by reference to Exhibit 4.1 to Form 8-K filed June 11,
           2001).

 10.01  -- Contribution, Assignment and Amendment Agreement, dated as of
           June 27, 2001, among Plains All American Pipeline, L.P., Plains Marketing, L.P., All American Pipeline, L.P., Plains AAP, L.P., Plains All American GP LLC and Plains Marketing GP Inc. (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 27, 2001).

 10.02  -- Contribution, Assignment and Amendment Agreement, dated as of
           June 8, 2001, among Plains All American Inc., Plains AAP, L.P. and Plains All American GP LLC (incorporated by reference to Exhibit 10.1 to Form 8-K filed June 11, 2001).

 10.03  -- Separation Agreement, dated as of June 8, 2001 among Plains
           Resources Inc., Plains All American Inc., Plains All American GP LLC, Plains AAP, L.P. and Plains All American Pipeline, L.P. (incorporated by reference to Exhibit 10.2 to Form 8-K filed June 11, 2001.

 10.04 -- Pension and Employee Benefits Assumption and Transition Agreement, dated as of June 8, 2001 among Plains Resources Inc., Plains All American Inc. and Plains All American GP LLC (incorporated by reference to Exhibit 10.3 to Form 8-K filed June 11, 2001).

**10.05 -- Plains All American GP LLC 1998 Long-Term Incentive Plan
           (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, File No. 333-74920).

**10.06 -- Plains All American 2001 Performance Option Plan (incorporated by reference to Exhibit 99.2 to Registration Statement on Form S-8, File No. 333-74920).

**10.07 -- Phantom MLP Unit Agreement for Greg L. Armstrong (incorporated by reference to Exhibit 99.3 to Registration Statement on Form S-8, File No. 333-74920).

**10.08 -- Phantom MLP Unit Agreement for Phillip D. Kramer (incorporated by reference to Exhibit 99.5 to Registration Statement on Form S-8, File No. 333-74920).

**10.09 -- Phantom MLP Unit Agreement for Tim Moore (incorporated by reference to Exhibit 99.6 to Registration Statement on Form S-8,
           File No. 333-74920).

**10.10 -- Phantom MLP Unit Agreement for Harry N. Pefanis (incorporated by reference to Exhibit 99.7 to Registration Statement on Form S-8, File No. 333-74920).

**10.11 -- Plains All American Inc., 1998 Management Incentive Plan
           (incorporated by reference to Exhibit 10.05 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

**10.12 -- Amended and Restated Employment Agreement between Plains All
           American GP LLC and Greg L. Armstrong dated as of June 30, 2001 (incorporated by reference to Exhibit 10.3 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001).

**10.13  -- Amended and Restated Employment Agreement between Plains All
           American GP LLC and Harry N. Pefanis dated as of June 30, 2001 (incorporated by reference to Exhibit 10.4 to Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001).

 10.14 -- Asset Purchase and Sale Agreement between Murphy Oil Company Ltd. and Plains Marketing Canada, L.P. (incorporated by reference to Form 8-K filed May 10, 2001.

*10.15  -- Asset Purchase Agreement dated April 9, 2001 between Plains Marketing
           L.P., Plains Marketing Canada, L.P., and CANPET Energy Group Inc. and CANPET Energy Group (USA), Inc.

*10.16  -- Master Railcar Leasing Agreement dated as of May 25, 1998 (effective
           June 1, 1998), between Pivotal Enterprises Corporation and CANPET Energy Group, Inc.

 10.17 -- Crude Oil Marketing Agreement among Plains Resources Inc., Plains Illinois Inc., Stocker Resources, L.P., Calumet Florida, Inc. and Plains Marketing, L.P. dated as of November 23, 1998 (incorporated by reference to Exhibit 10.07 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

 10.18 -- Omnibus Agreement among Plains Resources Inc., Plains All American Pipeline, L.P., Plains Marketing, L.P., All American Pipeline, L.P., and Plains All American Inc. dated as of November 23, 1998 (incorporated by reference to Exhibit 10.08 to Annual Report on Form 10-K for the Year Ended December 31, 1998).

 10.19 -- Transportation Agreement dated July 30, 1993, between All American Pipeline Company and Exxon Company, U.S.A. (incorporated by reference to Exhibit 10.9 to Registration Statement, file No. 333-64107).

 10.20 -- Transportation Agreement dated August 2, 1993, between All American Pipeline Company and Texaco Trading and Transportation Inc., Chevron U.S.A. and Sun Operating Limited Partnership (incorporated by reference to Exhibit 10.10 to Registration Statement, File
           No. 333-64107).

**10.21  -- Form of Transaction Grant Agreement (Payment on Vesting)
           (incorporated by reference to Exhibit 10.12 to Registration Statement, file No. 333-64107).

 10.22 -- First Amendment to Contribution, Conveyance and Assumption Agreement dated as of December 15, 1998 (incorporated by reference to Exhibit
           10.13 to Annual Report on Form 10-K for the Year Ended December 31,
           1998).

 10.23 -- Agreement for Purchase and Sale of Membership Interest in Scurlock Permian LLC between Marathon Ashland LLC and Plains Marketing, L.P. dated as of March 17, 1999 (incorporated by reference to Exhibit
           10.16 to Annual Report on Form 10-K for the Year Ended December 31,
           1998).

 10.24 -- Asset Sales Agreement between Chevron Pipe Line Company and Plains Marketing, L.P. dated as of April 16, 1999 (incorporated by reference to Exhibit 10.17 to Quarterly Report on Form 10-Q for the Quarter Ended March 31, 1999).

**10.25 -- Transaction Grant Agreement with Greg L. Armstrong (incorporated by reference to Exhibit 10.20 to Registration Statement on Form S-1, File no. 333-86907)

**10.26 -- Phantom Unit Grant Agreement for Phillip D. Kramer (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, File No. 333-54118).

  10.27 -- Pipeline Sale and Purchase Agreement dated January 31, 2000, among Plains All American Pipeline, L.P., All American Pipeline, L.P., El Paso Natural Gas Company and El Paso Pipeline Company (incorporated by reference to Exhibit 10.27 to Annual Report on Form 10-K for the Year Ended December 31, 1999).

  10.28 -- Amended and Restated Credit Agreement [Letter of Credit and Hedged Inventory Facility] dated May 4, 2001, among Plains Marketing, L.P, All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet National Bank and certain other lenders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001).

  10.29 -- Amended and Restated Credit Agreement [Revolving Credit Facility] dated May 4, 2001, among Plains Marketing, L.P, All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet national Bank and certain other lenders (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended March 31, 2001).

 10.30 -- First Amendment to Credit Agreement [Revolving Credit Facility] dated as of May 25, 2001 among Plains Marketing, L.P, All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet National Bank and certain other lenders (incorporated by reference to Exhibit 10.8 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).

 10.31 -- First Amendment to Credit Agreement [Letter of Credit and Hedged Inventory Facility] dated as of May 25, 2001, among Plains Marketing, L.P, All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet National Bank and certain other lenders (incorporated by reference to Exhibit 10.6 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).

 10.32 -- Second Amendment to Credit Agreement [Letter of Credit and Hedged Inventory Facility] dated as of June 26, 2001, among Plains Marketing, L.P, All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet National Bank and certain other lenders (incorporated by reference to Exhibit 10.7 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).

 10.33 -- Second Amendment to Credit Agreement [Revolving Credit Facility] dated as of June 26, 2001 among Plains Marketing, L.P, All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet National Bank and certain other lenders (incorporated by reference to Exhibit 10.9 to the Quarterly Report on Form 10-Q for the Quarter Ended June 30, 2001).

 10.34 -- Third Amendment to Credit Agreement [Letter of Credit and Hedged Inventory Facility] dated as of September 26, 2001, among
           Plains Marketing, L.P, All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet National Bank and certain other lenders (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001).

 10.35 -- Third Amendment to Credit Agreement [Revolving Credit Facility] dated as of September 26, 2001 among Plains Marketing,
           L.P, All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet National Bank and certain other lenders (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the Quarter Ended September 30, 2001).

*10.36  -- Fourth Amendment to Credit Agreement [Letter of Credit and Hedged
           Inventory Facility] dated October 29, 2001, among Plains Marketing, L.P, All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet National Bank and certain other lenders.

*10.37  -- Fourth Amendment to Credit Agreement [Revolving Credit Facility]
           dated October 29, 2001 among Plains Marketing, L.P, All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet National Bank and certain other lenders.

*10.38  -- Fifth Amendment to Credit Agreement [Letter of Credit and Hedged
           Inventory Facility] dated January 31, 2001, among Plains Marketing, L.P, All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet National Bank and certain other lenders.

*10.39  -- Fifth Amendment to Credit Agreement [Revolving Credit Facility]
           dated as January 31, 2001 among Plains Marketing, L.P, All American Pipeline, L.P., Plains All American Pipeline, L.P., and Fleet National Bank and certain other lenders.

 *21.1  -- Subsidiaries of the Registrant.

 *23.1  -- Consent of PricewaterhouseCoopers LLP.

--------
 *  Filed herewith
**  Management contract or compensatory plan or arrangement

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

                                PLAINS ALL AMERICAN PIPELINE, L.P.

                                By:  PLAINS AAP, L.P.,
                                      general partner


                                By:  PLAINS ALL AMERICAN GP LLC,
                                      general partner


Date: March 20, 2002            By:    /s/ Phillip D. Kramer
                                       ---------------------
                                      Phillip D. Kramer, Executive Vice
                                      President and Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Date: March 20, 2002            By:         /s/  Greg L. Armstrong
                                      ----------------------------
                                      Greg L. Armstrong, Chairman of the Board
                                      Chief Executive Officer and Director of
                                      Plains All American GP LLC (Principal
                                      Executive Officer)


Date: March 20, 2002            By:        /s/  Harry N. Pefanis
                                      --------------------------
                                      Harry N. Pefanis, President and Chief
                                      Operating Officer of
                                      Plains All American GP LLC


Date: March 20, 2002            By:        /s/ Phillip D. Kramer
                                      --------------------------
                                      Phillip D. Kramer, Executive Vice
                                      President and Chief Financial Officer
                                      (Principal Financial and Accounting
                                      Officer) of Plains All American GP LLC


Date: March 20, 2002            By:        /s/ Everardo Goyanes
                                      -------------------------
                                      Everardo Goyanes, Director of Plains All
                                      American GP LLC


Date: March 20, 2002            By:        /s/ Gary R. Petersen
                                      -------------------------
                                      Gary R. Petersen, Director of Plains All
                                      American GP LLC


Date: March 20, 2002            By:        /s/ John T. Raymond
                                      ------------------------
                                      John T. Raymond, Director of Plains All
                                      American GP LLC


Date: March 20, 2002            By:        /s/ Robert V. Sinnott
                                      --------------------------
                                      Robert V. Sinnott, Director of Plains All
                                      American GP LLC


Date: March 20, 2002            By:        /s/ Arthur L. Smith
                                      ------------------------
                                      Arthur L. Smith, Director of Plains All
                                      American GP LLC


Date: March 20, 2002            By:        /s/ J. Taft Symonds
                                      ------------------------
                                      J. Taft Symonds, Director of Plains All
                                      American GP LLC

                      PLAINS ALL AMERICAN PIPELINE, L.P.
                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                          Page
                                                                                                                          ----
  Financial Statements

       Report of Independent Accountants.................................................................................  F-2

       Consolidated Balance Sheets as of December 31, 2001 and 2000......................................................  F-3

       Consolidated Statements of Operations for the years ended
          December 31, 2001, 2000 and 1999...............................................................................  F-4

       Consolidated Statements of Cash Flows for the years ended
          December 31, 2001, 2000 and 1999...............................................................................  F-5

       Consolidated Statements of Changes in Partners' Capital for the years ended
          December 31, 2001, 2000 and 1999...............................................................................  F-6

       Notes to Consolidated Financial Statements........................................................................  F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors of the General Partner and the Unitholders of Plains All American Pipeline, L.P.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in partners' capital and of cash flows present fairly, in all material respects, the financial position of Plains All American Pipeline, L.P. and its subsidiaries (the "Partnership") at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Partnership's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Partnership changed its method of accounting for derivatives and hedging activities effective January 1, 2001.

PricewaterhouseCoopers LLP


Houston, Texas
March 6, 2002

 PAGE>

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (in thousands, except unit data)

                                                                                            December 31,
                                                                                  ----------------------------------
                                                                                        2001              2000
                                                                                  ----------------  ----------------
                                     ASSETS

CURRENT ASSETS
Cash and cash equivalents                                                         $         3,511   $         3,426
Accounts receivable and other                                                             365,697           347,698
Inventory                                                                                 188,874            46,780
                                                                                  ----------------  ----------------
Total current assets                                                                      558,082           397,904
                                                                                  ----------------  ----------------

PROPERTY AND EQUIPMENT                                                                    653,050           467,619
Less allowance for depreciation and amortization                                          (48,131)          (26,974)
                                                                                  ----------------  ----------------
                                                                                          604,919           440,645
                                                                                  ----------------  ----------------

OTHER ASSETS
Pipeline linefill                                                                          57,367            34,312
Other, net                                                                                 40,883            12,940
                                                                                  ----------------  ----------------
                                                                                  $     1,261,251   $       885,801
                                                                                  ================  ================


                        LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES
Accounts payable and other current liabilities                                    $       386,993   $       328,542
Due to related party                                                                       13,685            20,951
Short-term debt and current portion of long-term debt                                     104,482             1,300
                                                                                  ----------------  ----------------
Total current liabilities                                                                 505,160           350,793

LONG-TERM LIABILITIES
Bank debt                                                                                 351,677           320,000
Other long-term liabilities and deferred credits                                            1,617             1,009
                                                                                  ----------------  ----------------
Total liabilities                                                                         858,454           671,802
                                                                                  ----------------  ----------------

COMMITMENTS AND CONTINGENCIES (Note 14)

PARTNERS' CAPITAL
Common unitholders (31,915,939 and 23,049,239 units outstanding
at December 31, 2001 and 2000, respectively)                                              408,562           217,073
Class B Common unitholders (1,307,190 units outstanding at each date)                      19,534            21,042
Subordinated unitholders (10,029,619 units outstanding at each date)                      (38,891)          (27,316)
General partner                                                                            13,592             3,200
                                                                                  ----------------  ----------------
                                                                                          402,797           213,999
                                                                                  ----------------  ----------------
                                                                                  $     1,261,251   $       885,801
                                                                                  ================  ================

                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (in thousands, except per unit data)

                                                                            Year Ended December 31,
                                                                ---------------------------------------------------
                                                                     2001             2000              1999
                                                                ---------------  ----------------  ----------------
REVENUES                                                         $   6,868,215    $    6,641,187    $   10,910,423

COST OF SALES AND OPERATIONS                                         6,720,970         6,506,504        10,800,109

UNAUTHORIZED TRADING LOSSES
  AND RELATED EXPENSES (Note 3)                                              -             6,963           166,440

INVENTORY VALUATION ADJUSTMENT (Note 2)                                  4,984                 -                 -
                                                                ---------------  ----------------  ----------------
Gross Margin                                                           142,261           127,720           (56,126)
                                                                ---------------  ----------------  ----------------

EXPENSES
General and administrative                                              46,586            40,821            23,211
Depreciation and amortization                                           24,307            24,523            17,344
Restructuring expense                                                        -                 -             1,410
                                                                ---------------  ----------------  ----------------
Total expenses                                                          70,893            65,344            41,965
                                                                ---------------  ----------------  ----------------

OPERATING INCOME (LOSS)                                                 71,368            62,376           (98,091)

Interest expense                                                       (29,082)          (28,691)          (21,139)
Gain on sale of assets (Note 5)                                            984            48,188            16,457
Interest and other income (expense)                                        401            10,776               958
                                                                ---------------  ----------------  ----------------

Income (loss) before extraordinary item and
  cumulative effect of accounting change                                43,671            92,649          (101,815)
Extraordinary item (Note 10)                                                 -           (15,147)           (1,545)
Cumulative effect of accounting change (Note 9)                            508                 -                 -
                                                                ---------------  ----------------  ----------------
NET INCOME (LOSS)                                                $      44,179    $       77,502    $     (103,360)
                                                                ===============  ================  ================

NET INCOME (LOSS) - LIMITED PARTNERS                             $      42,239    $       75,754    $     (101,517)
                                                                ===============  ================  ================

NET INCOME (LOSS) - GENERAL PARTNER                              $       1,940    $        1,748    $       (1,843)
                                                                ===============  ================  ================

BASIC AND DILUTED NET INCOME (LOSS)
  PER LIMITED PARTNER UNIT
  Income (loss) before extraordinary item and
    cumulative effect of accounting change                       $        1.12    $         2.64    $        (3.16)
  Extraordinary item                                                         -             (0.44)            (0.05)
  Cumulative effect of accounting change                                  0.01                 -                 -
                                                                ---------------  ----------------  ----------------
  Net income (loss)                                              $        1.13    $         2.20    $        (3.21)
                                                                ===============  ================  ================

WEIGHTED AVERAGE UNITS OUTSTANDING                                      37,528            34,386            31,633
                                                                ===============  ================  ================

                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                       Year Ended December 31,
                                                                            ----------------------------------------------
                                                                                  2001            2000           1999
                                                                            ---------------  --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)                                                            $      44,179    $    77,502    $   (103,360)
Items not affecting cash flows
  from operating activities:
    Depreciation and amortization                                                   24,307         24,523          17,344
    (Gain) loss on sale of assets (Note 5)                                            (984)       (48,188)        (16,457)
    Cumulative effect of accounting change                                            (508)             -               -
    Noncash compensation expense                                                     5,741          3,089           1,013
    Allowance for doubtful accounts                                                  3,000          5,000               -
    Inventory valuation adjustment                                                   4,984              -               -
    Other non cash items                                                              (207)         4,574           1,047
Change in assets and liabilities, net of acquisition:
    Accounts receivable and other                                                  (18,856)       120,497        (224,181)
    Inventory                                                                     (117,878)       (11,954)         34,772
    Accounts payable and other current liabilities                                  46,671       (161,543)        164,783
    Pipeline linefill                                                              (13,736)       (16,679)             (3)
    Other long-term liabilities and deferred credits                                   600         (8,591)         18,873
    Due (to) from related party                                                     (7,266)       (21,741)         34,924
                                                                            ---------------  --------------  -------------

Net cash provided by (used in) operating activities                                (29,953)       (33,511)        (71,245)
                                                                            ---------------  --------------  -------------

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions (Note 4)                                                             (229,162)             -        (176,918)
Additions to property and equipment                                                (21,069)       (12,603)        (12,801)
Disposals of property and equipment and other (Note 5)                                 740        223,604           3,626
                                                                            ---------------  --------------  -------------

Net cash provided by (used in) investing activities                               (249,491)       211,001        (186,093)
                                                                            ---------------  --------------  -------------

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from issuance of units (Note 7)                                           227,549              -          76,450
Costs incurred in connection with financing arrangements                            (6,351)        (6,748)        (17,243)
Subordinated notes - general partner                                                     -       (114,000)        114,000
Proceeds from long-term debt                                                     1,837,750      1,433,750         403,721
Proceeds from short-term debt                                                      492,005         51,300         131,119
Principal payments of long-term debt                                            (1,803,073)    (1,423,850)       (268,621)
Principal payments of short-term debt                                             (392,422)      (108,719)        (82,150)
Distributions to unitholders                                                       (75,929)       (59,565)        (51,673)
                                                                            ---------------  --------------  -------------

Net cash provided by (used in) financing activities                                279,529       (227,832)        305,603
                                                                            ---------------  --------------  -------------

Net increase (decrease) in cash and cash equivalents                                    85        (50,342)         48,265
Cash and cash equivalents, beginning of period                                       3,426         53,768           5,503
                                                                            ---------------  --------------  -------------

Cash and cash equivalents, end of period                                     $       3,511    $     3,426     $    53,768
                                                                            ===============  ==============  =============

                See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                (in thousands)

                                                                                                                    Total
                                                                Class B                                General    Partners'
                                         Common Units         Common Units       Subordinated Units    Partner     Capital
                                    ---------------------- ------------------- --------------------- ---------- ------------
                                      Units      Amount      Units     Amount    Units      Amount     Amount      Amount
                                    --------- ------------ --------- --------- --------- ----------- ---------- ------------
Balance at December 31, 1998          20,059     $253,568        -   $      -    10,030   $  15,995   $    980    $ 270,543

Issuance of Class B Common Units           -            -    1,307     25,000         -           -        252       25,252

Noncash compensation expense               -            -        -          -         -           -      1,013        1,013

Issuance of units to public            2,990       50,654        -          -         -           -        544       51,198

Net loss                                   -      (62,598)       -     (3,218)        -     (35,701)    (1,843)    (103,360)

Distributions                              -      (33,265)       -     (1,234)        -     (15,915)    (1,259)     (51,673)
                                    --------- ------------ --------- --------- --------- ----------- ---------- ------------

Balance at December 31, 1999          23,049      208,359    1,307     20,548    10,030     (35,621)      (313)     192,973

Noncash compensation expense               -            -        -          -         -           -      3,089        3,089

Net income                                 -       50,780        -      2,878         -      22,096      1,748       77,502

Distributions                              -      (42,066)       -     (2,384)        -     (13,791)    (1,324)     (59,565)
                                    --------- ------------ --------- --------- --------- ----------- ---------- ------------

Balance at December 31, 2000          23,049      217,073    1,307     21,042    10,030     (27,316)     3,200      213,999

Issuance of units                      8,867      222,032        -          -         -           -      5,517      227,549

Noncash compensation expense               -            -        -          -         -           -      5,741        5,741

Net income                                 -       29,436        -      1,476         -      11,327      1,940       44,179

Distributions                              -      (51,271)       -     (2,549)        -     (19,558)    (2,551)     (75,929)

Other comprehensive income                 -       (8,708)       -       (435)        -      (3,344)      (255)     (12,742)
                                    --------- ------------ --------- --------- --------- ----------- ---------- ------------

Balance at December 31, 2001          31,916    $ 408,562    1,307   $ 19,534    10,030   $ (38,891)  $ 13,592    $ 402,797
                                    ========= ============ ========= ========= ========= =========== ========== ============

                 See notes to consolidated financial statements.

              PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 -- Organization and Basis of Presentation

   Organization

     We are a publicly traded Delaware limited partnership engaged in interstate and intrastate marketing, transportation and terminalling of crude oil and liquefied petroleum gas (LPG). We were formed in September 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly owned affiliates ("Plains Resources") as a separate, publicly traded master limited partnership.

     We completed our initial public offering (IPO) in November 1998, issuing
13.1 million common units at $20.00 per unit and received net proceeds of $244.7 million. Concurrently with the offering, Plains Resources sold certain assets to us and contributed other assets in exchange for cash, common and subordinated units, an aggregate 2% general partner interest, the right to receive incentive distributions as defined in the partnership agreement and the assumption of related indebtedness. Immediately after our initial public offering, Plains Resources owned 100% of our general partner interest and an overall effective ownership in the Partnership of 57% (including the 2% general partner interest and common and subordinated units owned by it).

     In May 2001, senior management of our general partner and a group of financial investors entered into a transaction with Plains Resources to acquire control of the general partner interest and a majority of the outstanding subordinated units. The transaction closed in June 2001, and for purposes of this report is referred to as the "General Partner Transition." As a result of this transaction, Plains Resources' ownership in the general partner was reduced from 100% to 44%. Additionally, as a result of this transaction and various equity offerings conducted since the IPO, Plains Resources' overall effective ownership has been reduced to approximately 29%.

     The general partner interest is now held by Plains AAP, L.P., a Delaware limited partnership. Plains All American GP LLC, a Delaware limited liability company, is Plains AAP, L.P.'s general partner. Our operations and activities are managed by, and our officers and personnel are employed by, Plains All American GP LLC. Unless the context otherwise requires, we use the term "general partner" to refer to both Plains AAP, L.P. and Plains All American GP LLC. We use the phrase "former general partner" to refer to the subsidiary of Plains Resources that formerly held the general partner interest.

     We conduct our operations through our wholly owned operating limited partnerships Plains Marketing, L.P., All American Pipeline, L.P., and Plains Marketing Canada, L.P. Our operations are concentrated in Texas, Oklahoma, California, Louisiana and the Canadian provinces of Alberta, Saskatchewan and Manitoba.

   Basis of Consolidation and Presentation

     The accompanying financial statements and related notes present our consolidated financial position as of December 31, 2001 and 2000, and the results of our operations, cash flows and changes in partners' capital for the years ended December 31, 2001, 2000 and 1999. All significant intercompany transactions have been eliminated. Certain reclassifications were made to prior period amounts to conform with the current period presentation.

Note 2 -- Summary of Significant Accounting Policies

   Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates we make include (1) estimated useful lives of assets, which impacts depreciation and amortization, (2) allowance for doubtful accounts receivable, (3) accruals related to revenues and expenses and (4) liability and contingency accruals. Although we believe these estimates are reasonable, actual results could differ from these estimates.

   Revenue Recognition

     Gathering and marketing revenues are accrued at the time title to the product sold transfers to the purchaser, which occurs upon receipt of the product by the purchaser. Terminalling and storage revenues are recognized at the time service is performed. Revenues for the transportation of crude oil are recognized either at the point of delivery or at the point of receipt pursuant to regulated and non-regulated tariffs.

    Cost of Sales and Operations

     Cost of sales and operations consists of the cost of crude oil, transportation and storage fees, field and pipeline operating expenses and letter of credit expenses. Field and pipeline operating expenses consist primarily of fuel and power costs, telecommunications, labor costs for truck drivers and pipeline field personnel, maintenance, utilities, insurance and property taxes.

    Cash and Cash Equivalents

     Cash and cash equivalents consist of all demand deposits and funds invested in highly liquid instruments with original maturities of three months or less and at times may exceed federally insured limits. We periodically assess the financial condition of the institutions where these funds are held and believe that any possible credit risk is minimal.

    Accounts Receivable

     Our accounts receivable are primarily from purchasers and shippers of crude oil. The majority of our accounts receivable relate to our gathering and marketing activities that can generally be described as high volume and low margin activities, in many cases involving complex exchanges of crude oil volumes. We make a determination of the amount, if any, of the line of credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided in the form of standby letters of credit.

     We routinely review our receivable balances to identify past due amounts and analyze the reasons such amounts have not been collected. In many instances, such delays involve billing delays and discrepancies or disputes as to the appropriate price, volumes or quality of crude oil delivered or exchanged. We also attempt to monitor changes in the creditworthiness of our customers as a result of developments related to each customer, the industry as a whole and the general economy. At December 31, 2001, approximately 93% of accounts receivable were less than 60 days past scheduled invoice date. At December 31, 2001, our allowance for doubtful accounts receivable totaled $3.0 million for receivables included in current assets and $5.0 million for receivables classified as long-term, representing 11% and 33%, respectively, of all balances greater than 60 days past scheduled invoice date. There was no allowance for doubtful accounts at December 31, 1999. We consider these reserves adequate. Amounts due from affiliated entities at December 31, 2001, totaled less than $0.6 million and represented amounts due under current contracts in the ordinary course of business or billings for reimbursing expenses that were collected subsequent to year end. None of the accounts receivables are related to any equity investments in the Partnership.

   Inventory

     Inventory consists of liquefied petroleum gas and crude oil in pipelines, storage tanks and rail cars which is valued at the lower of cost or market, with cost determined using an average cost method. In the fourth quarter of 2001, the Partnership recorded a $5.0 million noncash writedown of operating crude oil inventory to reflect prices at December 31, 2001. During 2001, the price of crude oil traded on the NYMEX averaged $25.98 per barrel. At December 31, 2001, the NYMEX crude oil price was approximately 24% lower, or $19.84 per barrel.

   Property and Equipment and Pipeline Linefill

     Property and equipment is stated at cost and consists of (in thousands):

                                                               December 31,
                                                        ---------------------------
                                                            2001           2000
                                                        ------------    -----------
Crude oil pipelines                                       $ 470,671      $ 359,826
Crude oil pipeline facilities                                87,446         39,358
Crude oil storage and terminal facilities                    62,974         45,989
Trucking equipment, injection stations and other             25,599         19,435
Office property and equipment                                 6,360          3,011
                                                        ------------    -----------

                                                            653,050        467,619
Less accumulated depreciation and amortization              (48,131)       (26,974)
                                                        ------------    -----------

                                                          $ 604,919      $ 440,645
                                                        ============    ===========

     Depreciation is computed using the straight-line method over estimated useful lives as follows:

          .   crude oil pipelines - 30 years;
          .   crude oil pipeline facilities - 30 years;
          .   crude oil storage and terminal facilities - 30 to 40 years;
          .   trucking equipment, injection stations and other - 5 to 15 years;
              and
          .   office property and equipment - 5 years

     Acquisitions and improvements are capitalized; maintenance and repairs are expensed as incurred.

     Pipeline linefill is recorded at cost and consists of liquefied petroleum gas and crude oil linefill used to pack a pipeline such that when an incremental barrel enters a pipeline it forces a barrel out at another location as well as minimum crude oil necessary to operate our storage and terminalling facilities. At December 31, 2001, we had approximately 2.6 million barrels of crude oil and
6.4 million gallons of liquefied petroleum gas used to maintain our minimum operating linefill requirements. Proceeds from the sale and repurchase of pipeline linefill are reflected as cash flows from operating activities in the accompanying consolidated statements of cash flows.

   Impairment of Long-Lived Assets

     Long-lived assets with recorded values that are not expected to be recovered through future cash flows are written-down to estimated fair value. Fair value is generally determined from estimated discounted future net cash flows.

   Other Assets

     Other assets consist of the following (in thousands):

                                                  December 31,
                                           ---------------------------
                                              2001           2000
                                           ------------   ------------
Debt issue costs                              $ 17,293        $ 8,918
Long term receivable, net                       10,000          5,000
Goodwill                                         9,419            601
Intangible assets (contracts)                      980              -
Other                                            7,649            169
                                           ------------   ------------

                                                45,341         14,688
Less accumulated amortization                   (4,458)        (1,748)
                                           ------------   ------------

                                              $ 40,883       $ 12,940
                                           ============   ============

     Costs incurred in connection with the issuance of long-term debt are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the "effective interest" method of amortization. Goodwill is recorded as the amount of the purchase price in excess of the fair value of certain assets purchased. In accordance with Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which we will adopt in its entirety January 1, 2002, we will test goodwill and other intangible assets periodically to determine whether an impairment has occurred. An impairment occurs when the carrying amount of an asset exceeds the fair value of the recognized goodwill or intangible asset. If impairment occurs, the loss is recorded in the period.

    Income and Other Taxes

     No provision for U.S. federal or Canadian income taxes related to our operations is included in the accompanying consolidated financial statements, because as a partnership we are not subject to federal, state or provincial income tax and the tax effect of our activities accrues to the unitholders. Net earnings for financial statement purposes may differ significantly from taxable income reportable to unitholders as a result of differences between the tax bases and financial reporting bases of assets and liabilities and the taxable income allocation requirements under the partnership agreement. Individual unitholders will have different investment bases depending upon the timing and price of acquisition of partnership units. Further, each unitholder's tax accounting, which is partially dependent upon the unitholder's tax position, may differ from the accounting followed in the consolidated financial statements. Accordingly, there could be significant differences between each individual unitholder's tax bases and the unitholder's share of the net assets reported in the consolidated financial statements. We do not have access to information about each individual unitholder's tax attributes, and the aggregate tax bases cannot be readily determined. Accordingly, we do not believe that in our circumstances, the aggregate difference would be meaningful information.

     The Partnership's Canadian operations are conducted through an operating limited partnership, of which our wholly owned subsidiary PMC (Nova Scotia) Company is the general partner. For Canadian tax purposes, the general partner is taxed as a corporation, subject to income taxes and a capital-based tax at federal and provincial levels. For 2001, the income tax was not material and the capital-based tax was approximately $0.4 million (U.S.). In addition, interest payments made by Plains Marketing Canada, L.P. on its intercompany loan from Plains Marketing, L.P. are subject to a 10% Canadian withholding tax, which for 2001 totaled $0.3 million and is recorded in other expense.

     In addition to federal income taxes, owners of our common units may be subject to other taxes, such as state and local and Canadian federal and provincial taxes, unincorporated business taxes, and estate, inheritance or intangible taxes that may be imposed by the various jurisdictions in which we do business or own property. A unitholder may be required to file Canadian federal income tax returns and to pay Canadian federal and provincial income taxes and to file state income tax returns and to pay taxes in various states.

   Hedging

     We utilize various derivative instruments, for purposes other than trading, to hedge our exposure to price fluctuations on crude oil and liquefied petroleum gas in storage and expected purchases, sales and transportation of those commodities. The derivative instruments consist primarily of futures and option contracts traded on the New York Mercantile Exchange and over-the-counter transactions including crude oil swap contracts entered into with financial institutions. We also utilize interest rate and foreign exchange swaps and collars to manage the interest rate exposure on our long-term debt and foreign exchange exposure arising from our Canadian operations.

     Beginning January 1, 2001, we record all derivative instruments on the balance sheet as either assets or liabilities measured at their fair value under the provisions of SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". Generally for our domestic U.S. operations, these derivative instruments qualify for hedge accounting as they reduce the price risk of the underlying hedged item and are designated as a hedge at inception. These derivative hedges result in financial impacts that are inversely correlated to those of the items being hedged. This correlation, generally in excess of 80% (a measure of hedge effectiveness), is measured both at the inception of the hedge and on an ongoing basis. To qualify for hedge accounting treatment, companies must formally document, designate and assess the effectiveness of these transactions. If the necessary correlation ceases to exist or if physical delivery of the hedged item becomes improbable, we would discontinue hedge accounting and apply mark to market accounting. Gains and losses on the termination of hedging instruments are deferred and recognized in income as the impact of the hedged item is recorded.

     SFAS 133 requires that changes in derivative contracts' fair value be recognized currently in earnings unless specific hedge accounting criteria are met. We have some derivative contracts, primarily related to our LPG activities, that do not receive hedge treatment, as the correlation is not consistently at the necessary level between prices for those markets or commodities and the hedging instrument. As a result, gains and losses on those derivative contracts impact earnings directly. The intent of entering into these transactions, however, is to mitigate price exposure arising from those operations.

     Aside from the exceptions noted above, unrealized changes in the market value of crude oil or LPG hedge contracts are not generally recognized in our consolidated statement of operations until the underlying hedged transaction occurs. The financial impacts of these hedge contracts are included in our consolidated statements of operations as a component of revenues. Such financial impacts are offset by gains or losses realized in the physical market. Cash flows from these hedging activities are included in operating activities in the accompanying consolidated statements of cash flows. Net deferred gains and losses on futures contracts (including closed futures contracts) entered into to hedge anticipated crude oil and LPG purchases and sales, are included in current assets or current liabilities in the accompanying consolidated balance sheets. Deferred gains or losses from inventory hedges are included as part of the inventory costs and recognized when the related inventory is sold.

     Amounts paid or received from interest rate swaps and collars are charged or credited to interest expense and matched with the cash flows and interest expense of the debt being hedged, resulting in an adjustment to the effective interest rate.

   Net Income Per Unit

     Basic and diluted net income (loss) per unit is determined by dividing net income (loss) after deducting the amount allocated to the general partner interest, (including its incentive distribution in excess of its 2% interest), by the weighted average number of outstanding common units and subordinated units. Partnership income (loss) is first allocated according to percentage ownership in the Partnership and then reallocated between the limited partners and general partner based on the amount of incentive distributions. Basic and diluted net income (loss) per unit for 2001, 2000 and 1999 is as follows (in thousands, except per unit data):

                                                                    Year Ended December 31,
                                                         --------------------------------------------
                                                             2001            2000           1999
                                                         -------------   -------------  -------------
               Net income (loss)                          $     44,179    $     77,502   $   (103,360)

               Less:
                 General partner incentive distributions        (1,056)           (198)          (224)
                 General partner 2% ownership                     (884)         (1,550)         2,067
                                                         -------------   -------------  -------------

               Net income (loss) attributable to
                 limited partners                         $     42,239    $     75,754   $   (101,517)
                                                         =============   =============  =============

               Weighted average units outstanding               37,528          34,386         31,633
                                                         =============   =============  =============

               Basic and diluted net income (loss)
                 per limited partner unit                     $   1.13        $   2.20      $   (3.21)
                                                         =============   =============  =============

   Foreign Currency Translation

     Our cash flow stream relating to our Canadian operations is based on the U.S. dollar equivalent of such amounts measured in Canadian dollars. Assets and liabilities of our Canadian subsidiaries are translated to U. S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues and expenses are translated using the average exchange rate during the reporting period.

   Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS 141 "Business Combinations" and SFAS 142 "Goodwill and Other Intangible Assets". SFAS 141 requires all business combinations initiated after June 30, 2001 (see
Note 4), to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, this Standard also establishes specific criteria for the recognition of intangible assets separately from goodwill. We have adopted SFAS 142 effective January 1, 2002. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. In conjunction with the adoption of SFAS 142, amortization on the unamortized portion of the goodwill arising from previous acquisitions will cease in 2002. The adoption of SFAS 142 will not have a material effect on either our financial position, results of operations, or cash flows.

     In June 2001, the FASB also issued SFAS 143, "Asset Retirement Obligations". SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the time of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. We will adopt the statement effective January 1, 2003, as required. The transition adjustment resulting from the adoption of SFAS 143 will be reported as a cumulative effect of a change in accounting principle. At this time, we cannot reasonably estimate the effect of the adoption of this statement on either our financial position, results of operations, or cash flows.

     In August 2001, the FASB approved SFAS 144, "Accounting for Impairment or Disposal of Long-Lived Assets". SFAS 144 establishes a single accounting model for long-lived assets to be disposed of by sale and provides additional implementation guidance for assets to be held and used and assets to be disposed of other than by sale. Upon adoption of this Statement effective January 1, 2002, there was no effect on either our financial position, results of operations or cash flows.

     In June 1998, the FASB issued SFAS 133, which was subsequently amended (i) in June 1999 by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", which deferred the effective date of SFAS 133 to fiscal years beginning after June 15, 2000; and (ii) in June 2000 by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedge Activities," which amended certain provisions, inclusive of the definition of the normal purchase and sale exclusion. We have determined that our physical purchase and sale agreements qualify for the normal purchase and sale exclusion.

     SFAS 133 requires that all derivative instruments be recorded on the balance sheet as either assets or liabilities measured at their fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For fair value hedge transactions in which we are hedging changes in the fair value of an asset, liability, or firm commitment, changes in the fair value of the derivative instrument will generally be offset in the income statement by changes in the fair value of the hedged item. For cash flow hedge transactions, in which we are hedging the variability of cash flows related to a variable-rate asset, liability, or a forecasted transaction, changes in the fair value of the derivative instrument will be reported in other comprehensive income, a component of partners' capital. The gains and losses on the derivative instrument that are reported in other comprehensive income will be reclassified as earnings in the periods in which earnings are affected by the variability of the cash flows of the hedged item. The ineffective portion of all hedges will be recognized in earnings in the current period. Hedge effectiveness is measured at least quarterly based on the relative cumulative changes in fair value between the derivative contract and the hedged item over time.

     We adopted SFAS 133, as amended, effective January 1, 2001. Our implementation procedures identified all instruments in place at the adoption date that are subject to the requirements of SFAS 133. Upon adoption, we recorded a cumulative effect charge of $8.3 million in accumulated other comprehensive income to recognize at fair value all derivative instruments that are designated as cash flow hedging instruments and a cumulative effect gain of $0.5 million to earnings. Correspondingly, an asset of $2.8 million and a liability of $10.6 million were established. Hedge losses/gains included in accumulated other comprehensive income are transferred to earnings as the forecasted transactions actually occur. Implementation issues continue to be addressed by the FASB and any change to existing guidance might impact our implementation. Adoption of this standard will most likely increase volatility in earnings and partners' capital through comprehensive income.

Note 3 -- Unauthorized Trading Losses

     In November 1999, we discovered that a former employee had engaged in unauthorized trading activity, resulting in losses of approximately $162.0 million ($174.0 million, including estimated associated costs and legal expenses). A full investigation into the unauthorized trading activities by outside legal counsel and independent accountants and consultants determined that the vast majority of the losses occurred from March through November 1999. Approximately $7.1 million of the unauthorized trading losses was recognized in 1998 and the remainder in 1999. In 2000, we recognized an additional $7.0 million charge for litigation related to the unauthorized trading losses (see
Note 14).

Note 4 -- Acquisitions

   Wapella Pipeline System

     In December 2001, we acquired the Wapella Pipeline System from private investors for approximately $12.0 million, including transaction costs. The system is located in southeastern Saskatchewan and southwestern Manitoba. In 2001, the Wapella Pipeline System delivered approximately 11,000 barrels per day of crude oil to the Enbridge Pipeline at Cromer, Manitoba. The acquisition also includes approximately 21,500 barrels of crude oil storage capacity located along the system as well as a truck terminal. Initial financing for the acquisition was provided through borrowings under our bank credit facility.

     The Wapella acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated in accordance with SFAS 141 (see
Note 2). The purchase price allocation is as follows (in thousands):


               Crude oil pipeline, gathering and terminal assets    $   10,251
               Other property and equipment                              1,720
                                                                  ------------
               Total                                                $   11,971
                                                                  ============

   CANPET Energy Group Inc.

     In July 2001, we acquired the assets of CANPET Energy Group Inc. ("CANPET"), a Calgary-based Canadian crude oil and liquefied petroleum gas marketing company, for approximately $42.0 million plus excess inventory at the closing date of approximately $25.0 million. Approximately $24.0 million of the purchase price plus $25.0 million for the additional inventory was paid in cash at closing, and the remainder, which is subject to certain performance standards, will be paid in common units in April 2004, if such standards are met. At the time of the acquisition, CANPET's activities consisted of gathering approximately 75,000 barrels per day of crude oil and marketing an average of approximately 26,000 barrels per day of natural gas liquids or LPG's. The principal assets acquired include a crude oil handling facility, a 130,000-barrel tank facility, LPG facilities, existing business relationships and working capital of approximately $8.6 million. Initial financing for the acquisition was provided through borrowings under our bank credit facility.

     The CANPET acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated in accordance with SFAS 141 (see
Note 2). The purchase price allocation is as follows (in thousands):

                    Inventory                                      $ 29,708
                    Goodwill                                          8,818
                    Intangible assets (contracts)                       980
                    Other assets, including debt issue costs          1,661
                    Pipeline linefill                                 4,332
                    Crude oil gathering and terminal assets           4,243
                    Other property and equipment                        502
                                                                  ---------
                    Total                                          $ 50,244
                                                                  =========

   Murphy Oil Company Ltd. Midstream Operations

     In May 2001, we closed the acquisition of substantially all of the Canadian crude oil pipeline, gathering, storage and terminalling assets of Murphy Oil Company Ltd. for approximately $161.0 million in cash ("the Murphy Acquisition"), including financing and transaction costs. Initial financing for the acquisition was provided through borrowings under our bank credit facilities. The purchase included $6.5 million for excess inventory in the pipeline systems. The principal assets acquired include approximately 450 miles of crude oil and condensate transmission mainlines (including dual lines on which condensate is shipped for blending purposes and blended crude is shipped in the opposite direction) and associated gathering and lateral lines, approximately 1.1 million barrels of crude oil storage and terminalling capacity located primarily in Kerrobert, Saskatchewan, approximately 254,000 barrels of pipeline linefill and tank inventories, an inactive 108-mile mainline system and 121 trailers used primarily for crude oil transportation. We have reactivated the 108-mile mainline system and began shipping volumes in May of 2001.

     Murphy agreed to continue to transport production from fields previously delivering crude oil to these pipeline systems, under a long-term contract. At the time of the acquisition, the volume under the contract was approximately 11,000 barrels per day. Total volumes transported on the pipeline system in 2001 were approximately 223,000 barrels per day of light, medium and heavy crudes, as well as condensate.

     The Murphy Acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated in accordance with Accounting Principles Board Opinion No. 16, Business Combinations ("APB 16"). The purchase price allocation, as adjusted pursuant to the provisions of the purchase and sale agreement upon resolution of an outstanding pipeline tariff dispute, is as follows (in thousands):

                 Crude oil pipeline, gathering and terminal assets    $145,106
                 Pipeline linefill                                       7,602
                 Net working capital items                               1,953
                 Other property and equipment                              487
                 Other assets, including debt issue costs                  360
                                                                      --------
                 Total                                                $155,508
                                                                      ========

   Pro Forma Results for the Murphy and CANPET Acquisitions

     The following unaudited pro forma data is presented to show pro forma revenues, net income and basic and diluted net income per limited partner unit for the Partnership as if the Murphy and CANPET acquisitions had occurred on January 1, 2000 (in thousands):

                                                                             Year Ended December 31,
                                                                         -----------------------------
                                                                            2001 (1)        2000 (1)
                                                                         --------------  -------------
          Revenues                                                        $   7,043,143   $  7,330,621
                                                                         ==============  =============

          Income before extraordinary item and cumulative
             effective of accounting change                               $      51,905   $     98,821
                                                                         ==============  =============
          Net income                                                      $      52,413   $     83,674
                                                                         ==============  =============
          Basic and diluted income before extraordinary item and
             cumulative effect of accounting change per
             limited partner unit                                         $        1.32   $       2.81
                                                                         ==============  =============
          Basic and diluted net income per limited partner unit           $        1.33   $       2.38
                                                                         ==============  =============

          _________________

          (1) The pro forma information does not include the results of the Wapella acquisition as it would not differ materially from the reported results.

   Scurlock Acquisition

     On May 12, 1999, we completed the acquisition of Scurlock Permian LLC and certain other pipeline assets from Marathon Ashland Petroleum LLC. Including working capital adjustments and closing and financing costs, the cash purchase price was approximately $141.7 million.

     Financing for the Scurlock acquisition was provided through:

        . borrowings of approximately $92.0 million under a previous bank facility;
        . the sale to our former general partner of 1.3 million of our Class B common units for a total cash consideration of $25.0 million, or $19.125 per unit, the price equal to the market value of our common units on May 12, 1999; and
        .  a $25.0 million draw under our revolving credit agreement.

     The assets, liabilities and results of operations of Scurlock are included in our consolidated financial statements effective May 1, 1999. The Scurlock acquisition has been accounted for using the purchase method of accounting and the purchase price was allocated in accordance with APB 16 as follows (in thousands):

          Crude oil pipeline, gathering and terminal assets    $  125,120
          Other property and equipment                              1,546
          Pipeline linefill                                        16,057
          Other assets (debt issue costs)                           3,100
          Other long-term liabilities (environmental accrual)      (1,000)
          Net working capital items                                (3,090)
                                                              -----------

          Cash paid                                            $  141,733
                                                              ===========

     The purchase accounting entries include a $1.0 million accrual for estimated environmental remediation costs. Under the agreement for the sale of Scurlock by Marathon Ashland Petroleum, Marathon Ashland Petroleum has agreed to indemnify us and hold us harmless for claims, liabilities and losses resulting from any act or omission attributable to Scurlock's business or properties occurring prior to the date of the closing of such sale to the extent the aggregate amount of such losses exceed $1.0 million; provided, however, that claims for such losses must individually exceed $25,000 and must be asserted by us against Marathon Ashland Petroleum on or before May 15, 2003.

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

Note 5 -- Asset Disposition

     In December 2001, we sold excess communications equipment remaining from the sale of the All American Pipeline discussed below and recognized a gain of $1.0 million.

     In March 2000, we sold to a unit of El Paso Corporation for $129.0 million the segment of the All American Pipeline that extends from Emidio, California to McCamey, Texas. Except for minor third-party volumes, one of our subsidiaries, Plains Marketing, L.P., was the sole shipper on this segment of the pipeline since the acquisition of the line from Goodyear in July 1998. We realized net proceeds of approximately $124.0 million after the associated transaction costs and estimated costs to remove equipment. We used the proceeds from the sale to reduce outstanding debt. We recognized a gain of approximately $20.1 million in connection with the sale.

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

Note 6 -- Debt

     Short-term debt and current maturities of long-term debt consist of the following (in thousands):

                                                                                             December 31,
                                                                                      --------------------------
                                                                                          2001           2000
                                                                                      ------------   -----------
          $200.0 million senior secured letter of credit and borrowing facility bearing interest at a weighted average interest rate of 3.8% at
            December 31, 2001, and 8.4% at December 31, 2000                            $  100,000       $ 1,300
          Other                                                                              1,482             -
                                                                                      ------------   -----------
                                                                                           101,482         1,300
          Current portion of long-term debt                                                  3,000             -
                                                                                      ------------   -----------
            Total short-term debt and current maturities of long-term debt              $  104,482       $ 1,300
                                                                                      ============   ===========


     Long-term debt consists of the following (in thousands):

                                                                                             December 31,
                                                                                      --------------------------
                                                                                          2001          2000
                                                                                      ------------   -----------
          $450.0 million senior secured domestic revolving credit facility, bearing interest at a weighted average interest rate of 4.5% at
            December 31, 2001, and 9.2% at December 31, 2000                            $   27,450     $ 320,000

          $200.0 million senior secured term B loan, bearing interest at a weighted
            average interest rate of 4.5% at December 31, 2001                             200,000             -

          $100.0 million senior secured term loan, bearing interest at a weighted
            average interest rate of 4.4% at December 31, 2001                             100,000             -

          $30.0 million Canadian senior secured revolving credit facility, bearing interest at a weighted average interest rate of 4.4% at
            December 31, 2001                                                               27,227             -
                                                                                      ------------   -----------
                                                                                           354,677       320,000
          Less current maturities                                                           (3,000)            -
                                                                                      ------------   -----------
            Total long-term debt                                                        $  351,677     $ 320,000
                                                                                      ============   ===========

     In September 2001, we amended and expanded our credit facilities to include a six-year, $200.0 million term B loan. In connection with this amendment, we reduced the revolving portion of the facilities by $50.0 million. Our credit facilities currently consist of:

         . a $780.0 million senior secured revolving credit and term loan facility, which is secured by substantially all of our assets. The facility consists of (i) a $450.0 million domestic revolving facility (reflecting the $50 million reduction in such facility in connection with the September amendment), with a $10.0 million letter of credit sublimit, (ii) a $30.0 million Canadian revolving facility (with a $5.0 million letter of credit sublimit), (iii) a $100.0 million term loan and (iv) a $200.0 million term B loan. The facility matures, (i) as to the aggregate $480.0 million domestic and Canadian revolver portions, in April 2005, (ii) as to the $100.0 million term portion, in May 2006, and, (iii) as to the $200.0 million term B loan portion, September 2007. On the revolver portions, no principal is scheduled for payment prior to maturity. The $100.0 million term loan portion of this facility has four scheduled annual payments of principal, commencing May 4, 2002, in the respective amounts of 1%, 7%, 8% and 8% of the original term principal amount, with the remaining principal balance scheduled for payment on the stated maturity date of May 5, 2006. If any part of the term portion is prepaid prior to its first anniversary, a 1% premium will be due on that portion. The $200.0 million term B loan has 1% payable yearly commencing on September 21, 2002, with the remaining principal balance scheduled for payment on the stated maturity date of September 26, 2007. The term B loan may be prepaid without penalty. The revolving credit and term loan facility bears interest at our option at either the base rate, as defined, plus an applicable margin, or LIBOR plus an applicable margin, and further, the Canadian revolver may effectively bear interest based upon bankers' acceptance rates. We incur a commitment fee on the unused portion of the revolver portion of this credit facility.

         . a $200.0 million senior secured letter of credit and borrowing facility, the purpose of which is to provide standby letters of credit to support the purchase and exchange of crude oil and other specified petroleum products for resale and borrowings to finance crude oil inventory and other specified petroleum products that have been hedged against future price risk. The letter of credit facility is secured by substantially all of our assets and has a sublimit for cash borrowings of $100.0 million to purchase crude oil and other petroleum products that have been hedged against future price risk and to fund margin requirements under NYMEX contracts used to facilitate our hedging activities. The letter of credit facility expires in April 2004. Aggregate availability under the letter of credit facility for direct borrowings and letters of credit is limited to a borrowing base that is determined monthly based on certain of our current assets and current liabilities, primarily inventory and accounts receivable and accounts payable related to the purchase and sale of crude oil and other specified petroleum products. We incur a commitment fee on the unused portion of this facility.

     Our credit facilities prohibit distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, the agreements contain various covenants limiting our ability to, among other things:

         .   incur indebtedness;
         .   grant liens;
         .   sell assets;
         .   make investments;
         .   engage in transactions with affiliates;
         .   enter into certain contracts; and
         .   enter into a merger or consolidation.

     Our credit facilities treat a change of control as an event of default and also require us to maintain:

         .   a current ratio (as defined) of 1.0 to 1.0;
         .   a debt coverage ratio which is not greater than 4.00 to 1;
         .   an interest coverage ratio which is not less than 2.75 to 1.0; and
         .   a debt to capital ratio of not greater than 0.70 to 1.0 prior to
             December 31, 2002, and 0.65 to 1.0 thereafter.

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

     The credit facilities provide that the Partnership may issue up to $400.0 million of senior unsecured debt that has a maturity date extending beyond the maturity date of the credit facilities. If senior unsecured debt is issued, the aggregate amount available under the $450.0 million U.S. revolving credit facility will be reduced by an amount equal to (a) 40% of the face amount of the senior unsecured debt if the aggregate amount of new debt issued is less than $350.0 million, or (b) 50% of the face amount of the senior unsecured debt if the aggregate amount of new debt issued is equal to or greater than $350.0 million; provided, however, in both cases, the amount of the revolver reduction is decreased by $50.0 million.

     In January 2002, we amended our credit facility to remove a condition requiring us to obtain lender approval before making any acquisition greater than $50.0 million to provide the Partnership with greater structuring flexibility to finance larger acquisitions.

   Maturities

     The aggregate amount of maturities of all long-term indebtedness at December 31, 2001, for the next five years is: 2002 - $3.0 million, 2003 - $9.0 million, 2004 - $10.0 million, 2005 - $64.7 million, 2006 and thereafter -$268.0 million.

Note 7 - Partners' Capital and Distributions

     Partners' capital consists of (1) 33,223,129 common units, including 1,307,190 Class B common units, representing a 75.3% effective aggregate ownership interest in the Partnership and its subsidiaries, (after giving affect to the general partner interest), (2) 10,029,619 Subordinated units representing a 22.7% effective aggregate ownership interest in the Partnership and its subsidiaries limited partner interest (after giving affect to the general partner interest) and (3) a 2% general partner interest.

     In May 2001, we completed a public offering of 3,966,700 common units. Total net cash proceeds from the offering, including our former general partner's proportionate contribution, were approximately $100.7 million. In addition, in October 2001, we completed a public offering of 4,900,000 common units. Net cash proceeds from the offering, including our general partner's proportionate contribution, were approximately $126.0 million. The net proceeds were used to repay borrowings under our revolving credit facility, a portion of which was used to finance our Canadian acquisitions.

     We will distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established by our general partner for future requirements. Distributions of available cash to holders of subordinated units are subject to the prior rights of holders of common units to receive the minimum quarterly distribution ("MQD") for each quarter during the subordination period and to receive any arrearages in the distribution of the MQD on the common units for the prior quarters during the subordination period. There were no arrearages on common units at December 31, 2001. The MQD is $0.45 per unit ($1.80 per unit on an annual basis). Common units will not accrue arrearages with respect to distributions for any quarter after the subordination period and subordinated units will not accrue any arrearages with respect to distributions for any quarter.

     The subordination period (as defined in the partnership agreement) will end if certain financial tests are met for three consecutive four-quarter periods (the "testing period"), but not sooner than December 31, 2003. During the first quarter after the end of the subordination period, all of the subordinated units will convert into common units, and will participate pro rata with all other common units in future distributions. Early conversion of a portion of the subordinated units may occur if the testing period is satisfied before December 31, 2003. We have determined that the first four-quarter period of the testing period was satisfied as of September 30, 2001. Although we cannot give assurance in that regard, if we continue to meet the requirements, 25% of the subordinated units will convert in the fourth quarter of 2003 and the remainder will convert in the first quarter of 2004.

     Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, generally the general partner is entitled to 15% of amounts we distribute in excess of $0.450 per unit, 25% of the amounts we distribute in excess of $0.495 per unit and 50% of amounts we distribute in excess of $0.675 per unit. Cash distributions for the first, second, third and fourth quarters of 2001 were $0.4750, $0.5000, $0.5125 and $0.5125, respectively, per unit on our outstanding common units, Class B units and subordinated units, representing an excess of $0.025, $0.050, $0.0625 and $0.0625 per unit, respectively, over the MQD. Cash distributions for the second, third and fourth quarters of 2000 were $0.4625 per unit on our outstanding common units, Class B units and subordinated units, representing an excess of $0.0125 per unit over the MQD. Cash distributions for the second and third quarters of 1999 were $0.4625 and $0.4812 per unit, respectively, on our outstanding common units, Class B units and subordinated units, representing an excess of $0.0125 per unit and $0.0312 per unit, respectively, over the MQD. Distributions were not paid on the subordinated units for the fourth quarter of 1999.

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

Note 8 -- Comprehensive Income

     Comprehensive income includes net income and certain items recorded directly to Partners' Capital and classified as Other Comprehensive Income
(OCI). Such amounts are allocated in proportion to the limited partners and general partners interest. Following the adoption of SFAS 133, we recorded a charge to OCI of $8.3 million related to the change in fair value of certain derivative financial instruments that qualified for cash flow hedge accounting. The following table reflects comprehensive income for the year ended
December 31, 2001 (in thousands):

       Total comprehensive income at January 1, 2001              $        -
         Cumulative effect of change in accounting principle          (8,337)
         Reclassification adjustment for settled contracts            (2,526)
         Changes in fair value of outstanding hedging positions        6,123
         Currency translation adjustment                              (8,002)
                                                                 -----------
       Other comprehensive income (loss)                             (12,742)
         Net income                                                   44,179
                                                                 -----------
       Total comprehensive income at December 31, 2001            $   31,437
                                                                 ===========

Note 9 -- Financial Instruments

   Derivatives

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

     At December 31, 2001, a $4.7 million unrealized loss was recorded to OCI together with related assets and liabilities of $4.2 million and $8.2 million, respectively. Earnings included a noncash gain of $0.2 million (excluding the $0.5 million gain related to the cumulative effect of accounting change upon adoption of SFAS 133) related to the ineffective portion of our cash flow hedges, as well as certain derivative contracts that did not qualify as hedges primarily relating to our LPG activities due to a low correlation between the futures contract and hedged item. Our hedge-related assets and liabilities are included in other current assets and other current liabilities in the consolidated balance sheet.

     As of December 31, 2001, the total amount of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during 2002 and 2003. The following table sets forth our open crude oil hedge positions at December 31, 2001. These are futures hedges and have offsetting physical exposures to the extent they are effective.

                                                  2002                                               2003
                             ------------------------------------------------    ---------------------------------------------
                                1st Qtr      2nd Qtr      3rd Qtr    4th Qtr      1st Qtr     2nd Qtr    3rd Qtr     4th Qtr
                             ------------ ------------ ------------ ---------    --------- ------------ --------- ------------
     Volume (bbls)
         Short positions       1,228,000             -      200,000         -            -      200,000         -    1,800,000
         Long positions                -     1,053,000            -         -            -            -         -            -
     Average price ($/bbl)   $     20.64   $     22.73   $    19.53  $      -     $      -   $    21.26   $     -   $    21.23

     Interest rate swaps and collars are used to hedge underlying interest obligations. These instruments hedge interest rates on specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At December 31, 2001, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $275.0 million for which we would pay approximately $5.3 million if such arrangements were terminated as of such date.

     The table shown below summarizes the fair value of our interest rate swaps and collars by year of maturity (in thousands):

                                              Year of Maturity
                                    ------------------------------------------
                                       2002       2003      2004       Total
                                    --------    --------   -------    --------
          Interest rate swaps       $     --    $  (810)   $   (689)   $ (1,499)
          Interest rate collars       (3,777)        --          --      (3,777)
                                    --------    --------   --------    --------

             Total                  $ (3,777)   $  (810)   $   (689)   $ (5,276)
                                    ========    ========   ========    ========

     The adjustment to interest expense resulting from interest rate swaps for the years ended December 31, 2001, 2000 and 1999 was a $2.4 million loss, a $0.1 million gain and a $0.1 million loss, respectively. These instruments are based on LIBOR rates. The collar provides for a floor of 6.1% and a ceiling of 8.0% with an expiration date of August 2002 for $125.0 million notional principal amount. The fixed rate interest rate swaps provide for a rate of 4.3% for $50.0 million notional principal amount expiring March 2004, and a rate of 3.6% for $100.0 million notional principal amount expiring September 2003.

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

     Since substantially all of our Canadian business is conducted in Canadian dollars (CAD), we use certain financial instruments to minimize the risks of changes in the exchange rate. These instruments include forward exchange contracts, forward extra option contracts and cross currency swaps. Additionally, at December 31, 2001, $25.4 million ($40.5 million CAD) of our long-term debt was denominated in Canadian dollars. All of the financial instruments utilized are placed with large creditworthy financial institutions and meet the criteria under SFAS 133 for hedge accounting treatment.

     At December 31, 2001, we had forward exchange contracts and forward extra option contracts that allow us to exchange $3.0 million Canadian for at least $1.9 million U. S. (based on a Canadian-U.S. dollar exchange rate of 1.55) quarterly during 2002 and 2003. If these contracts were terminated on December 31, 2001, we would receive $0.5 million U.S. At December 31, 2001, we also had a cross currency swap contract for an aggregate notional principal amount of $25.0 million, effectively converting this amount of our $100.0 million senior secured term loan (25% of the total) from U.S. dollars to $38.7 million of Canadian dollar debt (based on a Canadian-U.S. dollar exchange rate of 1.55). The terms of this contract mirror the term loan, matching the amortization schedule and final maturity in May 2006. If this swap contract was terminated on December 31, 2001, we would receive $0.5 million U.S.

     The table shown below summarizes the fair value of our foreign currency hedges by year of maturity (in thousands):

                                                      Year of Maturity
                                         --------------------------------------
                                          2002       2003    2006(1)    Total
                                         ------     ------   -------    -------
          Forward exchange contracts     $  123     $  100    $  --     $   223
          Forward extra options             145        146       --         291
          Cross currency swaps               --         --      497         497
                                         ------     ------    -----     -------

            Total                        $  268     $  246    $ 497     $ 1,011
                                         ======     ======    =====     =======

          ____________

          (1) At December 31, 2001, we did not have foreign currency hedges expiring in 2004 or 2005.

   Fair Value of Financial Instruments

     The carrying values of items comprising current assets and current liabilities approximate fair value due to the short-term maturities of these instruments. The carrying value of bank debt approximates fair value as interest rates are variable, based on prevailing market rates. Crude oil futures contracts permit settlement by delivery of the crude oil and, therefore, are not financial instruments, as defined. The fair value of crude oil swap and option contracts and interest rate swap and collar agreements are based on current termination values or quoted market prices of comparable contracts.

     The carrying amounts and fair values of our financial instruments are as follows (in thousands):

                                                                          December 31,
                                                     ------------------------------------------------------
                                                                2001                        2000
                                                     --------------------------  --------------------------
                                                       Carrying        Fair        Carrying        Fair
                                                        Amount         Value        Amount         Value
                                                     ------------  ------------  ------------  ------------
          Unrealized gain (loss) on interest rate
            swaps and collars                           $ (5,276)     $ (5,276)          $ -        $ (561)

Note 10 --  Early Extinguishment of Debt

     During 2000, we recognized extraordinary losses, consisting primarily of unamortized debt issue costs, totaling $15.1 million related to the permanent reduction of the All American Pipeline, L.P. term loan facility and the refinancing of our credit facilities. In addition, interest and other income for the year ended December 31, 2000, included $9.7 million of previously deferred gains from terminated interest rate swaps as a result of debt extinguishments (see Note 3). The extraordinary loss of $1.5 million in 1999 relates to the write-off of certain debt issue costs and penalties associated with the prepayment of debt.

Note 11 -- Major Customers and Concentration of Credit Risk

     Customers accounting for 10% or more of revenues were as follows for the periods indicated:

                                                                         Percentage
                                                                  Year Ended December 31,
                                                          ----------------------------------------
                                                             2001          2000           1999
                                                          ------------  ------------   -----------
               Marathon Ashland Petroleum                          11%           12%           -
               Sempra Energy Trading Corporation                    -             -           22%
               Koch Oil Company                                     -             -           19%

     All of the customers above pertain to our marketing, gathering, terminalling and storage segment. We believe that the loss of the customer included above for 2001 would have only a short-term impact on our operating results. There can be no assurance, however, that we would be able to identify and access a replacement market at comparable margins.

     Financial instruments that potentially subject us to concentrations of credit risk consist principally of trade receivables. Our accounts receivable are primarily from purchasers and shippers of crude oil. This industry concentration has the potential to impact our overall exposure to credit risk, either positively or negatively, in that the customers may be similarly affected by changes in economic, industry or other conditions. We review credit exposure and financial information of our counterparties and generally require letters of credit for receivables from customers that are not considered credit worthy, unless the credit risk can otherwise be reduced.

Note 12 -- Related Party Transactions

  Reimbursement of Expense of Our General Partner and Its Affiliates

     We do not directly employ any persons to manage or operate our business. These functions are provided by employees of our general partner. Our general partner does not receive a management fee or other compensation in connection with its management of us. We reimburse our general partner for all direct and indirect costs of services provided, including the costs of employee, officer and director compensation and benefits allocable to us, and all other expenses necessary or appropriate to the conduct of our business, and allocable to us. Our agreement provides that our general partner will determine the expenses allocable to us in any reasonable manner determined by our general partner in its sole discretion. Total costs reimbursed by us to our general partner in 2001 were approximately $31.3 million. Total costs reimbursed by us to our former general partner and Plains Resources were approximately $31.2 million, $63.8 million and $44.7 million for the years ended December 31, 2001, 2000 and 1999, respectively. Such costs include, (1) allocated personnel costs (such as salaries and employee benefits) of the personnel providing such services, (2) rent on office space allocated to our general partner in Plains Resources' offices in Houston, Texas, (3) property and casualty insurance premiums and (4) out-of-pocket expenses related to the provision of such services.

   Crude Oil Marketing Agreement

     We are the exclusive marketer/purchaser for all of Plains Resources' equity crude oil production. The marketing agreement with Plains Resources provides that we will purchase for resale at market prices all of Plains Resources' crude oil production for which we charge a fee of $0.20 per barrel. This fee is subject to adjustment every three years based on then-existing market conditions. For the years ended December 31, 2001, 2000 and 1999, we paid Plains Resources approximately $223.2 million, $244.9 million and $131.5 million, respectively, for the purchase of crude oil under the agreement, including the royalty share of production, and recognized margins of approximately $1.8 million, $1.7 million and $1.5 million from the marketing fee for the same periods, respectively. In our opinion, these purchases were made at prevailing market prices. In November 2001, the marketing agreement automatically extended for an additional three-year period.

   Separation Agreement

     A separation agreement was entered into in connection with the General Partner Transition pursuant to which (i) Plains Resources has indemnified us for
(a) claims relating to securities laws or regulations in connection with the upstream or midstream businesses, based on alleged acts or omissions occurring on or prior to June 8, 2001 or (b) claims related to the upstream business, whenever arising, and (ii) we have indemnified Plains Resources for claims related to the midstream business, whenever arising. Plains Resources also has agreed to indemnify and maintain liability insurance for the individuals who were, on or before June 8, 2001, directors or officers of Plains Resources or our former general partner.

   Financing

     In May 2000, we repaid to our former general partner $114.0 million of subordinated debt. Interest expense related to the notes was $3.3 million and $0.6 million for the years ended December 31, 2000 and 1999, respectively.

     To finance a portion of the purchase price of the Scurlock acquisition, we sold to our former general partner 1.3 million Class B common units at $19.125 per unit, the market value of our common units on May 12, 1999 (see Note 4).

     The balance of amounts due to related parties at December 31, 2001 and 2000 was $13.7 million and $21.0 million, respectively, and was related to crude oil purchased by us but not yet paid as of December 31 of each year.

   Transaction Grant Agreements

     In connection with our initial public offering, our former general partner, at no cost to us, agreed to transfer, subject to vesting, approximately 400,000 of its affiliates' common units (including distribution equivalent rights attributable to such units) to certain key officers and employees of our former general partner and its affiliates. Under these grants, the common units vested based on attaining a targeted operating surplus for a given year. Of the 400,000 units subject to the transaction grant agreements, 69,444 units vested in 2000 for 1999's operating results and 133,336 units vested in 2001 for 2000's operating results. The remainder (197,220 units) vested in connection with the consummation of the General Partner Transition. Distribution equivalent rights were paid in cash at the time of the vesting of the associated common units. The values of the units and associated distribution equivalent rights that vested under the Transaction Grant Agreements for all grantees in 2001, 2000 and 1999 were $5.7 million, $3.1 million and $1.0 million, respectively. Although we recorded noncash compensation expenses with respect to these vestings, the compensation expense incurred in connection with these grants was funded by our former general partner, without reimbursement by us.

   Performance Option Plan

     In connection with the General Partner Transition, all except one of the owners of the general partner contributed an aggregate of 450,000 subordinated units to the general partner to provide a pool of units available for the grant of options to management and key employees. In that regard, the general partner adopted the Plains All American 2001 Performance Option Plan, pursuant to which options to purchase approximately 332,500 units have been granted to officers and key employees of our general partner. Such options vest in 25% increments based upon achieving quarterly distribution levels on our units of $0.525, $0.575, $0.625 and $0.675 ($2.10, $2.30, $2.50 and $2.70, annualized). The options will vest immediately upon a change in control (as defined in the grant agreements). The purchase price under the options is $22 per subordinated unit, declining over time in an amount equal to 80% of each quarterly distribution per unit. The terms of future grants may differ from the existing grants. Because the subordinated units underlying the plan were contributed to the general partner, we will have no obligation to reimburse the general partner for the cost of the units upon exercise of the options, but will have a noncash compensation charge offset by a deemed capital contribution.

Stock Option Replacement

     In connection with the General Partner Transition, certain members of the management team that had been employed by Plains Resources were transferred to the general partner. At that time, such individuals held in-the-money but unvested stock options in Plains Resources, which were subject to forfeiture because of the transfer of employment. Plains Resources, through its affiliates, agreed to substitute a contingent grant of subordinated units with a value equal to the discounted present value of the spread on the unvested options, with distribution equivalent rights from the date of grant. The subordinated units vest on the same schedule as the stock options would have vested. The general partner will administer the vesting and delivery of the units under the grants. Because the units necessary to satisfy the delivery requirements under the grants will be provided by Plains Resources, we will have no obligation to reimburse the general partner for the cost of such units.

   Benefit Plan

      A subsidiary of Plains Resources was, until June 8, 2001, our general partner. On that date, such entity transferred the general partner interest to Plains AAP, L.P. Effective July 1, 2001, Plains All American GP LLC (Plains AAP, L.P.'s general partner), now maintains a 401(k) defined contribution plan whereby it matches 100% of an employee's contribution (subject to certain limitations in the plan). For the period July 1 through December 31, 2001, defined contribution plan expense was approximately $1.1 million.

     Prior to July 1, 2001, Plains Resources maintained a 401(k) defined contribution plan whereby it matched 100% of an employee's contribution (subject to certain limitations in the plan), with matching contributions being made 50% in cash and 50% in common stock (the number of shares for the stock match being based on the market value of the common stock at the time the shares were granted). For the period January 1 through June 30, 2001, defined contribution plan expense was $1.0 million. For the years ended December 31, 2000 and 1999, defined contribution plan expense was approximately $1.0 million and $0.7 million, respectively.

Note 13 -- Long-Term Incentive Plans

     Our general partner has adopted the Plains All American GP LLC 1998 Long-Term Incentive Plan for employees and directors of our general partner and its affiliates who perform services for us. The Long-Term Incentive Plan consists of two components, a restricted unit plan and a unit option plan. The Long-Term Incentive Plan currently permits the grant of restricted units and unit options covering an aggregate of 1,425,000 common units. The plan is administered by the Compensation Committee of our general partner's board of directors. Our general partner's board of directors in its discretion may terminate the Long-Term Incentive Plan at any time with respect to any common units for which a grant has not yet been made. Our general partner's board of directors also has the right to alter or amend the Long-Term Incentive Plan or any part of the plan from time to time, including increasing the number of common units with respect to which awards may be granted; provided, however, that no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of such participant.

     Restricted Unit Plan. A restricted unit is a "phantom" unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit. As of March 5, 2002, aggregate outstanding grants of approximately 679,000 restricted units have been made to employees of our general partner. Grants made include 165,000 restricted units to executive officers as a group. Additional grants of approximately 288,000 restricted units have been approved, with vesting in 25% increments when the quarterly distribution reaches $0.525, $0.575 and $0.625 ($2.10, $2.30 and $2.50 annualized), and the criteria for the remaining 25% is yet to be determined. These grants include approximately 203,000 restricted units to executive officers of the general partner. The Compensation Committee of the general partner may, in the future, make additional grants under the plan to employees and directors containing such terms as the Compensation Committee shall determine. Restricted units granted to employees during the subordination period, although additional vesting criteria may sometimes apply, will vest only after, and in the same proportions as, the conversion of the subordinated units to common units. Grants made to non-employee directors of our general partner are eligible to vest prior to termination of the subordination period. In 2000, the three non-employee directors of our former general partner were each granted 5,000 restricted units. These units vested in connection with the consummation of the General Partner Transition.

     If a grantee terminates employment or membership on the board for any reason, the grantee's restricted units will be automatically forfeited unless, and to the extent, the Compensation Committee provides otherwise. Common units to be delivered upon the vesting of rights may be common units acquired by our general partner in the open market or in private transactions, common units already owned by our general partner, or any combination of the foregoing. Our general partner will be entitled to reimbursement by us for the cost incurred in acquiring common units. In addition, we may issue up to 975,000 common units to satisfy delivery obligations under the grants, less any common units issued upon exercise of unit options under the plan (see below). If we issue new common units upon vesting of the restricted units, the total number of common units outstanding will increase. Whether we satisfy vested units with purchases or by new issuances, the vesting will result in a compensation charge to us. Following the subordination period, the Compensation Committee, in its discretion, may grant tandem distribution equivalent rights with respect to restricted units.

     The subordination period (as defined in the partnership agreement) will end if certain financial tests are met for three consecutive four-quarter periods (the "testing period"), but no sooner than December 31, 2003 (see Note 7).

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

     Upon exercise of a unit option, our general partner will deliver common units acquired by it in the open market, or in private transactions, or use common units already owned by our general partner, or any combination of the foregoing. In addition, we may issue up to 975,000 common units to satisfy delivery obligations under the grants less any common units issued upon vesting of restricted units under the plan. Our general partner will be entitled to reimbursement by us for the difference between the cost incurred by our general partner in acquiring such common units and the proceeds received by our general partner from an optionee at the time of exercise. Thus, the cost of the unit options will be borne by us. If we issue new common units upon exercise of the unit options, the total number of common units outstanding will increase, and our general partner will remit to us the proceeds received by it from the optionee upon exercise of the unit option.

     Certain employees and officers of the general partner have received grants of equity not associated with the Long-Term Incentive Plan described above, and for which we have no cost or reimbursement obligations (see Note 12).

Note 14 -- Commitments and Contingencies

     We lease certain real property, equipment and operating facilities under various operating leases. We also incur costs associated with leased land, rights-of-way, permits and regulatory fees, the contracts for which generally extend beyond one year but can be cancelled at any time should they not be required for operations. Future non-cancellable commitments related to these items at December 31, 2001, are summarized below (in thousands):

                            2002                $ 6,774
                            2003                  6,245
                            2004                  6,340
                            2005                  6,216
                            2006                  4,458
                            Thereafter            5,595

     Total lease expense incurred for 2001, 2000 and 1999 was $7.4 million, $6.7 million and $8.9 million, respectively. As is common within the industry and in the ordinary course of business, we have also entered into various operational commitments and agreements related to pipeline operations and to marketing, transportation, terminalling and storage of crude oil and liquefied petroleum gas.

     From 1994 to 1997 (prior to our acquisition in 1999), our Venice, Louisiana terminal experienced several releases of crude oil and jet fuel into the soil. The Louisiana Department of Environmental Quality has been notified of the releases. Marathon Ashland has performed some soil remediation related to the releases and retained liability for these conditions. The extent of the contamination at the sites is uncertain and there is a potential for groundwater contamination. We do not expect expenditures related to this terminal to be material, although we can provide no assurances in that regard.

     During 1997, the All American Pipeline experienced a leak in a segment of its pipeline in California that resulted in an estimated 12,000 barrels of crude oil being released into the soil. Immediate action was taken to repair the pipeline leak, contain the spill and to recover the released crude oil. We have expended approximately $0.4 million to date in connection with this spill and do not expect any additional expenditures to be material to the financial statements, although we can provide no assurances in that regard.

     Prior to being acquired by our predecessor in 1996, the Ingleside Terminal experienced releases of refined petroleum products into the soil and groundwater underlying the site due to activities on the property. We are undertaking a voluntary state-administered remediation of the contamination on the property to determine the extent of the contamination. We have proposed extending the scope of our study and are awaiting the state's response. We have spent approximately $0.1 million to date in investigating the contamination at this site. We do not anticipate the total additional cost related to this site to exceed $0.3 million, although no assurance can be given that the actual cost could not exceed such estimate.

    Litigation

     Texas Securities Litigation. On November 29, 1999, a class action lawsuit was filed in the United States District Court for the Southern District of Texas entitled Di Giacomo v. Plains All American Pipeline, L.P., et al. The suit alleged that Plains All American and certain of our former general partner's officers and directors violated federal securities laws, primarily in connection with unauthorized trading by a former employee. An additional nineteen cases were filed in the Southern District of Texas, some of which named our former general partner and Plains Resources as additional defendants. All of the federal securities claims were consolidated into two actions. The first consolidated action is that filed by purchasers of Plains Resources' common stock and options, and is captioned Koplovitz v. Plains Resources Inc., et al. The second consolidated action is that filed by purchasers of our common units, and is captioned Di Giacomo v. Plains All American Pipeline, L.P., et al. Plaintiffs alleged that the defendants were liable for securities fraud violations under Rule l0b-5 and Section 20(a) of the Securities Exchange Act of 1934 and for making false registration statements under Sections 11 and 15 of the Securities Act of 1933.

     We and Plains Resources reached an agreement with representatives for the plaintiffs for the settlement of all of the class actions, and in January 2001, we deposited approximately $30.0 million under the terms of the settlement agreement. The total cost of the settlement to us and Plains Resources, including interest and expenses and after insurance reimbursements, was $14.9 million. Of that amount, $1.0 million was allocated to Plains Resources by agreement between special independent committees of the board of directors of our former general partner and the board of directors of Plains Resources. All such amounts were reflected in our financial statements at December 31, 2000. The settlement was approved by the court on December 19, 2001. The order became final on January 18, 2002. The settlement agreement does not affect the Texas Derivative Litigation and Delaware Derivative Litigation described below.

     Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named our former general partner, its directors and certain of its officers as defendants, and allege that the defendants breached the fiduciary duties that they owed to Plains All American Pipeline, L.P. and its unitholders by failing to monitor properly the activities of its employees. The court consolidated all of the cases under the caption In Re Plains All American Inc. Shareholders Litigation, and has designated the complaint filed in Susser v. Plains All American Inc. as the complaint in the consolidated action.

     The plaintiffs in the Delaware derivative litigation seek, among other things, to cause the defendants to account for all losses and damages allegedly sustained by Plains All American from the unauthorized trading losses; to establish and maintain effective internal controls ensuring that our affiliates and persons responsible for our affairs do not engage in wrongful practices detrimental to Plains All American; and to pay for the plaintiffs' costs and expenses in the litigation, including reasonable attorneys' fees, accountants' fees and experts' fees.

     We have agreed with the plaintiffs to settle the Delaware litigation for approximately $1.1 million. On March 6, 2002, the Delaware court approved the settlement.

     Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court of the Southern District of Texas entitled Fernandes v. Plains All American Inc., et al, naming our former general partner, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation, described above. We have reached an agreement in principle with the plaintiffs, subject to approval by the District Court, to settle the Texas litigation for approximately $112,500.

     Other. We, in the ordinary course of business, are a claimant and/or a defendant in various other legal proceedings. We do not believe that the outcome of these other legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

Note 15 -- Quarterly Financial Data (Unaudited) (in thousands, except per unit data):

                                                   First         Second         Third        Fourth
                                                  Quarter       Quarter        Quarter       Quarter         Total
                                               ------------- -------------  ------------- -------------  --------------
     2001
     ----
     Revenues                                   $ 1,520,124   $ 1,586,617    $ 2,191,310   $ 1,570,164     $ 6,868,215
     Gross margin                                    32,730        36,387         39,644        33,500         142,261
     Operating income                                19,071        14,843         22,945        14,509          71,368
     Income before extraordinary item and
       cumulative effect of accounting change        12,507         7,067         15,161         8,936          43,671
     Cumulative effect of accounting change             508             -              -             -             508
     Net income                                      13,015         7,067         15,161         8,936          44,179
     Income per limited partner unit before
       extraordinary item and cumulative
       effect of accounting change (1)                 0.36          0.19           0.38          0.20            1.12
       Cumulative effect of accounting change          0.01             -              -             -            0.01
       After extraordinary item (1)                    0.37          0.19           0.38          0.20            1.13
     Cash distributions per common unit (2)     $     0.475   $     0.500    $     0.513   $     0.513     $     2.000

     2000
     ----
     Revenues                                   $ 2,002,507   $ 1,481,834    $ 1,555,863   $ 1,600,983     $ 6,641,187
     Gross margin                                    36.552        32.774         25.960        32.434         127.720
     Operating income                                17,788        20,164         10,700        13,724          62,376
     Income before extraordinary item and
       cumulative effect of accounting change        64,300        17,063          4,516         6,770          92,649
     Extraordinary item                              (4,145)      (11,002)             -             -         (15,147)
     Net income                                      60,155         6,061          4,516         6,770          77,502
     Income per limited partner unit before
       extraordinary item and cumulative
       effect of accounting change                     1.83          0.49           0.13          0.19            2.64
       Extraordinary item                             (0.12)        (0.32)             -             -           (0.44)
       Net income per limited partner unit             1.71          0.17           0.13          0.19            2.20
     Cash distributions per common unit (2)     $     0.450   $     0.463    $     0.463   $     0.463     $     1.839

_______________

     (1) The sum of the four quarters does not equal the total year due to rounding.

     (2) Represents cash distributions declared per common unit for the period indicated. Distributions are paid in the following calendar quarter.

Note 16 -- Operating Segments

     Our operations consist of two operating segments: (1) Pipeline Operations - engages in interstate and intrastate crude oil pipeline transportation and certain related merchant activities; (2) Marketing, Gathering, Terminalling and Storage Operations - engages in purchases and resales of crude oil and liquified petroleum gas at various points along the distribution chain and the leasing of certain terminalling and storage assets. We evaluate segment performance based on gross margin, gross profit and income (loss) before extraordinary items and cumulative effect of accounting change.

     The following table summarizes segment revenues, gross margin, gross profit and income (loss) before extraordinary items and cumulative effect of accounting change (in thousands):

                                                                            Marketing,
                                                                            Gathering,
                                                                           Terminalling
                                                          Pipeline           & Storage           Total
-----------------------------------------------------------------------------------------------------------
 Twelve Months Ended December 31, 2001
 Revenues:
  External Customers                                       $ 339,852        $  6,528,363      $  6,868,215
  Intersegment (a)                                            17,528               2,046            19,574
  Other revenue                                                   53                 348               401
                                                        -------------    ----------------    --------------
      Total revenues of reportable segments                $ 357,433        $  6,530,757      $  6,888,190
                                                        =============    ================    ==============
 Gain on sale of assets                                    $     984        $          -      $        984
 Segment gross margin (b)                                     71,322              70,939           142,261
 Segment gross profit (c)                                     65,110              36,306           101,416
 Income allocated to reportable segments (d)                  39,494               9,918            49,412
 Noncash compensation expense                                    n/a                 n/a             5,741
                                                        -------------    ----------------    --------------
 Income before extraordinary item and
   cumulative effect of accounting change                  $     n/a        $        n/a      $     43,671
                                                        =============    ================    ==============
 Interest expense                                             10,667              18,415            29,082
 Depreciation and amortization                                15,983               8,324            24,307
 Capital expenditures                                         11,035              30,204            41,239
 Total assets                                                472,324             788,927         1,261,251
----------------------------------------------------------------------------- -----------------------------
                                                                         Table continued on following page

                                                                            Marketing,
                                                                            Gathering,
                                                                           Terminalling
                                                          Pipeline           & Storage           Total
-----------------------------------------------------------------------------------------------------------
 Twelve Months Ended December 31, 2000
 Revenues:
   External Customers                                      $ 505,712        $  6,135,475      $  6,641,187
   Intersegment (a)                                           68,745                   -            68,745
   Other revenue                                               9,045               1,731            10,776
                                                        -------------    ----------------    --------------
      Total revenues of reportable segments                $ 583,502        $  6,137,206      $  6,720,708
                                                        =============    ================    ==============
 Gain on sale of assets                                    $  48,188        $          -      $     48,188
 Segment gross margin (b)                                     51,787              75,933           127,720
 Segment gross profit (c)                                     49,996              39,992            89,988
 Income allocated to reportable segments (d)                  94,461               1,277            95,738
 Noncash compensation expense                                    n/a                 n/a             3,089
                                                        -------------    ----------------    --------------
 Income before extraordinary item and
   cumulative effect of accounting change                  $     n/a        $        n/a      $     92,649
                                                        =============    ================    ==============
 Interest expense                                              5,738              22,953            28,691
 Depreciation and amortization                                 7,030              17,493            24,523
 Capital expenditures                                          1,544              11,059            12,603
 Total assets                                                324,751             561,050           885,801
----------------------------------------------------------------------------- -----------------------------
 Twelve Months Ended December 31, 1999
 Revenues:
   External Customers                                      $ 854,377        $ 10,056,046      $ 10,910,423
   Intersegment (a)                                          131,445                   -           131,445
   Other revenue                                                 195                 763               958
                                                        -------------    ----------------    --------------
      Total revenues of reportable segments                $ 986,017        $ 10,056,809      $ 11,042,826
                                                        =============    ================    ==============
 Segment gross margin (b)                                  $  58,001        $   (114,127)     $    (56,126)
 Segment gross profit (c)                                     55,384            (133,708)          (78,324)
 Income (loss) allocated to reportable segments (d)           46,075            (146,877)         (100,802)
 Noncash compensation expense                                    n/a                 n/a             1,013
                                                        -------------    ----------------    --------------
 Income (loss) before extraordinary item and
   cumulative effect of accounting change                  $     n/a        $        n/a      $   (101,815)
                                                        =============    ================    ==============
 Interest expense                                             13,572               7,567            21,139
 Depreciation and amortization                                10,979               6,365            17,344
 Capital expenditures                                         69,375             119,911           189,286
 Total assets                                                524,438             698,599         1,223,037
-----------------------------------------------------------------------------------------------------------

     (a)  Intersegment sales were conducted on an arm's length basis.

     (b) Gross margin is calculated as revenues less cost of sales and operations expense. The 2001 gross margin includes the impact of the $5.0 million inventory valuation adjustment.

     (c) Gross profit is calculated as revenues less costs of sales and operations expenses and general and administrative expenses, excluding noncash compensation expense.

     (d) Excludes noncash compensation expense, as it is not allocated to the reportable segments.

     Prior to 2001, all of our revenues were derived from, and our assets located in, the United States. During 2001, we expanded into Canada (see Note
4). Set forth below is a table of 2001 revenues and long lived assets attributable to these geographic areas (in thousands):

          Revenues
            United States       $ 6,149,788
            Canada              $   718,427

          Long Lived Assets
            United States       $   567,551
            Canada              $   188,207

Note 17 -- Subsequent Events

   Acquisitions

     In March 2002, we completed the acquisition of substantially all of the domestic crude oil pipeline, gathering, and marketing assets of Coast Energy Group and Lantern Petroleum, divisions of Cornerstone Propane Partners, L.P. for approximately $8.2 million in cash plus transaction costs. The principal assets acquired, which are located in West Texas, include several gathering lines, crude oil contracts and a small truck and trailer fleet.

     In February 2002, we acquired an approximate 22% equity interest in Butte Pipe Line Company from Murphy Ventures, a subsidiary of Murphy Oil Corporation. The total cost of the acquisition, including various transaction and related expenses, was approximately $8.0 million. Butte Pipe Line Company owns the 373-mile Butte Pipeline System that runs from Baker, Montana, to Guernsey, Wyoming. The Butte Pipeline System, principally a mainline system, transported approximately 60,000 barrels per day of crude oil at the time of acquisition. The remaining 78% interest in the Butte Pipe Line Company is owned by Equilon Pipeline Company LLC.