Form 10-Q
period 2002-03-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2002-05-10
CIK 1070423

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                    FORM 10-Q

|X|         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No [ ]

At May 9, 2002, there were outstanding 31,915,939 Common Units, 1,307,190 Class B Common Units and 10,029,619 Subordinated Units.

               PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

                                TABLE OF CONTENTS

                                                                     Page
                                                                     ----
PART I. FINANCIAL INFORMATION

CONSOLIDATED FINANCIAL STATEMENTS:

Consolidated Balance Sheets:
     March 31, 2002, and December 31, 2001.........................   3
Consolidated Statements of Operations:
     For the three months ended March 31, 2002 and 2001............   4
Consolidated Statements of Cash Flows:
     For the three months ended March 31, 2002 and 2001............   5
Consolidated Statement of Partners' Capital:
     For the three months ended March 31, 2002.....................   6
Notes to Consolidated Financial Statements.........................   7

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS...........................  12

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
     MARKET RISKS..................................................  17

PART II. OTHER INFORMATION.........................................  18

                  PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS

                            (in thousands, except unit data)


                                                                          March 31,    December 31,
                                                                            2002           2001
                                                                         -----------   ------------
                                                                         (unaudited)
                          ASSETS

CURRENT ASSETS
Cash and cash equivalents                                               $     3,301    $     3,511
Accounts receivable and other current assets                                488,662        365,697
Inventory                                                                   151,442        188,874
                                                                        -----------    -----------
Total current assets                                                        643,405        558,082
                                                                        -----------    -----------
PROPERTY AND EQUIPMENT                                                      670,770        653,050
Less allowance for depreciation and amortization                            (54,292)       (48,131)
                                                                        -----------    -----------
                                                                            616,478        604,919
                                                                        -----------    -----------
OTHER ASSETS
Pipeline linefill                                                            57,559         57,367
Other                                                                        47,400         40,883
                                                                        -----------    -----------
                                                                            104,959         98,250
                                                                        -----------    -----------
                                                                        $ 1,364,842    $ 1,261,251
                                                                        ===========    ===========
            LIABILITIES AND PARTNERS' CAPITAL

CURRENT LIABILITIES

Accounts payable and other current liabilities                          $   457,637    $   386,993
Due to affiliates                                                            19,672         13,685
Short-term debt                                                             103,954        104,482
                                                                        -----------    -----------
Total current liabilities                                                   581,263        505,160

LONG-TERM LIABILITIES
Bank debt                                                                   390,995        351,677
Other long-term liabilities                                                   1,617          1,617
                                                                        -----------    -----------
Total liabilities                                                           973,875        858,454
                                                                        -----------    -----------
COMMITMENTS AND CONTINGENCIES (Note 8)

PARTNERS' CAPITAL
Common unitholders (31,915,939 units outstanding at each date)              399,999        408,562
Class B common unitholders (1,307,190 units outstanding at each date)        19,184         19,534
Subordinated unitholders (10,029,619 units outstanding at each date)        (41,583)       (38,891)
General partner                                                              13,367         13,592
                                                                        -----------    -----------
Total partners' capital                                                     390,967        402,797
                                                                        -----------    -----------
                                                                        $ 1,364,842    $ 1,261,251
                                                                        ===========    ===========

                See notes to consolidated financial statements.

                  PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                          (in thousands, except per unit data)
                                       (unaudited)


                                                                 Three Months Ended March 31,
                                                                 ---------------------------
                                                                     2002           2001
                                                                 -----------    -----------
REVENUES                                                         $ 1,545,323    $ 1,520,124

COST OF SALES AND OPERATIONS                                       1,506,935      1,487,394
                                                                 -----------    -----------
Gross Margin                                                          38,388         32,730
                                                                 -----------    -----------
EXPENSES

General and administrative                                            10,758          8,989
Depreciation and amortization                                          6,967          4,670
                                                                 -----------    -----------
Total expenses                                                        17,725         13,659
                                                                 -----------    -----------
OPERATING INCOME                                                      20,663         19,071

Interest expense                                                      (6,453)        (6,606)
Interest and other income (expense)                                       71             42
                                                                 -----------    -----------
Income before cumulative effect of accounting change                  14,281         12,507
Cumulative effect of accounting change                                  --              508
                                                                 -----------    -----------
NET INCOME                                                       $    14,281    $    13,015
                                                                 ===========    ===========
NET INCOME  - LIMITED PARTNERS                                   $    13,454    $    12,689
                                                                 ===========    ===========
NET INCOME  - GENERAL PARTNER                                    $       827    $       326
                                                                 ===========    ===========
BASIC AND DILUTED NET INCOME
PER LIMITED PARTNER UNIT
  Income  before cumulative effect of accounting change          $      0.31    $      0.36
  Cumulative effect of accounting change                                --             0.01
                                                                 -----------    -----------
  Net income                                                     $      0.31    $      0.37
                                                                 ===========    ===========
WEIGHTED AVERAGE UNITS OUTSTANDING                                    43,253         34,386
                                                                 ===========    ===========

                See notes to consolidated financial statements.

                  PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     (in thousands)
                                      (unaudited)


                                                                                   Three Months Ended March 31,
                                                                                   ----------------------------
                                                                                         2002         2001
                                                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                            $  14,281    $  13,015
Items not affecting cash flows from operating activities:
Depreciation and amortization                                                             6,967        4,670
Cumulative effect of accounting change                                                       --         (508)
Change in derivative fair value                                                           2,855          167
Noncash compensation expense                                                                 --          121
Change in assets and liabilities, net of assets acquired and liabilities assumed:
Accounts receivable and other                                                          (121,581)      22,150
Inventory                                                                                37,412      (27,144)
Accounts payable and other current liabilities                                           63,219       (2,225)
Due to affiliates                                                                         5,987          322
                                                                                      ---------    ---------
Net cash provided by operating activities                                                 9,140       10,568
                                                                                      ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES

Additions to property and equipment                                                     (11,398)      (1,466)
Proceeds from sales of assets                                                                26          434
Cash paid in connection with acquisitions                                               (13,160)      (1,215)
                                                                                      ---------    ---------
Net cash used in investing activities                                                   (24,532)      (2,247)
                                                                                      ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from long-term debt                                                            262,479      478,950
Proceeds from short-term debt                                                           200,000       10,500
Principal payments of long-term debt                                                   (223,137)    (482,400)
Principal payments of short-term debt                                                  (200,528)      (1,300)
Costs incurred in connection with financing arrangements                                   (544)          --
Distributions to unitholders                                                            (23,160)     (16,295)
                                                                                      ---------    ---------
Net cash provided by (used in) financing activities                                      15,110      (10,545)
                                                                                      ---------    ---------
Affect of translation adjustment on cash                                                     72           --
Net decrease in cash and cash equivalents                                                  (210)      (2,224)
Cash and cash equivalents, beginning of period                                            3,511        3,426
                                                                                      ---------    ---------
Cash and cash equivalents, end of period                                              $   3,301    $   1,202
                                                                                      =========    =========

                See notes to consolidated financial statements.

               PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                   CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

                                 (in thousands)
                                   (unaudited)

                                                                                                                     Total
                                                            Class B                                    General     Partners'
                                  Common Units            Common Units       Subordinated Units        Partner      Capital
                                -----------------       -----------------    ------------------        -------     ---------
                                Units      Amount       Units      Amount     Units       Amount       Amount        Amount
                                -----      ------       -----      ------     -----       ------       ------        ------
Balance at December 31, 2001    31,916   $ 408,562        1,307   $  19,534    10,030   $ (38,891)   $  13,592    $ 402,797
Distributions                     --       (16,357)        --          (670)     --        (5,140)        (993)     (23,160)
Other comprehensive income        --        (2,134)        --           (87)     --          (671)         (59)      (2,951)
Net income                        --         9,928         --           407      --         3,119          827       14,281
                                ------   ---------    ---------   ---------    ------   ---------    ---------    ---------
Balance at March 31, 2002       31,916   $ 399,999        1,307   $  19,184    10,030   $ (41,583)   $  13,367    $ 390,967
                                ======   =========    =========   =========    ======   =========    =========    =========

                See notes to consolidated financial statements.

               PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1 -- Organization and Accounting Policies

     We are a Delaware limited partnership formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of the midstream subsidiaries of Plains Resources. Our operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Marketing Canada, L.P. The terms "Plains All American" and the "Partnership" herein refer to Plains All American Pipeline, L.P. and its affiliated operating partnerships. We are engaged in interstate and intrastate transportation, marketing and terminalling of crude oil and liquefied petroleum gas ("LPG"). Our operations are conducted primarily in Texas, California, Oklahoma, Louisiana and the Canadian provinces of Alberta and Saskatchewan.

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

     The accompanying financial statements and related notes present our consolidated financial position as of March 31, 2002, and December 31, 2001, the results of our operations for the three months ended March 31, 2002 and 2001, cash flows for the three months ended March 31, 2002 and 2001, and changes in partners' capital for the three months ended March 31, 2002. The financial statements have been prepared in accordance with the instructions to interim reporting as prescribed by the Securities and Exchange Commission ("SEC"). All adjustments, consisting only of normal recurring adjustments, that in the opinion of management were necessary for a fair statement of the results for the interim periods, have been reflected. All significant intercompany transactions have been eliminated. When necessary, certain reclassifications are made to prior period amounts to conform to current period presentation. The results of operations for the three months ended March 31, 2002, should not be taken as indicative of the results to be expected for the full year. The interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2001 Annual Report on Form 10-K.

Note 2 -- Derivative Instruments and Hedging Activities

     We utilize various derivative instruments, for purposes other than trading, to hedge our exposure to price fluctuations on crude oil and liquefied petroleum gas in storage and expected purchases, sales and transportation of those commodities. The derivative instruments consist primarily of futures and option contracts traded on the New York Mercantile Exchange and over-the-counter transactions, including crude oil swap contracts entered into with financial institutions. We also utilize interest rate and foreign exchange swaps and collars to manage the interest rate exposure on our long-term debt and foreign exchange exposure arising from our Canadian operations.

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", gains and losses on hedging instruments are deferred to Other Comprehensive Income
("OCI") and are included in revenues in the period that the related volumes are delivered. Gains and losses on hedging instruments, which do not qualify for hedge accounting or which represent hedge ineffectiveness and changes in the time value component of the fair value, are included in earnings in the period in which they occur.

     The March 31, 2002, balance sheet includes a $7.7 million unrealized loss in OCI and related assets and liabilities of $5.9 million and $15.7 million, respectively. Earnings included a noncash loss of $2.9 million related to the ineffective portion of our cash flow hedges, and certain derivative contracts primarily relating to our LPG activities that did not qualify as hedges due to a low correlation between the futures contract and hedged item ($2.1 million net of the reversal of the prior period fair value adjustment related to contracts that settled during the current period). Our hedge-related assets and liabilities are included in other current assets and other current liabilities in the consolidated balance sheet.

     As of March 31, 2002, the total amount of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during 2002 and 2003. The following table sets forth our open commodity hedge positions at March 31, 2002. These derivative instruments have offsetting physical exposures to the extent they are effective.


                                         2002                                   2003
                        ------------------------------------    ----------------------------------
                          2nd Qtr      3rd Qtr     4th Qtr      1st Qtr     2nd Qtr     3rd Qtr
                        ------------ ------------ ----------    --------- ------------ -----------
    Volume (mbbls)
        Short positions       8,187      1,843         83           13         -              -
        Long positions        5,358      1,859        326            -         -            100
    Average price ($/bbl)    $25.63     $23.07     $25.13       $10.10     $   -         $23.90

     Interest rate swaps and collars are used to hedge underlying interest obligations. These instruments hedge interest rates on specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At March 31, 2002, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $275.0 million. These instruments are based on LIBOR rates. The collar provides for a floor of 6.1% and a ceiling of 8.0% with an expiration date of August 2002 for $125.0 million notional principal amount. The fixed rate swaps provide for a rate of 4.3% for $50.0 million notional principal amount expiring March 2004, and a rate of 3.6% for $100.0 million notional principal amount expiring September 2003.

     Since substantially all of our Canadian business is conducted in Canadian dollars (CAD), we use certain financial instruments to minimize the risks of changes in the exchange rate. These instruments include forward exchange contracts, forward extra option contracts and cross currency swaps. Additionally, at March 31, 2002, $22.9 million ($36.5 million CAD based on a Canadian-U.S. dollar exchange rate of 1.59) of our long-term debt was denominated in Canadian dollars. All of the financial instruments utilized are placed with large creditworthy financial institutions and meet the criteria under SFAS 133 for hedge accounting treatment.

     At March 31, 2002, we had forward exchange contracts and forward extra option contracts that allow us to exchange $3.0 million Canadian for at least $1.9 million U. S. (based on a Canadian-U.S. dollar exchange rate of 1.54) quarterly during 2002 and 2003. At March 31, 2002, we also had a cross currency swap contract for an aggregate notional principal amount of $25.0 million, effectively converting this amount of our $100.0 million senior secured term loan (25% of the total) from U.S. dollars to $38.7 million of Canadian dollar debt (based on a Canadian-U.S. dollar exchange rate of 1.55). The terms of this contract mirror the term loan, matching the amortization schedule and final maturity in May 2006.

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

Note 3 - Comprehensive Income

     Comprehensive income includes net income and certain items recorded directly to Partners' Capital and classified as OCI. Such amounts are allocated in proportion to the limited partners' and general partner's interest. The following table reflects comprehensive income as of March 31, 2002 (in thousands):


                                                              Balance at      1st Qtr      Balance at
                                                             December 31,       2002       March 31,
                                                                 2001         Activity        2002
                                                             ------------     --------     ----------
Cumulative effect of change in accounting principle            $  (8,337)      $      -     $ (8,337)
Reclassification adjustment for settled contracts                 (2,526)       (3,271)       (5,797)
Changes in fair value of outstanding hedging positions             6,123           370         6,493
Currency translation adjustment                                   (8,002)          (50)       (8,052)
                                                               ---------      --------      --------
Accumulated Other Comprehensive Income                         $ (12,742)     $ (2,951)     $(15,693)
                                                               ---------      --------      --------
Net Income                                                                      14,281
                                                                              --------
Total Comprehensive Income                                                    $ 11,330
                                                                              ========

Note 4 -- Acquisitions

   Coast/Lantern Acquisition

     In March 2002, we completed the acquisition of substantially all of the domestic crude oil pipeline, gathering, and marketing assets of Coast Energy Group and Lantern Petroleum, divisions of Cornerstone Propane Partners, L.P., for approximately $8.2 million in cash plus transaction costs. The principal assets acquired, which are located in West Texas, include several gathering lines, crude oil contracts and a small truck and trailer fleet. This acquisition did not have a material effect on either our financial position, results of operations or cash flows.

   Butte Acquisition

     In February 2002, we acquired an approximate 22% equity interest in Butte Pipe Line Company from Murphy Ventures, a subsidiary of Murphy Oil Corporation. The total cost of the acquisition, including various transaction and related expenses, was approximately $8.0 million. Butte Pipe Line Company owns the 373-mile Butte Pipeline System that runs from Baker, Montana, to Guernsey, Wyoming. The Butte Pipeline System, principally a mainline system, transported approximately 60,000 barrels per day of crude oil at the time of acquisition. The remaining 78% interest in the Butte Pipe Line Company is owned by Equilon Pipeline Company LLC. This acquisition did not have a material effect on either our financial position, results of operations or cash flows.

Note 5 -- Credit Agreements

     Our credit facilities currently consist of a $200 million senior secured letter of credit and borrowing facility, and a $780.0 million senior secured revolving credit and term loan facility, each of which is secured by substantially all of our assets. The revolving credit and term loan facility consists of a $450.0 million domestic revolving facility (with a $10.0 million letter of credit sublimit), a $30.0 million Canadian revolving facility (with a $5.0 million letter of credit sublimit), a $100.0 million term loan, and a $200.0 million term B loan. The facilities mature as follows:

     . as to the $200 million senior secured letter of credit and borrowing facility, in April 2004;

     . as to the aggregate $480.0 million domestic and Canadian revolver portions, in April 2005;

     .    as to the $100.0 million term loan, in May 2006; and

     .    as to the $200.0 million term B loan, in September 2007.

     In January 2002, we amended our credit facility to provide the Partnership with greater structuring flexibility to finance larger acquisitions by amending the limitation and restrictions on asset sales, including the removal of a provision that required lender approval before making any acquisition greater than $50.0 million.

Note 6 -- Distributions

     On February 14, 2002, we paid a cash distribution of $0.5125 per unit on our outstanding common units, Class B units and subordinated units. The distribution was paid to unitholders of record on February 4, 2002, for the period October 1, 2001, through December 31, 2001. The total distribution paid was approximately $23.2 million, with approximately $17.0 million paid to our common unitholders, $5.1 million paid to our subordinated unitholders and $1.0 million paid to our general partner for its general partner and incentive distribution interests. The distribution was in excess of the minimum quarterly distribution specified in the Partnership Agreement.

     On April 22, 2002, we declared a cash distribution of $0.525 per unit on our outstanding common units, Class B units and subordinated units. The distribution is payable on May 15, 2002, to unitholders of record on May 6, 2002, for the period January 1, 2002, through March 31, 2002. The total distribution to be paid is approximately $23.9 million, with approximately $17.4 million to be paid to our common unitholders, $5.3 million to be paid to our subordinated unitholders and $1.2 million to be paid to our general partner for its general partner and incentive distribution interests. The distribution is in excess of the minimum quarterly distribution specified in the Partnership Agreement.

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


                                                                        Marketing,
                                                                        Gathering,
                                                                       Terminalling
 (in thousands) (unaudited)                             Pipeline        & Storage         Total
----------------------------------------------------------------------------------------------------
 Three Months Ended March 31, 2002
 Revenues:
   External Customers                                  $   84,894      $1,460,429       $1,545,323
   Intersegment  (a)                                        5,595            --              5,595
   Other revenue                                                9              61               70
                                                       ----------      ----------       ----------
     Total revenues of reportable segments             $   90,498      $1,460,490       $1,550,988
                                                       ==========      ==========       ==========
 Segment gross margin (b)                              $   18,620      $   19,768       $   38,388
 Segment gross profit (c)                                  16,234          11,396           27,630
----------------------------------------------------------------------------------------------------
 Three Months Ended March 31, 2001
 Revenues:
   External Customers                                  $   88,038      $1,432,086       $1,520,124
   Intersegment (a)                                         3,309            --              3,309
   Other revenue                                             --                42               42
                                                       ----------      ----------       ----------
     Total revenues of reportable segments             $   91,347      $1,432,128       $1,523,475
                                                       ==========      ==========       ==========
 Segment gross margin (b)                              $   13,892      $   18,838       $   32,730
 Segment gross profit (c)                                  13,431          10,310           23,741
----------------------------------------------------------------------------------------------------

a)   Intersegment sales were conducted on an arm's length basis.

b) Gross margin is calculated as revenues less cost of sales and operations expenses.

c) Gross profit is calculated as revenues less cost of sales and operations expenses and general and administrative expenses.

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

     We and Plains Resources reached an agreement with representatives for the plaintiffs for the settlement of all of the class actions, and in January 2001, we deposited approximately $30.0 million under the terms of the settlement agreement. The total cost of the settlement to us and Plains Resources, including interest and expenses and after insurance reimbursements, was $14.9 million. Of that amount, $1.0 million was allocated to Plains Resources by agreement between special independent committees of the board of directors of our former general partner and the board of directors of Plains Resources. All such amounts were reflected in our financial statements at December 31, 2000. The settlement was approved by the court on December 19, 2001, and became final on January 18, 2002.

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

     We reached an agreement in principle with the plaintiffs to settle the Delaware litigation for approximately $1.1 million. On March 6, 2002, the Delaware court approved the settlement. The order became final in April of 2002 and the settlement amount has been paid.

     Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court of the Southern District of Texas entitled Fernandes v. Plains All American Inc., et al, naming our former general partner, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation, described above. We reached an agreement in principle with the plaintiffs to settle the Texas litigation for approximately $112,500. The court approved the settlement on March 18, 2002. The order became final in April of 2002 and the settlement amount has been paid.

     Other. We, in the ordinary course of business, are a claimant and/or a defendant in various other legal proceedings. We do not believe that the outcome of these other legal proceedings, individually and in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

Note 9 -- Subsequent Events

     Acquisition of Shell's West Texas Interests. In May 2002, we agreed to purchase certain assets from Shell Pipeline Company, including its interests in the Basin Pipeline System, the Rancho Pipeline System and the Permian Basin Gathering System, for approximately $315 million, excluding financing and related transaction costs. The acquisition is expected to close early in the third quarter. Consistent with our financing strategy, we expect to finance this acquisition on a long-term basis using a balance of equity and long-term debt. Because it is difficult to predict the timing of accessing capital markets, we may initially fund the acquisition using proceeds from our revolving credit facility.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a Delaware limited partnership formed in September of 1998 to acquire and operate the midstream crude oil business and assets of Plains Resources Inc. and its wholly owned subsidiaries. On November 23, 1998, we completed our initial public offering and the transactions whereby we became the successor to the business of the midstream subsidiaries of Plains Resources. Our operations are conducted through Plains Marketing, L.P., All American Pipeline, L.P. and Plains Marketing Canada, L.P. The terms "Plains All American" and the "Partnership" herein refer to Plains All American Pipeline, L.P. and its affiliated operating partnerships. We are engaged in interstate and intrastate transportation, marketing and terminalling of crude oil and liquefied petroleum gas ("LPG"). Our operations are conducted primarily in Texas, California, Oklahoma, Louisiana and the Canadian provinces of Alberta and Saskatchewan.

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

Results of Operations

     For the three months ended March 31, 2002, we reported net income of $14.3 million on total revenue of $1.5 billion compared to net income for the same period in 2001 of $13.0 million on total revenues of $1.5 billion. The results for the three months ended March 31, 2002, include $2.9 million in noncash fair value adjustments related to Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The results for the period ended March 31, 2001, include (i) a $0.5 million cumulative effect gain as a result of the adoption of SFAS 133 (ii) a $0.2 million noncash fair value adjustment related to SFAS 133; and (iii) a $0.1 million charge for noncash compensation expenses. Excluding these items, we would have reported net income of $17.2 million and $12.8 million for the three months ended March 31, 2002 and 2001, respectively.

     The following table sets forth our operating results for the periods indicated and includes the impact of the items discussed above:


                                                                Three Months Ended
                                                                     March 31,
                                                           ----------------------------
                                                               2002           2001
                                                           -------------  -------------
Operating Results (in thousands):
Revenues                                                   $ 1,545,323    $ 1,520,124
                                                           ===========    ===========
Gross margin:
Pipeline                                                   $    18,620    $    13,892
Gathering and marketing and terminalling and storage            19,768         18,838
                                                           -----------    -----------
Total                                                           38,388         32,730

General and administrative expense                             (10,758)        (8,989)
                                                           -----------    -----------
Gross profit                                               $    27,630    $    23,741
                                                           ===========    ===========
Net income                                                 $    14,281    $    13,015
                                                           ===========    ===========

Average Daily Volumes (mbbls/day):
Pipeline Activities:
 All American
 Tariff activities                                                  67             70
 Margin activities                                                  71             65
Canada                                                             201           --
Other                                                              154            161
                                                           -----------    -----------
Total                                                              493            296
                                                           ===========    ===========
Lease gathering                                                    399            288
Bulk purchases                                                      71             21
                                                           -----------    -----------
Total                                                              470            309
                                                           ===========    ===========
Terminal throughput                                                 68             97
                                                           ===========    ===========
Storage leased to third parties, monthly average volumes         1,545          1,931
                                                           ===========    ===========

     Revenues. Total revenues were $1.5 billion for the three months ended March 31, 2002 and 2001. Excluding the impact of our Canadian acquisitions, total revenues for the first quarter of 2002 would have been $1.2 billion. The decrease is primarily attributable to lower crude oil prices in the 2002 quarter.

     Cost of Sales and Operations. Cost of sales and operations were $1.5 billion in the first quarter of 2002 and 2001 primarily due to the reasons discussed with respect to revenues.

     General and Administrative. General and administrative expense ("G&A") was $10.8 million for the quarter ended March 31, 2002, compared to $9.0 million for the first quarter of 2001. The increase in 2002 is primarily due to $2.3 million of expenses associated with our Canadian acquisitions, offset by a decrease in expenses related to outside consultants.

     Depreciation and Amortization. Depreciation and amortization expense was $7.0 million for the quarter ended March 31, 2002, compared to $4.7 million for the same period of 2001. Approximately $2.1 million of the increase is attributable to our Canadian acquisitions.

     Interest Expense. Interest expense decreased to $6.5 million for the quarter ended March 31, 2002, from $6.6 million for the comparative 2001 period. The decrease is due to lower interest rates somewhat offset by a higher average debt balance and increased commitment fees in the first quarter of 2002.

     Cumulative Effect of Accounting Change. During the first quarter of 2001, we recognized a $0.5 million cumulative effect gain as a result of the adoption of SFAS 133 effective January 1, 2001.

   Segment Results

     Pipeline Operations. Gross margin from pipeline operations increased to $18.6 million for the quarter ended March 31, 2002, from $13.9 million for the prior year quarter. The increase resulted primarily from the impact of our Canadian acquisitions, which added $4.9 million to our pipeline margin. Average daily volumes on our pipelines during the first quarter of this year were 493,000 barrels per day compared to 296,000 barrels per day last year. Approximately 201,000 barrels per day of the increase is due to our Canadian acquisitions.

     Gathering and Marketing Activities and Terminalling and Storage Activities. Gross margin from gathering, marketing, terminalling and storage activities excluding the impact of the noncash fair value adjustments related to SFAS 133 of $2.9 million and $0.2 million, respectively, was approximately $22.7 million for the quarter ended March 31, 2002, compared to $19.0 million in the prior year quarter. The increase was primarily related to our Canadian acquisitions which contributed $5.6 million of gross margin partially offset by the weak market conditions for our gathering and marketing activities during this period due to the existence of a contango market. Gross margin including the impact of the noncash adjustments discussed above was approximately $19.8 million for the quarter ended March 31, 2002, compared to $18.8 million in the prior year quarter.

     Lease gathering volumes increased from an average of 288,000 barrels per day for the first quarter of 2001 to approximately 399,000 barrels per day in 2002, mostly due to our Canadian acquisitions. Bulk purchase volumes increased from approximately 21,000 barrels per day for the first quarter of 2001 to approximately 71,000 barrels per day in the current period. Lease capacity decreased to an average of 1.5 million barrels per month from an average of 1.9 million barrels per month in the prior year quarter due to an increase in our storage volumes at these locations related to the existence of a contango market. Terminal throughput averaged approximately 68,000 barrels per day and 97,000 barrels per day in the first quarter of 2002 and 2001, respectively.

Liquidity and Capital Resources

   Recent Events

     Acquisition of Shell's West Texas Interests. In May 2002, we agreed to purchase certain assets from Shell Pipeline Company, including its interests in the Basin Pipeline System, the Rancho Pipeline System and the Permian Basin Gathering System, for approximately $315 million, excluding financing and related transaction costs. The acquisition is expected to close early in the third quarter. Consistent with our financing strategy, we expect to finance this acquisition on a long-term basis using a balance of equity and long-term debt. Because it is difficult to predict the timing of accessing capital markets, we may initially fund the acquisition using proceeds from our revolving credit facility.

   Liquidity

     Cash generated from operations and our credit facilities are our primary sources of liquidity. At March 31, 2002, we had working capital of approximately $62.1 million and approximately $386.0 million of availability under our revolving credit facility.

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

   Cash Flows

                                   Quarter Ended March 31,
                                 -------------------------
                                    2002          2001
                                 -----------   -----------
                                       (in millions)
Cash provided by (used in):
Operating activities                   $9.1       $ 10.6
Investing activities                  (24.5)        (2.2)
Financing activities                   15.1        (10.5)

     Operating Activities. Net cash provided by operating activities was $9.1 million and $10.6 million for the three months ended March 31, 2002 and 2001, respectively. The decrease was primarily related to margin calls on financial derivatives that hedge future physical contracts, partially offset by cash flows from our Canadian acquisitions.

     Investing Activities. Net cash used in investing activities in 2002 includes $13.2 million for the Butte and Coast/Lantern acquisitions and $11.4 million of capital expenditures primarily for the Cushing expansion and other capital projects.

     Financing Activities. Cash provided by financing activities in 2002 consisted primarily of net long-term borrowings of $39.3 million used primarily to fund capital expenditures. In addition, $23.2 million of distributions were paid to unitholders during the current quarter.

   Universal Shelf

     We have filed with the Securities and Exchange Commission a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue from time to time up to an aggregate of $700 million of debt or equity securities. In October 2001, we sold approximately $130 million of common units under the shelf. Accordingly, as of May 10, 2002, we have the ability to issue approximately $570 million of additional debt or equity securities under this registration statement.

   Credit Agreements

     Our credit facilities currently consist of a $200 million senior secured letter of credit and borrowing facility, and a $780.0 million senior secured revolving credit and term loan facility, each of which is secured by substantially all of our assets. The revolving credit and term loan facility consists of a $450.0 million domestic revolving facility (with a $10.0 million letter of credit sublimit), a $30.0 million Canadian revolving facility (with a $5.0 million letter of credit sublimit), a $100.0 million term loan, and a $200.0 million term B loan. The facilities mature as follows:

..    as to the $200 million senior secured letter of credit and borrowing facility, in April 2004;

..    as to the aggregate $480.0 million domestic and Canadian revolver portions, in April 2005;

..    as to the $100.0 million term loan, in May 2006; and

..    as to the $200.0 million term B loan, in September 2007.

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

     In accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities", gains and losses on hedging instruments are deferred to OCI and are included in revenues in the period that the related volumes are delivered. Gains and losses on hedging instruments, which do not qualify for hedge accounting or which represent hedge ineffectiveness and changes in the time value component of the fair value, are included in earnings in the period in which they occur.

     The March 31, 2002, balance sheet included a $7.7 million unrealized loss in OCI and related assets and liabilities of $5.9 million and $15.7 million, respectively. Earnings included a noncash loss of $2.9 million related to the ineffective portion of our cash flow hedges, as well as certain derivative contracts primarily relating to our LPG activities that did not qualify as hedges due to a low correlation between the futures contract and hedged item ($2.1 million net of the reversal of the prior period fair value adjustment related to contracts that settled during the current period). Our hedge-related assets and liabilities are included in other current assets and other current liabilities in the consolidated balance sheet.

     As of March 31, 2002, the total amount of deferred net losses on derivative instruments recorded in OCI are expected to be reclassified to earnings during 2002 and 2003. The following table sets forth our open commodity hedge positions at March 31, 2002. These derivative instruments have offsetting physical exposures to the extent they are effective.


                                           2002                                   2003
                          ------------------------------------    ----------------------------------
                            2nd Qtr      3rd Qtr     4th Qtr      1st Qtr     2nd Qtr     3rd Qtr
                          ------------ ------------ ----------    --------- ------------ -----------
    Volume (mbbls)
        Short positions       8,187        1,843         83           13          -             -
        Long positions        5,358        1,859        326            -          -           100
    Average price ($/bbl)  $  25.63     $  23.07    $ 25.13      $ 10.10     $    -       $ 23.90

     Interest rate swaps and collars are used to hedge underlying interest obligations. These instruments hedge interest rates on specific debt issuances and qualify for hedge accounting. The interest rate differential is reflected as an adjustment to interest expense over the life of the instruments. At March 31, 2002, we had interest rate swap and collar arrangements for an aggregate notional principal amount of $275.0 million. These instruments are based on LIBOR rates. The collar provides for a floor of 6.1% and a ceiling of 8.0% with an expiration date of August 2002 for $125.0 million notional principal amount. The fixed rate swaps provide for a rate of 4.3% for $50.0 million notional principal amount expiring March 2004, and a rate of 3.6% for $100.0 million notional principal amount expiring September 2003.

     Since substantially all of our Canadian business is conducted in Canadian dollars (CAD), we use certain financial instruments to minimize the risks of changes in the exchange rate. These instruments include forward exchange contracts, forward extra option contracts and cross currency swaps. Additionally, at March 31, 2002, $22.9 million ($36.5 million CAD based on a Canadian-U.S. dollar exchange rate of 1.59) of our long-term debt was denominated in Canadian dollars. All of the financial instruments utilized are placed with large creditworthy financial institutions and meet the criteria under SFAS 133 for hedge accounting treatment.

     At March 31, 2002, we had forward exchange contracts and forward extra option contracts that allow us to exchange $3.0 million Canadian for at least $1.9 million U. S. (based on a Canadian-U.S. dollar exchange rate of 1.54) quarterly during 2002 and 2003. At March 31, 2002, we also had a cross currency swap contract for an aggregate notional principal amount of $25.0 million, effectively converting this amount of our $100.0 million senior secured term loan (25% of the total) from U.S. dollars to $38.7 million of Canadian dollar debt (based on a Canadian-U.S. dollar exchange rate of 1.55). The terms of this contract mirror the term loan, matching the amortization schedule and final maturity in May 2006.

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

     We and Plains Resources reached an agreement with representatives for the plaintiffs for the settlement of all of the class actions, and in January 2001, we deposited approximately $30.0 million under the terms of the settlement agreement. The total cost of the settlement to us and Plains Resources, including interest and expenses and after insurance reimbursements, was $14.9 million. Of that amount, $1.0 million was allocated to Plains Resources by agreement between special independent committees of the board of directors of our former general partner and the board of directors of Plains Resources. All such amounts were reflected in our financial statements at December 31, 2000. The settlement was approved by the court on December 19, 2001, and became final on January 18, 2002.

     Delaware Derivative Litigation. On December 3, 1999, two derivative lawsuits were filed in the Delaware Chancery Court, New Castle County, entitled Susser v. Plains All American Inc., et al and Senderowitz v. Plains All American Inc., et al. These suits, and three others which were filed in Delaware subsequently, named our former general partner, its directors and certain of its officers as defendants, and allege that the defendants breached the fiduciary duties that they owed to Plains All American Pipeline, L.P. and its unitholders by failing to monitor properly the activities of its employees. We reached an agreement in principle with the plaintiffs to settle the Delaware litigation for approximately $1.1 million. On March 6, 2002, the Delaware court approved the settlement. The order became final in April of 2002 and the settlement amount has been paid.

     Texas Derivative Litigation. On July 11, 2000, a derivative lawsuit was filed in the United States District Court of the Southern District of Texas entitled Fernandes v. Plains All American Inc., et al, naming our former general partner, its directors and certain of its officers as defendants. This lawsuit contains the same claims and seeks the same relief as the Delaware derivative litigation, described above. We reached an agreement in principle with the plaintiffs to settle the Texas litigation for approximately $112,500. The court approved the settlement on March 18, 2002. The order became final in April of 2002 and the settlement amount has been paid.

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

Item 6 - Exhibits and Reports on Form 8-K

         A. Exhibits

            None

         B. Reports on Form 8-K.

            A current report on Form 8-K was filed and furnished on May 7, 2002, in connection with Item 5 and Item 9 disclosure of earnings and earnings guidance.

            A current report on Form 8-K was furnished on May 6, 2002, in connection with Item 9 disclosure of the execution of a purchase and sale agreement and related press release.

            A current report on Form 8-K was furnished on April 19, 2002, in connection with Item 9 disclosure of our IPAA presentation.

            A current report on Form 8-K was furnished on April 5, 2002, in connection Item 9 disclosure of acquisition negotiations.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                PLAINS ALL AMERICAN PIPELINE, L.P.

                                By: PLAINS AAP, L.P.
                                    general partner

                                By: PLAINS ALL AMERICAN GP LLC,
                                    general partner



Date:  May 10, 2002             By: /s/ Phillip D. Kramer
                                    -------------------------------------------
                                    Phillip D. Kramer, Executive Vice President
                                    and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)