Form 10-K/A
period 2003-12-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2004-07-19
CIK 1070423

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

PLAINS ALL AMERICAN PIPELINE, L.P.
FORM 10-K/A—2003 ANNUAL REPORT

Introductory Note

        Plains All American Pipeline, L.P. is filing this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to reflect certain revisions to disclosures previously included in its Annual Report on Form 10-K for the fiscal year ended December 31, 2003, which was originally filed on March 1, 2004 (the "Original Filing"). The revisions to the Original Filing relate to a recently completed review of the Original Filing by the Securities and Exchange Commission's Division of Corporation Finance.

        The following Items of the Original Filing are amended by this Amendment No. 1:

Items 1 and 2.	Business and Properties
Item 6.	Selected Financial and Operating Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosures About Market Risks
Item 8.	Financial Statements and Supplementary Data
Item 10.	Directors and Executive Officers of our General Partner
Item 13.	Certain Relationships and Related Transactions
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

        Please note that the information contained in this Form 10-K/A, including the financial statements and notes thereto, do not reflect events occurring after the date of the Original Filing, except as reflected in "Note 16—Subsequent Events (Unaudited)" in the "Notes to the Consolidated Financial Statements." For a description of these events, please read Plains All American Pipeline, L.P.'s reports filed under the Exchange Act of 1934, as amended, since March 1, 2004.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
FORM 10-K/A—2003 ANNUAL REPORT

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

        To a lesser degree, we also engage in a similar business strategy with respect to the wholesale marketing and storage of LPG, which we began as a result of an acquisition in mid 2001. Since that time, the portion of our Gathering, Marketing, Terminalling and Storage Operations segment profit associated with those activities has increased from $4.2 million in 2001 to $10.0 million in 2002 and $11.6 million in 2003. The segment profit for 2001 reflects results from July 1 through December 31.

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

  •
  We have the financial flexibility to continue to pursue expansion and acquisition opportunities.  We believe we have significant resources to finance strategic expansion and acquisition opportunities, including our ability to issue additional partnership units, borrow under our credit facilities and issue additional notes in the long-term debt capital markets. We have committed senior unsecured facilities totaling $750 million. Under our committed facilities, each bank has committed to lend to us its pro rata share of the total facility amount. These credit facilities are available for working capital purposes and to fund capital expenditures, including acquisitions. At December 31, 2003, we had approximately $596.8 million of unused capacity under these credit facilities. We also have a $200 million uncommitted facility to finance the purchase of hedged crude oil inventory. Under our uncommitted facility, the banks have made no binding commitment to lend; rather, the banks can exercise discretion with respect to each borrowing request. Once they have agreed to lend, however, the amounts associated with any particular borrowing becomes "committed" in that the banks have no discretion to demand prepayment. The uncommitted facility is secured by the purchased inventory and related receivables. At December 31, 2003, we have approximately $100 million outstanding under our hedged crude oil inventory facility resulting in unused uncommitted capacity of approximately $100 million under this facility. Our usage is subject to covenant compliance. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources."

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

        The All American Pipeline currently transports OCS crude oil received at the onshore facilities of the Santa Ynez field at Las Flores and the onshore facilities of the Point Arguello field located at Gaviota. ExxonMobil, which owns all of the Santa Ynez production, and Plains Exploration and Production Company ("PXP") and other producers, which together own approximately 75% of the Point Arguello production, have entered into transportation agreements committing to transport all of their production from these fields on the All American Pipeline. These agreements, which expire in August 2007, provide for a minimum tariff with annual escalations based on specific composite indices. The producers from the Point Arguello field who do not have contracts with us have no other means of transporting their production and, therefore, ship their volumes on the All American Pipeline at the posted tariffs. Volumes attributable to PXP are purchased and sold to a third party under our marketing agreement with PXP before such volumes enter the All American Pipeline. See Item 13. "Certain Relationships and Related Transactions—Transactions with Related Parties—General." The third party pays the same tariff as required in the transportation agreements. At December 31, 2003, the tariffs averaged $1.71 per barrel. Effective January 1, 2004, based on the contractual escalator, the average tariff increased to $1.81 per barrel. The agreements do not require these owners to transport a minimum volume. A significant portion of our segment profit is derived from pipeline transportation margins associated with these two fields. For the year ended December 31, 2003, approximately $29 million, or 13%, of our aggregate revenues less direct field operating costs was attributable to the Santa Ynez field and approximately $8 million, or 4% was attributable to the Point Arguello field.

        The relative contribution to our revenues less direct field operating costs from these fields has decreased from approximately 23% in 1999 to 17% in 2003, as the Partnership has grown and diversified through acquisitions and organic expansions and as a result of declines in volumes produced and transported from these fields, offset somewhat by an increase in pipeline tariffs. Over the last several years, transportation volumes received from the Santa Ynez and Point Arguello fields have declined from 92,000 and 60,000 average daily barrels, respectively, in 1995 to 46,000 and 13,000 average daily barrels, respectively, for the year ended December 31, 2003. We expect that there will continue to be natural production declines from each of these fields as the underlying reservoirs are depleted. A 5,000 barrel per day decline in volumes shipped from these fields would result in a decrease in annual pipeline tariff revenues of approximately $3.3 million, based on a tariff of $1.81 per barrel.

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

(1)
We have decreased the number of barrels previously disclosed in the "Bulk purchases" line for the 2002 period by approximately 12,000. The adjustment reflects an elimination of crude oil volumes improperly classified as bulk purchases.

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

        We establish a margin for crude oil we purchase by selling crude oil for physical delivery to third party users, such as independent refiners or major oil companies, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX and over-the-counter. Through these transactions, we seek to maintain a position that is substantially balanced between crude oil purchases and sales and future delivery obligations. From time to time, we enter into various types of sale and exchange transactions including fixed price delivery contracts, floating price collar arrangements, financial swaps and crude oil futures contracts as hedging devices. Except for pre-defined inventory positions, our policy is generally to purchase only crude oil for which we have a market, to structure our sales contracts so that crude oil price fluctuations do not materially affect the segment profit we receive, and to not acquire and hold crude oil, futures contracts or other derivative products for the purpose of speculating on crude oil price changes that might expose us to indeterminable losses. See "Crude Oil Volatility; Counter-Cyclical Balance; Risk Management." In November 1999, we discovered that this policy was violated, and we incurred $174.0 million in unauthorized trading losses, including associated costs and legal expenses. In 2000, we recognized an additional $7.0 million charge related to the settlement of litigation for an amount in excess of established reserves.

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

        We establish a margin for propane by transporting it in bulk, via various transportation modes, to our controlled terminals where we deliver the propane to our retailer customers for subsequent delivery to their individual heating customers. We also create margin by selling propane for future physical delivery to third party users, such as retailers and industrial users. Through these transactions, we seek to maintain a position that is substantially balanced between propane purchases and sales and future delivery obligations. From time to time, we enter into various types of sale and exchange transactions including floating price collar arrangements, financial swaps and crude oil and LPG-related futures contracts as hedging devices. Except for pre-defined inventory positions, our policy is generally to purchase only LPG for which we have a market, and to structure our sales contracts so that LPG spot price fluctuations do not materially affect the segment profit we receive. Margin is created on the butane purchased by delivering large volumes during the short refinery blending season through the use of our extensive leased railcar fleet and the use of our own storage facilities and third party storage facilities. We also create margin on butane by capturing the difference in price between condensate and butane when butane is used to replace condensate as a diluent for the movement of Canadian heavy oil production. While we seek to maintain a position that is substantially balanced within our LPG activities, as a result of production, transportation and delivery variances as well as logistical issues associated with inclement weather conditions, from time to time we experience net unbalanced positions for short periods of time. In connection with managing these positions and maintaining a constant presence in the marketplace, both necessary for our core business, our policies provide that any net imbalance may not exceed 250,000 barrels. These activities are monitored independently by our risk management function and must take place within predefined limits and authorizations.

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

  Crude Oil Volatility; Counter-Cyclical Balance; Risk Management

        Crude oil prices have historically been very volatile and cyclical, with NYMEX benchmark prices ranging from as high as $40.00 per barrel to as low as $10.00 per barrel over the last 14 years. Segment profit from terminalling and storage activities is dependent on the crude oil throughput volume, capacity leased to third parties, capacity that we use for our own activities, and the level of other fees generated at our terminalling and storage facilities. Segment profit from our gathering and marketing activities is dependent on our ability to sell crude oil at a price in excess of our aggregate cost. Although margins may be affected during transitional periods, these operations are not directly affected by the absolute level of crude oil prices, but are affected by overall levels of supply and demand for crude oil and relative fluctuations in market-related indices.

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

        The periods between a backwardated market and a contango market are referred to as transition periods. Depending on the overall duration of these transition periods, how we have allocated our assets to particular strategies and the time length of our crude oil purchase and sale contracts and storage lease agreements, these transition periods may have either an adverse or beneficial affect on our aggregate segment profit. A prolonged transition from a backwardated market to a contango market, or vice versa (essentially a market that is neither in pronounced backwardation nor contango), represents the most difficult environment for our gathering, marketing, terminalling and storage activities. When the market is in contango, we will use our tankage to improve our gathering margins by storing crude oil we have purchased for delivery in future months that are selling at a higher price. In a backwardated market, we use and lease less storage capacity but increased marketing margins provide an offset to this reduced cash flow. We believe that the combination of our terminalling and storage activities and gathering and marketing activities provides a counter-cyclical balance that has a stabilizing effect on our operations and cash flow. References to counter-cyclical balance elsewhere in this report are referring to this relationship between our terminalling and storage activities and our gathering and marketing activities in transitioning crude oil markets.

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

        Our policy is to purchase only crude oil for which we have a market, and to structure our sales contracts so that crude oil price fluctuations do not materially affect the segment profit we receive. Except for the controlled trading program discussed below, we do not acquire and hold crude oil futures contracts or other derivative products for the purpose of speculating on crude oil price changes that might expose us to indeterminable losses.

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

        Our Pipelines.    The FERC generally has not investigated rates on its own initiative when those rates have not been the subject of a protest or complaint by a shipper. Substantially all of our segment profit on transportation is produced by rates that are either grandfathered or set by agreement of the parties.

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

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in millions except per unit data)
Statement of operations data:
Revenues	$12,589.8	$8,384.2	$6,868.2	$6,641.2	$10,910.4
Cost of sales and field operations (excluding LTIP charge)	12,366.6	8,209.9	6,720.9	6,506.5	10,800.1
Unauthorized trading losses and related expenses	—	—	—	7.0	166.4
Inventory valuation adjustment	—	—	5.0	—	—
LTIP charge—operations(1)	5.7	—	—	—	—
General and administrative expenses (excluding LTIP charge)	50.0	45.7	46.6	40.8	23.2
LTIP charge—general and administrative(1)	23.1	—	—	—	—
Depreciation and amortization	46.8	34.0	24.3	24.5	17.3
Restructuring expense	—	—	—	—	1.4

Total costs and expenses	12,492.3	8,289.6	6,796.8	6,578.8	11,008.4
Gain on sale of assets	0.6	—	1.0	48.2	16.4
Operating income	98.2	94.6	72.4	110.6	(81.6)
Interest expense	(35.2)	(29.1)	(29.1)	(28.7)	(21.1)
Interest income and other, net(2)	(3.6)	(0.2)	0.4	(4.4)	0.9

Income (loss) from continuing operations before cumulative effect of accounting change	$59.4	$65.3	$43.7	$77.5	$(101.8)

Basic net income (loss) per limited partner unit before cumulative effect of accounting change	$1.01	$1.34	$1.12	$2.64	$(3.16)
Diluted net income (loss) per limited partner unit before cumulative effect of accounting change	$1.00	$1.34	$1.12	$2.64	$(3.16)
Basic weighted average number of limited partner units outstanding	52.7	45.5	37.5	34.4	31.6
Diluted weighted average number of limited partner units outstanding	53.4	45.5	37.5	34.4	31.6
Table continued on following page.

	Year Ended December 31,
	2003	2002	2001	2000	1999
	(in millions except per unit data)
Balance sheet data (at end of period):
Working capital surplus (deficit)	$(68.9)	$(34.3)	$52.9	$47.1	$101.5
Total assets	2,095.6	1,666.6	1,261.2	885.8	1,223.0
Total long-term debt(3)(4)	519.0	509.7	354.7	320.0	424.1
Total debt(4)	646.2	609.0	456.2	321.3	482.8
Partners' capital	746.7	511.6	402.8	214.0	193.0
	Year Ended December 31,
	2003	2002	2001	2000	1999
Other data (in millions):
Maintenance capital expenditures	$7.6	$6.0	$3.4	$1.8	$1.7
Net cash provided by (used in) operating activities	68.5	173.9	(30.0)	(33.5)	(71.2)
Net cash provided by (used in) investing activities	(225.3)	(363.8)	(249.5)	211.0	(186.1)
Net cash provided by (used in) financing activities	157.2	189.5	279.5	(227.8)	305.6
Declared distributions per limited partner unit(5)(6)(7)	2.19	2.11	1.95	1.83	1.59
Operating Data:
Volumes (thousands of barrels per day, unless otherwise noted)(8):
Pipeline segment:
Tariff activities
All American	59	65	69	74	103
Basin	263	93	N/A	N/A	N/A
Other domestic(9)	299	219	144	130	61
Canada	203	187	132	N/A	N/A
Pipeline margin activities	78	73	61	60	54

Total	902	637	406	264	218

Gathering, marketing, terminalling and storage segment:
Lease gathering	437	410	348	262	265
Bulk purchases(10)	90	68	46	28	138

Total	527	478	394	290	403

LPG sales	38	35	19	N/A	N/A

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

Table continued on following page.

(5)
Distributions represent those declared and paid in the applicable period.

(6)
No distributions were declared or paid on subordinated units in the first quarter of 2000. A distribution of $0.45/unit was declared and paid to holders of common units in that period.

(7)
Our general partner is entitled to receive 2% proportional distributions and also incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. See Note 7 "Partners' Capital and Distributions" in the "Notes to the Consolidated Financial Statements."

(8)
Volumes associated with acquisition represent total volumes transported for the number of days we actually owned the assets divided by the number of days in the period.

(9)
We have decreased the number of barrels previously disclosed in the "Other domestic" line for the 2002 period by approximately 9,000. The adjustment reflects an elimination of the duplication caused by reflecting volumes that were transported by truck in addition to being transported by pipeline. We believe this elimination more accurately reflects our business on this pipeline.

(10)
We have decreased the number of barrels previously disclosed in the "Bulk purchases" line for the 2002 period by approximately 12,000. The adjustment reflects an elimination of crude oil volumes improperly classified as bulk purchases.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Introduction

        The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical consolidated financial statements and accompanying notes. For more detailed information regarding the basis of presentation for the following financial information, see the "Notes to the Consolidated Financial Statements." Our discussion and analysis includes the following:

  •
  Overview of Business and 2003 Results

  •
  Acquisition Activities

  •
  Critical Accounting Policies and Estimates

  •
  Results of Operations

  •
  Outlook

  •
  Liquidity and Capital Resources

Overview of Business and 2003 Results

        Company Overview—Plains All American Pipeline, L.P. is a Delaware limited partnership (the "Partnership") formed in September of 1998. See Items 1 and 2. "Business and Properties—Organizational History." Our operations are conducted directly and indirectly through our operating subsidiaries, Plains Marketing, L.P., Plains Pipeline, L.P. and Plains Marketing Canada, L.P. We are engaged in interstate and intrastate crude oil transportation, and crude oil gathering, marketing, terminalling and storage, as well as the marketing and storage of liquefied petroleum gas and other petroleum products. We refer to liquified petroleum gas and other petroleum products collectively as "LPG." We own an extensive network in the United States and Canada of pipeline transportation, terminalling, storage and gathering assets in key oil producing basins and at major market hubs.

        We are one of the largest midstream crude oil companies in North America, with approximately 7,000 miles of crude oil pipelines, approximately 24 million barrels of terminalling and storage capacity and a full complement of truck transportation and injection assets. On average, we handle over 1.6 million barrels per day of physical crude oil through our extensive network of assets located in major oil producing regions of the United States and Canada. Our operations are conducted primarily in Texas, Oklahoma, California, Louisiana and the Canadian provinces of Alberta and Saskatchewan and consist of two operating segments: (i) pipeline operations and (ii) gathering, marketing, terminalling and storage operations ("G M T& S"). Through our pipeline segment, we engage in interstate and intrastate crude oil pipeline transportation and certain related margin activities. Through our G M T & S segment, we engage in purchases and resales of crude oil and LPG at various points along the distribution chain and we operate certain terminalling and storage assets.

        Industry and Market Overview—Crude oil market conditions during 2003 were extremely volatile as a confluence of several events caused the NYMEX benchmark price of crude oil to fluctuate widely. In addition, the crude oil market was in steep backwardation (prices for future deliveries were lower than prices for current deliveries) for much of the year. Crude oil production in the U.S. Midwest continues to decline while refinery demand remains stable to increasing. Generally, incremental barrels to this region must come from the south through Cushing or the Capline Pipeline System or from Canada to the north.

        We anticipate that medium to long-term market dynamics in the crude oil industry will shift in a manner that will complement our asset base and business model, which is designed to deliver stable results in cyclical and volatile markets. We expect to see an increasingly more volatile market that will be subject to more frequent short-term swings in market prices and shifts in market structure. We believe these price swings and shifts in market structure could be much more pronounced than we have seen in the 20 or so years since crude oil was deregulated and began trading on the NYMEX. In addition, we anticipate that the crude oil supply and demand imbalance in the U.S. Midwest mentioned above will continue to intensify.

        2003 Operating Results Overview—During 2003:

  •
  We enhanced and strengthened our overall capital structure and maintained substantial liquidity through changes in our credit facility, a series of equity issuances and a ten-year senior notes issuance. During the year, we successfully syndicated a new $950 million credit facility that significantly reduced our incremental borrowing costs by reducing our LIBOR-based credit spread by over 100 basis points. As a result of this transaction we recognized a non-cash charge of approximately $3.3 million associated with the write-off of unamortized debt issue costs. In addition, we raised approximately $250 million of equity capital in three separate transactions and we accessed the debt capital markets by issuing $250 million of ten-year senior notes at an effective yield of 5.7 percent.

  •
  We satisfied the final requirements of the multi-year subordination tests under our partnership agreement that caused the conversion of our subordinated units into common units, thus simplifying our capital structure. As a result of the conversions of our subordinated units into common units, approximately 326,000 phantom units granted under our Long-Term Incentive Plan vested in February 2004 and we anticipate that approximately 473,000 additional phantom units will vest in May 2004. During 2003, we accrued the majority of the estimated expense associated with the vesting of these units resulting in a charge of approximately $28.8 million.

  •
  We completed a total of ten accretive and strategic transactions for aggregate consideration of $160 million. An integral component of our business strategy and growth objective is to acquire assets and operations that are strategic and complementary to our existing operations. Our historical acquisition activity is discussed under "—Acquisitions" immediately below.

  •
  We realized year over year growth in segment profit from both our pipeline operations segment and our G M T& S segment, including the impact of the charges discussed above. This growth was primarily driven by (i) the impact of the current year acquisitions subsequent to their acquisition during 2003 and the inclusion of a full year contribution from those assets that we acquired during 2002 coupled with (ii) the positive results in volatile market conditions of our counter-cyclically balanced activities in our G M T & S segment.

  •
  We raised our distribution level on our limited partner units on two separate occasions by a total of $0.10 per unit to $2.25 per unit on an annualized basis

        Prospects for the Future—We believe we are well situated to optimize our position in and around our existing assets and to expand our asset base by continuing to consolidate, rationalize and optimize the North American crude oil infrastructure. We have deliberately configured our assets to provide a counter-cyclical balance between our gathering and marketing activities and our terminalling and storage activities. We believe the combination of these balanced activities with our relatively stable, fee-based pipeline assets enables us to generate stable financial results in an industry that is highly cyclical.

        During 2003 we further strengthened our position by expanding our asset base through acquisition and internal growth projects. We will continue to pursue the purchase of midstream crude oil assets, and we will also continue to initiate projects designed to optimize crude oil flows in the areas in which we operate. Although we believe that we are well situated in the North American crude oil infrastructure, we face various operational, regulatory and financial challenges that may impact our ability to execute our strategy as planned. See "—Risk Factors Related to Our Business" for further discussion of these items.

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

Critical Accounting Policies and Estimates

        Our critical accounting policies are discussed in Note 2 to the Consolidated Financial Statements beginning on page F-8. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from these estimates. The critical accounting policies that we have identified are discussed below.

Purchase and Sales Accruals

        We routinely make accruals based on estimates for certain components of our revenues and cost of sales due to the timing of compiling billing information, receiving third-party information and reconciling our records with those of third parties. Where applicable, these accruals are based on nominated volumes expected to be purchased, transported and subsequently sold. Uncertainties involved in these estimates include levels of production at the wellhead, access to certain qualities of crude oil, pipeline capacities and delivery times, utilization of truck fleets to transport volumes to their destinations, weather, market conditions and other forces beyond our control. These estimates are generally associated with a portion of the last month of each reporting period. We currently estimate that less than 2% of total annual revenues and cost of sales are recorded using estimates and less than 8% of total quarterly revenues and cost of sales are recorded using estimates. Accordingly, a variance from this estimate of 10% would impact the respective line items by less than 1% on both an annual and quarterly basis. Although the resolution of these uncertainties has not historically had a material impact on our reported results of operations or financial condition, because of the high volume, low margin nature of our business, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts. Variances from estimates are reflected in the period actual results become known, typically in the month following the estimate.

Mark-to-Market Accrual

        In situations where we are required to make mark-to-market estimates pursuant to SFAS 133, the estimates of gains or losses at a particular period end do not reflect the end results of particular transactions, and will most likely not reflect the actual gain or loss at the conclusion of a transaction. We reflect estimates for these items based on our internal records and information from third parties. A portion of the estimates we use are based on internal models or models of third parties because they are not quoted on a national market. Additionally, values may vary among different models due to a difference in assumptions applied such as the estimate of prevailing market prices, volatility, correlations and other factors and may not be reflective of the price at which they can be settled due to the lack of a liquid market. Less than 1% of total revenues are based on estimates derived from these models. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Contingent Liability Accruals

        We accrue reserves for contingent liabilities including, but not limited to, environmental remediation, insurance claims and potential legal claims. Accruals are made when our assessment indicates that it is probable that a liability has occurred and the amount of liability can be reasonably estimated. Our estimates are based on all known facts at the time and our assessment of the ultimate outcome. Among the many uncertainties that impact our estimates are the necessary regulatory approvals for, and potential modification of, our remediation plans, the limited amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment, costs of medical care associated with worker's compensation insurance claims, and the possibility of existing legal claims giving rise to additional claims. Our estimates for and contingent liability accruals are increased or decreased as additional information is obtained or resolution is achieved. A variance of 10% in our aggregate estimate would have an approximate $1.0 million impact on earnings. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Employee Incentive Plan Accrual

        We also make accruals for potential payments under our Long-Term Incentive Plan ("LTIP") when we determine that vesting of the common units granted under the LTIP is probable. The aggregate amount of the actual charge to expense will be determined by the unit price on the date vesting occurs (or, in some cases, the average unit price for a range of dates) multiplied by the number of units, plus our share of associated employment taxes. Uncertainties involved in this accrual include whether or not we actually achieve the specified performance requirements, the actual unit price at time of settlement and the continued employment of personnel subject to the vestings. A change in our unit price of $1 from the amount we used to record our accrual would have an impact of approximately $0.8 million on our operating income. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Fair Value of Assets and Liabilities Acquired and Identification of Associated Goodwill and Intangible Assets

        In conjunction with each acquisition, we must allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. We also estimate the amount of transaction costs that will be incurred in connection with each acquisition. As additional information becomes available, we may adjust the original estimates within a short time period subsequent to the acquisition. In addition, in conjunction with the adoption of SFAS 141, we are required to recognize intangible assets separately from goodwill. Goodwill and intangible assets with indefinite lives are not amortized but instead are periodically assessed for impairment. The impairment testing entails estimating future net cash flows relating to the asset, based on management's estimate of market conditions including pricing, demand, competition, operating costs and other factors. Intangible assets with finite lives are amortized over the estimated useful life determined by management. Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships, contracts, and industry expertise involves professional judgment and is ultimately based on acquisition models and management's assessment of the value of the assets acquired and, to the extent available, third party assessments. Uncertainties associated with these estimates include changes in production decline rates, production interruptions, fluctuations in refinery capacity or product slates, economic obsolescence factors in the area and potential future sources of cash flow. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Results of Operations

  Analysis of Operating Segments

        We evaluate segment performance based on (i) segment profit and (ii) maintenance capital. We define segment profit as revenues less (i) purchases, (ii) field operating costs and (iii) segment general and administrative ("G&A") expenses. Each of the items above excludes depreciation and amortization. As a master limited partnership, we make quarterly distributions of our "Available Cash" (as defined in our Partnership Agreement) to our unitholders. Therefore, we look at each period's earnings before non-cash depreciation and amortization as an important measure of segment performance. The exclusion of depreciation and amortization expense could be viewed as limiting the usefulness of segment profit as a performance measure because it does not account in current periods for the implied reduction in value of our capital assets, such as crude oil pipelines and facilities, caused by aging and wear and tear. Management compensates for this limitation by recognizing that depreciation and amortization are largely offset by repair and maintenance costs, which keep the actual value of our principal fixed assets from declining. These maintenance costs are a component of field operating costs included in segment profit or in maintenance capital, depending on the nature of the cost. Maintenance capital consists of capital expenditures required either to maintain the existing operating capacity of partially or fully depreciated assets or to extend their useful lives. Capital expenditures made to expand our existing capacity, whether through construction or acquisition, are not considered maintenance capital expenditures. Repair and maintenance expenditures associated with existing assets that do not extend the useful life or expand the operating capacity are charged to expense as incurred. See Note 15 "Operating Segments" in the "Notes to the Consolidated Financial Statements" for a reconciliation of segment profit to net income. The following table reflects our results of operations and maintenance capital for each segment (note that each of the items in the following table excludes depreciation and amortization).

	Pipeline Operations	Gathering, Marketing, Terminalling & Storage Operations
	(in millions)
Year Ended December 31, 2003(1)
Revenues	$658.6	$11,985.6
Purchases	(487.1)	(11,799.8)
Field operating costs (excluding LTIP charge)	(60.9)	(73.3)
LTIP charge—operations	(1.4)	(4.3)
Segment G&A expenses (excluding LTIP charge)(2)	(18.3)	(31.6)
LTIP charge—general and administrative	(9.6)	(13.5)

Segment profit	$81.3	$63.1

Noncash SFAS 133 impact(3)	$—	$0.4

Maintenance capital	$6.4	$1.2

Year Ended December 31, 2002(1)
Revenues	$486.2	$7,921.8
Purchases	(362.2)	(7,765.1)
Field operating costs	(40.1)	(66.3)
Segment G&A expenses(2)	(13.2)	(31.5)

Segment profit	$70.7	$58.9

Noncash SFAS 133 impact(3)	$—	$0.3

Maintenance capital	$3.4	$2.6

Year Ended December 31, 2001(1)
Revenues	$357.4	$6,528.3
Purchases	(266.7)	(6,383.6)
Field operating costs	(19.4)	(73.7)
Segment G&A expenses(2)	(12.4)	(28.5)

Segment profit	$58.9	$42.5

Noncash SFAS 133 impact(3)	$—	$0.2

Maintenance capital	$0.5	$2.9

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

(3)
Amounts related to SFAS 133 are included in revenues and impact segment profit.

Pipeline Operations

        As of December 31, 2003, we owned and operated approximately 7,000 miles of gathering and mainline crude oil pipelines located throughout the United States and Canada. Our activities from pipeline operations generally consist of transporting volumes of crude oil for a fee and third-party leases of pipeline capacity (collectively referred to as "tariff activities"), as well as barrel exchanges and buy/sell arrangements (collectively referred to as "pipeline margin activities"). In connection with certain of our merchant activities conducted under our gathering and marketing business, we are also shippers on certain of our own pipelines. These transactions are conducted at published tariff rates and eliminated in consolidation. Tariffs and other fees on our pipeline systems vary by receipt point and delivery point. The segment profit generated by our tariff and other fee-related activities depends on the volumes transported on the pipeline and the level of the tariff and other fees charged as well as the fixed and variable costs of operating the pipeline. Segment profit from our pipeline capacity leases, barrel exchanges and buy/sell arrangements generally reflect a negotiated amount.

        The following table sets forth our operating results from our Pipeline Operations segment for the periods indicated:

	Year ended December 31,
	2003	2002	2001
Operating Results(1) (in millions)
Revenues
Tariff activities	$153.3	$103.7	$69.4
Pipeline margin activities	505.3	382.5	288.0

Total pipeline operations revenues	658.6	486.2	357.4
Costs and Expenses
Pipeline margin activities purchases	(487.1)	(362.2)	(266.7)
Field operating costs (excluding LTIP charge)	(60.9)	(40.1)	(19.4)
LTIP charge — operations	(1.4)	—	—
Segment G&A expenses (excluding LTIP charge)(2)	(18.3)	(13.2)	(12.4)
LTIP charge — general and administrative	(9.6)	—	—

Segment profit	$81.3	$70.7	$58.9

Maintenance capital	$6.4	$3.4	$0.5

Average Daily Volumes (thousands of barrels per day)(3)(4)
Tariff activities
All American	59	65	69
Basin	263	93	—
Other domestic	299	219	144
Canada	203	187	132

Total tariff activities	824	564	345
Pipeline margin activities	78	73	61

Total	902	637	406

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

(3)
Volumes associated with acquisitions represent total volumes transported for the number of days we actually owned the assets divided by the number of days in the period.

(4)
We have decreased the number of barrels previously disclosed in the "Other domestic" line for the 2002 period by approximately 9,000. The adjustment reflects an elimination of the duplication caused by reflecting volumes that were transported by truck in addition to being transported by pipeline. We believe this elimination more accurately reflects our business on this pipeline.

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

(1)
Volumes associated with acquisitions represent total volumes transported for the number of days we actually owned the assets divided by the number of days in the period.

(2)
We have decreased the number of barrels previously disclosed in the "Other domestic" line for the 2002 period by approximately 9,000. The adjustment reflects an elimination of the duplication caused by reflecting volumes that were transported by truck in addition to being transported by pipeline. We believe this elimination more accurately reflects our business on this pipeline.

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

  Revenues

        Total revenues from our pipeline operations were approximately $658.6 million for the year ended December 31, 2003, compared to $486.2 million and $357.4 million for the years ended December 31, 2002 and 2001, respectively. The increase in revenues was primarily related to our pipeline margin activities, which increased by approximately $122.8 million in 2003. This increase was related to higher average crude oil prices coupled with increased volumes on our buy/sell arrangements on our San Joaquin Valley gathering system in 2003. Because the barrels that we buy and sell are generally indexed to the same pricing indices, revenues and purchases will increase and decrease with changes in market prices without significant changes to our margins related to those purchases and sales. The increase in 2002 over 2001 also was primarily related to our pipeline margin activities on our San Joaquin Valley gathering system. Increased volumes and higher average prices on our buy/sell arrangements were the primary drivers of the increase.

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

  Field Operating Costs

        Field operating costs increased to $62.3 million in 2003 from $40.1 million and $19.4 million in 2002 and 2001, respectively. The 2003 increase in costs includes $1.4 million related to the accrual made for the probable vesting of unit grants under our LTIP and approximately $1.0 million related to a pipeline spill in Mississippi. The remaining increase is predominately related to our continued growth, primarily from acquisitions, coupled with higher utility costs.

        The increase in field operating costs in 2002 as compared to 2001 was primarily related to the acquisition of businesses in 2002 and late 2001 and the inclusion of the results of the Murphy acquisition for all of 2002 compared to only a portion of 2001. Our field operating costs for the 2002 period also includes a $1.2 million noncash charge associated with the establishment of a liability for potential cleanup of environmental conditions associated with our 1999 acquisitions, based on additional information. This amount is approximately equal to the threshold amounts we must incur before the sellers' indemnities take effect. In many cases, the actual cash expenditure may not occur for ten years or more.

  Segment G&A Expenses

        Segment G&A expenses were approximately $27.9 million in 2003, compared to approximately $13.2 million and $12.4 million in 2002 and 2001, respectively. The increase in 2003 is primarily a result of a $9.6 million accrual related to the probable vesting of unit grants under our LTIP. Additionally, the percentage of indirect costs allocated to the pipeline operations segment has increased in 2003 as our pipeline operations have grown. The increase in segment G&A expenses in 2002 as compared to 2001 was partially due to increased costs from the assets acquired in the Murphy acquisition related to the inclusion of these assets for all of 2002 compared to only a portion of 2001.

  Segment Profit

        Our pipeline operations segment profit increased 15% to approximately $81.3 million for the year ended December 31, 2003. Pipeline segment profit was approximately $58.9 million in 2001. The primary reasons for the increase in segment profit are discussed above. In addition, segment profit includes a $2.0 million favorable impact resulting from the decrease in the average Canadian dollar to U.S. dollar exchange rate for the 2003 period as compared to the 2002 period.

  Maintenance Capital

        For the periods ended December 31, 2003, 2002 and 2001, maintenance capital expenditures were approximately $6.4 million, $3.4 million and $0.5 million, respectively for our pipeline operations segment. The increases between the years are related to our continued growth, primarily through acquisitions.

Gathering, Marketing, Terminalling and Storage Operations

        Our revenues from gathering and marketing activities reflect the sale of gathered and bulk purchased crude oil and LPG volumes, plus the sale of additional barrels exchanged through buy/sell arrangements entered into to supplement the margins of the gathered and bulk-purchased volumes. Because the commodities that we buy and sell are generally indexed to the same pricing indices for both the purchase and the sale, revenues and costs related to purchases will increase and decrease with changes in market prices without significant changes to our margins related to those purchases and sales. For example, our revenues increased approximately 51% in 2003 compared to the prior year, while our segment profit increased 7% in the same period. Approximately 55% of the increase in revenues related to increased sales volumes and the remaining 45% of the increase resulted from higher average prices in 2003. The increase in sales volumes primarily related to barrels sold under buy/sell and bulk purchase arrangements, both of which generate significantly less margin than our lease gathered barrels. We do not consider barrels sold under these arrangements to be a primary driver of segment performance and they are not included in the volumes we disclose as lease gathered barrels, which are a primary driver of segment performance. Segment profits from these arrangements are generally lower and not as sustainable as our lease purchased barrels, as they are driven mainly by market opportunity, and can vary significantly from month to month. With respect to a relationship between volumes and segment profit, we expect our segment profit to increase or decrease directionally with increases or decreases in lease gathered volumes and LPG sales volumes. Although we believe that the combination of our lease gathering business and our storage assets provide a counter cyclical balance, which provides stability in our margins, these margins are not fixed and may vary from year to year. In order to evaluate the performance of this segment, management focuses on the following metrics: (i) segment profit (ii) crude oil lease gathered volumes and LPG sales volumes and (iii) segment profit per barrel calculated on these volumes.

        We own and operate approximately 24.0 million barrels of above-ground crude oil terminalling and storage facilities, including a crude oil terminalling and storage facility at Cushing, Oklahoma. Cushing, which we refer to as the Cushing Interchange, is one of the largest crude oil market hubs in the United States and the designated delivery point for New York Mercantile Exchange, or NYMEX, crude oil futures contracts. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called "terminalling." Approximately 11.0 million barrels of our 24.0 million barrels of tankage is used primarily in our Gathering, Marketing, Terminalling and Storage Operations and the balance is used in our Pipeline Operations segment. On a stand alone basis, segment profit from terminalling and storage activities is dependent on the throughput of volumes, the volume of crude oil stored and the level of fees generated from our terminalling and storage services. Our terminalling and storage activities are integrated with our gathering and marketing activities and the level of tankage that we allocate for our arbitrage activities (and therefore not available for lease to third parties) varies throughout crude oil price cycles. This integration enables us to use our storage tanks in an effort to counter-cyclically balance and hedge our gathering and marketing activities. In a contango market (oil prices for future deliveries are higher than for current deliveries), we use our tankage to improve our gathering margins by storing crude oil we have purchased at lower prices in the current month for delivery at higher prices in future months. In a backwardated market (when oil prices for future deliveries are lower than for current deliveries), we use and lease less storage capacity, but increased marketing margins (premiums for prompt delivery) provide an offset to this reduced cash flow. We believe that this combination of our terminalling and storage activities and gathering and marketing activities provides a counter-cyclical balance that has a stabilizing effect on our operations and cash flows.

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

        The following table sets forth our operating results from our Gathering, Marketing, Terminalling and Storage Operations segment for the periods indicated:

	December 31,
	2003	2002	2001
Operating Results(1) (in millions)
Revenues	$11,985.6	$7,921.8	$6,528.3
Purchases and related costs	(11,799.8)	(7,765.1)	(6,383.6)
Field operating costs (excluding LTIP charge)	(73.3)	(66.3)	(73.7)
LTIP charge—operations	(4.3)	—	—
Segment G&A expenses (excluding LTIP charge)(2)	(31.6)	(31.5)	(28.5)
LTIP charge—general and administrative	(13.5)	—	—

Segment profit	$63.1	$58.9	$42.5

Noncash SFAS 133 impact(3)	$0.4	$0.3	$0.2

Maintenance capital	$1.2	$2.6	$2.9

Average Daily Volumes (thousands of barrels per day except as otherwise noted)(4)(5)
Crude oil lease gathering	437	410	348
Crude oil bulk purchases	90	68	46

Total	527	478	394

LPG sales	38	35	19

(1)
Revenue and purchases include intersegment amounts.

(2)
Segment G&A expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments based on the business activities that existed at that time. The proportional allocations by segment require judgment by management and will continue to be based on the business activities that exist during each period.

(3)
Amounts related to SFAS 133 are included in revenues and impact segment profit.

(4)
Volumes associated with acquisitions represent total volumes transported for the number of days we actually owned the assets divided by the number of days in the period.

(5)
We have decreased the number of barrels previously disclosed in the "Crude oil bulk purchases" line for the 2002 period by approximately 12,000. The adjustment reflects an elimination of crude oil volumes improperly classified as bulk purchases.

        The following factors contributed to our growth in segment profit during 2003 as compared to 2002:

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

        As discussed above, 2002 market conditions were characterized by periods of weak contango and strong backwardation. Although these conditions are generally disadvantageous for our gathering and marketing activities, the 2001 market conditions were even less favorable. These market conditions and increased crude oil lease gathering volumes contributed to the growth in our segment profit in 2002 as compared to 2001. The increased volumes resulted predominantly from the inclusion of the assets acquired in the CANPET acquisition for the entire year in 2002 as compared to only a portion of 2001. The increase in segment profit was also impacted by decreased field operating costs in the 2002 period as compared to the 2001 period as discussed further below.

        Field operating costs included in segment profit increased to approximately $77.6 million in the year ended December 31, 2003 compared to $66.3 million and $73.7 million for the years ended December 31, 2002 and 2001, respectively. The increase in 2003 includes $4.3 million related to the probable vesting of unit grants under our LTIP. The remaining increase was partially related to our continued growth, primarily from acquisitions, coupled with increased regulatory compliance activities and higher fuel costs. The decrease in field operating costs in 2002 as compared to 2001 was primarily related to the inclusion in 2001 of a $5.0 million noncash writedown of operating crude oil inventory and a $2.0 million noncash reserve for doubtful accounts.

        Segment G&A expenses include the costs directly associated with the segments, as well as a portion of corporate overhead costs considered allocable. See "—Other Income and Expenses—Unallocated G&A Expense." Segment G&A expense increased to $45.1 million in 2003 compared to $31.5 million and $28.5 million for 2002 and 2001, respectively. Included in the 2003 amount is $13.5 million related to the accrual for the probable vesting of unit grants under our LTIP. The percentage of indirect costs allocated to the Gathering, Marketing, Terminalling and Storage Operations segment has decreased from period to period as our pipeline operations have grown, partially offsetting the impact of the overall increase in G&A resulting from our continued growth. Segment G&A expenses increased in 2002 from 2001 primarily because of increased costs of $5.6 million from the assets acquired in the CANPET acquisition due to the inclusion of those assets for all of 2002 compared to only a portion of 2001. This increase was offset by decreased segment G&A of $2.6 million from our domestic operations. This decrease was partially related to a reduction in accounting and consulting costs in 2002 from those that had been incurred in 2001. Partially offsetting these items is the approximately $2.4 million favorable impact on segment profit because of the appreciation of the Canadian dollar.

        The crude oil volumes gathered from producers, using our assets or third-party assets, has increased by 7% and 18% during 2003 and 2002, respectively. The increase in 2003 is primarily related to organic growth and acquisitions, which has offset natural production declines. The increase in 2002 resulted primarily from our acquisition activities. In addition, we marketed 38,000 barrels per day of LPG during 2003 compared to 35,000 barrels per day and 19,000 barrels per day in 2002 and 2001, respectively. The increase in 2002 is primarily related to the inclusion of a full year of our LPG operations in the 2002 period compared to only six months during 2001. Segment profit per barrel calculated based on our lease gathered crude oil and LPG barrels was $0.36 per barrel for the year ended December 31, 2003, compared to $0.36 and $0.32 for the years ended December 31, 2002 and 2001, respectively.

        Revenues from our gathering, marketing, terminalling and storage operations were approximately $12.0 billion, $7.9 billion and $6.5 billion for the years ended December 31, 2003, 2002 and 2001, respectively. As discussed above, Revenues and costs related to purchases for 2003 were impacted by higher average prices and higher volumes in the 2003 period as compared to the 2002 period. The average NYMEX price for crude oil was $31.08 per barrel and $26.10 per barrel for 2003 and 2002, respectively. The increase in revenues and costs related to purchases in 2002 as compared to 2001 was predominantly related to higher sales volumes, as the average NYMEX price for crude oil in 2002 was only $0.12 higher than the $25.98 average in 2001.

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

        Operating Activities.    The primary drivers of our cash flow from operations are (i) the collection of amounts related to the sale of crude oil and LPG and the transportation of crude oil for a fee and (ii) the payment of amounts related to the purchase of crude oil and LPG and other expenses, principally field operating costs and general and administrative expenses. The cash settlement from the purchase and sale of crude oil during any particular month typically occurs within thirty days from the end of the month, except in the months that we store inventory because of contango market conditions or in months that we increase linefill. The storage of crude oil in periods of a contango market can have a material impact on our cash flows from operating activities for the period we pay for and store the crude oil and the subsequent period that we receive proceeds from the sale of the crude oil. When we store the crude oil, we borrow on our credit facilities to pay for the crude oil so the impact on operating cash flow is negative. Conversely, cash flow from operations increases in the period we collect the cash from the sale of the stored crude oil. To a lesser extent, our cash flow from operating activities is also impacted by the level of LPG inventory stored at period end.

        Our positive cash flow from operations for 2003 resulted from cash generated by our recurring operations. A portion of these funds were used for crude oil linefill purchases of approximately

$47 million, primarily attributable to increased linefill requirements related to 2003 and 2002 acquisitions. In addition, cash flow from operating activities was positively impacted by approximately $74 million related to proceeds received in 2003 from the sale of 2002 hedged crude oil inventory and negatively impacted by approximately $100 million related to inventory stored at the end of 2003. The proceeds from the sale of the 2003 stored crude oil were received in the first quarter of 2004. In 2003, we also received approximately $23 million of additional prepayments over the 2002 balance from counter-parties to mitigate our credit risk, and paid approximately $6.2 million to terminate an interest rate hedge in conjunction with a change in our capital structure.

        Our positive cash flow from operations for 2002 resulted from cash generated by our recurring operations. In addition, we received approximately $93 million of proceeds during 2002 associated with crude oil hedged and stored during 2001. This was partially offset by (i) the payment of approximately $74 million for crude oil purchased and stored during 2002 but for which receipt of the proceeds occurred during 2003 and (ii) crude oil linefill purchases of approximately $11 million. In addition, our 2002 cash flow from operating activities was positively impacted by the collection of approximately $21 million of prepayments from counter-parties to mitigate our credit risks and the collection of approximately $9.1 million of amounts that had been outstanding primarily since 1999 and 2000.

        Our negative cash flow from operations for 2001 resulted from positive cash generated by our recurring operations offset by the payment of approximately $93 million for crude oil hedged and stored during 2001 for which receipt of the proceeds occurred during 2002. In addition, we purchased approximately $13.7 million of crude oil linefill attributable to increased linefill requirements.

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

        All of the facilities with the exception of the $200 million hedged inventory facility are unsecured. The $200 million hedged inventory facility is an uncommitted working capital facility, which will be used to finance the purchase of hedged crude oil inventory for storage when market conditions warrant. Borrowings under the hedged inventory facility will be secured by the inventory purchased under the facility and the associated accounts receivable, and will be repaid with the proceeds from the sale of such inventory. At December 31, 2003, we have approximately $100 million outstanding under our hedged crude oil inventory facility resulting in unused uncommitted capacity of approximately $100 million under this facility.

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

        A significant portion of our segment profit is derived from pipeline transportation margins associated with the Santa Ynez and Point Arguello fields located offshore California. We expect that there will continue to be natural production declines from each of these fields as the underlying reservoirs are depleted. A 5,000 barrel per day decline in volumes shipped from these fields would result in a decrease in annual pipeline tariff revenues of approximately $3.3 million. In addition, any production disruption from these fields due to production problems, transportation problems or other reasons would have a material adverse effect on our business.

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

        Third party shippers generally do not have long-term contractual commitments to ship crude oil on our pipelines. A decision by a shipper to substantially reduce or cease to ship volumes of crude oil on our pipelines could cause a significant decline in our revenues. For example, an average 10,000 barrel per day variance in the Basin Pipeline System, equivalent to an approximate 4% volume variance on that pipeline system, would result in an approximate $0.8 million change in annualized revenues less direct field operating costs.

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

        Our competitors include other crude oil pipelines, the major integrated oil companies, their marketing affiliates, and independent gatherers, brokers and marketers of widely varying sizes, financial resources and experience. Some of these competitors have capital resources many times greater than ours and control greater supplies of crude oil. A $0.01 per barrel variance in the aggregate average segment profit would have an approximate $2.0 million annual effect on segment profit.

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

        To maintain the volumes of crude oil we purchase, we must continue to contract for new supplies of crude oil to offset volumes lost because of natural declines in crude oil production from depleting wells or volumes lost to competitors. Replacement of lost volumes of crude oil is particularly difficult in an environment where production is low and competition to gather available production is intense. Generally, because producers experience inconveniences in switching crude oil purchasers, such as delays in receipt of proceeds while awaiting the preparation of new division orders, producers typically do not change purchasers on the basis of minor variations in price. Thus, we may experience difficulty acquiring crude oil at the wellhead in areas where there are existing relationships between producers and other gatherers and purchasers of crude oil. We estimate that a 5,000 barrel per day decrease in barrels gathered by us would have an approximate $1.1 million per year negative impact on segment profit. This impact is based on a reasonable margin throughout various market conditions. Actual margins vary based on the location of the crude oil, the strength or weakness of the market and the grade or quality of crude oil.

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

  Commodity Price Risk

        We hedge our exposure to price fluctuations with respect to crude oil and LPG in storage, and expected purchases, sales and transportation of these commodities. The derivative instruments utilized consist primarily of futures and option contracts traded on the NYMEX and over-the-counter transactions, including crude oil swap and option contracts entered into with financial institutions and other energy companies (see Note 5 to our consolidated financial statements for a discussion of the mitigation of credit risk). Our policy is to purchase only crude oil for which we have a market, and to structure our sales contracts so that crude oil price fluctuations do not materially affect the segment profit we receive. Except for the controlled trading program discussed below, we do not acquire and hold crude oil futures contracts or other derivative products for the purpose of speculating on crude oil price changes that might expose us to indeterminable losses.

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

        In determining the independence of the members of our audit committee, the Board of Directors considered the relationships described below:

        Mr. Everardo Goyanes, the Chairman of our Audit Committee, is the Chief Executive Officer of Liberty Energy Corporation ("LEC"), a subsidiary of Liberty Mutual Insurance Company. Mr. Goyanes is an employee of Liberty Mutual Insurance Company. LEC makes investments in producing properties, from some of which Plains Marketing, L.P. buys the production. LEC does not operate the properties in which it invests. Plains Marketing pays the same amount per barrel to LEC that it pays to other interest owners in the properties. In 2003, the amount paid to LEC by Plains Marketing was approximately $1,085,000 ($974,000 net of severance taxes),

        Mr. J. Taft Symonds, a member of our Audit Committee, is a director and the non-executive Chairman of the Board of Tetra Technologies, Inc. ("Tetra"). A subsidiary of Tetra owns crude oil producing properties, from some of which Plains Marketing buys the production. We paid approximately $7.9 million to the Tetra subsidiary in 2003. Mr. Symonds is also a director of Plains Resources Inc., with whom Plains Marketing has a marketing arrangement. We paid approximately

$25.7 million to Plains Resources in 2003, and recognized segment profit of approximately $0.2 million. Mr. Symonds is not an officer of Tetra or Plains Resources, and does not participate in operational decision-making, including decisions concerning selection of crude oil purchasers or entering into sales or marketing arrangements.

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

  •
  a Marketing Agreement with Plains Resources that provides for the marketing of Plains Resources' equity crude oil production (including its subsidiaries that conduct exploration and production activities.). Under the Marketing Agreement, we purchase for resale at market prices the majority of Plains Resources equity production for a fee of $0.20 per barrel. The fee is subject to adjustment every three years based on then-existing market conditions. For the year ended December 31, 2003, Plains Resources produced approximately 2,000 barrels per day that were subject to the Marketing Agreement. We paid approximately $25.7 million for such production and recognized segment profit of approximately $0.2 million under the terms of that agreement. In our opinion, these purchases were made at prevailing market prices. In November 2001, the agreement automatically extended for an additional three-year period. Because Plains Resources divested itself of most of its producing properties at the end of 2002, we do not expect material amounts of crude oil to be subject to this agreement. We are in the process of negotiating an amended agreement to reflect the separation of Plains Resources and one of its subsidiaries, discussed below. As currently in effect, the Marketing Agreement (as well as the Omnibus Agreement described above) will terminate upon a "change of control" of Plains Resources or our general partner. The recently announced buyout of Plains Resources stock would constitute a change of control; however, we received assurances prior to the initial announcement that neither Plains Resources nor the buyout group intend for the agreement (or the substance of the Omnibus Agreement) to terminate.

        On December 18, 2002, Plains Resources completed a spin-off of one of its subsidiaries, Plains Exploration and Production ("PXP") to its shareholders. Mr. Raymond is President and Chief Operating Officer of PXP. PXP is a successor participant to the Plains Resources Marketing agreement. For the year ended December 31, 2003, PXP produced approximately 26,000 barrels per day that were subject to the Marketing Agreement. We paid approximately $277.9 million for such production and recognized segment profit of approximately $1.7 million. In our opinion, these purchases were made at prevailing market prices. We are also party to a Letter Agreement with Stocker Resources, L.P. (now PXP) that provides that if the Marketing Agreement terminates before our crude oil sales agreement with Tosco Refining Co. terminates, PXP will continue to sell and we will continue to purchase PXP's equity crude oil production from the Arroyo Grande field (now owned by a subsidiary of PXP) under the same terms as the Marketing Agreement until our Tosco sales agreement terminates. We are in the process of negotiating the terms of an amended agreement with PXP.

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
4.2	—	Indenture dated as of September 25, 2002 (incorporated by reference to Exhibit 4.1 to Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
4.3	—	First Supplemental Indenture dated as of September 25, 2002 (incorporated by reference to Exhibit 4.2 to Quarterly Report on Form 10-Q for the Quarter ended September 30, 2002).
†4.4	—	Second Supplemental Indenture dated as of December 10, 2003.
†4.5	—	Registration Rights Agreement dated December 10, 2003.

10.01	—
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
†10.20	—	364-Day Revolving Credit Agreement dated November 21, 2003 among Plains All American Pipeline, L.P and Fleet National Bank and certain other lenders.
†10.21	—	Uncommitted Senior Secured Discretionary Contango Credit Agreement dated November 21, 2003 among Plains Marketing, L.P. and Fleet National Bank and certain other lenders.
†10.22	—
US/Canada Revolving Credit Agreement dated November 21, 2003 among Plains All American Pipeline, L.P, PMC (Nova Scotia) Company, Plains Marketing Canada, L.P. and Fleet National Bank and certain other lenders.
*23.1	—	Consent of Independent Registered Public Accounting Firm
*31.1	—	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14(a) and 15d-14(a)
*31.2	—	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14(a) and 15d-14(a)
*32.1	—	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
*32.2	—	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350

†
Previously filed

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

PLAINS ALL AMERICAN PIPELINE, L.P.
	By:	PLAINS AAP, L.P., its general partner
	By:	PLAINS ALL AMERICAN GP LLC, its general partner
Date: July 16, 2004	By:	/s/ GREG L. ARMSTRONG Greg L. Armstrong, Chairman of the Board, Chief Executive Officer and Director of Plains All American GP LLC (Principal Executive Officer)
Date: July 16, 2004	By:	/s/ PHILLIP D. KRAMER Phillip D. Kramer, Executive Vice President and Chief Financial Officer of Plains All American GP LLC (Principal Financial Officer)

PLAINS ALL AMERICAN PIPELINE, L.P.

INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the General Partner and Unitholders of
Plains All American Pipeline, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, of changes in partners' capital, of comprehensive income and of changes in accumulated other comprehensive income (loss) present fairly, in all material respects, the financial position of Plains All American Pipeline, L.P. and its subsidiaries (the "Partnership") at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States), which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Year Ended December 31,
	2003	2002	2001
REVENUES
Crude oil and LPG sales	$11,952,623	$7,892,162	$6,481,305
Pipeline margin activities	505,287	382,513	285,618
Pipeline tariffs and fees	99,887	79,939	54,234
Other	32,052	29,609	47,058

Total revenues	12,589,849	8,384,223	6,868,215
COSTS AND EXPENSES
Crude oil and LPG purchases and related costs	11,727,355	7,726,323	6,338,365
Pipeline margin activities purchases	486,154	362,311	270,786
Other purchases	19,027	14,862	4,965
Field operating costs (excluding LTIP charge)	134,177	106,436	106,854
LTIP charge—operations	5,727	—	—
Inventory valuation adjustment	—	—	4,984
General and administrative (excluding LTIP charge)	49,969	45,663	46,586
LTIP charge—general and administrative	23,063	—	—
Depreciation and amortization	46,821	34,068	24,307

Total costs and expenses	12,492,293	8,289,663	6,796,847

Gains on sales of assets	648	—	984

OPERATING INCOME	98,204	94,560	72,352
OTHER INCOME/(EXPENSE)
Interest expense (net of capitalized interest of $524, $773 and $153)	(35,226)	(29,057)	(29,082)
Interest income and other, net (Note 2)	(3,530)	(211)	401

Income before cumulative effect of accounting change	59,448	65,292	43,671
Cumulative effect of accounting change	—	—	508

NET INCOME	$59,448	$65,292	$44,179

NET INCOME-LIMITED PARTNERS	$53,473	$60,912	$42,239

NET INCOME-GENERAL PARTNER	$5,975	$4,380	$1,940

BASIC NET INCOME PER LIMITED PARTNER UNIT
Income before cumulative effect of accounting change	$1.01	$1.34	$1.12
Cumulative effect of accounting change	—	—	0.01

Net income	$1.01	$1.34	$1.13

DILUTED NET INCOME PER LIMITED PARTNER UNIT
Income before cumulative effect of accounting change	$1.00	$1.34	$1.12
Cumulative effect of accounting change	—	—	0.01

Net Income	$1.00	$1.34	$1.13

BASIC WEIGHTED AVERAGE UNITS OUTSTANDING	52,743	45,546	37,528

DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	53,400	45,546	37,528

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$59,448	$65,292	$44,179
Adjustments to reconcile to cash flows from operating activities:
Depreciation and amortization	46,821	34,068	24,307
Gains on sales of assets	(648)	—	(984)
Cumulative effect of accounting change	—	—	(508)
Noncash compensation expense	—	—	5,741
Allowance for doubtful accounts	360	146	3,000
Inventory valuation adjustment	—	—	4,984
Change in derivative fair value	(363)	(243)	(207)
Net cash paid for termination of interest rate hedging instruments	(6,152)	—	—
Write-off of unamortized debt issue costs	3,272	—	—
Noncash portion of LTIP charge (Note 11)	28,052	—	—
Changes in assets and liabilities, net of acquisitions:
Accounts receivable and other	(102,005)	(136,480)	(18,856)
Inventory	(38,941)	105,944	(117,878)
Pipeline linefill	(46,790)	(11,060)	(13,736)
Accounts payable and other current liabilities	117,412	106,065	46,671
Other long-term liabilities and deferred credits	4,600	1,200	600
Due to related parties	3,452	8,962	(7,266)

Net cash provided by (used in) operating activities	68,518	173,894	(29,953)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions (Note 3)	(168,359)	(324,628)	(229,162)
Additions to property and equipment	(65,416)	(40,590)	(21,069)
Proceeds from sales of assets	8,450	1,437	740

Net cash used in investing activities	(225,325)	(363,781)	(249,491)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) on short-term letter of credit and hedged inventory facilities	(6,197)	(4,770)	99,583
Net borrowings/(repayments) on long-term revolving credit facilities	87,773	(42,144)	34,677
Principal payments on senior secured term loans (Note 6)	(297,000)	(3,000)	—
Cash paid in connection with financing arrangements	(5,191)	(5,435)	(6,351)
Net proceeds from the issuance of common units (Note 7)	250,341	145,046	227,549
Proceeds from the issuance of senior unsecured notes (Note 6)	249,340	199,600	—
Distributions paid to unitholders and general partner (Note 7)	(121,822)	(99,841)	(75,929)

Net cash provided by financing activities	157,244	189,456	279,529

Effect of translation adjustment on cash	199	421	—
Net increase (decrease) in cash and cash equivalents	636	(10)	85
Cash and cash equivalents, beginning of period	3,501	3,511	3,426

Cash and cash equivalents, end of period	$4,137	$3,501	$3,511

Cash paid for interest, net of amounts capitalized	$36,382	$28,550	$33,341

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates we make include: (i) accruals related to purchases and sales, (ii) mark-to-market estimates pursuant to Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting For Derivative Instruments and Hedging Activities", as amended, (iii) contingent liability accruals, (iv) accruals related to our Long-Term Incentive Plan (the "LTIP") and (v) estimated fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets. Although we believe these estimates are reasonable, actual results could differ from these estimates.

Revenue Recognition

        Gathering, Marketing, Terminalling and Storage Segment Revenues.    Revenues from crude oil and LPG sales are recognized at the time title to the product sold transfers to the purchaser, which occurs upon receipt of the product by the purchaser. All sales of crude oil and LPG are booked gross except in the case of barrel exchanges that are net settled. Terminalling and storage revenues, which are classified as other revenues on the income statement, consist of (i) storage fees from actual storage used on a month-to-month basis; (ii) storage fees resulting from short-term and long-term contracts for committed space that may or may not be utilized by the customer on a given month; and (iii) terminal throughput charges to pump crude oil to connecting carriers. Revenues on storage are recognized ratably over the term of the contract. Terminal throughput charges are recognized as the crude oil exits the terminal and is delivered to the connecting crude oil carrier. Any throughput volumes in transit at the end of a given month are treated as third party inventory and do not incur storage fees. All terminalling and storage revenues are based on actual volumes and rates.

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

        Accounts receivable included in the consolidated balance sheets are reflected net of our allowance for doubtful accounts. We routinely review our receivable balances to identify past due amounts and analyze the reasons such amounts have not been collected. In many instances, such delays involve billing delays and discrepancies or disputes as to the appropriate price, volumes or quality of crude oil delivered or exchanged. We also attempt to monitor changes in the creditworthiness of our customers as a result of developments related to each customer, the industry as a whole and the general economy. Based on these analyses as well as our historical experience and the facts and circumstances surrounding certain aged balances, we have established an allowance for doubtful trade accounts receivable and consider this reserve adequate; however, there is no assurance that actual amounts will not vary significantly from estimated amounts. The discovery of previously unknown facts or adverse developments affecting one of our counterparties or the industry as a whole could adversely impact our results of operations.

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

        Depreciation expense for each of the three years in the period ended December 31, 2003, was $42.4 million, $30.2 million and $21.6 million, respectively. Our policy is to depreciate property and equipment over estimated useful lives as follows:

  •
  crude oil pipelines and facilities—30 to 40 years;

  •
  crude oil and LPG storage and terminal facilities—30 to 40 years;

  •
  trucking equipment and other—5 to 15 years; and

  •
  office property and equipment—3 to 5 years

        We calculate our depreciation and amortization using the straight-line method, based on estimated useful lives and salvage values of our assets. These estimates are based on various factors including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration and abandonment requirements, economic conditions, and supply and demand in the area. When assets are put into service, we make estimates with respect to useful lives and salvage values that we believe are reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. Historically, adjustments to useful lives have not had a material impact on our aggregate depreciation levels from year to year.

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

Subordinated Units and Conversion

        The subordinated units have a debit balance in Partners' Capital of approximately $39.9 million at December 31, 2003. The debit balance is the result of several different factors including: (i) a low initial capital balance in connection with the formation of the partnership as a result of a low carry-over book basis in the assets contributed to the Partnership at the date of formation, (ii) a significant net loss in 1999 and (iii) distributions to unitholders that have exceeded net income allocated to unitholders each period. Additionally, the capital balances of the common unitholders and the General Partner have increased periodically as additional units have been sold and as the General Partner has made additional capital contributions associated with those offerings. The subordinated unitholders are not required to make any additional contributions associated with those offerings of common units. No additional Subordinated Units were issued after the initial issuance.

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

Note 15—Operating Segments

        Our operations consist of two operating segments: (1) Pipeline Operations—engages in interstate and intrastate crude oil pipeline transportation and certain related merchant activities; (2) Gathering, Marketing, Terminalling and Storage Operations—engages in purchases and resales of crude oil and LPG at various points along the distribution chain and the operation of certain terminalling and storage assets. We evaluate segment performance based on (i) segment profit and (ii) maintenance capital. We define segment profit as revenues less (i) purchases, (ii) field operating costs and (iii) segment general and administrative expenses. Maintenance capital consists of capital expenditures required either to maintain the existing operating capacity of partially or fully depreciated assets or to extend their useful lives. Capital expenditures made to expand our existing capacity, whether through construction or acquisition, are not considered maintenance capital expenditures. Repair and maintenance expenditures associated with existing assets that do not extend the useful life or expand the operating capacity are charged to expense as incurred. In a contango market (oil prices for future deliveries are higher than for current deliveries), we use our tankage to improve our gathering margins by storing crude oil we have purchased at lower prices in the current month for delivery at higher prices in future months. In a backwardated market (oil prices for future deliveries are lower than for current deliveries), we use and lease less storage capacity, but increased marketing margins (premiums for prompt delivery) provide an offset to this reduced cash flow. We believe that the combination of our terminalling and storage activities and gathering and marketing activities provides a counter-cyclical balance that has a stabilizing effect on our operations and cash flow. The following table reflects our results of operations for each segment for the periods indicated (note that each of the items in the following table exclude depreciation and amortization):

	Pipeline	Gathering Marketing, Terminalling & Storage	Total
	(in millions)
Twelve Months Ended December 31, 2003
Revenues:
External Customers	$605.1	$11,984.7	$12,589.8
Intersegment(a)	53.5	0.9	54.5

Total revenues of reportable segments	$658.6	$11,985.6	$12,644.3

Segment profit(c)	$81.3	$63.1	$144.4

Capital expenditures	$211.9	$21.9	$233.8
Total assets	$1,221.0	$874.6	$2,095.6
Non-cash SFAS 133 impact(b)	$—	$0.4	$0.4
Maintenance capital	$6.4	$1.2	$7.6
Twelve Months Ended December 31, 2002
Revenues:
External Customers	$462.4	$7,921.8	$8,384.2
Intersegment(a)	23.8	—	23.8

Total revenues of reportable segments	$486.2	$7,921.8	$8,408.0

Segment profit(c)	$70.7	$58.9	$129.6

Capital expenditures	$341.9	$23.3	$365.2
Total assets	$1,030.7	$635.9	$1,666.6
Non-cash SFAS 133 impact(b)	$—	$0.3	$0.3
Maintenance capital	$3.4	$2.6	$6.0
Twelve Months Ended December 31, 2001
Revenues:
External Customers	$339.9	$6,528.3	$6,868.2
Intersegment(a)	17.5	—	17.5

Total revenues of reportable segments	$357.4	$6,528.3	$6,885.7

Segment profit(c)	$58.9	$42.5	$101.4

Capital expenditures	$169.8	$80.4	$250.2
Total assets	$472.3	$788.9	$1,261.2
Non-cash SFAS 133 impact(b)	$—	$0.2	$0.2
Maintenance capital	$0.5	$2.9	$3.4

(a)
Intersegment sales were conducted at arms length.

Table continued on following page

(b)
Amounts related to SFAS 133 are included in revenues and impact segment profit.

(c)
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

Note 16—Subsequent Events (Unaudited)

        Link Acquisition.    On April 1, 2004, we completed the acquisition of substantially all of the North American crude oil and pipeline operations of Link Energy LLC ("Link") for approximately $330 million, including $273 million of cash, the assumption of $49 million of liabilities and $8 million of transaction, closing and integration costs and other items. The Link crude oil business consists of approximately 7,000 miles of active crude oil pipeline and gathering systems, over 10 million barrels of crude oil storage capacity, a fleet of approximately 200 owned or leased trucks and approximately 2 million barrels of crude oil linefill and working inventory. The Link assets complement our assets in West Texas and along the Gulf Coast and allow us to expand our presence in the Rocky Mountain and Oklahoma/Kansas regions.

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

        On April 2, 2004, the Office of the Attorney General of Texas delivered written notice to us that it was investigating the possibility that the acquisition of Link's assets might reduce competition in one or more markets within the petroleum products industry in the State of Texas. In connection with the Link purchase, both PAA and Link completed all necessary filings required under the Hart-Scott-Rodino Act, and the required 30-day waiting period expired on March 24, 2004 without any inquiry or request for additional information from the U.S. Department of Justice or the Federal Trade Commission. Representatives from the Antitrust and Civil Medicaid Fraud Division of the Office of the Attorney General of Texas indicated their investigation was prompted by complaints received from allegedly interested industry parties regarding the potential impact on competition in the Permian Basin area of West Texas. We understand that similar complaints have been received by the Federal Trade Commission, and that, consistent with federal-state protocols for conducting joint merger investigations, appropriate federal and state antitrust authorities are coordinating their activities. We are cooperating fully with the antitrust enforcement authorities.

QuickLinks

PLAINS ALL AMERICAN PIPELINE, L.P. FORM 10-K/A—2003 ANNUAL REPORT
PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES FORM 10-K/A—2003 ANNUAL REPORT Table of Contents
FORWARD-LOOKING STATEMENTS
PART I
PART II
PART III
PART IV
SIGNATURES
PLAINS ALL AMERICAN PIPELINE, L.P. INDEX TO THE CONSOLIDATED FINANCIAL STATEMENTS
Report of Independent Registered Public Accounting Firm
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