Form 10-Q
period 2004-09-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2004-11-05
CIK 1070423

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2004
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

        At November 1, 2004, there were outstanding 62,740,218 Common Units, 1,307,190 Class B Common Units and 3,245,700 Class C Common Units.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. CONSOLIDATED FINANCIAL STATEMENTS

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except unit data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4,547	$4,137
Trade accounts receivable, net	846,347	590,645
Inventory	242,312	105,967
Other current assets	55,501	32,225

Total current assets	1,148,707	732,974

PROPERTY AND EQUIPMENT	1,824,314	1,272,634
Accumulated depreciation	(165,589)	(121,595)

	1,658,725	1,151,039

OTHER ASSETS
Pipeline linefill in owned assets	159,985	95,928
Inventory in third party assets	46,359	26,725
Other, net	92,245	88,965

Total assets	$3,106,021	$2,095,631

LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES
Accounts payable	$965,265	$603,460
Due to related parties	33,447	26,981
Short-term debt	122,882	127,259
Other current liabilities	77,641	44,219

Total current liabilities	1,199,235	801,919

LONG-TERM LIABILITIES
Long-term debt under credit facilities	40,408	70,000
Senior notes, net of unamortized discount of $2,820 and $1,009, respectively	797,180	448,991
Other long-term liabilities and deferred credits	24,780	27,994

Total liabilities	2,061,603	1,348,904

COMMITMENTS AND CONTINGENCIES (NOTE 10)
PARTNERS' CAPITAL
Common unitholders (62,740,218 and 49,502,556 units outstanding at September 30, 2004, and December 31, 2003, respectively)	895,479	744,073
Class B common unitholder (1,307,190 units outstanding at each date)	18,302	18,046
Class C common unitholders (3,245,700 units and no units outstanding at September 30, 2004, and December 31, 2003, respectively)	98,856	—
Subordinated unitholders (no units and 7,522,214 units outstanding at September 30, 2004, and December 31, 2003, respectively)	—	(39,913)
General partner	31,781	24,521

Total partners' capital	1,044,418	746,727

	$3,106,021	$2,095,631

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
REVENUES
Crude oil and LPG sales	$5,663,504	$2,897,112	$14,218,956	$8,572,569
Other gathering, marketing, terminalling and storage revenues	11,193	8,221	27,920	22,777
Pipeline margin activities revenues	142,999	123,974	424,165	376,660
Pipeline tariff activities revenues	49,309	24,370	132,343	72,768

Total revenues	5,867,005	3,053,677	14,803,384	9,044,774
COSTS AND EXPENSES
Crude oil and LPG purchases and related costs	5,576,523	2,849,286	13,992,768	8,417,316
Pipeline margin activities purchases	138,530	119,119	407,658	362,250
Field operating costs (excluding LTIP charge)	61,203	33,222	158,053	100,301
LTIP charge—operations	—	1,390	567	1,390
General and administrative expenses (excluding LTIP charge)	19,484	12,198	54,565	37,431
LTIP charge—general and administrative	—	6,006	3,661	6,006
Depreciation and amortization	16,768	11,988	45,887	34,164

Total costs and expenses	5,812,508	3,033,209	14,663,159	8,958,858

Gains on sales of assets	559	474	643	608

OPERATING INCOME	55,056	20,942	140,868	86,524

OTHER INCOME/(EXPENSE)
Interest expense (net of $32 and $165 capitalized for the three month periods, respectively, and $207 and $461 capitalized for the nine month periods, respectively)	(12,702)	(8,794)	(32,201)	(26,480)
Interest income and other, net	(620)	(277)	(250)	(424)

Income before cumulative effect of change in accounting principle	41,734	11,871	108,417	59,620
Cumulative effect of change in accounting principle	—	—	(3,130)	—

NET INCOME	$41,734	$11,871	$105,287	$59,620

NET INCOME-LIMITED PARTNERS	$38,738	$10,392	$97,692	$54,958

NET INCOME-GENERAL PARTNER	$2,996	$1,479	$7,595	$4,662

BASIC NET INCOME PER LIMITED PARTNER UNIT
Income before cumulative effect of change in accounting principle	$0.59	$0.20	$1.63	$1.06
Cumulative effect of change in accounting principle	—	—	(0.05)	—

Basic net income per limited partner unit	$0.59	$0.20	$1.58	$1.06

DILUTED NET INCOME PER LIMITED PARTNER UNIT
Income before cumulative effect of change in accounting principle	$0.59	$0.19	$1.63	$1.05
Cumulative effect of change in accounting principle	—	—	(0.05)	—

Diluted net income per limited partner unit	$0.59	$0.19	$1.58	$1.05

BASIC WEIGHTED AVERAGE UNITS OUTSTANDING	65,776	52,788	61,929	51,735

DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	65,776	53,435	61,929	52,407

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Nine Months Ended September 30,
	2004	2003
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$105,287	$59,620
Adjustments to reconcile to cash flows from operating activities:
Depreciation and amortization	45,887	34,164
Cumulative effect of accounting change	3,130	—
Change in derivative fair value	(1,431)	1,731
Noncash portion of LTIP charge	4,228	3,700
Gain on foreign currency revaluation	(3,423)	—
Noncash amortization of terminated interest rate swap	1,092	—
Loss on refinancing of debt	658	—
Gain on sale of assets	(643)	(608)
Net cash paid for terminated swaps	(1,465)	—
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable and other	(285,123)	132,366
Inventory	(127,391)	(84,690)
Accounts payable and other current liabilities	365,784	84,717
Settlement of environmental indemnities	—	4,600
Due to related parties	6,461	500

Net cash provided by operating activities	113,051	236,100

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions	(495,715)	(99,897)
Additions to property and equipment	(63,596)	(52,180)
Cash paid for linefill in assets owned	(10,242)	(40,449)
Proceeds from sales of assets	2,234	7,076
Other investing activities	—	232

Net cash used in investing activities	(567,319)	(185,218)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments on long-term revolving credit facility	(29,977)	(13,122)
Net borrowings on working capital revolving credit facility	34,700	—
Net repayments on short-term letter of credit and hedged inventory facility	(42,234)	(67,315)
Principal payments on senior secured term loan	—	(43,000)
Cash paid in connection with financing arrangements	(3,172)	(87)
Proceeds from the issuance of senior notes	346,427	—
Net proceeds from the issuance of common units	262,132	161,905
Distributions paid to unitholders and general partner	(114,468)	(89,346)

Net cash provided by (used in) financing activities	453,408	(50,965)

Effect of translation adjustment on cash	1,270	—
Net increase (decrease) in cash and cash equivalents	410	(83)
Cash and cash equivalents, beginning of period	4,137	3,501

Cash and cash equivalents, end of period	$4,547	$3,418

Cash paid for interest, net of amounts capitalized	$23,366	$24,286

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL

(in thousands)

			Class B Common Units		Class C Common Units
	Common Units						Subordinated Units				Total Partners' Capital Amount
									General Partners' Amount	Total Units
	Units	Amount	Units	Amount	Units	Amount	Units	Amount
	(unaudited)
Balance at December 31, 2003	49,502	$744,073	1,307	$18,046	—	$—	7,523	$(39,913)	$24,521	58,332	$746,727
Issuance of common units	4,968	157,568	—	—	—	—	—	—	3,371	4,968	160,939
Issuance of common units under LTIP	362	11,772	—	—	—	—	—	—	238	362	12,010
Private placement of Class C common units	—	—	—	—	3,246	98,782	—	—	2,041	3,246	100,823
Issuance of units for acquisition contingent consideration	385	13,082	—	—	—	—	—	—	267	385	13,349
Distributions	—	(96,531)	—	(2,225)	—	(3,700)	—	(4,231)	(7,781)	—	(114,468)
Other comprehensive income	—	18,029	—	410	—	624	—	(841)	1,529	—	19,751
Net income	—	91,027	—	2,071	—	3,150	—	1,444	7,595	—	105,287
Conversion of subordinated units	7,523	(43,541)	—	—	—	—	(7,523)	43,541	—	—	—

Balance at September 30, 2004	62,740	$895,479	1,307	$18,302	3,246	$98,856	—	$—	$31,781	67,293	$1,044,418

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME AND
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

(in thousands)

Statements of Comprehensive Income

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)		(unaudited)
Net income	$41,734	$11,871	$105,287	$59,620
Other comprehensive income	16,518	25,286	19,751	61,599

Comprehensive income	$58,252	$37,157	$125,038	$121,219

Statement of Changes in Accumulated Other Comprehensive Income

	Net Deferred Gain (Loss) on Derivative Instruments	Currency Translation Adjustments	Total
	(unaudited)
Balance at December 31, 2003	$(7,692)	$39,861	$32,169
Current period activity:
Reclassification adjustments for settled contracts	20,265	—	20,265
Changes in fair value of outstanding hedge positions	(12,160)	—	(12,160)
Currency translation adjustment	—	11,646	11,646

Total period activity	8,105	11,646	19,751

Balance at September 30, 2004	$413	$51,507	$51,920

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization and Accounting Policies

        Plains All American Pipeline, L.P. is a publicly traded Delaware limited partnership (the "Partnership") engaged in interstate and intrastate crude oil transportation, and crude oil gathering, marketing, terminalling and storage, as well as the marketing and storage of liquefied petroleum gas and other petroleum products. We refer to liquefied petroleum gas and other petroleum products collectively as "LPG." Our operations are conducted in the United States and Canada, directly and indirectly through our operating subsidiaries, Plains Marketing, L.P., Plains Pipeline, L.P. (formerly known as All American Pipeline, L.P.) and Plains Marketing Canada, L.P.

        The accompanying consolidated financial statements and related notes present (i) our consolidated financial position as of September 30, 2004, and December 31, 2003, (ii) the results of our consolidated operations for the three months and nine months ended September 30, 2004 and 2003, (iii) our consolidated cash flows for the nine months ended September 30, 2004 and 2003, (iv) our consolidated changes in partners' capital for the nine months ended September 30, 2004, (v) our consolidated comprehensive income for the three months and nine months ended September 30, 2004 and 2003, and (vi) our changes in consolidated accumulated other comprehensive income for the nine months ended September 30, 2004. The financial statements have been prepared in accordance with the instructions for interim reporting as prescribed by the Securities and Exchange Commission. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications are made to prior period amounts to conform to current period presentation. The results of operations for the three months and nine months ended September 30, 2004 should not be taken as indicative of the results to be expected for the full year. The consolidated interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2003 Annual Report on Form 10-K/A Amendment No. 1.

Foreign Currency Transactions

        For subsidiaries whose functional currency is not the U.S. Dollar, assets and liabilities are translated at period end rates of exchange and revenues and expenses are translated at average exchange rates prevailing for each month. Translation adjustments for the asset and liability accounts are included as a separate component of other comprehensive income in partners' capital. Currency transaction gains and losses are recorded in income.

Change in Accounting Principle

        During the second quarter of 2004, we changed our method of accounting for pipeline linefill in third party assets. Historically, we have viewed pipeline linefill, whether in our assets or third party assets, as having long-term characteristics rather than characteristics typically associated with the short-term classification of operating inventory. Therefore, previously we have not included linefill barrels in the same average costing calculation as our operating inventory, but instead have carried linefill at historical cost. Following this change in accounting principle, the linefill in third party assets that we have historically classified as a portion of "Pipeline Linefill" on the face of the balance sheet (a long-term asset) and carried at historical cost, is included in "Inventory" (a current asset) in determining the average cost of operating inventory and applying the lower of cost or market analysis. At the end of each period, we will reclassify the linefill in third party assets not expected to be liquidated within the succeeding twelve months out of "Inventory" (a current asset), at average cost, and into "Inventory in Third Party Assets" (a long-term asset), which is now reflected as a separate line item within other assets on the consolidated balance sheet.

        This change in accounting principle is effective January 1, 2004 and is reflected in the consolidated statement of operations for the nine months ended September 30, 2004 and the consolidated balance sheet as of September 30, 2004, included herein. The cumulative effect of this change in accounting principle as of January 1, 2004, is a charge of approximately $3.1 million, representing a reduction in Inventory of approximately $1.7 million, a reduction in Pipeline Linefill of approximately $30.3 million and an increase in Inventory in Third Party Assets of $28.9 million. The pro forma impact for the third quarter of 2003 was not material to net income or net income per basic and diluted limited partner unit. The pro forma impact for the first nine months of 2003 would have been an increase to net income of approximately $2.2 million ($0.04 per basic and diluted limited partner unit) resulting in pro forma net income of $61.8 million and pro forma basic net income per limited partner unit of $1.10 and pro forma diluted net income per limited partner unit of $1.09.

        In conjunction with this change in accounting principle, we have classified cash flows associated with purchases and sales of linefill on assets that we own as cash flows from investing activities instead of the historical classification of cash flows from operating activities. Accordingly, the accompanying statement of cash flows for the nine months ended September 30, 2003 has been revised to reclassify the cash paid for linefill in assets owned from operating activities to investing activities. The effect of the reclassification was an increase to net cash provided by operating activities and net cash used in investing activities of $40.4 million for the nine months ended September 30, 2003.

Note 2—Acquisitions and Dispositions

        The following acquisitions were made in 2004 and were accounted for under Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations."

  Link Energy LLC

        On April 1, 2004, we completed the acquisition of all of the North American crude oil and pipeline operations of Link Energy LLC ("Link") for approximately $332 million, including $268 million of cash (net of approximately $5.5 million subsequently returned to us from an indemnity escrow account) and approximately $64 million of net liabilities assumed and acquisition-related costs. The Link crude oil business consists of approximately 7,000 miles of active crude oil pipeline and gathering systems, over 10 million barrels of crude oil storage capacity, a fleet of approximately 200 owned or leased trucks and approximately 2 million barrels of crude oil linefill and working inventory. The Link assets complement our assets in West Texas and along the Gulf Coast and allow us to expand our presence in the Rocky Mountain and Oklahoma/Kansas regions. The results of operations and assets from this acquisition (the "Link acquisition") have been included in our consolidated financial statements and both our pipeline operations and gathering, marketing, terminalling and storage operations segments since April 1, 2004.

        The purchase price was allocated as follows and includes goodwill primarily related to Link's gathering and marketing business (in millions):

Fair value of assets acquired:
Property and equipment	$262.3
Inventory	1.1
Linefill	48.4
Inventory in third party assets	15.1
Goodwill	5.0
Other long term assets	0.2

Subtotal	332.1
Accounts receivable(1)	405.4
Other current assets	1.8

Subtotal	407.2
Total assets acquired	739.3
Fair value of liabilities assumed:
Accounts payable and accrued liabilities(1)	(455.4)
Other current liabilities	(8.5)
Other long-term liabilities	(7.4)

Total liabilities assumed	(471.3)
Cash paid for acquisition(2)	$268.0

(1)
Accounts receivable and accounts payable are gross and do not reflect the adjustment of approximately $250 million to net settle, based on contractual agreements with our counterparties.

(2)
Cash paid is net of $5.5 million subsequently returned to us from an indemnity escrow account and does not include the subsequent payment of various transaction and other acquisition related costs.

        We are in the process of evaluating certain estimates made in the purchase price and related allocation; thus, the purchase price and allocation are both subject to refinement. In addition, we anticipate making capital expenditures of approximately $20.0 million ($9.0 million in 2004) to upgrade certain of the assets and comply with certain regulatory requirements.

        The acquisition was initially funded with cash on hand, borrowings under our revolving credit facilities and under a new $200 million, 364-day credit facility and borrowings under our existing revolving credit facilities (see Note 5). In connection with the acquisition, on April 15, 2004, we completed the private placement of 3,245,700 Class C common units to a group of institutional investors. During the third quarter of 2004, we completed a public offering of common units and the sale of an aggregate of $350 million of senior notes. A portion of the proceeds from these transactions was used to retire the $200 million, 364-day credit facility (see Note 7).

        On April 2, 2004, the Office of the Attorney General of Texas (the "Texas AG") delivered written notice to us that it was investigating the possibility that the acquisition of Link's assets might reduce competition in one or more markets within the petroleum products industry in the State of Texas. In connection with the Link purchase, both PAA and Link completed all necessary filings required under the Hart-Scott-Rodino Act, and the required 30-day waiting period expired on March 24, 2004 without any inquiry or request for additional information from the U.S. Department of Justice or the Federal Trade Commission. Representatives from the Antitrust and Civil Medicaid Fraud Division of the Office of the Attorney General of Texas (the "Texas AG Antitrust Division") indicated their investigation was prompted by complaints received from allegedly interested industry parties regarding the potential impact on competition in the Permian Basin area of West Texas. We understand that similar complaints have been received by the Federal Trade Commission (the "FTC"), and that, consistent with federal-state protocols for conducting joint merger investigations, appropriate federal and state antitrust authorities are coordinating their activities. We have cooperated fully with the antitrust enforcement authorities, including the provision of information at the request of the Texas AG Antitrust Division. We have been informed by the Texas AG Antitrust Division that it is closing its investigation and does not intend to pursue any additional course of action with respect to these assets at this time. We have not yet received an indication from the FTC as to whether it intends to close its investigation.

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

        The principal assets of these entities are: (i) an approximate 22% undivided joint interest in the Capline Pipeline System, and (ii) an approximate 76% undivided joint interest in the Capwood Pipeline System. The Capline Pipeline System is a 633-mile, 40-inch mainline crude oil pipeline originating in St. James, Louisiana, and terminating in Patoka, Illinois. The Capwood Pipeline System is a 57-mile, 20-inch mainline crude oil pipeline originating in Patoka, Illinois, and terminating in Wood River, Illinois. The results of operations and assets from this acquisition (the "Capline acquisition") have been included in our consolidated financial statements and in our pipeline operations segment since March 1, 2004. These pipelines provide one of the primary transportation routes for crude oil shipped into the Midwestern U.S., and delivered to several refineries and other pipelines.

        The purchase price was allocated as follows (in millions):

Crude oil pipelines and facilities	$151.4
Crude oil storage and terminal facilities	5.7
Land	1.3
Office equipment and other	0.1

Total	$158.5

  Pro Forma Data

        The following unaudited pro forma data is presented to show pro forma revenues, income before cumulative effect of change in accounting principle, net income, basic and diluted income before cumulative effect of accounting change per limited partner unit and basic and diluted net income per limited partner unit for the Partnership as if the Capline and Link acquisitions had occurred as of the beginning of the periods reported:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in millions, except per unit amounts)
Revenues	$5,867.0	$3,104.9	$14,851.3	$9,211.7

Income before cumulative effect of change in accounting principle(1)	$41.7	$(3.6)	$91.2	$105.3

Net income(2)	$41.7	$(3.6)	$88.1	$101.3

Basic income before cumulative effect of change in accounting principle per limited partner unit(1)	$0.59	$(0.09)	$1.35	$1.95

Diluted income before cumulative effect of change in accounting principle per limited partner unit(1)	$0.59	$(0.09)	$1.35	$1.93

Basic net income per limited partner unit(2)	$0.59	$(0.09)	$1.30	$1.87

Diluted net income per limited partner unit(2)	$0.59	$(0.09)	$1.30	$1.86

(1)
Includes a net gain in the 2003 period of approximately $67.5 million related to Link's predecessor company's reorganization, discharge of debt and fresh start adjustments.

(2)
The 2003 period includes the amounts described in note (1) above as well as a loss of approximately $4.0 million related to Link's predecessor company's cumulative effect of change in accounting principle.

  Other Acquisitions

        The following acquisitions, both individually and in the aggregate, are not material, and thus, no supplemental pro forma information is included herein.

        In August 2004, we completed the acquisition of the Schaefferstown Propane Storage Facility from Koch Hydrocarbon, L.P. The total purchase price was approximately $32 million, including transaction costs. In connection with the transaction, the Partnership also acquired an additional $14.2 million of inventory. The transaction was funded through a combination of cash on hand and borrowings under the Partnership's revolving credit facilities. The facility is located approximately 65 miles northwest of Philadelphia near Schaefferstown, Pennsylvania, and has the capacity to store approximately 20.0 million gallons of refrigerated propane. In addition, the facility has 19 bullet storage tanks with an aggregate capacity of 570,000 gallons. Propane is delivered to the facility via truck or pipeline and is transported out of the facility by truck. In addition, the transaction also included approximately 61 acres of land and a truck rack. The results of operations and assets from this acquisition have been included in our consolidated financial statements and our gathering, marketing, terminalling and storage operations segment since August 25, 2004. The preliminary purchase price was primarily allocated to property and equipment.

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

  Shutdown and Sale of Rancho Pipeline System

        We acquired an interest in the Rancho Pipeline System from Shell in August 2002. The Rancho Pipeline System Agreement dated November 1, 1951, pursuant to which the system was constructed and operated, would terminate in March 2003. Upon termination, the agreement required the owners to take the pipeline system, in which we owned an approximate 50% interest, out of service. Accordingly, we notified our shippers and did not accept nominations for movements after February 28, 2003. This shutdown was contemplated at the time of the acquisition and was accounted for under purchase accounting in accordance with SFAS No. 141 "Business Combinations." The pipeline was shut down on March 1, 2003 and a purge of the crude oil linefill was completed in April 2003. In June 2003, we completed transactions whereby we transferred our ownership interest in approximately 241 miles of the total 458 miles of the pipeline in exchange for $4.0 million and approximately 500,000 barrels of crude oil tankage in West Texas. In August 2004, we sold our interest in the remaining portion of the system to Kinder Morgan Texas Pipeline, L.P. for approximately $0.9 million, including the assumption of all liabilities typically associated with pipelines of this type. We recognized a gain of approximately $0.6 million on this transaction.

Note 3—Trade Accounts Receivable

        The majority of our trade accounts receivable relate to our gathering and marketing activities and can generally be described as high volume and low margin activities. As is customary in the industry, a portion of these receivables is reflected net of payables to the same counterparty based on contractual agreements. We routinely review our trade accounts receivable balances to identify past due amounts and analyze the reasons such amounts have not been collected. In many instances, such uncollected amounts involve billing delays and discrepancies or disputes as to the appropriate price, volume or quality of crude oil delivered, received or exchanged. We also attempt to monitor changes in the creditworthiness of our customers as a result of developments related to each customer, the industry as a whole and the general economy. Based on these analyses, as well as our historical experience and the facts and circumstances surrounding certain aged balances, we have established an allowance for doubtful trade accounts receivable. At September 30, 2004, approximately 99% of our net trade accounts receivable were less than 60 days past the scheduled invoice date. Our allowance for doubtful trade accounts receivable totaled $0.5 million. We consider this reserve adequate; however, there is no assurance that actual amounts will not vary significantly from estimated amounts. The discovery of previously unknown facts or adverse developments affecting one of our counterparties or the industry as a whole could adversely impact our results of operations.

Note 4—Inventory and Linefill

        Inventory primarily consists of crude oil and LPG in pipelines, storage tanks and rail cars that is valued at the lower of cost or market, with cost determined using an average cost method. Linefill and minimum working inventory requirements are recorded at historical cost and consist of crude oil and LPG used to pack a pipeline such that when an incremental barrel enters a pipeline it forces a barrel out at another location, as well as the minimum amount of crude oil necessary to operate our storage and terminalling facilities.

        Linefill in third party assets is included in "Inventory" (a current asset) in determining the average cost of operating inventory and applying the lower of cost or market analysis. At the end of each period, we reclassify the linefill in third party assets not expected to be liquidated within the succeeding twelve months out of "Inventory," at average cost, and into "Inventory in Third Party Assets" (a long-term asset), which is reflected as a separate line item within other assets on the consolidated balance sheet.

At September 30, 2004 and December 31, 2003, inventory and linefill consisted of:

	September 30, 2004			December 31, 2003
	Barrels	Dollars	$/ barrel	Barrels	Dollars	$/ barrel
	(Barrels in thousands and dollars in millions)
Inventory(1)
Crude oil	2,802	$110.1	$39.29	1,676	$50.6	$30.19
LPG	3,874	130.3	33.63	2,243	53.8	23.99
Other	—	1.9	N/A	—	1.6	N/A

Inventory subtotal	6,676	242.3		3,919	106.0
Inventory in third-party assets
Crude oil	1,137	40.6	35.71	853	22.6	26.49
LPG	183	5.7	31.15	183	4.1	22.40

Inventory in third-party assets subtotal	1,320	46.3		1,036	26.7
Linefill
Crude oil linefill	5,804	160.0	27.57	3,767	95.9	25.46

Total	13,800	$448.6		8,722	$228.6

(1)
Value per barrel reflects the impact of inventory hedges on a portion of our volumes.

Note 5—Debt

      Debt consists of the following:

	September 30, 2004	December 31, 2003
	(in millions)
Short-term debt:
Senior secured hedged inventory borrowing facility bearing interest at a rate of 2.6% and 1.9% at September 30, 2004 and December 31, 2003, respectively	$59.5	$100.5
Working capital borrowings, bearing interest at a rate of 2.8% and 4.0% at September 30, 2004 and December 31, 2003, respectively(1)	60.0	25.3
Other	3.4	1.5

Total short-term debt	122.9	127.3
Long-term debt:
Senior unsecured $425 million domestic revolving credit facility, bearing interest at 4.8% at September 30, 2004(1)	$18.6	$—
Senior unsecured $30 million Canadian working capital revolving credit facility, bearing interest at a rate of 4.6% at September 30, 2004	11.4	—
Senior unsecured $170 million Canadian revolving credit facility, bearing interest at a rate of 2.8% and 2.2% at September 30, 2004 and December 31, 2003, respectively	10.0	70.0
4.75% senior notes due August 2009, net of unamortized discount of $0.8 million at September 30, 2004	174.2	—
7.75% senior notes due October 2012, net of unamortized discount of $0.3 million and $0.3 million at September 30, 2004 and December 31, 2003, respectively	199.7	199.7
5.63% senior notes due December 2013, net of unamortized discount of $0.6 million and $0.7 million at September 30, 2004 and December 31, 2003, respectively	249.4	249.3
5.88% senior notes due August 2016, net of unamortized discount of $1.1 million at September 30, 2004	173.9	—
Other	0.4	—

Total long-term debt(1)(2)	837.6	519.0

Total debt	$960.5	$646.3

(1)
At September 30, 2004 and December 31, 2003, we have classified $60.0 million and $25.3 million, respectively, of borrowings under our senior unsecured $425 million domestic revolving credit facility as short-term. These borrowings are designated as working capital borrowings and primarily are for hedged LPG inventory and New York Mercantile Exchange margin deposits and must be repaid within one year.

(2)
At September 30, 2004, the aggregate fair value of our fixed rate senior notes was approximately $854.8 million.

        During August 2004, we completed the sale of $175 million of 4.75% Senior Notes due 2009 and $175 million of 5.88% Senior Notes due 2016. The 4.75% notes were sold at 99.551% of face value and the 5.88% notes were sold at 99.345% of face value. The notes were co-issued by Plains All American

Pipeline, L.P. and a 100% owned consolidated finance subsidiary (neither of which have independent assets or operations). Interest payments are due on February 15 and August 15 of each year. The notes are fully and unconditionally guaranteed, jointly and severally, by all of our existing 100% owned subsidiaries, except for subsidiaries which are minor. We used the proceeds to repay amounts outstanding under our credit facilities, including the remaining balance under the $200 million, 364-day facility described above, and for general partnership purposes. In connection with this repayment, we terminated the facility. The repayment and termination of this facility resulted in a non-cash charge of approximately $0.7 million associated with the write-off of unamortized debt issue costs. Subsequent to the notes offering, we also terminated our $125 million, 364-day facility which was scheduled to expire in November 2004.

        In the third quarter of 2004, we increased our secured hedged inventory facility from $200 million to $300 million, with the ability to further increase the facility in the future by an incremental $200 million. This facility is an uncommitted working capital facility, which is used to finance the purchase of hedged crude oil inventory for storage when market conditions warrant. Borrowings under the hedged inventory facility are secured by the inventory purchased under the facility and the associated accounts receivable, and are repaid with the proceeds from the sale of such inventory. This facility expires in November 2004, and we expect to extend the maturity to November 2005 before expiration.

        In November 2004, we entered into a new $750 million, five-year senior credit facility, which contains a sub-facility for Canadian borrowings up to $300 million. The new facility extends our maturities, lowers our cost of credit and provides an additional $125 million of liquidity over our previous facility. The facility can be expanded to $1 billion.

Note 6—Earnings Per Common Unit

        The following sets forth the computation of basic and diluted earnings per common unit:

	Three months ended September 30,		Nine months ended September 30,
	2004	2003	2004	2003
	(in thousands, except per unit data)
Net income	$41,734	$11,871	$105,287	$59,620
Less:
Incentive distribution right	(2,205)	(1,266)	(5,601)	(3,540)

Subtotal	39,529	10,605	99,686	56,080
General partner 2% ownership	(791)	(213)	(1,994)	(1,122)

Numerator:
Numerator for basic earnings per limited partner unit—
Net income available for limited partners	38,738	10,392	97,692	54,958
Effect of dilutive securities:
Increase in incentive distribution right-contingent equity issuance	—	(16)	—	(46)

Numerator for diluted earnings per limited partner unit	$38,738	$10,376	$97,692	$54,912

Denominator:
Denominator for basic earnings per limited partner unit—weighted average number of limited partner units	65,776	52,788	61,929	51,735

Effect of dilutive securities:
Contingent equity issuance	—	647	—	672

Denominator for diluted earnings per limited partner unit	65,776	53,435	61,929	52,407

Basic net income per limited partner unit	$0.59	$0.20	$1.58	$1.06

Diluted net income per limited partner unit	$0.59	$0.19	$1.58	$1.05

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

Note 7—Partners' Capital and Distributions

  Subordinated Unit Conversion

        In November 2003, pursuant to the terms of our Partnership Agreement, 25% of our subordinated units converted to common units on a one-for-one basis. In February 2004, all of the remaining subordinated units converted to common units on a one-for-one basis.

  Issuance of Common Units

        Long-Term Incentive Plan.    We issued approximately 315,500 common units during the first half of 2004 and approximately 47,500 common units during the third quarter of 2004 in conjunction with the vesting of awards under our Long-Term Incentive Plan ("LTIP"). In connection with such issuances, the General Partner made a proportionate two percent contribution. See Note 8 for additional discussion.

        Payment of Deferred Acquisition Price.    On April 30, 2004, we issued approximately 385,000 common units and paid approximately $6.5 million in cash to satisfy the contingent consideration related to the July 2001 CANPET acquisition. In accordance with the provisions of the purchase and sale agreement, the number of common units issued in satisfaction of the deferred payment was based upon $34.02 per share, the average trading price of our common units for the ten-day trading period prior to the payment date, and a Canadian dollar to U.S. dollar exchange rate of 1.35 to 1, the average noon-day exchange rate for the ten-day trading period prior to the payment date. In addition, an incremental $3.7 million in cash was paid for the distributions that would have been paid on the common units had they been outstanding since the effective date of the acquisition.

        Private Placement of Class C Common Units.    In connection with the Link acquisition, on April 15, 2004 we issued 3,245,700 Class C common units for $30.81 per unit in a private placement to a group of institutional investors consisting of affiliates of Kayne Anderson Capital Advisors, Vulcan Capital and Tortoise Capital Advisors. Affiliates of both Kayne Anderson Capital Advisors and Vulcan Capital own interests in our general partner. Total proceeds from the transaction, after deducting transaction costs and including the general partner's proportionate contribution, were approximately $101 million, and were used to reduce the balance outstanding under our revolving credit facilities. The Class C common units are unlisted securities that are pari passu in voting and distribution rights with the Partnership's publicly traded common units. The Class C common units are similar in most respects to the Partnership's Class B common units. Both classes become convertible into common units upon approval by the holders of a majority of the common units. See "—Class B and Class C Common; Unitholder Meeting."

        Class B and Class C Common; Unitholder Meeting.    Each of the Class B common unitholders and Class C common unitholders may request that the Partnership call a meeting of its common unitholders to consider approval of a change in the terms of the Class B units or Class C units, as applicable, to provide that those units may be converted at the option of the holder into common units. The holders of both the Class B common units and the Class C common units made such a request on October 18, 2004. If the approval of the common unitholders is not obtained within 120 days of the request, the holders of the Class B and Class C units (unless and until converted into common units) will be entitled to receive distributions, on a per unit basis, equal to 110% of the amount of distributions paid on a common unit. If the approval of the common unitholders is not secured within 90 days after the end of the 120-day period, the distribution right increases to 115%. The Partnership is in the process of preparing for a meeting of unitholders.

        Equity Offering.    In the third quarter of 2004, we completed a public offering of 4,968,000 common units for $33.25 per unit. The offering resulted in gross proceeds of approximately $165.2 million from the sale of units and approximately $3.4 million from our general partner's proportionate capital contribution. Total costs associated with the offering, including underwriter fees and other expenses, were approximately $7.7 million. Net proceeds of $160.9 million were used to permanently reduce outstanding borrowings under the $200 million, 364-day credit facility (see Note 5).

  Distributions

        On October 22, 2004, we declared a cash distribution of $0.60 per unit on our outstanding common units, Class B common units and Class C common units. The distribution is payable on November 12, 2004, to unitholders of record on November 2, 2004, for the period July 1, 2004, through September 30, 2004. The total distribution to be paid is approximately $43.9 million, with approximately $40.4 million to be paid to our common unitholders and $0.8 million and $2.7 million to be paid to our general partner for its general partner and incentive distribution interests, respectively.

        On August 13, 2004, we paid a cash distribution of $0.5775 per unit on our outstanding common units, Class B common units and Class C common units, for the period April 1, 2004, through June 30, 2004. The total distribution paid was approximately $41.8 million, with approximately $38.8 million paid to our common unitholders and $0.8 million and $2.2 million paid to our general partner for its general partner and incentive distribution interests, respectively.

        On May 14, 2004, we paid a cash distribution of $0.5625 per unit on our outstanding common units, Class B common units and Class C common units, for the period January 1, 2004, through March 31, 2004. The total distribution paid was approximately $37.5 million, with approximately $35.0 million paid to our common unitholders and $0.7 million and $1.8 million paid to our general partner for its general partner and incentive distribution interests, respectively.

        On February 13, 2004, we paid a cash distribution of $0.5625 per unit on our outstanding common units, Class B common units and subordinated units, for the period October 1, 2003, through December 31, 2003. The total distribution paid was approximately $35.2 million, with approximately $28.7 million paid to our common unitholders, $4.2 million paid to our subordinated unitholders and $0.7 million and $1.6 million paid to our general partner for its general partner and incentive distribution interests, respectively.

Note 8—Vesting of Unit Grants Under Long-Term Incentive Plan

        During the first nine months of 2004, approximately 895,000 phantom units vested. We paid cash in lieu of delivery of common units for approximately 328,000 of the phantom units and issued approximately 362,000 new common units (after netting for taxes) in connection with the remainder of the vesting.

        Under generally accepted accounting principles, we are required to recognize an expense when it is considered probable that phantom unit grants under our LTIP will vest. During the first nine months of

2004, we recognized $4.2 million of compensation expense related to the vesting of phantom units under the LTIP. We will recognize additional expense when it is considered probable that additional vestings will occur. Generally, future vestings will occur when the annualized distribution rate reaches $2.50 and again at $2.70. After giving effect to the third quarter 2004 vesting and related tax withholding and cash settlement, approximately 874,000 phantom units are available under the plan for future grant and approximately 134,000 phantom units remain outstanding. In accordance with the provisions of the LTIP and applicable NYSE standards, no more than approximately 460,000 of such phantom unit grants (outstanding or future) could be satisfied by delivery of common units.

Note 9—Derivative Instruments and Hedging Activities

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

  Summary of Financial Impact

        The following is a summary of the financial impact of the derivative instruments and hedging activities discussed below. The September 30, 2004, balance sheet includes assets of $53.6 million ($39.5 million current), liabilities of $43.9 million ($32.8 million current) and unrealized net gains deferred to Other Comprehensive Income ("OCI") of $0.4 million. Total derivative activities for the nine months ended September 30, 2004, generated a gain of $66.3 million. Total derivative activities include the mark-to-market of open positions that do not meet hedge accounting requirements and gains and losses recognized in earnings for all hedges settled during the period. The majority of these gains are related to our commodity price risk hedges that are offset by physical transactions, as discussed below.

        As of September 30, 2004, the total amount of deferred net gains recorded in OCI are expected to be reclassified to future earnings, contemporaneously with the related physical purchase or delivery of the underlying commodity or payments of interest. During the nine months ended September 30, 2004, no amounts were reclassified to earnings from OCI in connection with forecasted transactions that were no longer considered probable of occurring. Of the $0.4 million net gain deferred in OCI at September 30, 2004, a net gain of $7.3 million will be reclassified into earnings in the next twelve months and the remaining net loss at various intervals ending in 2016. Since a portion of these amounts is based on market prices at the current period end, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

        The following sections discuss our risk management activities in the indicated categories.

  Commodity Price Risk Hedging

        We hedge our exposure to price fluctuations with respect to crude oil and LPG in storage, and expected purchases, sales and transportation of these commodities. The derivative instruments we use consist primarily of futures and option contracts traded on the NYMEX and over-the-counter transactions, including crude oil swap and option contracts entered into with financial institutions and other energy companies. In accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities," these derivative instruments are recognized in the balance sheet or earnings at their fair values. The majority of the instruments that qualify for hedge accounting are cash flow hedges. Therefore, the corresponding changes in fair value for the effective portion of the hedges are deferred into OCI and recognized in revenues or crude oil and LPG purchases and related costs in the periods during which the underlying physical transactions occur. We have determined that substantially all of our physical purchase and sale agreements qualify for the normal purchase and sale exclusion and thus are not subject to SFAS 133. Physical transactions that are derivatives and are ineligible, or become ineligible, for the normal purchase and sale treatment (e.g. due to changes in settlement provisions) are recorded in the balance sheet as assets or liabilities at their fair value, with the changes in fair value recorded net in revenues.

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

  Interest Rate Risk Hedging

        At September 30, 2004, we have no open interest rate hedging instruments. However, there are approximately $6.5 million deferred in OCI that relates to instruments that were terminated and cash settled ($1.4 million related to an instrument settled in 2004 and $5.1 million related to instruments settled in 2003). The net deferred loss related to these instruments is being amortized into interest expense over the original terms of the terminated instruments (approximately forty percent over the next two years and the remaining sixty percent over approximately ten years). Approximately $1.1 million related to the terminated instruments has been reclassified into interest expense during the first nine months of 2004, and approximately $1.5 million will be reclassified for the entire year of 2004. In addition, earnings for the first nine months of 2004 include a loss of approximately $0.7 million that was reclassified out of OCI related to an instrument that matured in March 2004.

  Currency Exchange Rate Risk Hedging

        Because a significant portion of our Canadian business is conducted in Canadian dollars and, at times, a portion of our debt is denominated in Canadian dollars, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include forward exchange contracts and cross currency swaps. The forward exchange contracts qualify for hedge accounting as cash flow hedges and the cross currency swaps qualify for hedge accounting as fair value hedges, both in accordance with SFAS 133.

        At September 30, 2004, we had forward exchange contracts that allow us to exchange Canadian dollars for U.S. dollars, quarterly, at set exchange rates as detailed below:

	Canadian Dollars	US Dollars	Rate
	($ in millions)
2004	$5.0	$3.8	1.32 to 1
2005	$3.0	$2.3	1.33 to 1
2006	$2.0	$1.5	1.32 to 1

        In addition, at September 30, 2004, we also had cross currency swap contracts for an aggregate notional principal amount of $21.0 million, effectively converting this amount of our U.S. dollar denominated debt to $32.5 million of Canadian dollar debt (based on a Canadian dollar to U.S. dollar exchange rate of 1.55 to 1). The notional principal amount will reduce by $2.0 million U.S. in May 2005 and has a final maturity in May 2006 of $19.0 million U.S. At September 30, 2004, $6.2 million of our long-term debt was denominated in Canadian dollars ($7.8 million Canadian based on a Canadian dollar to U.S. dollar exchange rate of 1.26 to 1). All of these financial instruments are placed with what we believe to be large, creditworthy financial institutions.

Note 10—Commitments and Contingencies

Litigation

        Export License Matter.    In our gathering and marketing activities, we import and export crude oil from and to Canada. Exports of crude oil are subject to the short supply controls of the Export Administration Regulations ("EAR") and must be licensed by the Bureau of Industry and Security (the "BIS") of the U.S. Department of Commerce. In 2002, we determined that we may have exceeded the quantity of crude oil exports authorized by previous licenses. Export of crude oil in excess of the authorized amounts is a violation of the EAR. On October 18, 2002, we submitted to the BIS an initial notification of voluntary disclosure. The BIS subsequently informed us that we could continue to export while previous exports were under review. We applied for and have received a new license allowing for exports of volumes more than adequately reflecting our anticipated needs. We also conducted reviews of new and existing contracts and implemented new procedures and practices in order to monitor compliance with applicable laws regarding the export of crude oil to Canada. As a result, we subsequently submitted additional information to the BIS in October 2003 and May 2004. We have received a request from the BIS for additional information, which we are in the process of providing. At this time, we have received no indication whether the BIS intends to charge us with a violation of the EAR or, if so, what penalties would be assessed. As a result, we cannot estimate the ultimate impact of this matter.

        General.    We, in the ordinary course of business, are a claimant and/or a defendant in various legal proceedings. We do not believe that the outcome of these legal proceedings, individually or in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

Environmental

        We may experience future releases of crude oil into the environment from our pipeline and storage operations, or discover past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may substantially affect our business. At September 30, 2004, our reserve for environmental liabilities totaled approximately $21.4 million. Approximately $13.8 million of the reserve is related to liabilities assumed as part of the Link acquisition. Although we believe our reserve is adequate, no assurance can be given that any costs incurred in excess of this reserve would not have a material adverse effect on our financial condition, results of operations or cash flows.

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

Note 11—Operating Segments

        Our operations consist of two operating segments: (1) Pipeline Operations, which engage in interstate and intrastate crude oil pipeline transportation and certain related margin activities; and (2) Gathering, Marketing, Terminalling and Storage Operations, which engage in purchases and resales of crude oil and LPG at various points along the distribution chain and the operation of certain terminalling and storage assets. We believe that the combination of our terminalling and storage activities and gathering and marketing activities provides a counter-cyclical balance that has a stabilizing effect on our results of operations and cash flow. In a contango market (oil prices for future deliveries are higher than for current deliveries), we use our tankage to improve our gathering margins by storing crude oil we have purchased at lower prices in the current month for delivery at higher prices in future months. In a backwardated market (oil prices for future deliveries are lower than for current deliveries), we use and lease less storage capacity, but increased marketing margins (premiums for prompt delivery) provide an offset to this reduced cash flow.

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

	Pipeline	GMT&S	Total
	(in millions)
Three Months Ended September 30, 2004
Revenues:
External Customers	$192.3	$5,674.7	$5,867.0
Intersegment(1)	35.1	0.3	35.4

Total revenues of reportable segments	$227.4	$5,675.0	$5,902.4

Segment profit	$44.0	$27.3	$71.3

Non-cash SFAS 133 impact(2)	$—	$0.9	$0.9

Maintenance capital	$2.0	$1.0	$3.0

Three Months Ended September 30, 2003
Revenues:
External Customers	$148.3	$2,905.3	$3,053.6
Intersegment(1)	16.1	0.2	16.3

Total revenues of reportable segments	$164.4	$2,905.5	$3,069.9

Segment profit	$22.9	$9.6	$32.5

Non-cash SFAS 133 impact(2)	$—	$(2.9)	$(2.9)

Maintenance capital	$1.0	$0.3	$1.3

	Pipeline	GMT&S	Total
	(in millions)
Nine Months Ended September 30, 2004
Revenues:
External Customers	$556.5	$14,246.9	$14,803.4
Intersegment(1)	83.0	0.7	83.7

Total revenues of reportable segments	$639.5	$14,247.6	$14,887.1

Segment profit	$117.2	$68.9	$186.1

Total assets	$1,100.5	$2,005.5	$3,106.0

Non-cash SFAS 133 impact(2)	$—	$1.4	$1.4

Maintenance capital	$4.1	$2.0	$6.1

Nine Months Ended September 30, 2003
Revenues:
External Customers	$450.6	$8,594.1	$9,044.7
Intersegment(1)	38.5	0.7	39.2

Total revenues of reportable segments	$489.1	$8,594.8	$9,083.9

Segment profit	$67.2	$52.9	$120.1

Non-cash SFAS 133 impact(2)	$—	$(1.7)	$(1.7)

Maintenance capital	$4.8	$0.7	$5.5

(1)
Intersegment sales are conducted at arms length.

(2)
Amounts related to SFAS 133 are included in revenues and impact segment profit.

        The following table reconciles segment profit to consolidated income before cumulative effect of change in accounting principle:

	For the three months ended September 30,		For the nine months ended September 30,
	2004	2003	2004	2003
	(in millions)
Segment profit	$71.3	$32.5	$186.1	$120.1
Depreciation and amortization	(16.8)	(12.0)	(45.9)	(34.2)
Interest expense	(12.7)	(8.8)	(32.2)	(26.5)
Interest income and other, net	(0.1)	0.1	0.4	0.2

Income before cumulative effect of change in accounting principle	$41.7	$11.8	$108.4	$59.6

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

        The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical consolidated financial statements and accompanying notes. For more detailed information regarding the basis of presentation for the following financial information, see the "Notes to the Consolidated Financial Statements." Our discussion and analysis includes the following:

  •
  Executive Summary

  •
  Acquisition Activities

  •
  Results of Operations

  •
  Outlook

  •
  Liquidity and Capital Resources

Executive Summary

        Company Overview—Plains All American Pipeline, L.P. is a Delaware limited partnership (the "Partnership") formed in September of 1998. Our operations are conducted directly and indirectly through our operating subsidiaries, Plains Marketing, L.P., Plains Pipeline, L.P. (formerly known as All American Pipeline, L.P.) and Plains Marketing Canada, L.P. We are engaged in interstate and intrastate crude oil transportation, and crude oil gathering, marketing, terminalling and storage, as well as the marketing and storage of liquefied petroleum gas and other petroleum products. We refer to liquefied petroleum gas and other petroleum products collectively as "LPG." We own an extensive network of pipeline transportation, terminalling, storage and gathering assets in key oil producing basins and at major market hubs in the United States and Canada.

        We are one of the largest midstream crude oil companies in North America. As of September 30, 2004, we owned approximately 15,000 miles of crude oil pipelines, approximately 37 million barrels of terminalling and storage capacity and a full complement of truck transportation and injection assets. Currently, we handle an average of over 2.5 million barrels per day of physical crude oil through our extensive network of assets located in major oil producing regions of the United States and Canada. Our operations consist of two operating segments: (i) pipeline operations and (ii) gathering, marketing, terminalling and storage operations ("GMT&S"). Through our pipeline segment, we engage in interstate and intrastate crude oil pipeline transportation and certain related margin activities. Through our GMT&S segment, we engage in purchases and resales of crude oil and LPG at various points along the distribution chain and we operate certain terminalling and storage assets.

        Third Quarter 2004 Operating Results Overview—During the third quarter of 2004, we recognized net income of $41.7 million and earnings per limited partner unit of $0.59, both of which were substantial increases over the results of the third quarter of 2003. The primary drivers of the increase in current quarter results over the third quarter of 2003 were:

  •
  The contribution in the current quarter of acquisitions completed during the fourth quarter of 2003 and the first half of 2004.

  •
  The inclusion in the third quarter of 2003 of an aggregate charge of approximately $7.4 million related to our Long-Term Incentive Plan ("LTIP") and no charge in the third quarter of 2004.

  •
  A non-cash gain of approximately $0.9 million in the third quarter of 2004 as compared to a non-cash loss of approximately $2.9 million in the third quarter of 2003 resulting from the mark-to-market of open derivative instruments pursuant to Statement of Financial Accounting Standard No. 133, as amended (SFAS 133).

  •
  A foreign exchange gain of approximately $2.9 million related to the impact of changes in the Canadian dollar to U.S. dollar exchange rate on a net U.S. dollar denominated liability in our Canadian subsidiary. This is primarily attributable to our LPG business, a substantial amount of which is transacted in US Dollars.

        In addition, during the third quarter of 2004 we completed two transactions that impacted our capital structure. We completed a public offering of 4,968,000 common units for $33.25 per unit resulting in net proceeds of approximately $160.9 million and we sold $175 million of 4.75% senior notes due 2009 and $175 million of 5.88% senior notes due 2016.

Acquisition Activities

        We completed several acquisitions during 2004 and 2003 that have impacted the results of operations and liquidity discussed herein. The following acquisitions were accounted for, and the purchase prices were allocated, in accordance with SFAS 141 "Business Combinations." Our ongoing acquisition activity is discussed further in "Outlook" below.

        In the first nine months of 2004, we completed several acquisitions for aggregate consideration of approximately $544.1 million. The aggregate consideration includes cash paid, estimated transaction costs and assumed liabilities and net working capital items. The following table summarizes our 2004 acquisitions:

Acquisition	Effective Date	Acquisition Price	Operating Segment
		(in millions)
Capline and Capwood Pipeline Systems	03/01/04	$158.5	Pipeline
Link Energy LLC	04/01/04	332.1	Pipeline/GMT&S
Cal Ven Pipeline System	05/01/04	19.0	Pipeline
Schaefferstown Propane Storage Facility	08/25/04	32.0	GMT&S
Other(1)		2.5

Total 2004 Acquisitions through September 30, 2004		$544.1

(1)
Includes acquisitions that had an immaterial impact on results of operations for the period.

        See Note 2 "Acquisitions and Dispositions" in our "Notes to the Consolidated Financial Statements" for more detail on each of the above transactions.

  2003 Acquisitions

        During 2003, we completed ten acquisitions for aggregate consideration of approximately $159.5 million. The aggregate consideration includes cash paid, estimated transaction costs, assumed liabilities and estimated near-term capital costs. The acquisitions were initially financed with borrowings under our credit facilities, which were subsequently repaid with a portion of the proceeds from our equity issuances and the issuance of senior notes. The businesses acquired during 2003 impacted our results of operations subsequent to the effective date of each acquisition as indicated below. These acquisitions included mainline crude oil pipelines, crude oil gathering lines, terminal and storage facilities, and an underground LPG storage facility. With the exception of $0.5 million that was allocated to goodwill and other intangible assets and $4.7 million associated with crude oil linefill and working inventory, the remaining aggregate purchase price was allocated to property and equipment. The following table details our 2003 acquisitions:

Acquisition	Effective Date	Acquisition Price	Operating Segment
		(in millions)
Red River Pipeline System	02/01/03	$19.4	Pipeline
Iatan Gathering System	03/01/03	24.3	Pipeline
Mesa Pipeline System(1)	05/05/03	2.9	Pipeline
South Louisiana Assets(2)	06/01/03	13.4	Pipeline/GMT&S
Alto Storage Facility	06/01/03	8.5	GMT&S
Iraan to Midland Pipeline System	06/30/03	17.6	Pipeline
ArkLaTex Pipeline System	10/01/03	21.3	Pipeline/GMT&S
South Saskatchewan Pipeline System	11/01/03	47.7	Pipeline
Atchafalaya Pipeline System(3)	12/01/03	4.4	Pipeline

Total 2003 Acquisitions		$159.5

(1)
Consists of an 8.8% undivided interest.

(2)
Includes a 33.3% interest in Atchafalaya Pipeline L.L.C. as well as other assets.

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

        We evaluate segment performance based on segment profit and maintenance capital. We define segment profit as revenues less (i) purchases, (ii) field operating costs and (iii) segment general and administrative ("G&A") expenses. Each of the items above excludes depreciation and amortization. As a master limited partnership, we make quarterly distributions of our "Available Cash" (as defined in our Partnership Agreement) to our unitholders. Therefore, we look at each period's earnings before non-cash depreciation and amortization as an important measure of segment performance. The exclusion of depreciation and amortization expense could be viewed as limiting the usefulness of segment profit as a performance measure because it does not account in current periods for the implied reduction in value of our capital assets, such as crude oil pipelines and facilities, caused by aging and wear and tear. Management compensates for this limitation by recognizing that depreciation and amortization are largely offset by repair and maintenance costs, which we believe significantly mitigate the decline in the actual value of our principal fixed assets. These maintenance costs are a component of field operating costs included in segment profit or in maintenance capital, depending on the nature of the cost. Maintenance capital consists of capital expenditures required either to maintain the existing operating capacity of partially or fully depreciated assets or to extend their useful lives. Capital expenditures made to expand our existing capacity, whether through construction or acquisition, are not considered maintenance capital expenditures. Repair and maintenance expenditures associated with existing assets that do not extend the useful life or expand the operating capacity are charged to expense as incurred. See Note 11 "Operating Segments" in the "Notes to the Consolidated Financial

Statements" for a reconciliation of segment profit to consolidated income before cumulative effect of change in accounting principle.

  Three Months Ended September 30, 2004 and 2003

	Pipeline	GMT&S
	(in millions)
Three Months Ended September 30, 2004(1)
Revenues	$227.4	$5,675.0
Purchases	(138.8)	(5,611.6)
Field operating costs	(33.6)	(27.6)
Segment G&A expenses(2)	(11.0)	(8.5)

Segment profit	$44.0	$27.3

Noncash SFAS 133 impact(3)	$—	$0.9

Maintenance capital	$2.0	$1.0

Three Months Ended September 30, 2003(1)
Revenues	$164.4	$2,905.5
Purchases	(119.3)	(2,865.3)
Field operating costs (excluding LTIP charge)	(14.6)	(18.6)
LTIP charge—operations	(0.4)	(1.0)
Segment G&A expenses (excluding LTIP charge)(2)	(4.6)	(7.6)
LTIP charge—general and administrative	(2.6)	(3.4)

Segment profit	$22.9	$9.6

Noncash SFAS 133 impact(3)	$—	$(2.9)

Maintenance capital	$1.0	$0.3

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

Pipeline Operations

        As of September 30, 2004, we owned approximately 15,000 miles of gathering and mainline crude oil pipelines located throughout the United States and Canada. Our activities from pipeline operations generally consist of transporting volumes of crude oil for a fee and third-party leases of pipeline capacity (collectively referred to as "tariff activities"), as well as barrel exchanges and buy/sell arrangements (collectively referred to as "pipeline margin activities"). In connection with certain of our merchant activities conducted under our gathering and marketing business, we are also shippers on certain of our own pipelines. These transactions are conducted at published tariff rates and eliminated in consolidation. Tariffs and other fees on our pipeline systems vary by receipt point and delivery point. The segment profit generated by our tariff and other fee-related activities depends on the volumes transported on the pipeline and the level of the tariff and other fees charged as well as the fixed and variable field costs of operating the pipeline. Segment profit from our pipeline capacity leases, barrel exchanges and buy/sell arrangements generally reflect a negotiated amount.

        The following table sets forth our operating results from our Pipeline Operations segment for the periods indicated:

	Three months ended September 30,
	2004	2003
Operating Results(1) (in millions)
Revenues
Tariff activities	$84.4	$40.4
Pipeline margin activities	143.0	124.0

Total pipeline operations revenues	227.4	164.4
Costs and Expenses
Pipeline margin activities purchases	(138.8)	(119.3)
Field operating costs (excluding LTIP charge)	(33.6)	(14.6)
LTIP charge—operations	—	(0.4)
Segment G&A expenses (excluding LTIP charge)(2)	(11.0)	(4.6)
LTIP charge—general and administrative	—	(2.6)

Segment profit	$44.0	$22.9

Maintenance capital	$2.0	$1.0

Average Daily Volumes (thousands of barrels per day)(3)
Tariff activities
All American	52	59
Basin	279	301
Link acquisition	373	N/A
Capline	122	N/A
Other domestic	436	328
Canada	273	210

Total tariff activities	1,535	898
Pipeline margin activities	72	77

Total	1,607	975

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

        Total revenues from our pipeline operations were approximately $227.4 million and $164.4 million for the three months ended September 30, 2004 and 2003, respectively. An increase in revenues from tariff activities accounted for $44.0 million of the increase (see discussion below). Additionally, revenues from our margin activities increased by approximately $19.0 million in the third quarter of 2004. This increase was related to higher average prices for crude oil sold and transported on our San Joaquin Valley ("SJV") gathering system in the 2004 period as compared to the 2003 period, partially offset by lower buy/sell volumes. Because the barrels that we buy and sell are generally indexed to the same pricing indices, revenues and purchases will increase and decrease with changes in market prices without significant changes to our margins related to those purchases and sales.

        Segment profit, our primary measure of segment performance, was approximately $44.0 million in the third quarter of 2004, or almost double the $22.9 million reported for the quarter ended

September 30, 2003. The primary drivers impacting the 2004 period as compared to the 2003 period are:

  •
  Increased volumes and related tariff revenues—The increase in volumes and related tariff revenues is primarily related to the Link acquisition and other acquisitions completed during 2004 and late 2003.

  •
  Higher realized prices on our loss allowance oil—Higher crude oil prices in the third quarter of 2004 as compared to the third quarter of 2003 have resulted in increased revenues related to loss allowance oil.

  •
  Increased field operating costs—Our continued growth, primarily from the Link acquisition and other acquisitions completed during 2004 and late 2003 is the principal driver of the increase in field operating costs of $18.6 million to $33.6 million for the third quarter of 2004. The increased costs are primarily in payroll and benefits and utilities. In addition, costs related to our pipeline integrity management program have increased in 2004.

  •
  Increased segment G&A expenses—Segment G&A expenses have increased approximately $3.8 million to $11.0 million in the third quarter of 2004 from the third quarter of 2003. The increase in the current quarter is primarily related to the Link acquisition coupled with the percentage of indirect costs allocated to the pipeline operations segment continuing to increase in the 2004 period as our pipeline operations have grown. G&A costs have also increased because of increased headcount from our continued growth and higher costs related to Sarbanes-Oxley requirements. These items were partially offset by the inclusion of an LTIP charge of approximately $2.6 million in the 2003 period.

        As discussed above, the increase in pipeline operations segment profit is largely related to our acquisition activities. We have completed a number of acquisitions during 2004 and 2003 that have impacted the results of operations herein. The following presentation helps summarizes the impact of recent acquisitions on volumes and revenues related to our tariff activities.

	Three months ended September 30,
	2004		2003
	Volumes	Revenues	Volumes	Revenues
	(volume in thousands of barrels per day and revenues in millions)
Tariff activities(1)(2)
2004 Acquisitions	619	$36.2	—	—
2003 Acquisitions	171	10.3	108	4.1
All other pipeline systems	745	37.9	790	36.3

Total tariff activities	1,535	$84.4	898	$40.4

(1)
Revenues include intersegment amounts.

(2)
Volumes associated with acquisitions represent total volumes transported for the number of days we actually owned the assets divided by the number of days in the period.

        Average daily volumes from our tariff activities increased 71% to approximately 1.5 million barrels per day and revenues from our tariff activities increased almost 100% to $84.4 million. The increase in the third quarter of 2004 is predominately related to (i) the inclusion of 373 thousand barrels per day and $26.5 million of revenues from the pipelines acquired in the Link acquisition and (ii) 246 thousand barrels per day and $9.7 million of revenues from other businesses acquired in 2004. Volumes from pipeline systems acquired in 2003 have increased to 171 thousand barrels per day from 108 thousand barrels per day, while related revenues increased to $10.3 million from $4.1 million. The increase is primarily the result of the inclusion in the third quarter of 2004 of several pipeline systems that were acquired during or after the third quarter of 2003 (See "Acquisitions") coupled with higher realized prices on our loss allowance oil. Volumes and revenues from all other pipeline systems were relatively flat between years.

Gathering, Marketing, Terminalling and Storage Operations

        As of September 30, 2004, we owned approximately 37 million barrels of above-ground crude oil terminalling and storage facilities, including a crude oil terminalling and storage facility at Cushing, Oklahoma. Cushing, which we refer to as the Cushing Interchange, is one of the largest crude oil market hubs in the United States and the designated delivery point for New York Mercantile Exchange, or NYMEX, crude oil futures contracts. Terminals are facilities where crude oil is transferred to or from storage or a transportation system, such as a pipeline, to another transportation system, such as trucks or another pipeline. The operation of these facilities is called "terminalling." Approximately 13.6 million barrels of our 37 million barrels of tankage is used primarily in our GMT&S Operations segment and the balance is used in our Pipeline Operations segment. On a stand-alone basis, segment profit from terminalling and storage activities is dependent on the throughput of volumes, the volume of crude oil stored and the level of fees generated from our terminalling and storage services. Our terminalling and storage activities are integrated with our gathering and marketing activities and the level of tankage that we allocate for our arbitrage activities (and therefore not available for lease to third parties) varies throughout crude oil price cycles. This integration enables us to use our storage tanks in an effort to counter-cyclically balance and hedge our gathering and marketing activities. In a contango market (when oil prices for future deliveries are higher than for current deliveries), we use our tankage to improve our gathering margins by storing crude oil we have purchased at lower prices in the current month for delivery at higher prices in future months. In a backwardated market (when oil prices for future deliveries are lower than for current deliveries), we use and lease less storage capacity, but increased marketing margins (premiums for prompt delivery) provide an offset to this reduced cash flow. We believe that this combination of our terminalling and storage activities and gathering and marketing activities provides a counter-cyclical balance that has a stabilizing effect on our results of operations and cash flows.

        Our revenues from gathering and marketing activities reflect the sale of gathered and bulk-purchased crude oil and LPG volumes, plus the sale of additional barrels exchanged through buy/sell arrangements entered into to supplement the margins of the gathered and bulk-purchased volumes. Because the commodities that we buy and sell are generally indexed to the same pricing indices for both the purchase and the sale, revenues and costs related to purchases will increase and decrease with changes in market prices. However, the margins related to those purchases and sales will not necessarily have corresponding increases and decreases. For example, our revenues increased approximately 95% in the third quarter of 2004 compared to the third quarter of 2003, while our segment profit increased almost 200% in the same period.

        Revenues from our GMT&S operations were approximately $5.7 billion and $2.9 billion for the quarters ended September 30, 2004 and 2003, respectively. Revenues and costs related to purchases for the 2004 period were impacted by higher average prices and higher volumes as compared to the 2003 period. Approximately 65% of the increase in revenues resulted from higher average prices in the 2004 period and the remainder was attributable to increased sales volumes. The average NYMEX price for crude oil was $43.79 per barrel and $30.26 per barrel for the quarter ended September 30, 2004 and 2003, respectively.

        Generally, we expect our segment profit to increase or decrease directionally with increases or decreases in lease gathered volumes and LPG sales volumes. Although we believe that the combination of our lease gathering business and our storage assets provides a counter-cyclical balance that provides stability in our margins, these margins are not fixed and may vary from period to period. In order to evaluate the performance of this segment, management focuses on the following metrics: (i) segment profit (ii) crude oil lease gathered volumes and LPG sales volumes and (iii) segment profit per barrel calculated on these volumes. The following table sets forth our operating results from our GMT&S Operations segment for the comparative periods indicated:

	Three months ended September 30,
	2004	2003
Operating Results(1) (in millions)
Revenues	$5,675.0	$2,905.5
Purchases and related costs	(5,611.6)	(2,865.3)
Field operating costs (excluding LTIP charge)	(27.6)	(18.6)
LTIP charge—operations	—	(1.0)
Segment G&A expenses (excluding LTIP charge)(2)	(8.5)	(7.6)
LTIP charge—general and administrative	—	(3.4)

Segment profit	$27.3	$9.6

Noncash SFAS 133 impact(3)	$0.9	$(2.9)

Maintenance capital	$1.0	$0.3

Average Daily Volumes (thousands of barrels per day)(4)
Crude oil lease gathering	625	429
Crude oil bulk purchases	159	96

Total	784	525

LPG sales(5)	38	29

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

(5)
Prior period volume amounts have been adjusted for consistency of comparison between years. LPG sales reflect only third party volumes.

        Segment profit increased almost 200% to $27.3 million for the third quarter of 2004 as compared to the third quarter of 2003. The primary drivers for the increase in the current year were:

  •
  Increased crude oil lease gathered volumes and LPG sales volumes—The crude oil volumes gathered from producers, using our assets or third-party assets, has increased by approximately 46% to 625,000 barrels per day for the third quarter of 2004. The increase is primarily related to the Link acquisition, which has offset natural production declines. In addition, we marketed 38,000 barrels per day of LPG during the third quarter of 2004 compared to 29,000 barrels per day in the third quarter of 2003.

  •
  Favorable market conditions—During the third quarter of 2004, market conditions were favorable as the market was volatile and shifted from contango to relatively strong backwardation. The NYMEX benchmark price of crude ranged from $36.69 to $50.20 during the quarter. This volatile market allowed us to optimize and enhance the margins of both our gathering and marketing assets and our terminalling and storage assets at different times during the quarter. The market conditions in the third quarter of 2003 were also favorable as there was relatively high volatility and strong backwardation throughout the quarter. During the third quarter of 2003, the NYMEX benchmark price of crude ranged from $26.65 to $32.85.

  •
  Increased tankage used in our GMT&S Operations—The positive impact of the favorable market conditions discussed above were further enhanced by the increase in the amount of tankage used in our GMT&S Operations to 13.6 million barrels in the third quarter of 2004 as compared to 11.0 million barrels in the third quarter of 2003.

  •
  Change in impact of the SFAS 133 mark-to-market adjustment—The third quarter of 2004 included a non-cash gain of approximately $0.9 million resulting from the mark-to-market of open derivative instruments pursuant to SFAS 133, while the third quarter of 2003 included a non-cash loss of approximately $2.9 million.

  •
  Impact of change in Canadian dollar to U.S. dollar exchange rate—The third quarter of 2004 includes a foreign exchange gain of $2.9 million. The gain is related to the impact of changes in the Canadian dollar to U.S. dollar exchange rate on a net U.S. dollar denominated liability in our Canadian subsidiary. This is primarily attributable to our LPG business, a substantial amount of which is transacted in US Dollars.

  •
  Increased field operating costs—Field operating costs increased to approximately $27.6 million in the current period from $19.6 million in the 2003 period primarily related to the Link acquisition. This increase was partially offset by the $1 million charge related to our LTIP in the third quarter of 2003.

  •
  Decreased segment G&A expenses—G&A expense was approximately $2.5 million higher in the third quarter of 2003 than in the current quarter due to the $3.4 million charge related to our LTIP in the third quarter of 2003. Excluding that charge, G&A expenses increased approximately $0.9 million in the current quarter. The increase related to increased headcount resulting from continued growth and higher costs related to Sarbanes-Oxley requirements was partially offset by a decrease in the percentage of indirect costs allocated to the GMT&S operations segment as the growth in our pipeline operations segment has outpaced growth in our GMT&S operations segment.

        The impact of the items discussed above resulted in segment profit per barrel (calculated based on our lease gathered crude oil and LPG barrels) of $0.46 per barrel for the quarter ended September 30, 2004, compared to $0.23 for the quarter ended September 30, 2003.

Other Expenses

  Depreciation and Amortization

        Depreciation and amortization expense was $16.8 million for the three months ended September 30, 2004, compared to $12.0 million for the three months ended September 30, 2003. The increase relates primarily to the assets from our 2004 acquisitions and our various 2003 acquisitions being included for the full quarter in 2004 versus only a part or none of the quarter in 2003. Additionally, several capital projects were completed during mid-to-late 2003 that were not included in third quarter 2003 depreciation expense. Amortization of debt issue costs was $0.7 million and $1.0 million in the third quarter of 2004 and 2003, respectively.

  Interest Expense

        The amount of interest expense we recognize is primarily impacted by our average debt balances, the level and maturity of fixed rate debt and interest rates associated therewith, market interest rates and our interest rate hedging activities on floating rate debt. During the third quarter of 2004, our average debt balance was approximately $899 million. This balance consisted of fixed rate senior notes averaging $640 million and borrowings under our revolving credit facilities averaging $259 million. During the comparable 2003 period, our average debt balance was approximately $532 million and consisted of fixed rate senior notes with a face amount of $200 million and borrowings under our revolving credit facilities of $332 million. The higher average debt balance in the 2004 period was primarily related to the portion of our acquisitions that were not refinanced with equity. Our financial growth strategy is to fund our acquisitions using a balance of debt and equity.

        During the fourth quarter of 2003, we refinanced our senior secured credit facilities with new senior unsecured credit facilities, issued $250 million of ten year senior unsecured notes and terminated interest rate hedging instruments with notional amounts totaling $150 million. The termination of these instruments was made in connection with the issuance of the ten-year notes. During the third quarter of 2004, we issued $175 million of five year senior unsecured notes and $175 million of twelve year senior unsecured notes. The net result of the changes to our debt structure and our interest rate hedging instruments was an increase in the average amount of fixed rate debt outstanding in the third quarter of 2004 to approximately 72% as compared to approximately 38% in the third quarter of 2003. The refinancing of our credit facilities in the fourth quarter 2003 reduced the interest rate by approximately 100 basis points compared to the senior secured facility. In addition, during these two periods the average three-month LIBOR rate rose to 1.8% in 2004 from 1.1% in 2003.

        The net impact of the items discussed above was an increase in interest expense in the third quarter of 2004 of approximately $3.9 million to a total of $12.7 million. The higher average debt balance in the 2004 period resulted in additional interest expense of approximately $4.9 million, while at the same time our commitment and other fees decreased by approximately $0.2 million. Our weighted average interest rate, excluding commitment and other fees, was approximately 5.3% for the 2004 period compared to 5.9% for the 2003 period. The lower weighted average rate decreased interest expense by approximately $0.8 million in the third quarter of 2004 compared to the third quarter of 2003.

  Other

        During the third quarter of 2004, we completed (i) the issuance of 4,968,000 common units and (ii) the issuance of an aggregate of $350 million of senior secured notes. We used the proceeds from these issuances to, among other things, repay amounts outstanding under our revolving credit facilities, including all amounts outstanding under the $200 million, 364-day facility we used to fund the Link acquisition. The repayment and termination of this facility resulted in a non-cash charge of approximately $0.7 million associated with the write-off of unamortized debt issue costs.

  Nine Months Ended September 30, 2004 and 2003

        For the nine months ended September 30, 2004, we reported consolidated net income of $105.3 million on total revenues of $14.8 billion compared to net income for the same period in 2003 of $59.6 million on total revenues of $9.0 billion. The following table reflects our results of operations and maintenance capital for each segment (note that each of the items in the following table excludes depreciation and amortization):

	Pipeline	GMT&S
	(in millions)
Nine Months Ended September 30, 2004(1)
Revenues	$639.5	$14,247.6
Purchases	(408.4)	(14,075.8)
Field operating costs (excluding LTIP charge)	(84.8)	(73.3)
LTIP charge—operations	(0.1)	(0.4)
Segment G&A expenses (excluding LTIP charge)(2)	(27.3)	(27.2)
LTIP charge—general and administrative	(1.7)	(2.0)

Segment profit	$117.2	$68.9

Noncash SFAS 133 impact(3)	$—	$1.4

Maintenance capital	$4.1	$2.0

Nine Months Ended September 30, 2003(1)
Revenues	$489.1	$8,594.8
Purchases	(362.9)	(8,457.2)
Field operating costs (excluding LTIP charge)	(42.3)	(56.6)
LTIP charge—operations	(0.4)	(1.0)
Segment G&A expenses (excluding LTIP charge)(2)	(13.7)	(23.7)
LTIP charge—general and administrative	(2.6)	(3.4)

Segment profit	$67.2	$52.9

Noncash SFAS 133 impact(3)	$—	$(1.7)

Maintenance capital	$4.8	$0.7

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

Pipeline Operations

        The following table sets forth our operating results from our Pipeline Operations segment for the periods indicated:

	Nine months ended September 30,
	2004	2003
Operating Results(1) (in millions)
Revenues
Tariff activities	$215.3	$112.4
Pipeline margin activities	424.2	376.7

Total pipeline operations revenues	639.5	489.1
Costs and Expenses
Pipeline margin activities purchases	(408.4)	(362.9)
Field operating costs (excluding LTIP charge)	(84.8)	(42.3)
LTIP charge—operations	(0.1)	(0.4)
Segment G&A expenses (excluding LTIP charge)(2)	(27.3)	(13.7)
LTIP charge—general and administrative	(1.7)	(2.6)

Segment profit	$117.2	$67.2

Maintenance capital	$4.1	$4.8

Average Daily Volumes (thousands of barrels per day)(3)
Tariff activities
All American	55	60
Basin	275	264
Link acquisition	248	N/A
Capline	115	N/A
Other domestic	420	283
Canada	257	191

Total tariff activities	1,370	798
Pipeline margin activities	72	80

Total	1,442	878

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

        Total revenues from our pipeline operations were approximately $639.5 million and $489.1 million for the nine months ended September 30, 2004 and 2003, respectively. An increase in revenues from tariff activities accounted for $102.9 million of the increase (see discussion below). Additionally, revenues from our margin activities increased by approximately $47.5 million in the 2004 period. This increase was related to higher average prices for crude oil sold and transported on our SJV gathering system in the 2004 period as compared to the 2003 period, partially offset by lower buy/sell volumes. As mentioned above, because the barrels that we buy and sell are generally indexed to the same pricing indices, revenues and purchases will increase and decrease with changes in market prices without significant changes to our margins related to those purchases and sales. Volumes transported on the SJV system have decreased from the 2003 period. This is primarily related to (i) the first quarter of

2003 including additional shipments that typically move on other pipelines and (ii) the use by refineries of foreign crude oil instead of crude oil transported on the SJV system.

        Segment profit, our primary measure of segment performance, increased approximately 74% to $117.2 million for the nine months ended September 30, 2004 as compared to the 2003 period. The primary drivers impacting the 2004 period as compared to the 2003 period are:

  •
  Increased volumes and related tariff revenues—The increase in volumes and related tariff revenues is primarily related to the Link acquisition and other acquisitions completed during 2004 and late 2003.

  •
  Higher realized prices on our loss allowance oil—Higher crude oil prices during 2004 as compared to 2003 have resulted in increased revenues related to loss allowance oil.

  •
  Increased field operating costs—Our continued growth, primarily from the Link acquisition and other acquisitions completed during 2004 and late 2003 is the principal driver of the increase in field operating costs of $42.2 million to $84.9 million for the third quarter of 2004. The increased costs are primarily in payroll and benefits and utilities. In addition, costs related to our pipeline integrity management program have increased in 2004.

  •
  Increased segment G&A expenses—Segment G&A expenses have increased approximately $12.7 million to $29.0 million in the third quarter of 2004 from the third quarter of 2003. The increase in the current quarter is primarily related to the Link acquisition coupled with the percentage of indirect costs allocated to the pipeline operations segment continuing to increase in the 2004 period as our pipeline operations have grown. G&A costs have also increased because of increased headcount from our continued growth and higher costs related to Sarbanes-Oxley requirements. These items were partially offset by the inclusion of an LTIP charge of approximately $2.6 million in the 2003 period.

        As discussed above, the increase in pipeline operations segment profit is largely related to our acquisition activities. We have completed a number of acquisitions during 2004 and 2003 that have impacted the results of operations herein. The following presentation helps summarizes the impact of recent acquisitions on volumes and revenues related to our tariff activities.

	Nine months ended September 30,
	2004		2003
	Volumes	Revenues	Volumes	Revenues
	(volume in thousands of barrels per day and revenues in millions)
Tariff activities(1)(2)
2004 Acquisitions	471	$77.7	—	—
2003 Acquisitions	168	27.7	58	8.0
All other pipeline systems	731	109.9	740	104.4

Total tariff activities	1,370	$215.3	798	$112.4

(1)
Revenues include intersegment amounts.

(2)
Volumes associated with acquisitions represent total volumes transported for the number of days we actually owned the assets divided by the number of days in the period.

        Average daily volumes from our tariff activities increased 72% to approximately 1.4 million barrels per day and revenues from our tariff activities increased 92% to $215.3 million. The increase in the third quarter of 2004 is predominately related to (i) the inclusion of an average of 248 thousand barrels per day and $52.7 million of revenues from the pipelines acquired in the Link acquisition and (ii) 223 thousand barrels per day and $25.0 million of revenues from other businesses acquired in 2004.

Volumes from pipeline systems acquired in 2003 have increased to an average of 168 thousand barrels per day from an average of 58 thousand barrels per day, while related revenues increased to $27.7 million from $8.0 million. The increase is primarily the result of the inclusion of several pipeline systems in the 2004 period that were acquired during or after 2003 (See "Acquisitions") coupled with higher realized prices on our loss allowance oil. Volumes and revenues from all other pipeline systems were relatively flat between years.

Gathering, Marketing, Terminalling and Storage Operations

        The following table sets forth our operating results from our GMT&S Operations segment for the comparative periods indicated:

	Nine months ended September 30,
	2004	2003
Operating Results(1) (in millions)
Revenues	$14,247.6	$8,594.8
Purchases and related costs	(14,075.8)	(8,457.2)
Field operating costs (excluding LTIP charge)	(73.3)	(56.6)
LTIP charge—operations	(0.4)	(1.0)
Segment G&A expenses (excluding LTIP charge)(2)	(27.2)	(23.7)
LTIP charge—general and administrative	(2.0)	(3.4)

Segment profit	$68.9	$52.9

Noncash SFAS 133 impact(3)	$1.4	$(1.7)

Maintenance capital	$2.0	$0.7

Average Daily Volumes (thousands of barrels per day)(4)
Crude oil lease gathering	576	430
Crude oil bulk purchases	143	84

Total	719	514

LPG sales(5)	39	31

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

        As discussed above, because the commodities that we buy and sell are generally indexed to the same pricing indices for both the purchase and the sale, revenues and costs related to purchases will increase and decrease with changes in market prices. However, the margins related to those purchases and sales will not necessarily have corresponding increases and decreases. Our revenues increased approximately 66% in the first nine months of 2004 compared to the first nine months of 2003, while our segment profit increased approximately 30% in the same period. Revenues from our GMT&S operations were approximately $14.2 billion and $8.6 billion for the nine months ended September 30, 2004 and 2003, respectively. Revenues and costs related to purchases for the 2004 period were impacted by higher average prices and higher volumes as compared to the 2003 period. Approximately

52% of the increase in revenues resulted from higher average prices in the 2004 period and the remainder was attributable to increased sales volumes. The average NYMEX price for crude oil was $39.09 per barrel and $31.03 per barrel for the nine months ended September 30, 2004 and 2003, respectively.

        Generally, we expect our segment profit to increase or decrease directionally with increases or decreases in lease gathered volumes and LPG sales volumes. Although we believe that the combination of our lease gathering business and our storage assets provides a counter-cyclical balance that provides stability in our margins, these margins are not fixed and may vary from period to period. In order to evaluate the performance of this segment, management focuses on the following metrics: (i) segment profit (ii) crude oil lease gathered volumes and LPG sales volumes and (iii) segment profit per barrel calculated on these volumes.

        Segment profit increased approximately 30% to $68.9 million for the first nine months of 2004 as compared to the first nine months of 2003. The primary drivers for the increase in the current year were:

  •
  Increased crude oil lease gathered volumes and LPG sales volumes—The crude oil volumes gathered from producers, using our assets or third-party assets, has increased by approximately 34% to 576,000 barrels per day for the first nine months of 2004. The increase is primarily related to the Link acquisition, which has offset natural production declines. In addition, we marketed 39,000 barrels per day of LPG during the current period compared to 31,000 barrels per day in 2003.

  •
  Favorable market conditions—During the first nine months of 2004, market conditions were favorable as the market was relatively volatile, with periods of strong backwardation as well as a short-lived contango structure. The NYMEX benchmark price of crude ranged from $32.20 to $50.20 during the period. This volatile market allowed us to optimize and enhance the margins of both our gathering and marketing assets and our terminalling and storage assets at different times during the period. The market conditions in the first nine months of 2003 were also favorable as there was relatively high volatility and strong backwardation throughout the period. During the first nine months of 2003, the NYMEX benchmark price of crude ranged from $25.04 to $39.99.

  •
  Change in impact from the SFAS 133 mark-to-market adjustment—The first nine months of 2004 included a non-cash gain of approximately $1.4 million resulting from the mark-to-market of open derivative instruments pursuant to SFAS 133, while the first nine months of 2003 included a non-cash loss of approximately $1.7 million.

  •
  Impact of change in Canadian dollar to U.S. dollar exchange rate—The 2004 period includes a foreign exchange gain of $3.4 million. The gain is related to the impact of changes in the Canadian dollar to U.S. dollar exchange rate on a net U.S. dollar denominated liability in our Canadian subsidiary. This is primarily attributable to our LPG business, a substantial amount of which is transacted in US Dollars.

  •
  Increased field operating costs—Field operating costs increased to approximately $73.7 million in the current period from $57.6 million in the 2003 period primarily related to the Link acquisition. This increase was partially offset by the $1 million charge related to our LTIP in the 2003 period compared to $0.4 million in the 2004 period.

  •
  Increased segment G&A expenses—G&A expense was approximately $2.1 million higher in the 2004 period than in the 2003 period. The increase is primarily related to increased headcount resulting from continued growth and higher costs related to Sarbanes-Oxley requirements partially offset by a decrease in the percentage of indirect costs allocated to the GMT&S operations segment as the growth in our pipeline operations segment has outpaced growth in our GMT&S operations segment. The increase is partially offset by the $3.4 million charge related to our LTIP in the 2003 period compared to $2.0 million in the 2004 period.

        The impact of the items discussed above resulted in segment profit per barrel (calculated based on our lease gathered crude oil and LPG barrels) of $0.41 per barrel for the nine months ended September 30, 2004, compared to $0.42 for the nine months ended September 30, 2003.

Other Expenses

  Depreciation and Amortization

        Depreciation and amortization expense was $45.9 million for the nine months ended September 30, 2004, compared to $34.2 million for the nine months ended September 30, 2003. The increase relates primarily to the assets from our 2004 acquisitions and our various 2003 acquisitions being included for the full nine months in 2004 versus only a part or none of the nine months in 2003. Additionally, several capital projects were completed during late 2003 that were not included in the first nine months of 2003 depreciation expense. Amortization of debt issue costs was $1.9 million and $3.0 million in the first nine months of 2004 and 2003, respectively.

  Interest Expense

        During the first nine months of 2004, our average debt balance was approximately $719 million. This balance consisted of fixed rate senior notes averaging $514 million and borrowings under our revolving credit facilities averaging $205 million. During the comparable 2003 period, our average debt balance was approximately $525 million and consisted of fixed rate senior notes with a face amount of $200 million and borrowings under our revolving credit facilities of $325 million. The higher average debt balance in the 2004 period was primarily related to the portion of our acquisitions that were not refinanced with equity. Our financial growth strategy is to fund our acquisitions using a balance of debt and equity.

        The changes to our debt structure and our interest rate hedging instruments mentioned above resulted in an increase in the average amount of fixed rate debt outstanding in the first nine months of 2004 to approximately 72% as compared to approximately 38% in the first nine months of 2003. In addition, during these two periods the average three-month LIBOR rate rose to 1.4% in 2004 from 1.1% in 2003.

        The net impact of the items discussed above was an increase in interest expense for the nine months ended 2004 of approximately $5.7 million to a total of $32.2 million. The higher average debt balance in the 2004 period resulted in additional interest expense of approximately $8.3 million, while at the same time our commitment and other fees decreased by approximately $1.6 million. Our weighted average interest rate, excluding commitment and other fees, was approximately 5.7% for the nine months ended 2004 compared to 6.0% for the nine months ended 2003. The lower weighted average rate decreased interest expense by approximately $1.0 million during the nine months ended 2004 compared to the nine months ended 2003.

Other

        During the third quarter of 2004, we completed (i) the issuance of 4,968,000 common units and (ii) the issuance of an aggregate of $350 million of senior secured notes. We used the proceeds from these issuances to, among other things, repay amounts outstanding under our revolving credit facilities, including all amounts outstanding under the $200 million, 364-day facility we used to fund the Link acquisition. The repayment and termination of this facility resulted in a non-cash charge of approximately $0.7 million associated with the write-off of unamortized debt issue costs.

Outlook

        This "Outlook" section and the section captioned "Forward Looking Statements and Associated Risks" identify certain matters of risk and uncertainty that may affect our financial performance and results of operations in the future.

        Ongoing Acquisition Activities.    Consistent with our business strategy, we are continuously engaged in discussions with potential sellers regarding the possible purchase by us of transportation, gathering, terminalling or storage assets and related businesses. These acquisition efforts often involve assets which, if acquired, would have a material effect on our financial condition and results of operations. In an effort to prudently and economically leverage our asset base, knowledge base and skill sets, management has also expanded its efforts to encompass businesses that are closely related to, or significantly intertwined with, the crude oil business. We can give no assurance that our current or future acquisition efforts will be successful or that any such acquisition will be completed on terms considered favorable to us.

        Credit Rating.    In July 2004, Standard & Poor's removed us from creditwatch with negative implications and affirmed their BBB- stable senior unsecured rating (an investment grade rating). In September 2004, Moody's Investors Service completed their review and upgraded our senior unsecured rating to Baa3 with a stable outlook (an investment grade rating). You should note that a credit rating is not a recommendation to buy, sell or hold securities and may be subject to revision or withdrawal at any time.

Liquidity and Capital Resources

  Liquidity

        Cash generated from operations and our credit facilities are our primary sources of liquidity. At September 30, 2004, we had a working capital deficit of approximately $50.5 million, approximately $401.1 million of availability under our committed revolving credit facilities and $240.5 million of unused capacity under our uncommitted hedged inventory facility. Usage of the credit facilities is subject to compliance with covenants. We believe we are currently in compliance with all covenants.

        In the third quarter of 2004, we completed a public offering of 4,968,000 common units for $33.25 per unit. The offering resulted in gross proceeds of approximately $165.2 million from the sale of units and approximately $3.4 million from our general partner's proportionate capital contribution. Total costs associated with the offering, including underwriter fees and other expenses, were approximately $7.7 million. Net proceeds of $160.9 million were used to permanently reduce outstanding borrowings under the $200 million, 364-day credit facility.

        On August 12, 2004, we sold $175 million of 4.75% senior notes due 2009 and $175 million of 5.88% senior notes due 2016. The 4.75% notes were sold at 99.551% of face value and the 5.88% notes were sold at 99.345% of face value. We used the net proceeds, after deducting initial purchaser discounts and offering costs, of approximately $345.3 million to repay amounts outstanding under our credit facilities, including the remaining balance under the $200 million, 364-day facility we used to fund the Link acquisition, and for general partnership purposes. In connection with this repayment, we terminated the facility. Subsequent to the notes offering, we also terminated our $125 million, 364-day facility, which was scheduled to expire in November 2004.

        In the third quarter of 2004, we increased the capacity of our uncommitted senior secured hedged inventory facility from $200 million to $300 million (with the ability to further increase the facility in the future by an incremental $200 million), primarily as a result of increased crude oil prices and an increase in our crude oil storage capacity as a result of acquisitions. This facility expires in November 2004, and we expect to extend the maturity to November 2005 before expiration.

        In November 2004, we entered into a new $750 million, five-year senior credit facility, which contains a sub-facility for Canadian borrowings up to $300 million. The new facility extends our maturities, lowers our cost of credit and provides an additional $125 million of liquidity over our previous facility. The facility can be expanded to $1 billion.

  Capital Expenditures

        We have made and will continue to make capital expenditures for acquisitions, expansion capital and maintenance capital. Historically, we have financed these expenditures primarily with cash generated by operations, credit facility borrowings, the issuance of senior unsecured notes and the sale of additional common units.

        We expect to spend approximately $139.4 million on expansion capital projects during 2004. This includes our original estimate of expansion capital, newly announced projects and expansion capital associated with the Link acquisition. Our 2004 expansion capital projects include the following notable projects with the estimated cost for the entire year.

	Incurred through September 30, 2004	Estimated to be incurred in the fourth quarter of 2004	2004 Total
	(in millions)
Cushing to Caney pipeline project	$14.6	$27.4	$42.0
Trenton pipeline expansion	0.7	18.6	19.3
Capital projects and upgrades associated with the Link acquisition	4.8	4.2	9.0
Capital projects and upgrades associated with the CalVen acquisition	—	6.0	6.0
Cushing Phase IV expansion	10.0	—	10.0
Upgrade and expansion related to acquisitions made in 2003	8.2	0.9	9.1
Iatan System expansion	3.7	—	3.7
Other	25.6	14.7	40.3

	$67.6	$71.8	$139.4

        In addition, we expect to spend approximately $10.1 million on maintenance capital projects during 2004. For the first nine months of 2004, we have incurred approximately $6.1 million on maintenance capital projects.

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

  Cash Flows

	Nine Months Ended September 30,
	2004	2003
	(in millions)
Cash provided by (used in):
Operating activities	$113.1	$236.1
Investing activities	(567.3)	(185.2)
Financing activities	453.4	(51.0)

        Operating Activities.    The primary drivers of our cash flow from operations are (i) the collection of amounts related to the sale of crude oil and LPG and the transportation of crude oil for a fee and (ii) the payment of amounts related to the purchase of crude oil and LPG and other expenses, principally field operating costs, general and administrative expenses and interest expense. The cash settlement from the purchase and sale of crude oil during any particular month typically occurs within thirty days from the end of the month, except in the months that we store inventory because of contango market conditions or in months that we increase linefill. The storage of crude oil in periods of a contango market can have a material impact on our cash flows from operating activities for the period we pay for and store the crude oil and the subsequent period that we receive proceeds from the sale of the crude oil. When we store crude oil, we borrow on our credit facilities to pay for the crude oil and the impact on operating cash flow is negative. Conversely, cash flow from operations increases in the period we collect the cash from the sale of the stored crude oil. To a lesser extent, our cash flow from operating activities is also impacted by the level of LPG inventory stored at period end. Cash flow from operations was $113.1 million and $236.1 million in 2004 and 2003, respectively.

        Investing Activities.    Net cash used in investing activities in 2004 and 2003 consisted predominantly of cash paid for acquisitions. Net cash used in 2004 was $567.3 million and was primarily comprised of (i) $142.5 million paid for the Capline and Capwood Pipeline Systems acquisition (a deposit had been paid in December 2003) (ii) approximately $283 million paid for the Link acquisition, (iii) approximately $19 million paid for the CalVen acquisition (iv) approximately $46.2 million paid for the Schaefferstown acquisition (including inventory of $14.2 million) (v) approximately $63.6 million paid for additions to property and equipment, and (vi) approximately $10.2 million paid for linefill on assets that we own. Some of the major items included in cash paid for additions to property and equipment is (i) approximately $8.6 million related to the Cushing Phase IV expansion, (ii) approximately $5.0 million related to the Iatan System expansion, (iii) approximately $5.4 million of maintenance capital, (iv) approximately $10.7 million related to the Cushing to Caney pipeline project, and (v) approximately $6.6 million related to our Red River pipeline system. Net cash used in investing activities in 2003 includes approximately $99.9 million paid for acquisitions and approximately $52.2 million for additions to property and equipment. In addition, approximately $40.4 million was paid for linefill on assets that we own. We received proceeds from sales of assets of approximately $7.1 million.

        Financing Activities.    Cash provided by financing activities in 2004 was approximately $453.4 million and was comprised of (i) approximately $100.8 million of proceeds from the issuance of Class C common units, (ii) approximately $160.9 million of proceeds from the issuance of common units, (iii) approximately $346.4 million of proceeds from the sale of senior notes, (iv) net short and long-term borrowings under our revolving credit facility of approximately $4.7 million, (v) net repayments under our short-term letter of credit and hedged inventory facility of approximately $42.2 million resulting from the collection of receivables related to prior year sales of inventory that was stored because of contango market conditions and (vi) $114.5 million of distributions paid to common unitholders and the general partner. Cash used in financing activities in 2003 consisted of (i) approximately $161.9 million of proceeds from the issuance of common units used to pay down outstanding balances on the revolving credit facility and a secured term loan, (ii) $89.3 million of distributions paid to unitholders and the general partner, (iii) a $43.0 million of principal repayments of our term loans, (iv) net long-term repayments under our revolving credit facilities of $13.1 million, and (v) net short-term debt repayments of $67.3 million primarily from the proceeds of inventory sales.

  Contingencies

        Export License Matter.    In our gathering and marketing activities, we import and export crude oil from and to Canada. Exports of crude oil are subject to the short supply controls of the Export Administration Regulations ("EAR") and must be licensed by the Bureau of Industry and Security (the

"BIS") of the U.S. Department of Commerce. In 2002, we determined that we may have exceeded the quantity of crude oil exports authorized by previous licenses. Export of crude oil in excess of the authorized amounts is a violation of the EAR. On October 18, 2002, we submitted to the BIS an initial notification of voluntary disclosure. The BIS subsequently informed us that we could continue to export while previous exports were under review. We applied for and received a new license allowing for exports of volumes more than adequately reflecting our anticipated needs. We also conducted reviews of new and existing contracts and implemented new procedures and practices in order to monitor compliance with applicable laws regarding the export of crude oil to Canada. As a result, we subsequently submitted additional information to the BIS in October 2003 and May 2004. We have received a request from the BIS for additional information, which we are in the process of providing. At this time, we have received no indication whether the BIS intends to charge us with a violation of the EAR or, if so, what penalties would be assessed. As a result, we cannot estimate the ultimate impact of this matter.

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

Commitments

        Contractual Obligations.    In the ordinary course of doing business we enter into various contractual obligations for varying terms and amounts. The following table includes our non-cancelable contractual obligations as of September 30, 2004, and our best estimate of the period in which the obligation will be settled:

	2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Long-term debt	$—	$—	$0.4	$30.0	$—	$810.0	$840.4
Operating leases(1)	4.1	15.9	13.9	10.3	5.7	13.1	63.0
Capital expenditure obligations	46.0	8.7	—	—	—	—	54.7
Other long-term liabilities	0.8	0.5	0.2	—	—	—	1.5

Total	$50.9	$25.1	$14.5	$40.3	$5.7	$823.1	$959.6

(1)
Operating leases are primarily for office rent and trucks used in our gathering activities.

        In addition to the items in the table above, we have entered into various operational commitments and agreements related to pipeline operations and to the marketing, transportation, terminalling and storage of crude oil and the marketing and storage of LPG. The majority of these contractual commitments are for the purchase of crude oil and LPG that are made under contracts that range in term from a thirty-day evergreen to three years. A substantial portion of the contracts that extend beyond thirty days include cancellation provisions that allow us to cancel the contract with thirty days written notice. From time to time, we also enter into various types of sale and exchange transactions including fixed price delivery contracts, floating price collar arrangements, financial swaps and crude oil futures contracts as hedging devices. Through these transactions, we seek to maintain a position that is substantially balanced between crude oil and LPG purchases and sales and future delivery obligations. The volume and prices of these purchase and sale contracts are subject to market volatility and fluctuate with changes in the NYMEX price of crude oil from period to period. During the third quarter 2004, these purchases averaged approximately $1.8 billion per month.

        Letters of Credit.    In connection with our crude oil marketing, we provide certain suppliers and transporters with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for up to seventy-day periods and are terminated upon completion of each transaction. At September 30, 2004, we had outstanding letters of credit under our various facilities of approximately $123.9 million.

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

  •
  the success of our risk management activities;

  •
  the availability of, and our ability to consummate, acquisition or combination opportunities;

  •
  our access to capital to fund additional acquisitions and our ability to obtain debt or equity financing on satisfactory terms;

  •
  successful integration and future performance of acquired assets or businesses;

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

  •
  the effects of competition;

  •
  continued creditworthiness of, and performance by, counter-parties;

  •
  the impact of crude oil price fluctuations;

  •
  the impact of current and future laws and governmental regulations;

  •
  shortages or cost increases of power supplies, materials or labor;

  •
  weather interference with business operations or project construction;

  •
  the currency exchange rate of the Canadian dollar;

  •
  fluctuations in the debt and equity markets, including the price of our units at the time of vesting under our Long-Term Incentive Plan; and

  •
  general economic, market or business conditions.

        Other factors, such as the "Risk Factors Related to Our Business" in Item 7 of our most recent annual report on Form 10-K/A Amendment No. 1, or factors that are unknown or unpredictable, could also have a material adverse effect on future results. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

        The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risks included in Item 7A in our 2003 Form 10-K/A Amendment No. 1. There have not been any material changes in that information other than those discussed below.

  Commodity Price Risk

        All of our open commodity price risk derivatives at September 30, 2004 were categorized as non-trading. The fair value of these instruments and the change in fair value that would be expected from a 10 percent price decrease are shown in the table below:

	Fair Value	Effect of 10% Price Decrease
	(in millions)
Crude oil:
Futures contracts	$29.2	$(15.5)
Swaps and options contracts	$(16.0)	$(1.2)
LPG:
Futures contracts	$—	$—
Swaps and options contracts	$(2.6)	$3.6

  Interest Rate Risk

        We utilize both fixed and variable rate debt, and are exposed to market risk due to the floating interest rates on our credit facilities. Therefore, from time to time we utilize interest rate swaps and collars to hedge interest obligations on specific debt issuances, including anticipated debt issuances. The table below presents principal payments and the related weighted average interest rates by expected maturity dates for variable rate debt outstanding at September 30, 2004. The 7.75% senior notes issued during 2002, the 5.625% senior notes issued during 2003, the 4.75% senior notes issued during 2004, and the 5.88% senior notes issued during 2004 are fixed rate notes and their interest rates are not subject to market risk. Our variable rate debt bears interest at LIBOR, prime or the bankers acceptance plus the applicable margin. The average interest rates presented below are based upon rates in effect at September 30, 2004. The carrying values of the variable rate instruments in our credit facilities approximate fair value primarily because interest rates fluctuate with prevailing market rates.

	Expected Year of Maturity
	2004	2005	2006	2007	2008	Thereafter	Total
	(in millions)
Liabilities:
Short-term debt—variable rate	$122.9	$—	$—	$—	$—	$—	$122.9
Average interest rate	2.7%	—	—	—	—	—	2.7%
Long-term debt—variable rate	$—	$—	$0.4	$30.0	$—	$10.0	$40.4
Average interest rate	—	—	6.5%	4.7%	—	2.8%	4.3%

  Currency Exchange Risk

        At September 30, 2004, we had forward exchange contracts that allow us to exchange Canadian dollars for U.S. dollars, quarterly, at set exchange rates as detailed below:

	Canadian Dollars	US Dollars	Rate
	($ in millions)
2004	$5.0	$3.8	1.32 to 1
2005	$3.0	$2.3	1.33 to 1
2006	$2.0	$1.5	1.32 to 1

        At September 30, 2004, we also had cross currency swap contracts for an aggregate notional principal amount of $21.0 million effectively converting this amount of our U.S. dollar denominated debt to $32.5 million of Canadian dollar debt (based on a Canadian dollar to U.S. dollar exchange rate of 1.55 to 1). The notional principal amount reduces by $2.0 million U.S. in May 2005 and has a final maturity in May 2006 ($19.0 million U.S.).

        We estimate the fair value of these instruments based on current termination values. The table shown below summarizes the fair value of our foreign currency hedges by year of maturity:

	Year of Maturity
	2004	2005	2006	2007	Total
	(in millions)
Forward exchange contracts	$(0.1)	$(0.4)	$(0.2)	$—	$(0.7)
Cross currency swaps	(0.1)	(0.8)	(4.1)	—	(5.0)

Total	$(0.2)	$(1.2)	$(4.3)	$—	$(5.7)

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

        Applicable SEC rules require our management to evaluate, with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of our DCP as of September 30, 2004. Management (including our Chief Executive Officer and Chief Financial Officer) has evaluated the effectiveness of the design and operation of our DCP as of September 30, 2004, and has found our DCP to be effective in providing reasonable assurance of the timely recording, processing, summarization and reporting of information, and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosure.

        In addition to the information concerning our DCP, we are required to disclose any change in our internal control over financial reporting ("internal control") that occurred during the third quarter and that has materially affected, or is reasonably likely to materially affect, our internal control. There were none. However, in the process of documenting and testing our internal control in connection with future compliance with Rule 13a-15(c) under the Exchange Act of 1934, as amended (required by Section 404 of the Sarbanes-Oxley Act of 2002) we have made changes, and will to continue to make changes, to refine and improve our internal control.

        The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(a) and 15d-14(a) are filed with this report as exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. §1350 are furnished with this report as exhibits 32.1 and 32.2.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

        Export License Matter.    In our gathering and marketing activities, we import and export crude oil from and to Canada. Exports of crude oil are subject to the short supply controls of the Export Administration Regulations ("EAR") and must be licensed by the Bureau of Industry and Security (the "BIS") of the U.S. Department of Commerce. In 2002, we determined that we may have exceeded the quantity of crude oil exports authorized by previous licenses. Export of crude oil in excess of the authorized amounts is a violation of the EAR. On October 18, 2002, we submitted to the BIS an initial notification of voluntary disclosure. The BIS subsequently informed us that we could continue to export while previous exports were under review. We applied for and received a new license allowing for exports of volumes more than adequately reflecting our anticipated needs. We also conducted reviews of new and existing contracts and implemented new procedures and practices in order to monitor compliance with applicable laws regarding the export of crude oil to Canada. As a result, we subsequently submitted additional information to the BIS in October 2003 and May 2004. We have received a request from the BIS for additional information, which we are in the process of providing. At this time, we have received no indication whether the BIS intends to charge us with a violation of the EAR or, if so, what penalties would be assessed. As a result, we cannot estimate the ultimate impact of this matter.

        Alfons Sperber v. Plains Resources Inc., et. al.    On December 18, 2003, a putative class action lawsuit was filed in the Delaware Chancery Court, New Castle County, entitled Alfons Sperber v. Plains Resources Inc., et al. This suit, brought on behalf of a putative class of Plains All American Pipeline, L.P. common unitholders, asserts breach of fiduciary duty and breach of contract claims against the Partnership, Plains AAP, L.P., and Plains All American GP LLC and its directors, as well as breach of fiduciary duty claims against Plains Resources Inc. and its directors. The complaint seeks to enjoin or rescind a proposed acquisition of all of the outstanding stock of Plains Resources Inc., as well as declaratory relief, an accounting, disgorgement and the imposition of a constructive trust, and an award of damages, fees, expenses and costs, among other things. This lawsuit has been settled in principle, subject to the preparation and execution of appropriate settlement documentation and court approval.

        We, in the ordinary course of business, are a claimant and/or a defendant in various legal proceedings. We do not believe that the outcome of these legal proceedings, individually or in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        Securities Not Registered Under the Securities Act.    In connection with the acquisition discussed in Note 2, on April 15, 2004 we issued 3,245,700 Class C common units for $30.81 per unit in a private placement to a group of institutional investors comprised of affiliates of Kayne Anderson Capital Advisors, Vulcan Capital and Tortoise Capital Advisors. Affiliates of both Kayne Anderson Capital Advisors and Vulcan Capital own interests in our general partner. Total proceeds from the transaction, after deducting transaction costs and including the general partner's proportionate contribution, were approximately $101 million and were used to reduce the balance outstanding under our revolving credit facilities. The Class C common units are unlisted securities that are pari passu in voting and distribution rights with the Partnership's publicly traded common units. The Class C common units are similar in most respects to the Partnership's Class B common units. Both classes become convertible into common units upon approval by the holders of a majority of the common units (see Note 7 to the Consolidated Financial Statements). Each of the Class B common and Class C common unitholders may request that the Partnership call a meeting of its common unitholders to consider approval of a change in the terms of the Class B units or Class C units, as applicable, to provide that those units may be converted at the option of the holder into common units. Beginning six months from the closing of the private placement, the Class C unitholders may request that the Partnership call a meeting of its common unitholders to consider approval of the conversion of the Class C units into common units. If the approval of the conversion is not obtained within 120 days of the request, the Class C unitholders will be entitled to receive distributions, on a per unit basis, equal to 110% of the amount of distributions paid on a common unit. If the approval of the conversion is not secured within 90 days after the end of the 120-day period, the distribution right increases to 115%.

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

Item 6. EXHIBITS

†10.1	Credit Agreement dated November 2, 2004 among Plains All American Pipeline, L.P. (as US Borrower), PMC (Nova Scotia) Company and Plains Marketing Canada, L.P. (as Canadian Borrowers), and Bank of America, N.A.
10.2	Supplements to Uncommitted Senior Secured Discretionary Credit Agreement dated July 24, 2004 among Plains Marketing, L.P. and the lenders named therein (incorporated by reference to Exhibit 10.26 to Registration Statement on Form S-1, File No. 333-119738).
10.3	Amended and Restated Marketing Agreement, dated as of July 23, 2004, among Plains Resources Inc., Calumet Florida Inc. and Plains Marketing, L.P. (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004).
10.4	Amended and Restated Omnibus Agreement, dated as July 23, 2004, among Plains Resources Inc., Plains American Pipeline, L.P., Plains Marketing, L.P., Plains Pipeline, L.P., and Plains All American GP LLC (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2004).
†31.1	Certification of Principal Executive Officer pursuant to Exchange Act rules 13a-14(a) and 15d-14(a)
†31.2	Certification of Principal Financial Officer pursuant to Exchange Act rules 13a-14(a) and 15d-14(a)
*32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. § 1350.
*32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. § 1350

†
Filed herewith.

*
Furnished herewith.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

PLAINS ALL AMERICAN PIPELINE, L.P.
By: PLAINS AAP, L.P., its general partner
	By:	PLAINS ALL AMERICAN GP LLC, its general partner
Date: November 5, 2004	By:	/s/ GREG L. ARMSTRONG Greg L. Armstrong, Chairman of the Board, Chief Executive Officer and Director of Plains All American GP LLC (Principal Executive Officer)
Date: November 5, 2004	By:	/s/ PHIL KRAMER Phil Kramer, Executive Vice President and Chief Financial Officer of Plains All American GP LLC (Principal Financial Officer)