Form 10-Q/A
period 2006-06-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2006-09-08
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Explanatory Note:
     This Amendment to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 of Plains All American Pipeline, L.P. is being filed solely to amend Item 3: Quantitative and Qualitative Disclosures About Market Risk, as previously filed with the Securities and Exchange Commission, to correct two clerical errors in the fair value amounts included in the Commodity Price Risk table. There was no impact on the column labeled “Effect of 10% Price Decrease” as disclosed in the table. This amendment includes the entire text of Item 3 of Part I and Item 6 of Part II. The Fair Value for Crude Oil: Swaps and options contracts should be $(41.3) million, not $20.3 million as previously reported and the Fair Value for LPG: Swaps and options contracts should be $33.2 million, not $28.4 million as previously reported. Except as otherwise specifically noted, all information contained herein is as of June 30, 2006 and does not reflect any events or changes that have occurred subsequent to that date. There was no impact to our Consolidated Financial Statements. A corrected version of all of Item 3 of Part I and Item 6 of Part II is set forth below:
PART I. FINANCIAL INFORMATION
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risks included in Item 7A in our 2005 Annual Report on Form 10-K. There have been no material changes in that information other than as discussed below. Also, see Note 9 to our June 30, 2006 Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.
     Commodity Price Risk
     All of our open commodity price risk derivatives at June 30, 2006 were categorized as non-trading. The fair value of these instruments and the change in fair value that would be expected from a 10 percent price decrease are shown in the table below:

		Effect of 10%
	Fair Value	Price Decrease
	(in millions)
Crude oil:
Futures contracts	$(14.2)	$(22.0)
Swaps and options contracts	$(41.3)	$(26.0)

LPG:
Futures contracts	$(1.0)	$5.7
Swaps and options contracts	$33.2	$20.4

Total Fair Value	$(23.3)

     Currency Exchange Risk
     At December 31, 2005, we had cross currency swap contracts for an aggregate notional principal amount of $19.0 million, effectively converting this amount of our U.S. dollar denominated debt to $29.4 million of Canadian dollar debt (based on a Canadian dollar to U.S. dollar exchange rate of 1.55 to 1) and had a fair value of $6.4 million. During the second quarter 2006, all of the cross currency swap contracts matured.
PART II. OTHER INFORMATION
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

†31.1		Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

†31.2		Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a)

*32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350

*32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350

†	Filed herewith.

*	Previously furnished with Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS ALL AMERICAN PIPELINE, L.P.
	By:	PLAINS AAP, L.P., its general partner

	By:	PLAINS ALL AMERICAN GP LLC, its
general partner

Date: September 8, 2006	By:	/s/ GREG L. ARMSTRONG
Greg L. Armstrong, Chairman of the Board,
Chief Executive Officer and Director (Principal Executive Officer)

Date: September 8, 2006	By:	/s/ PHIL KRAMER
Phil Kramer, Executive Vice President and
Chief Financial Officer (Principal Financial Officer)

5