Form 10-Q
period 2007-06-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2007-08-09
CIK 1070423

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
     At August 1, 2007, there were outstanding 115,981,676 Common Units.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except units)

	June 30,	December 31,
	2007	2006
	(unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$44.6	$11.3
Trade accounts receivable and other receivables, net	1,716.3	1,725.4
Inventory	1,585.8	1,290.0
Other current assets	115.7	130.9

Total current assets	3,462.4	3,157.6

PROPERTY AND EQUIPMENT	4,517.8	4,190.1
Accumulated depreciation	(431.0)	(348.1)

	4,086.8	3,842.0

OTHER ASSETS
Pipeline linefill in owned assets	248.3	265.5
Inventory in third-party assets	64.1	75.7
Investment in unconsolidated entities	200.1	183.0
Goodwill	1,045.5	1,026.2
Other, net	157.0	164.9

Total assets	$9,264.2	$8,714.9

LIABILITIES AND PARTNERS’ CAPITAL
CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,053.8	$1,846.6
Short-term debt	890.9	1,001.2
Other current liabilities	171.0	176.9

Total current liabilities	3,115.7	3,024.7

LONG-TERM LIABILITIES
Long-term debt under credit facilities and other	1.2	3.1

Senior notes, net of unamortized net discount of $1.9 and $1.8, respectively	2,623.1	2,623.2
Other long-term liabilities and deferred credits	124.6	87.1

Total long-term liabilities	2,748.9	2,713.4

COMMITMENTS AND CONTINGENCIES (NOTE 12)

PARTNERS’ CAPITAL
Common unitholders (115,981,676 and 109,405,178 units outstanding at June 30, 2007 and December 31, 2006, respectively)	3,320.3	2,906.1
General partner	79.3	70.7

Total partners’ capital	3,399.6	2,976.8

Total liabilities and partners’ capital	$9,264.2	$8,714.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
REVENUES

Crude oil, refined products and LPG sales and related revenues (includes buy/sell transactions of $4,761.9 in the first three months of 2006)	$3,792.0	$4,819.1	$7,908.7	$13,394.4
Pipeline tariff activities revenues	92.8	69.6	179.5	127.0
Other revenues	33.0	3.3	59.1	5.7

Total revenues	3,917.8	4,892.0	8,147.3	13,527.1

COSTS AND EXPENSES
Crude oil, refined products and LPG purchases and related costs (includes buy/sell transactions of $4,795.1 in the first three months of 2006)	3,529.6	4,657.3	7,429.2	13,081.8
Field operating costs	135.7	89.4	261.4	174.6
General and administrative expenses	47.7	27.4	94.5	59.2
Depreciation and amortization	52.1	21.3	92.0	42.9

Total costs and expenses	3,765.1	4,795.4	7,877.1	13,358.5

OPERATING INCOME	152.7	96.6	270.2	168.6

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	5.0	1.6	8.6	1.7
Interest expense (net of capitalized interest of $2.9 million and $0.9 million in the three months and $5.7 and $1.7 million in the six months ended June 30, 2007 and 2006, respectively)	(41.2)	(18.0)	(82.3)	(33.3)
Interest income and other income (expense), net	0.4	0.1	5.2	0.4

Income before tax	116.9	80.3	201.7	137.4
Current income tax expense	(0.7)	—	(0.8)	—
Deferred income tax expense	(11.4)	—	(11.4)	—

Income before cumulative effect of change in accounting principle	104.8	80.3	189.5	137.4
Cumulative effect of change in accounting principle	—	—	—	6.3

NET INCOME	$104.8	$80.3	$189.5	$143.7

NET INCOME-LIMITED PARTNERS	$86.3	$71.4	$154.4	$128.2

NET INCOME-GENERAL PARTNER	$18.5	$8.9	$35.1	$15.5

BASIC NET INCOME PER LIMITED PARTNER UNIT
Income before cumulative effect of change in accounting principle	$0.78	$0.82	$1.40	$1.47
Cumulative effect of change in accounting principle	—	—	—	0.08

Net income	$0.78	$0.82	$1.40	$1.55

DILUTED NET INCOME PER LIMITED PARTNER UNIT
Income before cumulative effect of change in accounting principle	$0.78	$0.81	$1.39	$1.45
Cumulative effect of change in accounting principle	—	—	—	0.08

Net income	$0.78	$0.81	$1.39	$1.53

BASIC WEIGHTED AVERAGE UNITS OUTSTANDING	110.5	77.0	109.9	75.5

DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	111.2	77.8	110.9	76.3

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	June 30,
	2007	2006
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$189.5	$143.7
Adjustments to reconcile to cash flows from operating activities:
Depreciation and amortization	92.0	42.9
Cumulative effect of change in accounting principle	—	(6.3)
SFAS 133 mark-to-market adjustment	2.1	3.1
Inventory valuation adjustment	0.6	—
Gain on sale of investment assets	(3.9)	—
Long-Term Incentive Plan (“LTIP”) charge	40.4	16.8
Income tax expense	12.2	—
Noncash amortization of terminated interest rate hedging instruments	0.4	0.8
(Gain)/loss on foreign currency revaluation	(2.0)	1.8
Equity earnings in unconsolidated entities, net of distributions	(7.8)	(1.7)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable and other	36.1	(1,088.0)
Inventory	(235.4)	(214.3)
Accounts payable and other liabilities	146.4	464.5
Inventory in third party assets	0.1	—
Due to related parties	1.8	(6.0)

Net cash provided by (used in) operating activities	272.5	(642.7)

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions (Note 3)	(17.5)	(359.8)
Additions to property and equipment	(266.9)	(121.6)
Investment in unconsolidated entities	(9.3)	(10.0)
Cash paid for linefill in assets owned	(14.7)	(4.8)
Proceeds from sales of assets	12.6	3.5

Net cash used in investing activities	(295.8)	(492.7)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings on long-term revolving credit facility	—	54.6
Net borrowings/(repayments) on working capital revolving credit facility	(175.1)	229.9
Net borrowings on short-term letter of credit and hedged inventory facility	52.3	579.4
Proceeds from issuance of senior notes	—	249.5
Net proceeds from the issuance of common units (Note 7)	382.5	152.4
Distributions paid to common unitholders (Note 7)	(176.4)	(105.3)
Distributions paid to general partner (Note 7)	(35.6)	(15.1)
Other financing activities	(0.1)	(4.4)

Net cash provided by financing activities	47.6	1,141.0

Effect of translation adjustment on cash	9.0	(7.6)

Net increase (decrease) in cash and cash equivalents	33.3	(2.0)
Cash and cash equivalents, beginning of period	11.3	9.6

Cash and cash equivalents, end of period	$44.6	$7.6

Cash paid for interest, net of amounts capitalized	$74.6	$49.7

Cash paid for income taxes	$2.0	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL
(in millions)

				Total
			General	Partners’
	Common Units		Partner	Capital
	Units	Amount	Amount	Amount
	(unaudited)
Balance at December 31, 2006	109.4	$2,906.1	$70.7	$2,976.8
Net Income	—	154.4	35.1	189.5
Distributions	—	(176.4)	(35.6)	(212.0)
Issuance of common units	6.3	374.8	7.7	382.5
Issuance of common units under LTIP	0.3	17.2	0.4	17.6
Other comprehensive income	—	44.2	1.0	45.2

Balance at June 30, 2007	116.0	$3,320.3	$79.3	$3,399.6

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(unaudited)		(unaudited)
Net income	$104.8	$80.3	$189.5	$143.7
Other comprehensive income	58.5	19.2	45.2	19.7

Comprehensive income	$163.3	$99.5	$234.7	$163.4

CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME
(in millions)

	Net Deferred
	Gain/(Loss) on	Currency
	Derivative	Translation
	Instruments	Adjustments	Total
		(unaudited)
Balance at December 31, 2006	$(19.8)	$69.5	$49.7
Current Period Activity:
Reclassification adjustments for settled contracts	(28.0)	—	(28.0)
Changes in fair value of outstanding hedge positions	17.4	—	17.4
Currency translation adjustment	—	55.8	55.8

Total period activity	(10.6)	55.8	45.2

Balance at June 30, 2007	$(30.4)	$125.3	$94.9

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
Note 1—Organization and Accounting Policies
     As used in this Form 10-Q, the terms “Partnership,” “Plains,” “we,” “us,” “our,” “ours” and similar terms refer to Plains All American Pipeline, L.P. and its subsidiaries, unless the context indicates otherwise. We are engaged in the transportation, storage, terminalling and marketing of crude oil, refined products and liquefied petroleum gas and other natural gas-related petroleum products. We refer to liquefied petroleum gas and other natural gas related-petroleum products collectively as “LPG.” Through our 50% equity ownership in PAA/Vulcan Gas Storage, LLC (“PAA/Vulcan”), we are also engaged in the development and operation of natural gas storage facilities.
     Our condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2006 Annual Report on Form 10-K. The accompanying financial statements and related notes present (i) our consolidated financial position as of June 30, 2007 and December 31, 2006, (ii) the results of our consolidated operations for the three months and six months ended June 30, 2007 and 2006, (iii) our consolidated cash flows for the six months ended June 30, 2007 and 2006, (iv) our consolidated changes in partners’ capital for the six months ended June 30, 2007, (v) our consolidated comprehensive income for the three months and six months ended June 30, 2007 and 2006, and (vi) our changes in consolidated accumulated other comprehensive income for the six months ended June 30, 2007. The financial statements have been prepared in accordance with the instructions for interim reporting as prescribed by the Securities and Exchange Commission. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated. Certain reclassifications are made to prior periods to conform to current period presentation. The results of operations for the three months and six months ended June 30, 2007 should not be taken as indicative of the results to be expected for the full year.
     The accompanying condensed consolidated financial statements of PAA include PAA and all of its wholly-owned subsidiaries. Investments in 50% or less owned entities over which we have significant influence but not control are accounted for by the equity method.
Note 2—Trade Accounts Receivable
     Our accounts receivable are primarily from purchasers and shippers of crude oil and, to a lesser extent, purchasers of LPG. The majority of our accounts receivable relate to our marketing activities, which are generally high volume and low margin activities, in many cases involving exchanges of crude oil volumes. We determine the amount, if any, of the line of credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of standby letters of credit, advance cash payments or “parental” guarantees. At June 30, 2007 and December 31, 2006, we had received approximately $22.3 million and $28.3 million, respectively, of advance cash payments and prepayments from third parties to mitigate credit risk. In addition, we enter into netting arrangements with our counterparties. These arrangements cover a significant part of our transactions and also serve to mitigate credit risk.
     We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. Actual balances are not applied against the reserve until substantially all collection efforts have been exhausted. At June 30, 2007 and December 31, 2006, substantially all of our net accounts receivable were less than 60 days past their scheduled invoice date. Although we consider our allowance for doubtful trade accounts receivable to be adequate, actual amounts might vary significantly from estimated amounts.
Note 3—Acquisitions and Dispositions
     During the first half of 2007, we acquired (i) a commercial refined products supply and marketing business (reflected in our marketing segment) for approximately $8 million in cash (including approximately $7 million of goodwill) and (ii) a trucking business (reflected in our transportation segment) for approximately $9 million in cash (including approximately $4 million of goodwill). Also, during the first half of 2007, we signed an agreement to acquire the Bumstead LPG storage facility located near Phoenix, Arizona for approximately $52 million. The acquisition closed in July 2007 and will be reflected in our facilities segment.
     In the second quarter of 2007, we incurred a net loss of approximately $9 million upon disposition of certain assets. This loss is included within “Depreciation and Amortization” on our Condensed Consolidated Statements of Operations.
Note 4—Inventory and Linefill
     At June 30, 2007 and December 31, 2006, inventory and linefill consisted of :

	June 30, 2007			December 31, 2006
			Dollar/			Dollar/
	Barrels	Dollars	barrel(2)	Barrels	Dollars	barrel(2)
		(Barrels in thousands and dollars in millions)
Inventory(1)
Crude oil	20,502	$1,297.6	$63.29	18,331	$1,029.1	$56.14
LPG	5,949	274.9	$46.21	5,818	250.7	$43.09
Refined Products	65	4.8	$73.85	81	3.8	$46.91
Parts and supplies	N/A	8.5	N/A	N/A	6.4	N/A

Inventory subtotal	26,516	1,585.8		24,230	1,290.0

Inventory in third-party assets
Crude oil	1,156	60.7	$52.51	1,212	62.5	$51.57
LPG	75	3.4	$45.33	318	13.2	$41.51

Inventory in third-party assets subtotal	1,231	64.1		1,530	75.7

Pipeline linefill in owned assets
Crude oil	7,338	246.8	$33.63	7,831	264.4	$33.76
LPG	39	1.5	$38.46	31	1.1	$35.48

Pipeline linefill in owned assets subtotal	7,377	248.3		7,862	265.5

Total	35,124	$1,898.2		33,622	$1,631.2

(1)	Includes the impact of inventory hedges on a portion of our volumes.
(2)	The prices listed represent a weighted average price associated with various grades and qualities of crude oil, LPG and refined products and, accordingly, is not a comparable metric with published benchmarks for such products.

Note 5—Debt
     Below is a description of our debt as of June 30, 2007 (in millions):

	June 30,	December 31,
	2007	2006
Short-term debt:
Senior secured hedged inventory facility bearing interest at a rate of 5.8% at both June 30, 2007 and December 31, 2006	$887.6	$835.3
Working capital borrowings, bearing interest at a rate of 5.9% at December 31, 2006(1)	—	158.2
Other	3.3	7.7

Total short-term debt	890.9	1,001.2

Long-term debt:

4.75% senior notes due August 2009, net of unamortized discount of $0.3 million and $0.4 million at June 30, 2007 and December 31, 2006, respectively	174.7	174.6
7.75% senior notes due October 2012, net of unamortized discount of $0.2 million and $0.2 million at June 30, 2007 and December 31, 2006, respectively	199.8	199.8
5.63% senior notes due December 2013, net of unamortized discount of $0.4 million and $0.5 million at June 30, 2007 and December 31, 2006, respectively	249.6	249.5
7.13 % senior notes due June 2014, net of unamortized premium of $8.2 million and $8.8 million at June 30, 2007 and December 31, 2006, respectively	258.2	258.8
5.25% senior notes due June 2015, net of unamortized discount of $0.6 million and $0.6 million at June 30, 2007 and December 31, 2006, respectively	149.4	149.4
6.25% senior notes due September 2015, net of unamortized discount of $0.8 million and $0.8 million at June 30, 2007 and December 31, 2006, respectively	174.2	174.2
5.88% senior notes due August 2016, net of unamortized discount of $0.9 million and $0.9 million at June 30, 2007 and December 31, 2006, respectively	174.1	174.1
6.13% senior notes due January 2017, net of unamortized discount of $1.6 million and $1.8 million at June 30, 2007 and December 31, 2006, respectively	398.4	398.2
6.70% senior notes due May 2036, net of unamortized discount of $0.4 million and $0.4 million at June 30, 2007 and December 31, 2006, respectively	249.6	249.6
6.65% senior notes due January 2037, net of unamortized discount of $4.9 million and $5.0 million at June 30, 2007 and December 31, 2006, respectively	595.1	595.0

Senior notes, net of unamortized discount (2)	2,623.1	2,623.2
Adjustment related to fair value hedge	(1.4)	—
Long-term debt under credit facilities and other	2.6	3.1

Total long-term debt (1)(2)	2,624.3	2,626.3

Total debt	$3,515.2	$3,627.5

(1)	At December 31, 2006, we have classified $158.2 million of borrowings under our senior unsecured revolving credit facility as short-term. These borrowings are designated as working capital borrowings, must be repaid within one year, and are primarily for hedged inventory and New York Mercantile Exchange (“NYMEX”) and IntercontinentalExchange (“ICE”) margin deposits. No amounts were reclassified at June 30, 2007.

(2)	At June 30, 2007, the aggregate fair value of our fixed rate senior notes is estimated to be approximately $2,624.2 million. The carrying values of the variable rate instruments in our credit facilities approximate fair value primarily because interest rates fluctuate with prevailing market rates, and the credit spread on outstanding borrowings reflects market.
     In June 2007, the borrowing capacity under our senior secured hedged inventory facility was increased from $1.0 billion to $1.2 billion under the terms and conditions of such facility, as amended.
     On July 31, 2007, we amended our revolving credit facility to, among other things, change the maximum debt coverage ratio during an acquisition period from 5.25 to 1.0 to 5.5 to 1.0, and extend the maturity date from July 2011 to July 27, 2012.
Letters of Credit
     In connection with our crude oil marketing business and as is customary in our industry, we provide certain suppliers and transporters with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil. These letters of credit are issued under our credit facility, and our liabilities with respect to these purchase obligations are recorded in “Accounts payable and accrued liabilities” on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. At June 30, 2007, approximately $89.4 million of letters of credit were outstanding under our credit facility.
Note 6—Earnings Per Limited Partner Unit
     Subject to applicability of Emerging Issues Task Force Issue No. 03-06 (“EITF 03-06”), “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128,” as discussed below, Partnership income is first allocated to the general partner based on the amount of incentive distributions. The remainder is then allocated 98% to the limited partners and 2% to the general partner. Basic and diluted net income per limited partner unit is determined by dividing net income attributable to limited partners by the weighted average number of outstanding limited partner units during the period.
     EITF 03-06 addresses the computation of earnings per share by entities that have issued securities other than common stock that contractually entitle the holder to participate in dividends and earnings of the entity when, and if, it declares dividends on its common stock (or partnership distributions to unitholders). EITF 03-06 applies to any accounting period where our aggregate net income exceeds our aggregate distribution. In such periods, we are required to present earnings per unit as if all of the earnings for the periods were distributed, regardless of the pro forma nature of this allocation and whether those earnings would actually be distributed from an economic or practical perspective. EITF 03-06 does not impact our overall net income or other financial results; however, for periods in which aggregate net income exceeds our aggregate distributions for such period, it will have the impact of reducing the earnings per limited partner unit. This result occurs as a larger portion of our aggregate earnings is allocated (as if distributed) to our general partner, even though we make cash distributions on the basis of cash available for distributions, not earnings, in any given accounting period. Earnings per limited partner unit (both basic and diluted) were reduced by $0.11 and $0.15 for the three and six months ended June 30, 2006, respectively, attributable to the application of EITF 03-06. The application of EITF 03-06 had no impact on our results for the three and six months ended June 30, 2007.

     The following sets forth the computation of basic and diluted earnings per limited partner unit (in millions, except per unit data).

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Numerator:
Net income	$104.8	$80.3	$189.5	$143.7
Less: General partner’s incentive distribution paid	(16.7)	(7.4)	(32.0)	(12.9)

Subtotal	88.1	72.9	157.5	130.8
Less: General partner 2% ownership	(1.8)	(1.5)	(3.1)	(2.6)

Net income available to limited partners	86.3	71.4	154.4	128.2
Less: EITF 03-06 additional general partner’s distribution	—	(8.2)	—	(11.2)

Net income available to limited partners under EITF 03-06	86.3	63.2	154.4	117.0
Less: Limited partner 98% portion of cumulative effect of change in accounting principle	—	—	—	(6.2)

Limited partner net income before cumulative effect of change in accounting principle	$86.3	$63.2	$154.4	$110.8

Denominator:
Basic earnings per limited partner unit (weighted average number of limited partner units outstanding)	110.5	77.0	109.9	75.5
Effect of dilutive securities:
LTIP units outstanding (1)	0.7	0.8	1.0	0.8

Diluted earnings per limited partner unit (weighted average number of limited partner units outstanding)	111.2	77.8	110.9	76.3

Basic net income per limited partner unit before cumulative effect of change in accounting principle	$0.78	$0.82	$1.40	$1.47
Cumulative effect of change in accounting principle per limited partner unit	—	—	—	0.08

Basic net income per limited partner unit	$0.78	$0.82	$1.40	$1.55

Diluted net income per limited partner unit before cumulative effect of change in accounting principle	$0.78	$0.81	$1.39	$1.45
Cumulative effect of change in accounting principle per limited partner unit	—	—	—	0.08

Diluted net income per limited partner unit	$0.78	$0.81	$1.39	$1.53

(1)	Our LTIP awards that contemplate the issuance of common units described in Note 8 are considered dilutive securities unless (i) vesting occurs only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. The dilutive securities are reduced by a hypothetical unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings per Share.”

Note 7—Partners’ Capital and Distributions
Direct Placements of Common Units
     We completed the following equity offerings of our common units during the six months ended June 30, 2007 and 2006, respectively (in millions, except units and per unit amounts):

		Gross	Proceeds	General Partner		Net
Period	Units	Unit Price	from Sale	Contribution	Costs	Proceeds
June 2007	6,296,172	$59.56	$375.0	$7.7	$(0.2)	$382.5
March/April 2006	3,504,672	$42.80	$150.0	$3.0	$(0.6)	$152.4
LTIP Vesting
     In May 2007, we issued 280,326 common units at a unit price of $61.47, for an approximate fair value of $17.2 million in connection with the settlement of vested LTIP awards. In addition, our general partner contributed $0.4 million in connection with the LTIP unit issuance.
Distributions
     The following table details the distributions we have declared and paid in the six months ended June 30, 2007 and 2006 (in millions, except per unit amounts):

	Distributions Paid

	Common	General Partner			Distribution
	Unitholders	Incentive	2%	Total	per unit
May 15, 2007	$88.9	$16.7	$1.8	$107.4	$0.8125
February 14, 2007	87.5	15.3	1.8	104.6	$0.8000

2007 total	$176.4	$32.0	$3.6	$212.0

May 15, 2006	$54.6	$7.4	$1.1	$63.1	$0.7075
February 14, 2006	50.7	5.6	1.0	57.3	$0.6875

2006 total	$105.3	$13.0	$2.1	$120.4

     On July 19, 2007, we declared a cash distribution of $0.83 per unit on our outstanding common units. The distribution is payable on August 14, 2007 to unitholders of record on August 3, 2007, for the period April 1, 2007 through June 30, 2007. The total distribution to be paid is approximately $118.2 million, with approximately $96.3 million to be paid to our common unitholders and $2.0 million and $19.9 million to be paid to our general partner for its general partner and incentive distribution interests, respectively.
     Upon closing of the acquisition of Pacific Energy Partners L.P. (“Pacific”) in November 2006, our general partner agreed to reduce the amount of its incentive distributions as follows: (i) $5 million per quarter for the first four quarters beginning with the February 2007 distribution, (ii) $3.75 million per quarter for the following eight quarters, (iii) $2.5 million per quarter for the following four quarters, and (iv) $1.25 million per quarter for the final four quarters. The aggregate reduction in incentive distributions will be $65 million.
Note 8—Long-Term Incentive Plans
     Our general partner has adopted the Plains All American GP LLC 1998 Long-Term Incentive Plan (“the 1998 Plan”), the 2005 Long-Term Incentive Plan (“the 2005 Plan”) and the PPX Successor Long-Term Incentive Plan for employees and directors (“the PPX Successor Plan”), as well as the Plains All American GP LLC 2006 Long-Term Incentive Tracking Unit Plan for non-officer employees (“the 2006 Plan”). The 1998 Plan, 2005 Plan and PPX Successor Plan authorize the grant of an aggregate of 5.4 million common units deliverable upon vesting. Although other types of awards are contemplated under the plans, currently outstanding awards are limited to “phantom” units, which mature into the right to receive common units (or cash equivalent) upon vesting. Some awards also include distribution equivalent rights (“DERs”). Subject to applicable earning criteria, a DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit prior to the vesting date of the underlying award. The 2006 Plan authorizes the grant of approximately 1.4 million “tracking units” which, upon vesting, represent the right to receive a cash payment in an amount based upon the market value of a Common Unit at the time of vesting. Our general partner is entitled to reimbursement by us for any costs incurred in settling obligations under the plans for services provided to us.

     Under SFAS 123(R) the fair value of the awards, which are subject to liability classification, is calculated based on the closing market price of our units at each balance sheet date adjusted for (i) the present value of any distributions that are estimated to occur on the underlying units over the vesting period that will not be received by the award recipients and (ii) an estimated forfeiture rate when appropriate. This fair value is recognized as compensation expense over the period the awards are earned. Our LTIP awards typically contain performance conditions based on attainment of certain annualized distribution levels and vest upon the later of a certain date or the attainment of such levels. For awards with performance conditions, we recognize LTIP compensation expense only if the achievement of the performance condition is considered probable and amortize that expense over the service period. When awards with performance conditions that were previously considered improbable of occurring become probable of occurring, we incur additional LTIP compensation expense necessary to adjust the life-to-date accrued liability associated with these awards. Our DER awards typically contain performance conditions based on attainment of certain annualized distribution levels and become earned upon the earlier of a certain date or the attainment of such levels. The DERs terminate with the vesting or forfeiture of the underlying LTIP award. We recognize compensation expense for DER payments in the period the payment is earned.
     At June 30, 2007 we have approximately 3.7 million awards outstanding. Upon our February 2007 annualized distribution of $3.20, approximately 1.5 million of these awards satisfied one of the two conditions necessary for vesting (the attainment of certain annualized distribution levels) and only lack the passage of time, vesting in various increments over the next 5 years. Approximately 1.8 million of our awards have performance conditions requiring the attainment of an annualized distribution of between $3.50 and $4.00 and vest upon the later of a certain date or the attainment of such levels. Provided the performance conditions associated with these awards are ultimately attained, these awards will vest in various increments between 2010 and 2014. The remaining 0.4 million awards contain the same performance conditions in order to accelerate the vesting but will vest in 2012 regardless of whether the performance conditions are attained. Approximately 2.3 million of our 3.7 million outstanding awards also include DERs, of which 1.1 million are currently earned.
     Our accrued liability at June 30, 2007 related to all outstanding awards and DERs is $51.9 million which includes an accrual associated with our assessment that the distribution threshold of $3.50 is probable of occurring.
     Our expenses and cash and noncash vestings related to our LTIP are summarized in the table below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
LTIP expense(1)	$21.8	$6.0	$40.4	$16.8
LTIP unit vestings	$17.2	$—	$17.2	$—
LTIP cash settled vestings	$15.8	$0.4	$15.8	$0.4
DER cash payments	$1.3	$0.7	$2.4	$1.2

(1)	Approximately $8 million of the charge for the second quarter of 2007 and approximately $16 million of the charge for the first six months of 2007 is associated with the Partnership’s closing unit price increasing from $51.20 at December 31, 2006 to $57.61 at March 31, 2007 and $63.65 at June 30, 2007.

     As of June 30, 2007, the weighted average remaining contractual life of our outstanding awards (that are currently considered probable of vesting) was approximately 3.2 years based on expected vesting dates. Based on the June 30, 2007 fair value measurement and probability assessment regarding future distributions, we expect to recognize an additional $91.6 million of expense over the life of our outstanding awards related to the remaining unrecognized fair value. This estimate is based on the closing market price of our limited partner units of $63.65 at June 30, 2007. Actual amounts may differ materially as a result of a change in market price and a change in probability assessment of future distributions. We estimate that the remaining fair value will be recognized in expense as shown below (in millions):

LTIP
Fair Value
Year	Amortization(1)
2007 (2)	$16.3
2008	30.8
2009	23.7
2010	14.3
2011	4.4
2012	2.1

Total	$91.6

(1)	Amounts do not include fair value associated with awards containing performance conditions that are not considered to be probable of occurring at June 30, 2007.

(2)	Includes LTIP fair value amortization for the remaining six months of 2007.
     Our LTIP activity is summarized in the following table (in millions, except weighted average grant date fair values per unit):

		Weighted
		Average
		Grant Date
	Units	Fair Value per unit
Outstanding at December 31, 2006	3.0	$31.94
Granted	1.4	47.43
Vested	(0.7)	34.90
Cancelled or forfeited	—	—

Outstanding at June 30, 2007	3.7	$37.44
Note 9—Derivative Instruments and Hedging Activities
Summary of Financial Impact
     The derivative instruments we use consist primarily of futures and options contracts traded on the NYMEX, the ICE and over-the-counter, including commodity swap and option contracts entered into with financial institutions and other energy companies.
     A summary of the earnings impact of all derivative activities, including the change in fair value of open derivatives and settled derivatives taken to earnings, is as follows (in millions, losses designated in parentheses):

	For the Three Months Ended			For the Three Months Ended
	June 30, 2007			June 30, 2006
	Mark-to-			Mark-to-
	market, net	Settled	Total	market, net	Settled	Total
Commodity price-risk hedging	$13.4	$11.1	$24.5	$(2.6)	$(10.1)	$(12.7)
Controlled trading program	—	0.8	0.8	—	—	—
Interest rate risk hedging	(0.3)	(0.2)	(0.5)	—	(0.4)	(0.4)
Currency exchange rate risk hedging	1.8	0.8	2.6	0.2	—	0.2

Total	$14.9	$12.5	$27.4	$(2.4)	$(10.5)	$(12.9)

	For the Six Months Ended			For the Six Months Ended
	June 30, 2007			June 30, 2006
	Mark-to-			Mark-to-
	market, net	Settled	Total	market, net	Settled	Total
Commodity price-risk hedging	$(5.6)	$80.9	$75.3	$(3.3)	$(3.9)	$(7.2)
Controlled trading program	—	0.9	0.9	—	—	—
Interest rate risk hedging	(0.3)	(0.4)	(0.7)	—	(0.8)	(0.8)
Currency exchange rate risk hedging	3.8	(0.2)	3.6	0.2	—	0.2

Total	$(2.1)	$81.2	$79.1	$(3.1)	$(4.7)	$(7.8)

     The breakdown of the net mark-to-market impact to earnings between derivatives that do not qualify for hedge accounting and the ineffective portion of cash flow hedges is as follows (in millions, losses designated in parentheses):

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2007	2006	2007	2006
Derivatives that do not qualify for hedge accounting	$15.7	$(2.8)	$(0.7)	$(3.6)
Ineffective portion of cash flow hedges	(0.8)	0.4	(1.4)	0.5

Total	$14.9	$(2.4)	$(2.1)	$(3.1)

     Derivatives that do not qualify for hedge accounting consist of (i) derivatives that are an effective element of our risk management strategy but are not consistently effective to qualify for hedge accounting pursuant to SFAS No. 133, “Accounting For Derivative Instruments and Hedging Activities,” as amended (“SFAS 133”) and (ii) certain transactions that have not been designated as hedges.
     The following table summarizes the net assets and liabilities on our condensed consolidated balance sheet that are related to the fair value of our open derivative positions (in millions):

	June 30,	December 31,
	2007	2006
Other current assets	$38.7	$55.2
Other long-term assets	6.6	9.0
Other current liabilities	(68.2)	(77.3)
Long-term debt under credit facilities and other (fair value hedge adjustment)	1.4	—
Other long-term liabilities and deferred credits	(26.1)	(21.4)

Net liability	$(47.6)	$(34.5)

     The net liability related to the fair value of our open derivative positions consists of cumulative unrealized gains/losses recognized in earnings and cumulative unrealized gains/losses deferred to Accumulated Other Comprehensive Income (“AOCI”) as follows, by category (in millions, losses designated in parentheses):

	June 30, 2007			December 31, 2006
	Net asset			Net asset
	(liability)	Earnings	AOCI	(liability)	Earnings	AOCI
Commodity price-risk hedging	$(49.1)	$(24.5)	$(24.6)	$(32.5)	$(18.9)	$(13.6)
Controlled trading program	—	—	—	—	—	—
Interest rate risk hedging(1)	(0.3)	(0.3)	—	—	—	—
Currency exchange rate risk hedging	1.8	1.8	—	(2.0)	(2.0)	—

	$(47.6)	$(23.0)	$(24.6)	$(34.5)	$(20.9)	$(13.6)

(1)	Amounts are presented on a net basis and include both the net asset/(liability) related to our interest rate swaps and the fair value adjustment related to the underlying debt.
     In addition to the $24.6 million of unrealized losses deferred to AOCI for open derivative positions, AOCI also includes a deferred loss of approximately $5.9 million that relates to terminated interest rate swaps that were cash settled in connection with the refinancing of debt agreements over the past five years. The deferred loss related to these instruments is being amortized to interest expense over the original terms of the terminated instruments.
     The total amount of deferred net losses recorded in AOCI is expected to be reclassified to future earnings, contemporaneously with the related physical purchase or delivery of the underlying commodity or payments of interest. Of the total net loss deferred in AOCI at June 30, 2007, a net loss of $25.3 million will be reclassified into earnings in the next twelve months. The remaining net loss will be reclassified at various intervals (ending in 2016 for amounts related to our terminated interest rate swaps and 2008 for amounts related to our commodity price-risk hedging). Because a portion of these amounts is based on market prices at the current period end, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions. During the three and six months ended June 30, 2007, no amounts were reclassified to earnings from AOCI in connection with forecasted transactions that were no longer considered probable of occurring.
Note 10—Related Party Transactions
Crude Oil Purchases
     Until August 12, 2005, Vulcan Energy owned 100% of Calumet Florida L.L.C. (“Calumet”). Until May 24, 2007, Calumet was owned by Vulcan Resources Florida, Inc., the majority of which is owned by Paul G. Allen. On May 24, 2007, Calumet was sold and ceased to be related to Vulcan. In the period from April 1, 2007, until the date that Calumet was sold, we purchased crude oil from Calumet for approximately $5.9 million and in the period from January 1, 2007 until the date that Calumet was sold, we purchased crude oil from Calumet for approximately $17.2 million. In the second quarter and the first six months of 2006, we purchased crude oil from Calumet for approximately $11.3 million and $22.6 million, respectively.
Gas Hedges
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
Note 11—Income Taxes
     Our U.S. and Canadian subsidiaries are not taxable entities in the U.S. and are not subject to U.S. federal or state income taxes because the tax effect of operations is passed through to our unitholders. However, certain of our Canadian subsidiaries are taxable entities in Canada and are subject to Canadian federal and provincial income taxes. Our provision for income taxes for the three and six months ended June 30, 2007 reflects these Canadian federal and provincial taxes in addition to tax obligations under the Texas Margin Tax described below.
     In June 2007, Canadian legislation was passed that imposes Canadian tax on Specified Flow-Through Investments (“SIFT”). The legislation includes a safe harbor provision which grandfathers existing entities and delays the effective date of such legislation until 2011 subject to companies not exceeding the normal growth guidelines as defined in the legislation. Although limited guidance is currently available, we believe that it is more likely than not that our Canadian partnerships will be considered a SIFT under the legislation and thus would be subject to the tax. We are currently within the normal growth guidelines as defined in the legislation, which delays the effective date for us until 2011. In conjunction with the passage of this legislation, we have recognized a net deferred income tax provision of approximately $10.8 million during the three months ended June 30, 2007. This amount represents the estimated tax effect of temporary differences that exist at June 30, 2007 and are expected to reverse after the date that this legislation is effective for us based on the 31.5% tax rate that is expected to be in effect when these temporary differences reverse. Substantially all of this amount is related to differences between book basis and tax basis depreciation on applicable property and equipment. If and when facts and circumstances change, we will reassess our position and record adjustments as necessary.
     In May 2006, the State of Texas enacted a new business tax (the “Texas Margin Tax”) that replaced its franchise tax. In general, any entity that conducts business in Texas is subject to the Texas Margin Tax. The tax is assessed on Texas sourced taxable margin which is defined as the lesser of (i) 70% of total revenue or (ii) total revenue less (a) cost of goods sold or (b) compensation and benefits.
     Although the bill states that the margin tax is not an income tax, it has the characteristics of an income tax since it is determined by applying a tax rate to a base that considers both revenue and expenses. Therefore we have accounted for Texas Margin Tax as income tax expense. Texas Margin Tax is effective for returns originally due on or after January 1, 2008. For calendar year end companies such as us, the margin tax is applied to 2007 activity.
     We adopted the provisions of FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109, on January 1, 2007. The adoption of FIN 48 had no material impact on our financial statements. We recognize interest and penalties related to uncertain tax positions in income tax expense. At June 30, 2007, we have no material assets, liabilities or accrued interest associated with uncertain tax positions.
     We file income tax returns in Canadian federal and various provincial jurisdictions. Generally, we are no longer subject to Canadian federal and provincial income tax examinations for years before 2004.
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
     The People of the State of California v. Pacific Pipeline System, LLC (“PPS”). In March 2005, a release of approximately 3,400 barrels of crude oil occurred on Line 63, subsequently acquired by us in the Pacific merger. The release occurred when Line 63 was severed as a result of a landslide caused by heavy rainfall in the Pyramid Lake area of Los Angeles County. Total projected emergency response, remediation and restoration costs are approximately $26 million, substantially all of which had been incurred as of June 30, 2007. We expect to incur the remaining costs before the end of 2007. We anticipate that the majority of such costs will be covered under a pre-existing PPS pollution liability insurance policy.
     In March 2006, PPS, a subsidiary acquired in the Pacific merger, was served with a four-count misdemeanor criminal action in the Los Angeles Superior Court Case No. 6NW01020, which alleges the violation by PPS of two strict liability statutes under the California Fish and Game Code for the unlawful deposit of oil or substances harmful to wildlife into the environment, and violations of two sections of the California Water Code for the willful and intentional discharge of pollution into state waters. The fines that can be assessed against PPS for the violations of the strict liability statutes are based, in large measure, on the volume of unrecovered crude oil that was released into the environment, and, therefore, the maximum state fine, if any, that can be assessed is estimated to be approximately $1.1 million in the aggregate. This amount is subject to a downward adjustment with respect to actual volumes of recovered crude oil, and the State of California has the discretion to further reduce the fine, if any, after considering other mitigating factors. Because of the uncertainty associated with these factors, the final amount of the fine that will be assessed for the strict liability offenses cannot be ascertained. We will defend against these charges. In addition to these fines, the State of California has indicated that it may seek to recover approximately $150,000 in natural resource damages against PPS in connection with this matter. The mitigating factors may also serve as a basis for a downward adjustment of the natural resource damages amount. We believe that certain of the alleged violations are without merit and intend to defend against them, and that mitigating factors should apply.
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
     Kosseff v. Pacific Energy, et al, case no. BC 3544016. On June 15, 2006, a lawsuit was filed in the Superior Court of California, County of Los Angeles, in which the plaintiff alleged that he was a unitholder of Pacific and in which he sought to represent a class comprising all of Pacific’s unitholders. The complaint named as defendants Pacific and certain of the officers and directors of Pacific’s general partner, and asserted claims of self-dealing and breach of fiduciary duty in connection with the pending merger with us and related transactions. The plaintiff sought injunctive relief against completing the merger or, if the merger was completed, rescission of the merger, other equitable relief, and recovery of the plaintiff’s costs and attorneys’ fees. On September 14, 2006, Pacific and the other defendants entered into a memorandum of settlement with the plaintiff to settle the lawsuit. As part of the settlement, Pacific and the other defendants denied all allegations of wrongdoing and expressed willingness to settle the lawsuit solely because the settlement would eliminate the burden and expense of further litigation. The settlement was approved by the court on June 25, 2007. The settlement did not include award of monetary damages, however, in connection with the settlement, we (as successor to Pacific) paid approximately $0.5 million to the plaintiff’s counsel for their fees and expenses and incurred the cost of mailing materials to the Pacific unitholders.
     Pacific Atlantic Terminals. In connection with the Pacific merger, we acquired Pacific Atlantic Terminals LLC (“PAT”), which is now one of our subsidiaries. PAT owns crude oil and refined products terminals in northern California and in the Philadelphia metropolitan area. In the process of integrating PAT’s assets into our operations, we identified certain aspects of the operations at the California terminals that appeared to be out of compliance with specifications under the relevant air quality permit. We conducted a prompt review of the circumstances and self-reported the apparent historical occurrences of non-compliance to the Bay Area Air Quality Management District. We are cooperating with the District’s review of these matters. Although we are currently unable to determine the outcome of the foregoing, at this time, we do not believe it will have a material impact on our financial condition, results of operations or cash flows.
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

     Environmental. We have in the past experienced and in the future likely will experience releases of crude oil into the environment from our pipeline and storage operations. We also may discover environmental impacts from past releases that were previously unidentified. Although we maintain an inspection program designed to prevent and, as applicable, to detect and address such releases promptly, damages and liabilities incurred due to any such environmental releases from our assets may substantially affect our business. As we expand our pipeline assets through acquisitions, we typically improve on (decrease) the rate of releases from such assets as we implement our standards and procedures, remove selected assets from service and spend capital to upgrade the assets. In the near-term post-acquisition period, however, the inclusion of additional miles of pipe in our operations may result in an increase in the absolute number of releases company-wide compared to prior periods. We experienced such an increase in connection with the Pacific acquisition, which added approximately 5,000 miles of pipeline to our operations, and in connection with the purchase of assets from Link Energy LLC in April 2004, which added approximately 7,000 miles of pipeline to our operations. As a result, we have also received an increased number of requests for information from governmental agencies with respect to such releases of crude oil (such as EPA requests under Clean Water Act Section 308), commensurate with the scale and scope of our pipeline operations. See “— Pipeline Releases” above.
     At June 30, 2007, our reserve for environmental liabilities totaled approximately $36.3 million, of which $16.1 million is classified as short-term and $20.2 million is classified as long-term. At June 30, 2007, we have recorded receivables totaling approximately $8.3 million for amounts that are probable of recovery under insurance and from third parties under indemnification agreements. Although we believe our reserve is adequate, costs incurred in excess of this reserve may be higher and may potentially have a material adverse effect on our financial condition, results of operations or cash flows.
     Other. A pipeline, terminal or other facility may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain insurance of various types that we consider adequate to cover our operations and properties. The insurance covers our assets in amounts considered reasonable. The insurance policies are subject to deductibles that we consider reasonable and not excessive. Our insurance does not cover every potential risk associated with operating pipelines, terminals and other facilities, including the potential loss of significant revenues. The overall trend in the environmental insurance industry appears to be a contraction in the breadth and depth of available coverage, while costs, deductibles and retention levels have increased. Absent a material favorable change in the environmental insurance markets, this trend is expected to continue as we continue to grow and expand. As a result, we anticipate that we will elect to self-insure more of our environmental activities or incorporate higher retention in our insurance arrangements. For example, in connection with our renewal of insurance in mid-2006, we increased our retention level for sudden and accidental pollution from $1 million to $5 million.
     The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. We believe we are adequately insured for public liability and property damage to others with respect to our operations. With respect to all of our coverage, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. In addition, although we believe that we have established adequate reserves to the extent that such risks are not insured, costs incurred in excess of these reserves may be higher and may potentially have a material adverse effect on our financial condition, results of operations or cash flows.
Note 13—Operating Segments
     In the fourth quarter of 2006, we revised the manner in which we internally evaluate our segment performance and decide how to allocate resources to our segments. Prior period disclosures have been revised to reflect our change in segments. Our operations are conducted through three operating segments: (i) Transportation, (ii) Facilities and (iii) Marketing.
     Our chief operating decision maker evaluates segment performance based on segment profit, segment volumes, segment profit per barrel and maintenance capital. We define segment profit as revenues and equity in earnings of unconsolidated entities less (i) purchases and related costs, (ii) field operating costs and (iii) segment general and administrative (“G&A”) expenses. Each of the items above excludes depreciation and amortization. As a master limited partnership, we make quarterly distributions of our “available cash” (as defined in our partnership agreement) to our unitholders. Therefore, we look at each period’s earnings before non-cash depreciation and amortization as an important measure of segment performance. The exclusion of depreciation and amortization expense could be viewed as limiting the usefulness of segment profit as a performance measure because it does not account in current periods for the implied reduction in value of our capital assets, such as crude oil pipelines and facilities, caused by aging and wear and tear. We compensate for this limitation by recognizing that depreciation and amortization are largely offset by repair and maintenance costs, which lessen the actual decline in the value of our principal fixed assets. These maintenance costs are a component of field operating costs included in segment profit or in maintenance capital, depending on the nature of the cost. Maintenance capital, which is deducted in determining “available cash,” consists of capital expenditures required either to maintain the existing operating capacity of partially or fully depreciated assets or to extend their useful lives. Capital expenditures made to expand our existing capacity, whether through construction or acquisition, are considered expansion capital expenditures, not maintenance capital. Repair and maintenance expenditures associated with existing assets that do not extend the useful life or expand the operating capacity are charged to expense as incurred.
     The following tables reflect certain financial data for each segment for the periods indicated (in millions):

	Transportation	Facilities	Marketing	Total
Three Months Ended June, 2007
Revenues:
External Customers (1)	$108.5	$30.9	$3,778.4	$3,917.8
Intersegment (2)	85.7	23.3	9.1	118.1

Total revenues of reportable segments	$194.2	$54.2	$3,787.5	$4,035.9

Equity earnings in unconsolidated entities	$1.2	$3.8	$—	$5.0

Segment profit (1)(3)(4)	$79.7	$28.9	$101.2	$209.8

SFAS 133 impact (1)	$—	$—	$15.2	$15.2

Maintenance capital	$9.2	$2.4	$(0.7)	$10.9

	Transportation	Facilities	Marketing	Total
Three Months Ended June, 2006
Revenues:
External Customers (1)	$85.6	$9.2	$4,797.2	$4,892.0
Intersegment (2)	45.3	12.2	0.2	57.7

Total revenues of reportable segments	$130.9	$21.4	$4,797.4	$4,949.7

Equity earnings in unconsolidated entities	$0.5	$1.1	$—	$1.6

Segment profit (1)(3)(4)	$53.4	$8.1	$58.0	$119.5

SFAS 133 impact (1)	$—	$—	$(2.4)	$(2.4)

Maintenance capital	$3.4	$0.7	$0.3	$4.4

	Transportation	Facilities	Marketing	Total
Six Months Ended June 30, 2007
Revenues:
External Customers (1)	$210.5	$56.5	$7,880.3	$8,147.3
Intersegment (2)	161.9	42.8	16.8	221.5

Total revenues of reportable segments	$372.4	$99.3	$7,897.1	$8,368.8

Equity earnings in unconsolidated entities	$2.1	$6.5	$—	$8.6

Segment profit (1)(3)(4)	$152.8	$50.8	$167.2	$370.8

SFAS 133 impact (1)	$—	$—	$(1.8)	$(1.8)

Maintenance capital	$12.4	$6.2	$3.1	$21.7

	Transportation	Facilities	Marketing	Total
Six Months Ended June 30, 2006
Revenues:
External Customers (includes buy/sell revenues of $0, $0, and $4,761.9, respectively) (1) (5)	$157.3	$12.5	$13,357.3	$13,527.1
Intersegment (2) (5)	91.5	20.8	0.4	112.7

Total revenues of reportable segments	$248.8	$33.3	$13,357.7	$13,639.8

Equity earnings in unconsolidated entities	$0.8	$0.9	$—	$1.7

Segment profit (1)(3)(4)	$91.5	$10.6	$111.1	$213.2

SFAS 133 impact (1)	$—	$—	$(3.1)	$(3.1)

Maintenance capital	$6.4	$1.5	$1.2	$9.1

(1)	Amounts related to SFAS 133 are included in revenues in the marketing segment and impact marketing segment profit.

(2)	Intersegment sales are intended to reflect arms length transactions.

(3)	Marketing segment profit includes interest expense on contango purchases of $12.8 million and $13.3 million for the three months ended June 30, 2007 and 2006, respectively, and $24.5 million and $21.9 million for the six months ended June 30, 2007 and 2006, respectively.

(4)	The following table reconciles segment profit to consolidated income before cumulative effect of change in accounting principle (in millions):

	For the three months		For the six months
	ended June 30,		ended June 30,
	2007	2006	2007	2006
Segment profit	$209.8	$119.5	$370.8	$213.2
Depreciation and amortization	(52.1)	(21.3)	(92.0)	(42.9)
Interest expense	(41.2)	(18.0)	(82.3)	(33.3)
Interest income and other income (expense), net	0.4	0.1	5.2	0.4
Income tax expense	(12.1)	—	(12.2)	—

Income before cumulative effect of change in accounting principle	$104.8	$80.3	$189.5	$137.4

(5)	The adoption of EITF 04-13 in 2006 resulted in inventory purchases and sales under buy/sell transactions, which historically would have been recorded gross as purchases and sales, to be treated as inventory exchanges in our consolidated statements of operations.
Note 14—Recent Accounting Pronouncements
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — including an amendment of FAS 115” (“SFAS 159”). SFAS 159 allows entities to choose, at specified election dates, to measure eligible financial assets and liabilities at fair value in situations in which they are not otherwise required to be measured at fair value. If a company elects the fair value option for an eligible item, changes in that item’s fair value in subsequent reporting periods must be recognized in current earnings. The provisions of SFAS 159 will be effective for fiscal years beginning after November 15, 2007. We are evaluating the impact of adoption of SFAS 159 but do not currently expect the adoption to have a material impact on our financial position, results of operations or cash flows.
     In December 2006, the FASB issued FASB Staff Position EITF 00-19-2, “Accounting for Registration Payment Arrangements” (the “FSP”). The FSP specifies that the contingent obligation to make future payments under a registration payment arrangement should be separately recognized and measured in accordance with FASB Statement No. 5 “Accounting for Contingencies.” The FSP was effective immediately for registration payment arrangements and the financial instruments subject to those arrangements entered into or modified subsequent to December 21, 2006. For registration payment arrangements and for the financial instruments subject to those arrangements that were entered into prior to December 21, 2006, the FSP is effective for fiscal years beginning after December 15, 2006. At June 30, 2007, we did not have any material contingent obligations under registration payment arrangements.
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
     In September 2006, the FASB issued FASB Staff Position AUG AIR-1, “Accounting for Planned Major Maintenance Activities” (“FSP AUG AIR-1”). FSP AUG AIR-1 prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities. FSP AUG AIR-1 is effective for the first fiscal year beginning after December 15, 2006. We expense major maintenance activities as incurred. The adoption of FSP AUG AIR-1 did not have any impact on our financial position, results of operations or cash flows.

     In June 2006, the EITF issued Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 is effective for all periods beginning after December 15, 2006 and its scope includes any tax that is assessed by a governmental authority that is both imposed on and concurrent with a specific revenue-producing transaction between a seller and a customer. The EITF stated that it is an entity’s accounting policy decision whether to present the taxes on a gross basis (within revenues and costs) or on a net basis (excluded from revenues) but that the accounting policy should be disclosed. If presented on a gross basis, an entity is required to report the amount of such taxes for each period for which an income statement is presented, if those amounts are significant. Our accounting policy is to present such taxes on a net basis.
Note 15 — Supplemental Condensed Consolidating Financial Information
     Some but not all of our 100% owned subsidiaries have issued full, unconditional, and joint and several guarantees of our Senior Notes. Given that certain, but not all, subsidiaries are guarantors of our Senior Notes, we are required to present the following supplemental condensed consolidating financial information. For purposes of the following footnote, the parent company is referred to as “Plains All American.” See Note 12 of Part IV of our 2006 Annual Report on Form 10-K for detail of which subsidiaries are classified as “Guarantor Subsidiaries” and which subsidiaries are classified as “Non-Guarantor Subsidiaries.”
     The following supplemental condensed consolidating financial information reflects Plains All American’s separate accounts, the combined accounts of the Guarantor Subsidiaries, the combined accounts of the Non-Guarantor Subsidiaries, the combined consolidating adjustments and eliminations and Plains All American’s consolidated accounts for the dates and periods indicated. For purposes of the following condensed consolidating information, Plains All American’s investments in its subsidiaries and the Guarantor Subsidiaries’ investments in their subsidiaries are accounted for under the equity method of accounting.

	Condensed Consolidating Balance Sheet
	June 30, 2007
	Plains	Combined	Combined
	All	Guarantor	Non-Guarantor
	American	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Total current assets	$2,519.4	$3,202.5	$76.1	$(2,335.6)	$3,462.4
Property plant and equipment, net	—	3,468.8	618.0	—	4,086.8
Other assets:
Investment in unconsolidated entities	3,544.3	822.8	—	(4,167.0)	200.1
Other assets	21.4	1,177.9	315.6	—	1,514.9

Total assets	$6,085.1	$8,672.0	$1,009.7	$(6,502.6)	$9,264.2

LIABILITIES AND PARTNERS’ CAPITAL
Total current liabilities	$62.1	$5,151.9	$237.3	$(2,335.6)	$3,115.7
Other liabilities:
Long-term debt	2,621.7	2.6	—	—	2,624.3
Other long-term liabilities and deferred credits	1.7	120.7	2.2	—	124.6

Total liabilities	2,685.5	5,275.2	239.5	(2,335.6)	5,864.6

Partners’ Capital	3,399.6	3,396.8	770.2	(4,167.0)	3,399.6

Total liabilities and partners’ capital	$6,085.1	$8,672.0	$1,009.7	$(6,502.6)	$9,264.2

	Condensed Consolidating Balance Sheet

	December 31, 2006
	Plains	Combined	Combined
	All	Guarantor	Non-Guarantor
	American	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
ASSETS
Total current assets	$2,573.8	$3,048.7	$97.6	$(2,562.5)	$3,157.6
Property plant and equipment, net	—	3,226.9	615.1	—	3,842.0
Other assets:					—
Investment in unconsolidated entities	3,037.7	731.3	—	(3,586.0)	183.0
Other assets	23.0	1,197.9	311.4	—	1,532.3

Total assets	$5,634.5	$8,204.8	$1,024.1	$(6,148.5)	$8,714.9

LIABILITIES AND PARTNERS’ CAPITAL
Total current liabilities	$34.2	$5,355.9	$14.1	$(2,379.5)	3,024.7
Other liabilities:
Long-term debt	2,623.2	(273.3)	276.4	—	2,626.3
Other long-term liabilities and deferred credits	0.3	84.5	2.3	—	87.1

Total liabilities	2,657.7	5,167.1	292.8	(2,379.5)	5,738.1

Partners’ Capital	2,976.8	3,037.7	731.3	(3,769.0)	2,976.8

Total liabilities and partners’ capital	$5,634.5	$8,204.8	$1,024.1	$(6,148.5)	$8,714.9

	Condensed Consolidating Statement of Operations

	Three Months Ended June 30, 2007
	Plains	Combined	Combined
	All	Guarantor	Non-Guarantor
	American	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues (1)	$—	$356.7	$31.5	$—	$388.2
Field operating costs	—	125.7	10.0	—	135.7
General and administrative expenses	0.1	47.5	0.1	—	47.7
Depreciation and amortization	0.6	46.4	5.1	—	52.1

Operating income	(0.7)	137.1	16.3	—	152.7

Equity earnings in unconsolidated entities	146.4	17.5	—	(158.9)	5.0
Interest expense	41.0	0.2	—	—	41.2
Interest and other income (expense)	0.1	0.3	—	—	0.4
Income tax expense	—	12.1	—	—	12.1

Net (loss) income	$104.8	$142.6	$16.3	$(158.9)	$104.8

(1)	Net operating revenues are calculated as “Total revenues” less “Crude oil, refined products and LPG purchases and related costs”.

	Condensed Consolidating Statement of Operations

	Six Months Ended June 30, 2007
	Plains	Combined	Combined
	All	Guarantor	Non-Guarantor
	American	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
Net operating revenues (1)	$—	$658.5	$59.6	$—	$718.1
Field operating costs	—	242.8	18.6	—	261.4
General and administrative expenses	0.1	95.5	(1.1)	—	94.5
Depreciation and amortization	1.3	80.6	10.1	—	92.0

Operating income	(1.4)	239.6	32.0	—	270.2

Equity earnings in unconsolidated entities	272.6	34.1	—	(298.1)	8.6
Interest expense	82.2	0.1	—	—	82.3
Interest and other income (expense)	0.5	4.7	—	—	5.2
Income tax expense	—	12.2	—	—	12.2

Net (loss) income	$189.5	$266.1	$32.0	$(298.1)	$189.5

(1)	Net operating revenues are calculated as “Total revenues” less “Crude oil, refined products and LPG purchases and related costs.”

	Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2007
	Plains	Combined	Combined
	All	Guarantor	Non-Guarantor
	American	Subsidiaries	Subsidiaries	Eliminations	Consolidated
	(in millions)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$189.5	$266.1	$32.0	$(298.1)	$189.5
Adjustments to reconcile to cash flows from operating activities:
Depreciation, amortization and other	1.3	80.6	10.1	—	92.0
Inventory valuation adjustment	—	0.6	—	—	0.6
Gain on sale of investment assets	—	(3.9)	—	—	(3.9)
SFAS 133 mark-to-market adjustment	0.3	1.8	—	—	2.1
Long-Term Incentive Plan charge	—	40.4	—	—	40.4
Deferred income tax expense	—	12.2	—	—	12.2
Noncash amortization of terminated interest rate hedging instruments	0.4	—	—	—	0.4
Gain on foreign currency revaluation	—	(2.0)	—	—	(2.0)
Equity earnings in unconsolidated entities	(271.8)	(33.3)	—	(297.3)	(7.8)
Net change in assets and liabilities, net of acquisitions	(82.8)	62.8	(31.8)	0.8	(51.0)

Net cash provided by operating activities	(163.1)	425.3	10.3	—	272.5

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisition	—	(17.5)	—	—	(17.5)
Additions to property and equipment	—	(256.6)	(10.3)	—	(266.9)
Investment in unconsolidated entities, net	(9.3)	—	—	—	(9.3)
Cash paid for linefill in assets owned	—	(14.7)	—	—	(14.7)
Proceeds from sales of assets	—	12.6		—	12.6

Net cash used in investing activities	(9.3)	(276.2)	(10.3)	—	(295.8)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments on working capital revolving credit facility	—	(175.1)	—	—	(175.1)
Net borrowings on short-term letter of credit and hedged inventory facility	—	52.3	—	—	52.3
Net proceeds from the issuance of common units	382.5	—	—	—	382.5
Distributions paid to unitholders and general partner	(212.0)	—	—	—	(212.0)
Other financing activities	0.4	(0.5)	—	—	(0.1)

Net cash provided by financing activities	170.9	(123.3)	—	—	47.6

Effect of translation adjustment on cash	—	9.0	—	—	9.0

Net increase (decrease) in cash and cash equivalents	(1.5)	34.8	—	—	33.3
Cash and cash equivalents, beginning of period	2.3	9.0			11.3

Cash and cash equivalents, end of period	$0.8	$43.8	$—	$—	$44.6

For the three months and six months ended June 30, 2006, the Non-Guarantor Subsidiaries were considered minor, as defined by Regulation S-X rule 3-10(h)(6). As a result, supplemental condensed consolidating financial information is not presented for those periods.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     The following discussion is intended to provide investors with an understanding of our financial condition and our results of operations and should be read in conjunction with our historical consolidated financial statements and accompanying notes. For more detailed information regarding the basis of presentation for the following financial information, see the “Notes to the Condensed Consolidated Financial Statements.”
Highlights — Second Quarter of 2007

	For the three months			For the six months
	ended June 30,			ended June 30,
			Change			Change
	2007	2006	(%)	2007	2006	(%)
Net income (in millions)	$104.8	$80.3	31%	$189.5	$143.7	32%
Earnings per basic limited partner unit (1)	$0.78	$0.82	(5)%	$1.40	$1.55	(10)%
Earnings per diluted limited partner unit (1)	$0.78	$0.81	(4)%	$1.39	$1.53	(9)%

(1)	See Note 6 to our Condensed Consolidated Financial Statements for a discussion of the impact of Emerging Issues Task Force (“EITF”) Issue No. 03-06, “Participating Securities and the Two-Class Method under Financial Accounting Standards Board (“FASB”) Statement No. 128.”
     Key items impacting the first half of 2007 include:
Income Statement

•	Contributions from the November 2006 acquisition of Pacific Energy Partners L.P. (“Pacific”) as well as eight additional acquisitions throughout 2006 and two acquisitions in 2007.

•	Favorable execution of our risk management strategies around our marketing assets in a pronounced contango market with a high level of overall crude oil volatility. See “Outlook.”

•	Long-Term Incentive Plan (“LTIP”) expense of $40 million (compared to approximately $17 million for the first half of 2006), including an expense of approximately $16 million associated with a 24% increase in the price of our units.

•	Deferred tax expense of $10.8 million pertaining to recently enacted Canadian tax legislation.

•	An increase in costs and expenses primarily associated with our continued growth from internal growth projects and acquisitions.

•	A net loss of approximately $9 million upon disposition of certain assets.

•	An approximate $6.9 million increase in equity earnings.

•	An approximate $4 million gain on the sale of a portion of our stock ownership in the NYMEX.
Balance Sheet and Capital Structure
•	The completion of two acquisitions for aggregate consideration of approximately $17 million.

•	The sale of 6.3 million limited partner units for net proceeds of approximately $383 million.

•	Capital expenditures for internal growth projects of $257 million for the first half of 2007, which represent approximately 47% of the 2007 planned expansion capital expenditures.
Acquisitions and Internal Growth Projects
     The following table summarizes our capital expenditures incurred in the periods indicated (in millions):

	Six Months Ended
	June 30,
	2007	2006
Acquisition capital (1)	$26.3	$443.1
Investment in PAA/Vulcan Gas Storage, LLC	9.3	10.0
Internal growth projects	256.5	103.5
Maintenance capital	21.7	9.1

	$313.8	$565.7

(1)	The amount for the six months ended June 30, 2007 includes working capital purchase price adjustments of approximately $9 million related to 2006 acquisitions.
Acquisitions
     During the first half of 2007, we acquired (i) a commercial refined products supply and marketing business (reflected in our marketing segment) for approximately $8 million in cash (including approximately $7 million of goodwill) and (ii) a trucking business (reflected in our transportation segment) for approximately $9 million in cash (including approximately $4 million of goodwill). Also, during the first half of 2007 we signed an agreement to acquire the Bumstead LPG storage facility located near Phoenix, Arizona for approximately $52 million. The acquisition closed in July 2007, and will be reflected in our facilities segment.
Internal Growth Projects
     We forecast approximately $550 million in capital expenditures for expansion projects during calendar year 2007, of which approximately $257 million was incurred in the first six months. These projects include the construction and expansion of pipeline systems and crude oil and LPG storage facilities. Following are some of the more notable projects to be undertaken in 2007 and the estimated expenditures for the year (in millions):

Projects	2007
St. James, Louisiana Storage Facility	$75.0
Cheyenne Pipeline	58.0
Salt Lake City Expansion	52.0
Cushing Tankage — Phase VI	34.0
Patoka Tankage	32.0
Martinez Terminal	25.0
Fort Laramie Tank Expansion	21.0
High Prairie Rail Terminal	13.0
Paulsboro Expansion	12.0
Elk City to Calumet	12.0
Pier 400	10.0
Kerrobert Tankage	10.0
Other Projects	196.0

Total	$550.0

     We forecast approximately $52 million in capital expenditures for maintenance projects during calendar year 2007, of which approximately $22 million was incurred in the first six months.

     We do not expect the majority of these projects to contribute significantly to net income or cash flow from operations in 2007, but expect them to have a more significant impact beginning in 2008.
Results of Operations

	For the three months		For the six months
	ended June 30		ended June 30
	2007	2006	2007	2006
	(in millions)		(in millions)
Transportation segment profit	$79.7	$53.4	$152.8	$91.5
Facilities segment profit	28.9	8.1	50.8	10.6
Marketing segment profit	101.2	58.0	167.2	111.1

Total segment profit	209.8	119.5	370.8	213.2
Depreciation and amortization	(52.1)	(21.3)	(92.0)	(42.9)
Interest expense	(41.2)	(18.0)	(82.3)	(33.3)
Interest income and other income	0.4	0.1	5.2	0.4
Income tax expense	(12.1)	—	(12.2)	—

Income before cumulative effect of change in accounting principle	104.8	80.3	189.5	137.4
Cumulative effect of change in accounting principle	—	—	—	6.3

Net income	$104.8	$80.3	$189.5	$143.7

Analysis of Operating Segments
     In order to evaluate the performance of our segments, management focuses on the following metrics: (i) segment profit, (ii) segment volumes, (iii) segment profit per barrel calculated on these volumes and (iv) maintenance capital. See Note 13 to our Condensed Consolidated Financial Statements for further discussion on how we evaluate segment performance.
Transportation
     The following table sets forth our operating results from our transportation segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating Results (1) (in millions, except per barrel amounts)
Revenues
Tariff revenue	$164.2	$107.0	$317.1	$202.5
Third-party trucking	30.0	23.9	55.3	46.3

Total transportation revenues	194.2	130.9	372.4	248.8

Costs and Expenses
Third-party trucking costs	(20.5)	(18.6)	(38.0)	(36.8)
Field operating costs (excluding LTIP charge)	(73.2)	(46.8)	(139.6)	(93.7)
LTIP charge — operations (2)	(2.5)	(0.6)	(4.6)	(1.7)
Segment G&A expenses (excluding LTIP charge) (3)	(11.2)	(9.5)	(23.8)	(19.4)
LTIP charge — general and administrative (2)	(8.3)	(2.5)	(15.7)	(6.5)
Equity earnings in unconsolidated entities	1.2	0.5	2.1	0.8

Segment profit	$79.7	$53.4	$152.8	$91.5

Maintenance capital	$9.2	$3.4	$12.4	$6.4

Segment profit per barrel	$0.30	$0.28	$0.30	$0.25

Average Daily Volumes (thousands of barrels per day) (4)
Tariff activities:
All American	47	53	48	48
Basin	407	330	374	322
Capline	231	178	233	132
Line 63 / 2000	181	N/A	181	N/A
Salt Lake City	64	N/A	63	N/A
North Dakota/Trenton	98	87	96	85
West Texas/New Mexico area systems	395	478	381	460
Manito	74	73	74	69
Refined products	105	N/A	110	N/A
Other	1,170	802	1,131	792

Tariff activities total	2,772	2,001	2,691	1,908
Trucking volumes	107	103	108	114

Transportation activities total	2,879	2,104	2,799	2,022

(1)	Revenues and purchases include intersegment amounts.

(2)	Compensation expense related to our LTIP.

(3)	Segment G&A expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments based on management’s assessment of the business activities for that period. The proportional allocations by segment require judgment by management and may be adjusted in the future based on the business activities that exist during each period.

(4)	Volumes associated with acquisitions represent total volumes for the number of days we actually owned the assets divided by the number of days in the period.
     Segment profit, our primary measure of segment performance, was impacted by the following:
•	Increased volumes and related tariff revenues — In the second quarter of 2007, average daily volumes from our tariff activities increased by approximately 771,000 barrels per day or 39% and tariff revenues increased by approximately $57 million or 53% compared to the corresponding period of 2006. In the first six months of 2007, average daily volumes from our tariff activities increased by approximately 783,000 barrels per day or 41% and tariff revenues increased by approximately $115 million or 57% compared to the corresponding period of 2006. The increase in volumes and tariff revenues is attributable to a combination of the following factors:

•	higher volumes on our Basin and Capline systems primarily from multi-year contracts entered into during the second quarter of 2006;

•	Pipeline systems acquired or brought into service during the last six months of 2006 (primarily from the Pacific acquisition), which contributed approximately 705,000 barrels per day and $45 million of revenues during the second quarter of 2007 and approximately 708,000 barrels per day and $90 million of revenues during the first six months of 2007;

•	higher volumes on various other systems; and

•	An increase of approximately $5 million and $6 million for the second quarter and first six months of 2007, respectively, from our loss allowance oil primarily resulting from increased volumes. As is common in the industry, our crude oil tariffs incorporate a “loss allowance factor” that is intended to offset losses due to evaporation, measurement and other losses in transit. The loss allowance factor averages approximately 0.2%, by volume. We value the variance of allowance volumes to actual losses at the average market value at the time the variance occurred and the result is recorded as either an increase or decrease to tariff revenues. Gains or losses on subsequent sales of allowance oil barrels are also included in tariff revenues.
•	Increased field operating costs — Field operating costs have increased for most categories of costs for the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 as we have continued to grow through acquisitions and expansion projects. The most significant cost increases in the second quarter and first six months of 2007 (primarily from recent acquisitions) have been related to (i) payroll and benefits, (ii) utilities, (iii) pipeline integrity work and (iv) property taxes.

•	Increased segment G&A expenses — Segment G&A expenses excluding LTIP charges increased in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006 primarily as a result of the acquisitions and internal growth projects discussed above.

•	Increased LTIP expenses — LTIP charges included in field operating costs and segment G&A expenses increased approximately $8 million and $12 million in the second quarter and first six months of 2007, respectively, over the second quarter and first six months of 2006, primarily as a result of additional LTIP grants and an increase in our closing unit price to $63.65 at June 30, 2007 from $51.20 at December 31, 2006. The second quarter and first six months of 2007 include an increased expense associated with the increase in the price of our units compared to the corresponding periods of 2006. See Note 8 to our Condensed Consolidated Financial Statements.
Facilities
     The following table sets forth our operating results from our facilities segment for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating Results (in millions, except per barrel amounts)

Storage and terminalling revenues (1)	$54.2	$21.4	$99.3	$33.3
Field operating costs (excluding LTIP charge)	(21.3)	(8.9)	(40.2)	(14.4)
LTIP charge — operations (3)	(0.1)	—	(0.1)	—
Segment G&A expenses (excluding LTIP charge) (2)	(4.6)	(4.5)	(9.5)	(7.0)
LTIP charge — general and administrative (3)	(3.1)	(1.0)	(5.2)	(2.2)
Equity in earnings in unconsolidated entities	3.8	1.1	6.5	0.9

Segment profit	$28.9	$8.1	$50.8	$10.6

Maintenance capital	$2.4	$0.7	$6.2	$1.5

Segment profit per barrel	$0.25	$0.13	$0.22	$0.08

Volumes(4)
Crude oil, refined products and LPG storage (average monthly capacity in millions of barrels)	36.0	19.0	35.6	18.7

Natural gas storage, net to our 50% interest (average monthly capacity in billions of cubic feet)	12.9	12.9	12.9	12.2

LPG and crude processing (thousands of barrels per day)	20.0	18.0	16.9	9.1

Facilities activities total (average monthly capacity in millions of barrels) (5)	38.8	21.7	38.3	21.0

(1)	Revenues include intersegment amounts.

(2)	Segment G&A expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments based on management’s assessment of the business activities for that period. The proportional allocations by segment require judgment by management and may be adjusted in the future based on the business activities that exist during each period.

(3)	Compensation expense related to our LTIP.

(4)	Volumes associated with acquisitions represent total volumes for the number of months we actually owned the assets divided by the number of months in the period.

(5)	Calculated as the sum of: (i) crude oil, refined products and LPG storage capacity; (ii) natural gas storage capacity divided by 6 to account for the ratio of 6:1 mcf of gas to one barrel of crude oil; and (iii) LPG and crude processing volumes multiplied by the number of days in the month and divided by 1,000 to convert to monthly volumes in millions.
     Segment profit, our primary measure of segment performance, was impacted by the following:
•	Increased volumes and related revenues — In the second quarter of 2007, average monthly volumes increased by approximately 17.1 million barrels or 79%, and revenues increased by approximately $33 million or 153%, in each case as compared to the corresponding period of 2006. In the first six months of 2007, average daily volumes increased by approximately 17.3 million barrels or 82%, and revenues increased by approximately $66 million or 198%, in each case as compared to the corresponding period of 2006. The increase in volumes and revenues is attributable to a combination of the following factors:
•	Increased storage and terminalling revenues from crude facilities — The increase in volumes and related revenues during the second quarter and first six months of 2007 primarily relates to (i) the acquisition of Pacific in the fourth quarter of 2006 and other acquisitions completed during 2006, and (ii) additional capacity resulting from the second quarter completion of Phase I of the St. James construction project, which brought the capacity at St. James to 3.5 million barrels;

•	Revenues from refined product storage and terminalling — We had no revenue from refined products storage and terminalling until the acquisition of Pacific, which contributed additional revenues of approximately $10 million and $20 million in the second quarter and first six months of 2007, respectively; and

•	Increased revenues from LPG processing — The acquisition of the Shafter processing facility during the second quarter of 2006 resulted in additional processing revenues for the second quarter and first six months of 2007.
•	Increased field operating costs — Our continued growth, primarily from the acquisitions completed during 2006 and the additional tankage added in 2007 and 2006, is the principal cause of the increase in field operating costs in the second quarter and first six months of 2007. The significant components of the increased costs are detailed below:
•	Increases of $1.6 million and $5.9 million for the three and six months ended June 30, 2007, respectively, related to the operating costs associated with the Shafter processing facility, which we acquired in the Andrews acquisition in the second quarter of 2006;

•	Increases of $8.4 million and $15.5 million for the three and six months ended June 30, 2007, respectively, related to the operating costs associated with the Pacific acquisition; and

•	Increases of $0.7 million and $0.9 million for the three and six months ended June 30, 2007, respectively, related to the operating costs associated with Phase I of the St. James facility, which became operational during 2007.

•	Increased segment G&A expenses — Segment G&A expenses excluding LTIP charges increased in the second quarter and first six months of 2007 compared to the same periods in 2006, primarily as a result of the acquisitions and internal growth projects discussed above;

•	Increased LTIP expenses — LTIP charges included in field operating costs and segment G&A expenses increased approximately $2 million and $3 million in the second quarter and first six months of 2007, respectively, over the second quarter and first six months of 2006, primarily as a result of additional LTIP grants and an increase in our closing unit price to $63.65 at June 30, 2007 from $51.20 at December 31, 2006. The second quarter and first six months of 2007 include an increased expense associated with the increase in the price of our units compared to the corresponding periods of 2006. See Note 8 to our Condensed Consolidated Financial Statements.

•	Increased equity earnings in unconsolidated entities — Our investment in PAA/Vulcan contributed approximately $4 million and $7 million in additional earnings for the second quarter and first six months of 2007, respectively, compared to the corresponding periods of 2006, reflecting increased value for leased storage.
     Marketing
               The following table sets forth our operating results from our marketing segment for the comparable periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Operating Results(1) (in millions, except per barrel amounts)

Revenues (2) (3)	$3,787.5	$4,797.4	$7,897.1	$13,357.7
Purchases and related costs (4) (5)	(3,627.2)	(4,696.4)	(7,612.7)	(13,157.7)
Field operating costs (excluding LTIP charge)	(38.4)	(33.1)	(76.6)	(64.7)
LTIP charge — operations (6)	(0.2)	—	(0.3)	(0.1)
Segment G&A expenses (excluding LTIP charge) (7)	(12.9)	(7.8)	(25.8)	(17.8)
LTIP charge — general and administrative (6)	(7.6)	(2.1)	(14.5)	(6.3)

Segment profit (3)	$101.2	$58.0	$167.2	$111.1

SFAS 133 mark-to-market adjustment (3)	$15.2	$(2.4)	$(1.8)	$(3.1)

Maintenance capital	$(0.7)	$0.3	$3.1	$1.2

Segment profit per barrel (8)	$1.32	$0.89	$1.07	$0.83

Average Daily Volumes (thousands of barrels per day) (9)
Crude oil lease gathering	707	652	694	637
Refined products	13	N/A	8	N/A
LPG sales	45	25	89	54
Waterborne foreign crude imported	78	43	72	50

Marketing Activities Total	843	720	863	741

(1)	Revenues and purchases and related costs include intersegment amounts.

(2)	Includes revenues associated with buy/sell arrangements of $ 4,761.9 million for the six months ended June 30, 2006. Volumes associated with these arrangements were approximately 919,500 barrels per day for the six months ended June 30, 2006. The previously referenced amounts include certain estimates based on management’s judgment; such estimates are not expected to have a material impact on the balances.

(3)	Amounts related to SFAS 133 are included in revenues and impact segment profit.

(4)	Includes purchases associated with buy/sell arrangements of $4,795.1 million for the six months ended June 30, 2006. Volumes associated with these arrangements were approximately 926,800 barrels per day for the six months ended June 30, 2006. The previously referenced amounts include certain estimates based on management’s judgment; such estimates are not expected to have a material impact on the balances.

(5)	Purchases and related costs include interest expense on contango inventory purchases of $12.8 million and $13.3 million for the second quarter of 2007 and 2006, respectively, and $24.5 million and $21.9 million for the six months ended June 30, 2007 and 2006, respectively.

(6)	Compensation expense related to our LTIP.

(7)	Segment G&A expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments based on management’s assessment of the business activities for that period. The proportional allocations by segment require judgment by management and may be adjusted in the future based on the business activities that exist during each period.

(8)	Calculated based on crude oil lease gathered volumes, refined products volumes, LPG sales volumes, and waterborne foreign crude volumes.

(9)	Volumes associated with acquisitions represent total volumes for the number of days we actually owned the assets divided by the number of days in the period.
     Because the commodities that we buy and sell are generally indexed to the same pricing indices for both the purchase and the sale, revenues and costs related to purchases will increase and decrease with changes in market prices. However, the margins related to those purchases and sales will not necessarily have corresponding increases and decreases. We do not anticipate that future changes in revenues will be a primary driver of segment profit. Generally, we expect our marketing segment profit to increase or decrease directionally with increases or decreases in our marketing segment volumes, as well as the overall volatility and strength or weakness of market conditions and the allocation of our assets among our various risk management strategies. In addition, the execution of our risk management strategies in conjunction with our assets can provide upside in certain markets. Although we believe that the combination of our lease gathered business and our risk management activities provides a counter-cyclical balance that provides stability in our margins, these margins are not fixed and will vary from period to period. We are not able to predict with any reasonable level of accuracy whether market conditions will remain as favorable as we have recently experienced, and these operating results may not be indicative of sustainable performance. See “Outlook.”
Segment profit, our primary measure of segment performance, was impacted by the following:
•	Revenues — Our revenues for the second quarter and first six months of 2007 decreased compared to the second quarter and first six months of 2006 partially due to a decrease in the average NYMEX price for crude oil. The NYMEX averages were $64.95 and $61.64 for the second quarter and first half of 2007, respectively, as compared to $70.64 and $67.08 for the second quarter and first half of 2006, respectively. Our revenues also decreased due to the adoption in the second quarter of 2006 of EITF Issue No. 04-13, “Accounting for Purchases and Sales of Inventory with the Same Counterparty” (“EITF 04-13”). According to EITF 04-13, inventory purchases and sales transactions with the same counterparty should be combined for accounting purposes if they were entered into in contemplation of each other. The adoption of EITF 04-13 in the second quarter of 2006 resulted in inventory purchases and sales under buy/sell transactions, which historically would have been recorded gross as purchases and sales, to be treated as inventory exchanges in our consolidated statement of operations. The treatment of buy/sell transactions under EITF 04-13 reduces both revenues and purchases on our income statement but does not impact our financial position, net income or liquidity. The impact of the net presentation for inventory purchases and sales with the same counterparty was greater for the second quarter and first six months of 2007 than for the corresponding periods of 2006.

•	Acquisitions — During the last nine months of 2006 and the first six months of 2007, we purchased certain crude oil gathering assets and related contracts in South Louisiana, completed the acquisitions of Pacific and Andrews Petroleum and Lone Star Trucking (“Andrews”), and purchased a refined products supply and marketing business.

•	Favorable market conditions and execution of our risk management strategies — During the second quarter and first six months of 2007 and the second quarter and first six months of 2006, the crude oil market experienced significantly high volatility in prices and market structure. The NYMEX benchmark price of crude oil ranged from $60.68 to $71.06 during the second quarter of 2007 and from $49.90 to $71.06 for the first six months of 2007. The volatile market allowed us to utilize risk management strategies to optimize and enhance the margins of our gathering and marketing activities. The volatile market also led to favorable basis differentials for various delivery points and grades of crude oil. The market was in contango for the second quarter and first six months of 2007 and the monthly time-spread of prices averaged approximately $1.28 and $1.24, respectively, versus $1.08 and $1.11 for the second quarter and first six months of 2006, respectively. This increase in spreads was partially offset by an increase in the cost per barrel to carry the inventory that was impacted by the increase in LIBOR rates. Marketing segment profit is net of contango and other hedged inventory-related interest expense (which is incurred to store the crude oil) of approximately $12.8 million and $24.5 million for the second quarter and first six months of 2007, respectively (compared to $13.3 million and $21.9 million in the second quarter and first six months of 2006, respectively). This cost is included in “Purchases and related costs” in the table above.

•	SFAS 133 mark-to-market — The second quarter and first six months of 2007 includes SFAS 133 mark-to-market gains of $15.2 million and losses of $2.1 million, respectively, compared to losses of $2.4 million and $3.1 million for the second quarter and first six months of 2006, respectively. See Note 9 to our Condensed Consolidated Financial Statements.

•	Field operating costs and segment G&A expenses — Field operating costs (excluding LTIP charges) increased in the second quarter and first six months of 2007 compared to the second quarter and first six months of 2006, primarily as a result of increases in payroll and benefits and contract transportation as a result of 2006 acquisitions and changes in driver incentive programs. The increase in general and administrative expenses (excluding LTIP charges) is primarily the result of additional overhead allocation as well as acquisitions and internal growth, as discussed above.

•	Increased LTIP expenses — LTIP charges included in field operating costs and segment G&A expenses increased approximately $6 million and $8 million in the second quarter and first six months of 2007, respectively, over the second quarter and first six months of 2006, primarily as a result of additional LTIP grants and an increase in our closing unit price to $63.65 at June 30, 2007 from $51.20 at December 31, 2006. The second quarter and first six months of 2007 include an increased expense associated with the increase in the price of our units compared to the corresponding periods of 2006. See Note 8 to our Condensed Consolidated Financial Statements.

Other Expenses
      Depreciation and Amortization. Depreciation and amortization expense increased $31 million and $49 million for the second quarter and first six months of 2007, respectively, compared to the comparable 2006 periods, primarily as a result of a continued expansion in our asset base from acquisitions and internal growth projects. A net loss of approximately $9 million from the disposition of assets is also included in depreciation expense for the second quarter and first six months of 2007. Amortization of debt issue costs totaled approximately $1 million and $2 million for the second quarter and first six months of 2007, respectively, and was relatively constant compared to the same periods in 2006.
      Interest Expense. Interest expense increased approximately 129% and 147% in the second quarter and first six months of 2007, respectively, as compared to the second quarter and first six months of 2006, primarily due to higher average debt balances during 2007 partially offset by increased capitalized interest associated with certain capital projects under construction. The higher average debt balance in the first six months of 2007 was primarily related to the addition or assumption of $1.7 billion of senior notes in the last nine months of 2006 to finance acquisitions. Our financial growth strategy is to fund our acquisitions and expansion capital expenditures with at least 50% equity and excess cash flow over distributions, with the balance funded through long-term debt.
     Interest costs attributable to borrowings for inventory stored in a contango market are included in purchases and related costs in our marketing segment profit as we consider interest on these borrowings a direct cost to storing the inventory. These borrowings are primarily under our senior secured hedged inventory facility.
      Income Taxes. As a result of recent Canadian tax legislation that may apply to a portion of our Canadian activities, we recorded a $10.8 million deferred tax provision related to the cumulative effect of this tax, which is primarily attributable to prior years. Pursuant to a safe harbor provision of the legislation, we do not expect the tax to apply to us until 2011. See Note 11 to our Condensed Consolidated Financial Statements.
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
Pipeline Integrity and Storage Tank Testing Compliance
     Although we believe our previously disclosed short-term estimates of costs under the pipeline integrity management rules and API 653 (and similar regulations in Canada) are reasonable, a high degree of uncertainty exists with respect to estimating such costs, as we continue to test existing assets and as we acquire additional assets. In our annual report on Form 10-K for the year ended December 31, 2006, we reported that the DOT will be issuing by December 31, 2007, new regulations governing hazardous liquid pipelines operated at low stress. We do not expect these new regulations to have a material impact on operating expenses.
General Market Conditions
     From early 2005 through the end of June 2007, the market for crude oil generally has been volatile and in contango, meaning that the price of crude oil for future deliveries is higher than current prices. A contango market is favorable to our commercial strategies that are associated with storage tankage as it allows us to simultaneously purchase production at current prices for storage and sell at higher prices for future delivery. In July 2007, the market for crude oil transitioned rapidly to a backwardated market, meaning that the price of crude oil for future deliveries is lower than current prices. A backwardated market has a positive impact on our lease gathering margins because crude oil gatherers can capture a premium for prompt deliveries, however, in this environment, there is little incentive to store crude oil as current prices are above future delivery prices. We believe that the combination of our lease gathering activities and the commercial strategies used with our tankage provides a counter-cyclical balance that has a stabilizing effect on our operations and enables us to generate a base level of cash flow.
     The wide contango spreads experienced over the last couple of years, combined with the level of price structure volatility during that time period has enabled us to generate not only a base level of cash flow, but in certain instances to generate significant additional profitability. While we believe that the counter-cyclical balance provided by our asset base and our business model will enable us to continue to generate a solid base level of cash flow in the current backwardated environment, if the market remains in the current backwardated structure, our future results from our marketing segment may be less that those generated during the more favorable periods of pronounced contango experienced over the last 24 to 30 months. In most cases, our profitability during a backwardated market would be enhanced if there is volatility in the pricing structure.

Longer-Term Outlook
     In our annual report on Form 10-K for the year ended December 31, 2006, we identified certain trends, factors and developments, many of which are beyond our control, that may affect our business in the future. We believe the collective impact of these trends, factors and developments will result in an increasingly volatile crude oil market that is subject to more frequent short-term swings in market prices and grade differentials and shifts in market structure. In an environment of tight supply and demand balances, even relatively minor supply disruptions can cause significant price swings, which were evident during the past two and a half years. Conversely, despite a relatively balanced market on a global basis, competition within a given region of the U.S. could cause downward pricing pressure and significantly impact regional crude oil price differentials among crude oil grades and locations. Although we believe our business strategy is designed to manage these trends, factors and potential developments, and that we are strategically positioned to benefit from certain of these developments, there can be no assurance that we will not be negatively affected.
     In addition to our crude oil business, we also identified certain trends that we believe will provide opportunities for PAA/Vulcan’s natural gas storage business and our refined products business. We intend to grow both of these businesses through the application of our business model as well as future acquisitions and expansion projects.
Liquidity and Capital Resources
Liquidity
     Cash flow from operations and our credit facilities are our primary sources of liquidity. At June 30, 2007, we had a working capital surplus of approximately $347 million, approximately $1.5 billion of availability under our committed revolving credit facilities and approximately $0.3 billion of availability under our uncommitted hedged inventory facility. Our working capital increased approximately $214 million in the first six months of 2007. See “Cash flow from operations”, below, for discussion of the relationship between working capital items and our short-term borrowings. Usage of the credit facilities is subject to ongoing compliance with covenants. We believe we are currently in compliance with all covenants.
Cash flow from operations
     The crude oil market was in contango for the first six months of 2007 and for much of 2006. Because we own crude oil storage capacity, during a contango market we can buy crude oil in the current month and simultaneously hedge the crude by selling it forward for delivery in a subsequent month. This activity can cause significant fluctuations in our cash flow from operating activities as described below.
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
     In periods when the market is not in contango, we typically sell our crude oil during the same month in which we purchase it. Our accounts payable and accounts receivable generally vary proportionately because we make payments and receive payments for the purchase and sale of crude oil in the same month, which is the month following such activity. However, when the market is in contango, our accounts receivable, accounts payable, inventory and short-term debt balances are all impacted, depending on the point of the cycle at any particular period end. As a result, we can have significant fluctuations in those working capital accounts, as we buy, store and sell crude oil. In July 2007, the market for crude oil transitioned to a backwardated market. See “— Outlook”.
     Our cash flow provided by operating activities in the first six months of 2007 was $272.5 million compared to cash used in operating activities of $643 million in the first six months of 2006. This change reflects cash generated by our recurring operations (as indicated above in describing the primary drivers of cash generated from operations), offset by changes in certain working capital items (including an increase in inventory). A significant portion of the increased inventory has been purchased and stored due to contango market conditions. This increase in inventory was funded primarily through cash on hand and borrowings under our credit facilities (see “Cash provided by equity and debt financing activities”, below). The fluctuations on our accounts receivable, inventory and accounts payable and other liabilities accounts during the period are primarily related to purchases and sales of crude oil that vary proportionately along with the fluctuations in our short-term debt balances. During the corresponding period in 2006, we shifted into a pronounced contango market and, as discussed above, experienced significant fluctuations in our working capital accounts, most notably our accounts receivable balance.

Cash provided by equity and debt financing activities
     We periodically access the capital markets for both equity and debt financing. For us to maintain our targeted credit profile (a long-term debt-to-total capitalization ratio of approximately 50%, a long-term debt-to-earnings before interest, income taxes, depreciation and amortization (“EBITDA”) multiple of approximately 3.5x and an average EBITDA-to-interest coverage multiple of 3.3x or better) and achieve growth through internal growth projects and acquisitions, we intend to fund at least 50% of the capital requirements associated with these activities with equity and cash flow in excess of distributions.
     We have filed with the Securities and Exchange Commission a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue from time to time up to an aggregate of $2 billion of debt or equity securities. In June 2007, we issued approximately 6.3 million common units under this registration statement for net proceeds of approximately $382.5 million. At June 30, 2007, we have approximately $769 million of unissued securities remaining available under this registration statement.
     Cash provided by financing activities was $47.6 million and $1.1 billion for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007 we had net repayments of our working capital and hedged inventory borrowings of approximately $123 million and during the six months ended June 30, 2006, we had net working capital borrowings and hedged inventory borrowings of approximately $809 million. Our financing activities primarily relate to (i) funding acquisitions and internal capital projects and (ii) funding and repayments under our short-term working capital and hedged inventory facilities related to our contango market activities. Our financing activities have primarily consisted of equity offerings, senior notes offerings and borrowings and repayments under our credit facilities. During the first six months of 2007, we made repayments under our credit facilities which were financed through the issuance of equity. See Note 7 to our Condensed Consolidated Financial Statements.
     In June 2007, the borrowing capacity under our senior secured hedged inventory facility was increased from $1.0 billion to $1.2 billion under the terms and conditions of such facility, as amended.
     On July 31, 2007, we amended our revolving credit facility to, among other things, change the maximum debt coverage ratio during an acquisition period from 5.25 to 1.0 to 5.5 to 1.0, and extend the maturity date from July 2011 to July 27, 2012.
Capital Expenditures and Distributions Paid to Unitholders and General Partner
     We have made and will continue to make capital expenditures for acquisitions, expansion capital and maintenance capital. Historically, we have financed these expenditures primarily with cash generated by operations and the financing activities discussed above. Our primary uses of cash, in addition to normal operating expenses, are for our acquisition activities, capital expenditures for internal growth projects and distributions paid to our unitholders and general partner. See “— Acquisitions and Internal Growth Projects.” The price of the acquisitions includes cash paid and transaction costs, as well as assumed liabilities and net working capital items. Because of the non-cash items included in the total price of the acquisition and the timing of certain cash payments, the net cash paid may differ significantly from the total value of the acquisitions completed during the year.
     Distributions to common unitholders and general partner. We distribute 100% of our available cash within 45 days after the end of each quarter to common unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. Total cash distributions made during the first six months of 2007 and the first six months of 2006 were as follows (in millions, except per unit amounts):

	Distributions Paid

	Common	General Partner			Distribution
	Unitholders	Incentive	2%	Total	per unit
May 15, 2007	$88.9	$16.7	$1.8	$107.4	$0.8125
February 14, 2007	87.5	15.3	1.8	104.6	$0.8000

2007 total	$176.4	$32.0	$3.6	$212.0

May 15, 2006	$54.6	$7.4	$1.1	$63.1	$0.7075
February 14, 2006	50.7	5.6	1.0	57.3	$0.6875

2006 total	$105.3	$13.0	$2.1	$120.4

     On July 19, 2007, we declared a cash distribution of $0.83 per unit on our outstanding common units. This distribution, payable on August 14, 2007, will total approximately $118.2 million, with approximately $96.3 million to be paid to our common unitholders and $2.0 million and $19.9 million to be paid to our general partner for its general partner and incentive distribution interests, respectively.
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
     Upon closing of the Pacific acquisition, our general partner agreed to reduce the amounts of its incentive distributions. The aggregate reduction in incentive distributions will be $65 million. Following the distribution in August 2007, the remaining incentive distribution reductions will be $50 million. See Note 7 to our Condensed Consolidated Financial Statements.
Contingencies
     See Note 12 to our Condensed Consolidated Financial Statements.
Commitments
Contractual Obligations
     The amounts presented in the table below represent the net obligations associated with buy/sell contracts and those subject to a net settlement arrangement with the counterparty. Other contractual obligations did not vary significantly since December 31, 2006. We do not expect to use a significant amount of internal capital to meet these obligations, as the obligations will be funded by hedged inventory borrowings and by corresponding sales to creditworthy entities.
     The following table includes our best estimate of the amount and timing of these payments due under the specified contractual obligations as of June 30, 2007.

							2012 and
	Total	2007	2008	2009	2010	2011	Thereafter
	(in millions)
Leases(1)	$271.9	$21.9	$41.6	$37.6	$26.6	$16.9	$127.3
Crude oil, LPG and other purchases(2)	7,564.9	4,494.8	1,195.6	667.9	492.1	381.4	333.1

(1)	Leases are primarily for office rent, trucks used in our gathering activities, and right of way obligations.
(2)	Amounts are based on estimated volumes and market prices. The actual physical volume purchased and actual settlement prices may vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.
Letters of Credit
     In connection with our crude oil marketing, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil. At June 30, 2007, approximately $89.4 million of letters of credit were outstanding under our credit facility. See Note 5 to our Condensed Consolidated Financial Statements.
Capital Contributions to PAA/Vulcan Gas Storage, LLC
     We and Vulcan Gas Storage are both required to make capital contributions in equal proportions to fund equity requests associated with certain projects specified in the joint venture agreement. During the first six months of 2007, we made an additional contribution of approximately $9 million to PAA/Vulcan. Such contribution did not result in an increase to our ownership interest. Also see Note 10 to our Condensed Consolidated Financial Statements for discussion of an additional commitment through a hedge instrument with PAA/Vulcan.

Distributions
     See discussion above under Capital Expenditures and Distributions Paid to Unitholders and General Partner.
Recent Accounting Pronouncements and Change in Accounting Principle
     See Note 14 to our Condensed Consolidated Financial Statements.
Critical Accounting Policies and Estimates
     For a discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Item 7 of our 2006 Annual Report on Form 10-K.
Forward-Looking Statements and Associated Risks
     All statements included in this report, other than statements of historical fact, are forward-looking statements, including but not limited to statements identified by the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and “forecast,” and similar expressions and statements regarding our business strategy, plans and objectives of our management for future operations. The absence of these words, however, does not mean that the statements are not forward-looking. These statements reflect our current views with respect to future events, based on what we believe are reasonable assumptions. Certain factors could cause actual results to differ materially from results anticipated in the forward-looking statements. These factors include, but are not limited to:
•	the failure to realize the anticipated synergies and other benefits of the merger with Pacific;

•	the success of our risk management activities;

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

•	maintenance of our credit rating and ability to receive open credit from our suppliers and trade counterparties;

•	abrupt or severe declines or interruptions in outer continental shelf production located offshore California and transported on our pipeline systems;

•	failure to implement or capitalize on planned internal growth projects;

•	shortages or cost increases of power supplies, materials or labor;

•	the availability of adequate third party production volumes for transportation and marketing in the areas in which we operate, and other factors that could cause declines in volumes shipped on our pipelines by us and third-party shippers;

•	fluctuations in refinery capacity in areas supplied by our mainlines, and other factors affecting demand for various grades of crude oil, refined products and natural gas and resulting changes in pricing conditions or transmission throughput requirements;

•	the availability of, and our ability to consummate, acquisition or combination opportunities;

•	our access to capital to fund additional acquisitions and our ability to obtain debt or equity financing on satisfactory terms;

•	successful integration and future performance of acquired assets or businesses and the risks associated with operating in lines of business that are distinct and separate from our historical operations;

•	unanticipated changes in crude oil market structure and volatility (or lack thereof);

•	the impact of current and future laws, rulings and governmental regulations;

•	the effects of competition;

•	continued creditworthiness of, and performance by, our counterparties;

•	interruptions in service and fluctuations in tariffs or volumes on third-party pipelines;

•	increased costs or lack of availability of insurance;

•	fluctuations in the debt and equity markets, including the price of our units at the time of vesting under our Long-Term Incentive Plans;

•	the currency exchange rate of the Canadian dollar;

•	weather interference with business operations or project construction;

•	risks related to the development and operation of natural gas storage facilities;

•	general economic, market or business conditions; and

•	other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of crude oil, refined products and liquefied petroleum gas and other natural gas related petroleum products.
     Other factors, such as the Risk Factors discussed in Item 1A of Part II of this report, the “Risks Related to Our Business” discussed in Item 1A of our most recent annual report on Form 10-K and factors that are unknown or unpredictable, could also have a material adverse effect on future results. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included in Item 7A in our 2006 Annual Report on Form 10-K. There have been no material changes in that information other than as discussed below. Also, see Note 9 to our Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.
Commodity Price Risk
     All of our open commodity price risk derivatives at June 30, 2007 were categorized as non-trading. The fair value of these instruments and the change in fair value that would be expected from a 10 percent price increase are shown in the table below:

		Effect of 10%
	Fair Value	Price Increase
	(In millions)
Crude oil:
Futures contracts	$(33.9)	$(28.6)
Swaps and options contracts	$(36.9)	$(31.1)
LPG and other:
Futures contracts	$1.0	$6.4
Swaps and options contracts	$20.7	$12.8

Total Fair Value	$(49.1)

Interest Rate Risk
     All of our senior notes are fixed-rate notes and thus not subject to market risk. Our variable-rate debt bears interest at LIBOR, prime or the bankers acceptance rate plus the applicable margin. Our variable-rate debt at June 30, 2007 was $887.6 million and is expected to mature in 2007. The average interest rate of 5.8% is based upon rates in effect at June 30, 2007. The carrying values of the variable-rate instruments in our credit facilities approximate fair value primarily because interest rates fluctuate with prevailing market rates, and the credit spread on outstanding borrowings reflects market.
     Additionally, in connection with the Pacific acquisition in 2006, we assumed interest rate swaps with an aggregate notional amount of $80 million. The interest rate swaps are a hedge against changes in the fair value of the 7.125% Senior Notes resulting from market fluctuations to LIBOR. See Note 9 to our Condensed Consolidated Financial Statements for additional information.
Currency Exchange Risk
     Our cash flow stream relating to our Canadian operations is based on the U.S. dollar equivalent of such amounts measured in Canadian dollars. Assets and liabilities of our Canadian subsidiaries are translated to U.S. dollars using the applicable exchange rate as of the end of a reporting period. Revenues, expenses and cash flow are translated using the average exchange rate during the reporting period. Because a significant portion of our Canadian business is conducted in Canadian dollars, we use certain financial instruments to minimize the risks of changes in the exchange rate. These instruments may include forward exchange contracts and options. The fair value of these instruments based on current termination values is approximately $1.8 million as of June 30, 2007. The majority of our open foreign exchange positions as of June 30, 2007 will settle during the remaining six months of 2007.

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
     Applicable SEC rules require an evaluation of the effectiveness of the design and operation of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our DCP as of June 30, 2007, and has found our DCP to be effective in providing reasonable assurance of the timely recording, processing, summarization and reporting of information, and in accumulation and communication of information to management to allow for timely decisions with regard to required disclosure.
     SEC rules also require an annual evaluation of the effectiveness of our internal control over financial reporting (“internal control”), and a quarterly evaluation of any changes in our internal control. In the course of such evaluations, we have made changes, and will continue to make changes, to refine and improve our internal control. We are required to disclose any change in our internal control that occurred during the quarter that has materially affected, or is reasonably likely to materially affect, our internal control. As a result of their evaluation of changes in internal control, management identified no changes during the second quarter of 2007 that materially affected, or would be reasonably likely to materially affect, our internal control.
     The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1 and 32.2.
PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS
     See Note 12 to our Condensed Consolidated Financial Statements.
Item 1A. RISK FACTORS
We have adopted certain valuation methodologies that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of our common units.
     When we issue additional units or engage in certain other transactions, we determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and the general partner, which may be unfavorable to such unitholders. Moreover, under our current valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of income, gain, loss and deduction between the general partner and certain of our unitholders.
     A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
     For a discussion regarding additional risk factors, see Item 1A of our 2006 Annual Report on Form 10-K. These risks and uncertainties are not the only ones facing us and there may be additional matters that we are unaware of or that we currently consider immaterial. All of these risks and uncertainties could adversely affect our business, financial condition and/or results of operations.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
     None.
Item 3. DEFAULTS UPON SENIOR SECURITIES
     None.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     None.
Item 5. OTHER INFORMATION
     None.

Item 6. EXHIBITS

3.1	—	Third Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P., dated as of June 27, 2001 (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 27, 2001).

3.2	—	Amendment No. 1 dated April 15, 2004 to the Third Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

3.3	—	Third Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P. dated as of April 1, 2004 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

3.4	—	Third Amended and Restated Agreement of Limited Partnership of Plains Pipeline, L.P. dated as of April 1, 2004 (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

3.5	—	Certificate of Incorporation of PAA Finance Corp. (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-3 filed August 27, 2001, File No. 333-68446).

3.6	—	Bylaws of PAA Finance Corp. (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-3 filed August 27, 2001, File No. 333-68446).

3.7	—	Second Amended and Restated Limited Liability Company Agreement of Plains All American GP LLC, dated September 12, 2005 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 16, 2005).

3.8	—	Second Amended and Restated Limited Partnership Agreement of Plains AAP, L.P., dated September 12, 2005 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed September 16, 2005).

3.9	—	Amendment No. 2 dated November 15, 2006 to Third Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 21, 2006).

3.10	—	Certificate of Incorporation of Pacific Energy Finance Corporation (incorporated by reference to Exhibit 3.10 to the Annual Report on Form 10-K for the year ended December 31, 2006).

3.11	—	Bylaws of Pacific Energy Finance Corporation (incorporated by reference to Exhibit 3.11 to the Annual Report on Form 10-K for the year ended December 31, 2006).

4.1	—	Indenture dated September 25, 2002 among Plains All American Pipeline, L.P., PAA Finance Corp. and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.2	—	First Supplemental Indenture (Series A and Series B 7.75% Senior Notes due 2012) dated as of September 25, 2002 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.3	—	Second Supplemental Indenture (Series A and Series B 5.625% Senior Notes due 2013) dated as of December 10, 2003 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2003).

4.4	—	Third Supplemental Indenture (Series A and Series B 4.75% Senior Notes due 2009) dated August 12, 2004 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4, File No. 333-121168).

4.5	—	Fourth Supplemental Indenture (Series A and Series B 5.875% Senior Notes due 2016) dated August 12, 2004 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4, File

No. 333-121168).

4.6	—	Fifth Supplemental Indenture (Series A and Series B 5.25% Senior Notes due 2015) dated May 27, 2005 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 31, 2005).

4.7	—	Sixth Supplemental Indenture (Series A and Series B 6.70% Senior Notes due 2036) dated May 12, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 12, 2006).

4.8	—	Seventh Supplemental Indenture dated May 12, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., Plains LPG Services GP LLC, Plains LPG Services, L.P., Lone Star Trucking, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 12, 2006).

4.9	—	Eighth Supplemental Indenture dated August 25, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., Plains Marketing International GP LLC, Plains Marketing International, L.P., Plains LPG Marketing, L.P. and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 25, 2006).

4.10	—	Ninth Supplemental Indenture (Series A and Series B 6.125% Senior Notes due 2017) dated October 30, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 30, 2006).

4.11	—	Tenth Supplemental Indenture (Series A and Series B 6.650% Senior Notes due 2037) dated October 30, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed October 30, 2006).

4.12	—	Eleventh Supplemental Indenture dated November 15, 2006 to Indenture dated as of September 25, 2002, among Plains All American Pipeline, L.P., PAA Finance Corp., PEG Canada GP LLC, Pacific Energy Group LLC, PEG Canada, L.P., Pacific Marketing and Transportation LLC, Rocky Mountain Pipeline System LLC, Ranch Pipeline LLC, Pacific Atlantic Terminals LLC, Pacific L.A. Marine Terminal LLC, Rangeland Pipeline Company, Aurora Pipeline Company Ltd., Rangeland Pipeline Partnership, Rangeland Northern Pipeline Company, Pacific Energy Finance Corporation, Rangeland Marketing Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed November 21, 2006).

4.13	—	Indenture dated June 16, 2004 among Pacific Energy Partners, L.P. and Pacific Energy Finance Corporation, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee of the 7 1 / 8% senior notes due 2014 (incorporated by reference to Exhibit 4.21 to Pacific’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.14	—	First Supplemental Indenture dated March 3, 2005 among Pacific Energy Partners, L.P. and Pacific Energy Finance Corporation, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee of the 7 1/8% senior notes due 2014 (incorporated by reference to Exhibit 4.1 to Pacific’s Current Report on Form 8-K filed March 9, 2005).

4.15	—	Second Supplemental Indenture dated September 23, 2005 among Pacific Energy Partners, L.P. and Pacific Energy Finance Corporation, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee of the 7 1/8% senior notes due 2014 (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K for the year ended December 31, 2006).

4.16	—	Third Supplemental Indenture dated November 15, 2006 to Indenture dated as of June 16, 2004, among Plains All American Pipeline, L.P., Pacific Energy Finance Corporation, PEG Canada GP LLC, Pacific Energy Group LLC, PEG Canada, L.P., Pacific Marketing and Transportation LLC, Rocky Mountain Pipeline System LLC, Ranch Pipeline LLC, Pacific Atlantic Terminals LLC, Pacific L.A. Marine Terminal LLC, Rangeland Pipeline Company, Aurora Pipeline Company Ltd., Rangeland Pipeline Partnership, Rangeland Northern Pipeline Company, Rangeland Marketing Company, Plains Marketing, L.P., Plains Pipeline, L.P., Plains Marketing GP Inc., Plains Marketing Canada LLC, Plains Marketing Canada, L.P., PMC (Nova Scotia) Company, Basin Holdings GP LLC, Basin Pipeline Holdings, L.P., Rancho Holdings GP LLC, Rancho Pipeline Holdings, L.P., Plains LPG Services GP LLC, Plains

LPG Services, L.P., Lone Star Trucking, LLC, Plains Marketing International GP LLC, Plains Marketing International L.P., Plains LPG Marketing, L.P., PAA Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed November 21, 2006).

4.17	—	Indenture dated September 23, 2005 among Pacific Energy Partners, L.P. and Pacific Energy Finance Corporation, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee of the 6 1/4% senior notes due 2015 (incorporated by reference to Exhibit 4.1 to Pacific’s Current Report on Form 8-K filed September 28, 2005).

4.18	—	First Supplemental Indenture dated November 15, 2006 to Indenture dated as of September 23, 2005, among Plains All American Pipeline, L.P., Pacific Energy Finance Corporation, PEG Canada GP LLC, Pacific Energy Group LLC, PEG Canada, L.P., Pacific Marketing and Transportation LLC, Rocky Mountain Pipeline System LLC, Ranch Pipeline LLC, Pacific Atlantic Terminals LLC, Pacific L.A. Marine Terminal LLC, Rangeland Pipeline Company, Aurora Pipeline Company Ltd., Rangeland Pipeline Partnership, Rangeland Northern Pipeline Company, Rangeland Marketing Company, Plains Marketing, L.P., Plains Pipeline, L.P., Plains Marketing GP Inc., Plains Marketing Canada LLC, Plains Marketing Canada, L.P., PMC (Nova Scotia) Company, Basin Holdings GP LLC, Basin Pipeline Holdings, L.P., Rancho Holdings GP LLC, Rancho Pipeline Holdings, L.P., Plains LPG Services GP LLC, Plains LPG Services, L.P., Lone Star Trucking, LLC, Plains Marketing International GP LLC, Plains Marketing International L.P., Plains LPG Marketing, L.P., PAA Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed November 21, 2006).

†10.1	—	Joinder and Supplement dated effective June 20, 2007 among the Lenders party thereto, relating to the Restated Credit Facility dated November 19, 2004, as amended.

10.2	—	First Amendment dated July 31, 2007 to the Second Amended and Restated Credit Agreement [US/Canada Facilities] (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 6, 2007).

†31.1	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

†31.2	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

*32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

*32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

†	Filed herewith.

*	Furnished herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PLAINS ALL AMERICAN PIPELINE, L.P.

	By:	PLAINS AAP, L.P., its general partner
	By:	PLAINS ALL AMERICAN GP LLC, its general partner

Date: August 9, 2007
	By:	/s/ GREG L. ARMSTRONG

Greg L. Armstrong, Chairman of the Board,
Chief Executive Officer and Director (Principal
Executive Officer)

Date: August 9, 2007
	By:	/s/ PHIL KRAMER

Phil Kramer, Executive Vice President and
Chief Financial Officer (Principal Financial
Officer)

Index to Exhibits

3.1	—	Third Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P., dated as of June 27, 2001 (incorporated by reference to Exhibit 3.1 to Form 8-K filed August 27, 2001).

3.2	—	Amendment No. 1 dated April 15, 2004 to the Third Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P. (incorporated by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

3.3	—	Third Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P. dated as of April 1, 2004 (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

3.4	—	Third Amended and Restated Agreement of Limited Partnership of Plains Pipeline, L.P. dated as of April 1, 2004 (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

3.5	—	Certificate of Incorporation of PAA Finance Corp. (incorporated by reference to Exhibit 3.6 to the Registration Statement on Form S-3 filed August 27, 2001, File No. 333-68446).

3.6	—	Bylaws of PAA Finance Corp. (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-3 filed August 27, 2001, File No. 333-68446).

3.7	—	Second Amended and Restated Limited Liability Company Agreement of Plains All American GP LLC, dated September 12, 2005 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed September 16, 2005).

3.8	—	Second Amended and Restated Limited Partnership Agreement of Plains AAP, L.P., dated September 12, 2005 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed September 16, 2005).

3.9	—	Amendment No. 2 dated November 15, 2006 to Third Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed November 21, 2006).

3.10	—	Certificate of Incorporation of Pacific Energy Finance Corporation (incorporated by reference to Exhibit 3.10 to the Annual Report on Form 10-K for the year ended December 31, 2006).

3.11	—	Bylaws of Pacific Energy Finance Corporation (incorporated by reference to Exhibit 3.11 to the Annual Report on Form 10-K for the year ended December 31, 2006).

4.1	—	Indenture dated September 25, 2002 among Plains All American Pipeline, L.P., PAA Finance Corp. and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.2	—	First Supplemental Indenture (Series A and Series B 7.75% Senior Notes due 2012) dated as of September 25, 2002 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.2 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002).

4.3	—	Second Supplemental Indenture (Series A and Series B 5.625% Senior Notes due 2013) dated as of December 10, 2003 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2003).

4.4	—	Third Supplemental Indenture (Series A and Series B 4.75% Senior Notes due 2009) dated August 12, 2004 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-4, File No. 333-121168).

4.5	—	Fourth Supplemental Indenture (Series A and Series B 5.875% Senior Notes due 2016) dated August 12, 2004 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4, File No. 333-121168).

4.6	—	Fifth Supplemental Indenture (Series A and Series B 5.25% Senior Notes due 2015) dated May 27, 2005 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 31, 2005).

4.7	—	Sixth Supplemental Indenture (Series A and Series B 6.70% Senior Notes due 2036) dated May 12, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 12, 2006).

4.8	—	Seventh Supplemental Indenture dated May 12, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., Plains LPG Services GP LLC, Plains LPG Services, L.P., Lone Star Trucking, LLC and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed May 12, 2006).

4.9	—	Eighth Supplemental Indenture dated August 25, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., Plains Marketing International GP LLC, Plains Marketing International, L.P., Plains LPG Marketing, L.P. and Wachovia Bank, National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed August 25, 2006).

4.10	—	Ninth Supplemental Indenture (Series A and Series B 6.125% Senior Notes due 2017) dated October 30, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 30, 2006).

4.11	—	Tenth Supplemental Indenture (Series A and Series B 6.650% Senior Notes due 2037) dated October 30, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed October 30, 2006).

4.12	—	Eleventh Supplemental Indenture dated November 15, 2006 to Indenture dated as of September 25, 2002, among Plains All American Pipeline, L.P., PAA Finance Corp., PEG Canada GP LLC, Pacific Energy Group LLC, PEG Canada, L.P., Pacific Marketing and Transportation LLC, Rocky Mountain Pipeline System LLC, Ranch Pipeline LLC, Pacific Atlantic Terminals LLC, Pacific L.A. Marine Terminal LLC, Rangeland Pipeline Company, Aurora Pipeline Company Ltd., Rangeland Pipeline Partnership, Rangeland Northern Pipeline Company, Pacific Energy Finance Corporation, Rangeland Marketing Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed November 21, 2006).

4.13	—	Indenture dated June 16, 2004 among Pacific Energy Partners, L.P. and Pacific Energy Finance Corporation, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee of the 7 1/8% senior notes due 2014 (incorporated by reference to Exhibit 4.21 to Pacific’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

4.14	—	First Supplemental Indenture dated March 3, 2005 among Pacific Energy Partners, L.P. and Pacific Energy Finance Corporation, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee of the 7 1/8% senior notes due 2014 (incorporated by reference to Exhibit 4.1 to Pacific’s Current Report on Form 8-K filed March 9, 2005).

4.15	—	Second Supplemental Indenture dated September 23, 2005 among Pacific Energy Partners, L.P. and Pacific Energy Finance Corporation, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee of the 7 1/8% senior notes due 2014 (incorporated by reference to Exhibit 4.17 to the Annual Report on Form 10-K for the year ended December 31, 2006).

4.16	—	Third Supplemental Indenture dated November 15, 2006 to Indenture dated as of June 16, 2004, among Plains All American Pipeline, L.P., Pacific Energy Finance Corporation, PEG Canada GP LLC, Pacific Energy Group LLC, PEG Canada, L.P., Pacific Marketing and Transportation LLC, Rocky Mountain Pipeline System LLC, Ranch Pipeline LLC, Pacific Atlantic Terminals LLC, Pacific L.A. Marine Terminal LLC, Rangeland Pipeline Company, Aurora Pipeline Company Ltd., Rangeland Pipeline Partnership, Rangeland Northern Pipeline Company, Rangeland Marketing Company, Plains Marketing, L.P., Plains Pipeline, L.P., Plains Marketing GP Inc., Plains Marketing Canada LLC, Plains Marketing Canada, L.P., PMC (Nova Scotia) Company, Basin Holdings GP LLC, Basin Pipeline Holdings, L.P., Rancho Holdings GP LLC, Rancho Pipeline Holdings, L.P., Plains LPG Services GP LLC, Plains LPG Services, L.P., Lone Star Trucking, LLC, Plains Marketing International GP LLC, Plains Marketing International L.P., Plains LPG Marketing, L.P., PAA Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed November 21, 2006).

4.17	—	Indenture dated September 23, 2005 among Pacific Energy Partners, L.P. and Pacific Energy Finance Corporation, the guarantors named therein, and Wells Fargo Bank, National Association, as trustee of the 61/4% senior notes due 2015 (incorporated by reference to Exhibit 4.1 to Pacific’s Current Report on Form 8-K filed September 28, 2005).

4.18	—	First Supplemental Indenture dated November 15, 2006 to Indenture dated as of September 23, 2005, among Plains All American Pipeline, L.P., Pacific Energy Finance Corporation, PEG Canada GP LLC, Pacific Energy Group LLC, PEG Canada, L.P., Pacific Marketing and Transportation LLC, Rocky Mountain Pipeline System LLC, Ranch Pipeline LLC, Pacific Atlantic Terminals LLC, Pacific L.A. Marine Terminal LLC, Rangeland Pipeline Company, Aurora Pipeline Company Ltd., Rangeland Pipeline Partnership, Rangeland Northern Pipeline Company, Rangeland Marketing Company, Plains Marketing, L.P., Plains Pipeline, L.P., Plains Marketing GP Inc., Plains Marketing Canada LLC, Plains Marketing Canada, L.P., PMC (Nova Scotia) Company, Basin Holdings GP LLC, Basin Pipeline Holdings, L.P., Rancho Holdings GP LLC, Rancho Pipeline Holdings, L.P., Plains LPG Services GP LLC, Plains LPG Services, L.P., Lone Star Trucking, LLC, Plains Marketing International GP LLC, Plains Marketing International L.P., Plains LPG Marketing, L.P., PAA Finance Corp. and Wells Fargo Bank, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed November 21, 2006).

†10.1	—	Joinder and Supplement dated effective June 20, 2007 among the Lenders party thereto, relating to the Restated Credit Facility dated November 19, 2004, as amended.

10.2	—	First Amendment dated July 31, 2007 to the Second Amended and Restated Credit Agreement [US/Canada Facilities] (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 6, 2007).

†31.1	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

†31.2	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

*32.1	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

*32.2	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

†	Filed herewith.

*	Furnished herewith.