Form 10-Q
period 2011-03-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2011-05-06
CIK 1070423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

As of May 2, 2011, there were 149,138,609 Common Units outstanding.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item  1.                                 CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except units)

	March 31,	December 31,
	2011	2010
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$19	$36
Restricted cash	2	20
Trade accounts receivable and other receivables, net	3,127	2,746
Inventory	1,386	1,491
Other current assets	73	88
Total current assets	4,607	4,381

PROPERTY AND EQUIPMENT	8,311	7,814
Accumulated depreciation	(1,174)	(1,123)
	7,137	6,691

OTHER ASSETS
Goodwill	1,693	1,376
Linefill and base gas	520	519
Long-term inventory	134	154
Investments in unconsolidated entities	196	200
Other, net	458	382
Total assets	$14,745	$13,703

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,451	$2,738
Short-term debt	474	1,326
Other current liabilities	126	151
Total current liabilities	4,051	4,215

LONG-TERM LIABILITIES
Senior notes, net of unamortized discount of $15 and $12, respectively	4,760	4,363
Long-term debt under credit facilities and other	216	268
Other long-term liabilities and deferred credits	300	284
Total long-term liabilities	5,276	4,915

COMMITMENTS AND CONTINGENCIES (NOTE 13)

PARTNERS’ CAPITAL
Common unitholders (149,138,609 and 141,199,175 units outstanding, respectively)	4,761	4,234
General partner	121	108
Total partners’ capital excluding noncontrolling interests	4,882	4,342
Noncontrolling interests	536	231
Total partners’ capital	5,418	4,573
Total liabilities and partners’ capital	$14,745	$13,703

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per unit data)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)

REVENUES
Supply & Logistics segment revenues	$7,435	$5,912
Transportation segment revenues	141	138
Facilities segment revenues	118	75
Total revenues	7,694	6,125

COSTS AND EXPENSES
Purchases and related costs	7,079	5,623
Field operating costs	197	162
General and administrative expenses	70	62
Depreciation and amortization	63	67
Total costs and expenses	7,409	5,914

OPERATING INCOME	285	211

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	—	1
Interest expense (net of capitalized interest of $5 and $6, respectively)	(65)	(58)
Other expense, net	(22)	(3)

INCOME BEFORE TAX	198	151
Current income tax expense	(11)	(1)
Deferred income tax (expense)/benefit	(2)	1

NET INCOME	185	151
Less: Net income attributable to noncontrolling interests	(3)	—
NET INCOME ATTRIBUTABLE TO PLAINS	$182	$151

NET INCOME ATTRIBUTABLE TO PLAINS:
LIMITED PARTNERS	$133	$112
GENERAL PARTNER	$49	$39

BASIC NET INCOME PER LIMITED PARTNER UNIT	$0.90	$0.80

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$0.90	$0.80

BASIC WEIGHTED AVERAGE UNITS OUTSTANDING	143	136

DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	144	137

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$185	$151
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	63	67
Equity compensation expense	20	19
Gain on sale of linefill	(13)	(2)
Net cash received for terminated interest rate or foreign currency hedging instruments	12	—
Other	3	(1)
Changes in assets and liabilities, net of acquisitions:	384	157
Net cash provided by operating activities	654	391

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired (Note 4)	(756)	—
Change in restricted cash	18	—
Additions to property, equipment and other	(121)	(104)
Net cash received for sales and purchases of linefill and base gas	19	—
Other investing activities	(2)	(4)
Net cash used in investing activities	(842)	(108)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments on PAA’s revolving credit facility	(654)	(227)
Net repayments on PNG’s revolving credit facility	(52)	—
Net borrowings/(repayments) on PAA’s hedged inventory facility	(200)	100
Proceeds from the issuance of senior notes	597	—
Repayments of senior notes	(200)	—
Net proceeds from the issuance of common units (Note 10)	503	—
Cash received for sale of noncontrolling interest in a subsidiary	370	—
Distributions paid to common unitholders (Note 10)	(135)	(126)
Distributions paid to general partner (Note 10)	(49)	(40)
Distributions to noncontrolling interests	(5)	—
Other financing activities	(4)	1
Net cash provided by/(used in) financing activities	171	(292)

Effect of translation adjustment on cash	—	—

Net decrease in cash and cash equivalents	(17)	(9)
Cash and cash equivalents, beginning of period	36	25
Cash and cash equivalents, end of period	$19	$16

Cash paid for interest, net of amounts capitalized	$71	$60

Cash paid for income taxes, net of amounts refunded	$—	$6

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

				Partners’ Capital
				Excluding
	Common Units		General	Noncontrolling	Noncontrolling	Partners’
	Units	Amount	Partner	Interests	Interests	Capital
	(unaudited)
Balance, December 31, 2010	141	$4,234	$108	$4,342	$231	$4,573
Net income	—	133	49	182	3	185
Sale of noncontrolling interest in a subsidiary (Note 10)	—	63	1	64	306	370
Distributions	—	(135)	(49)	(184)	(5)	(189)
Issuance of common units	8	493	10	503	—	503
Other comprehensive loss	—	(29)	—	(29)	—	(29)
Equity compensation expense	—	2	2	4	1	5
Balance, March 31, 2011	149	$4,761	$121	$4,882	$536	$5,418

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended
	March 31,
	2011	2010
	(unaudited)
Net income	$185	$151
Other comprehensive income/(loss)	(29)	63
Comprehensive income	156	214
Less: Comprehensive income attributable to noncontrolling interests	(3)	—
Comprehensive income attributable to Plains	$153	$214

CONDENSED CONSOLIDATED STATEMENT OF

CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

(in millions)

	Derivative	Translation
	Instruments	Adjustments	Other	Total
	(unaudited)
Balance, December 31, 2010	$(79)	$198	$(1)	$118
Reclassification adjustments	67	—	—	67
Deferred loss on cash flow hedges, net of tax	(144)	—	—	(144)
Currency translation adjustment	—	48	—	48
Total period activity	(77)	48	—	(29)
Balance, March 31, 2011	$(156)	$246	$(1)	$89

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1—Organization and Basis of Presentation

Organization

We engage in the transportation, storage, terminalling and marketing of crude oil, refined products and LPG. Through our general partner interest and majority equity ownership position in PAA Natural Gas Storage, L.P. (NYSE: PNG), we also engage in the development and operation of natural gas storage facilities. Our business activities are conducted through three operating segments: (i) Transportation, (ii) Facilities and (iii) Supply and Logistics. See Note 14 for further detail of our three operating segments.

As used in this Form 10-Q and unless the context indicates otherwise, the terms “Partnership,” “Plains,” “PAA,” “we,” “us,” “our,” “ours” and similar terms refer to Plains All American Pipeline, L.P. and its subsidiaries. Also, references to our “general partner,” as the context requires, include any or all of PAA GP LLC, Plains AAP, L.P. and Plains All American GP LLC.

Definitions

The following additional defined terms are used in this Form 10-Q and shall have the meanings indicated below:

AOCI	=	Accumulated other comprehensive income
Bcf	=	Billion cubic feet
Btu	=	British thermal unit
CAD	=	Canadian dollar
DERs	=	Distribution equivalent rights
EBITDA	=	Earnings before interest, taxes, depreciation and amortization
FASB	=	Financial Accounting Standards Board
FERC	=	Federal Energy Regulatory Commission
ICE	=	IntercontinentalExchange
LIBOR	=	London Interbank Offered Rate
LPG	=	Liquefied petroleum gas and other natural gas-related products
LTIPs	=	Long-term incentive plans
Mcf	=	Thousand cubic feet
MLP	=	Master limited partnership
MTBE	=	Methyl tertiary-butyl ether
Nexen	=	Nexen Holdings U.S.A. Inc.
NPNS	=	Normal purchases and normal sales
NYMEX	=	New York Mercantile Exchange
Pacific	=	Pacific Energy Partners, L.P.
PLA	=	Pipeline loss allowance
PNG	=	PAA Natural Gas Storage, L.P.
PNGS	=	PAA Natural Gas Storage, LLC
RMPS	=	Rocky Mountain Pipeline System
SEC	=	Securities and Exchange Commission
SG Resources	=	SG Resources Mississippi, LLC
U.S. GAAP	=	Generally accepted accounting principles in the United States
USD	=	United States dollar
WTI	=	West Texas intermediate
WTS	=	West Texas sour

Basis of Consolidation and Presentation

The accompanying condensed consolidated interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto presented in our 2010 Annual Report on Form 10-K. The financial statements have been prepared in accordance with the instructions for interim reporting as prescribed by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications do not affect net income attributable to Plains. The condensed balance sheet data as of December 31, 2010 was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. The results of operations for the three months ended March 31, 2011 should not be taken as indicative of the results to be expected for the full year.

Subsequent events have been evaluated through the financial statements issuance date and have been included within the following footnotes where applicable.

Note 2—Recent Accounting Pronouncements

Other than as discussed below and in our 2010 Annual Report on Form 10-K, no new accounting pronouncements have become effective during the three months ended March 31, 2011 that are of significance or potential significance to us.

Fair Value Measurement Disclosure Requirements. In January 2010, the FASB issued guidance to enhance disclosures related to the existing fair value hierarchy disclosure requirements. A fair value measurement is designated as level 1, 2 or 3 within the hierarchy based on the nature of the inputs used in the valuation process. Level 1 measurements generally reflect quoted market prices in active markets for identical assets or liabilities, level 2 measurements generally reflect the use of significant observable inputs and level 3 measurements typically utilize significant unobservable inputs. This new guidance requires a gross presentation of activities within the level 3 rollforward. This guidance was effective for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. We adopted this guidance on January 1, 2011. See Note 12 for additional disclosure. Our adoption did not have any material impact on our financial position, results of operations, or cash flows.

Note 3—Trade Accounts Receivable

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At March 31, 2011 and December 31, 2010, substantially all of our accounts receivable (net of allowance for doubtful accounts) were less than 60 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled approximately $5 million at both March 31, 2011 and December 31, 2010. Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

At March 31, 2011 and December 31, 2010, we had received approximately $182 million and $197 million, respectively, of advance cash payments from third parties to mitigate credit risk. In addition, we enter into netting arrangements (contractual agreements that allow us and the counterparty to offset receivables and payables between the two) that cover a significant part of our transactions and also serve to mitigate credit risk.

Note 4—Acquisitions

The following acquisition was accounted for using the acquisition method of accounting, and the purchase price was allocated in accordance with such method.

Southern Pines Acquisition

On February 9, 2011, PNG acquired 100% of the equity interests in SG Resources from SGR Holdings, L.L.C. for an aggregate purchase price of approximately $752 million in cash, net of cash acquired, which is subject to finalization of certain post-closing adjustments (the “Southern Pines Acquisition”). The primary asset of SG Resources is the Southern Pines Energy Center (“Southern Pines”), a FERC-regulated, salt-cavern natural gas storage facility located in Greene County, Mississippi. Southern Pines is permitted for 40 Bcf of working gas capacity from four storage caverns. In connection with this acquisition, PNG obtained financing through a private placement of PNG common units to third-party purchases, and we purchased additional common units. See Note 10 for further discussion.

The purchase price allocation related to the Southern Pines Acquisition is preliminary and subject to change, pending completion of internal valuation procedures primarily related to the valuation of intangible assets and the various components of the property and equipment acquired. We expect to finalize our purchase price allocation during 2011. The preliminary purchase price allocation is as follows (in millions):

Inventory	$14
Property and equipment, net	341
Base gas	3
Other working capital, net of cash acquired	1
Intangible assets	92
Goodwill	301
Total	$752

Several factors contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired.  Such factors include the strategic location of the Southern Pines facility, the limited alternative locations and the extended lead times required to develop and construct such facility, along with its operational flexibility, organic expansion capabilities and synergies anticipated to be obtained from combining Southern Pines with our existing asset base. Through March 31, 2011, we have incurred approximately $4 million of acquisition-related costs, which are included in general and administrative expenses in our Condensed Consolidated Statement of Operations. This acquisition is reflected within our facilities segment.

Events Subsequent to March 31, 2011

In May 2011, PNG entered into an agreement with the former owners of SG Resources with respect to certain outstanding issues and purchase price adjustments as well as the distribution of the remaining 5% of the purchase price that was escrowed at closing (totaling $37 million). Pursuant to this agreement, PNG received approximately $10 million and the balance was remitted to the former owners. Funds received by PNG will be used to fund anticipated facility development and other related costs identified subsequent to closing. Additionally, the parties executed releases of any existing and future claims, subject to customary carve-outs.

Note 5—Inventory, Linefill, Base Gas and Long-term Inventory

Inventory, linefill, base gas and long-term inventory consisted of the following (barrels in thousands, natural gas volumes in thousands of mcf and total value in millions):

	March 31, 2011				December 31, 2010
		Unit of	Total	Price/ Unit of		Unit of	Total	Price/ Unit of
	Volumes	Measure	Value	Measure (1)	Volumes	Measure	Value	Measure (1)
Inventory
Crude oil	14,713	barrels	$1,304	$88.63	14,132	barrels	$1,100	$77.84
LPG	1,082	barrels	62	$57.30	7,395	barrels	366	$49.49
Refined products	179	barrels	14	$78.21	271	barrels	22	$81.18
Natural gas (2)	861	mcf	3	$3.48	13	mcf	—	$3.87
Parts and supplies	N/A		3	N/A	N/A		3	N/A
Inventory subtotal			1,386				1,491

Linefill and base gas
Crude oil	8,949	barrels	477	$53.30	9,159	barrels	478	$52.19
Natural gas (2)	11,904	mcf	40	$3.36	11,194	mcf	37	$3.31
LPG	57	barrels	3	$52.63	77	barrels	4	$51.95
Linefill and base gas subtotal			520				519

Long-term inventory
Crude oil	1,735	barrels	127	$73.20	1,761	barrels	128	$72.69
LPG	150	barrels	7	$46.67	505	barrels	26	$51.49
Long-term inventory subtotal			134				154

Total			$2,040				$2,164

(1)                      Price per unit of measure represents a weighted average associated with various grades, qualities and locations; accordingly, these prices may not be comparable to published benchmarks for such products.

(2)                      The volumetric ratio of mcf of natural gas to crude Btu equivalent is 6:1; thus, natural gas volumes can be converted to barrels by dividing by 6.

Note 6 — Goodwill

The table below reflects our changes in goodwill for the period indicated (in millions):

	Transportation	Facilities	Supply & Logistics	Total (1)
Balance, December 31, 2010	$640	$308	$428	$1,376
2011 Goodwill Related Activity:
Southern Pines Acquisition (2)	—	301	—	301
Purchase price accounting adjustments (2)	—	—	10	10
Foreign currency translation adjustments	6	—	—	6

Balance, March 31, 2011	$646	$609	$438	$1,693

(1)                      As of March 31, 2011, we do not have any accumulated impairment losses.

(2)                      Goodwill is recorded at the acquisition date based on a preliminary purchase price allocation. This preliminary goodwill balance may be adjusted when the purchase price allocation is finalized.

Note 7—Debt

Debt consisted of the following (in millions):

	March 31,	December 31,
	2011	2010
SHORT-TERM DEBT
Credit Facilities:
Senior secured hedged inventory facility bearing a weighted-average interest rate of 2.1% at both March 31, 2011 and December 31, 2010	$300	$500
PAA senior unsecured revolving credit facility, bearing a weighted-average interest rate of 0.7% at both March 31, 2011 and December 31, 2010 (1)	172	824
Other	2	2
Total short-term debt	474	1,326

LONG-TERM DEBT
Senior Notes:
4.25% senior notes due September 2012 (2)	500	500
7.75% senior notes due October 2012 (3)	—	200
5.63% senior notes due December 2013	250	250
5.25% senior notes due June 2015	150	150
3.95% senior notes due September 2015	400	400
5.88% senior notes due August 2016	175	175
6.13% senior notes due January 2017	400	400
6.50% senior notes due May 2018	600	600
8.75% senior notes due May 2019	350	350
5.75% senior notes due January 2020	500	500
5.00% senior notes due February 2021 (4)	600	—
6.70% senior notes due May 2036	250	250
6.65% senior notes due January 2037	600	600
Unamortized discounts	(15)	(12)
Senior notes, net of unamortized discounts	4,760	4,363
Credit Facilities and Other:
PNG senior unsecured revolving credit facility, bearing a weighted-average interest rate of 3.0% and 3.2% at March 31, 2011 and December 31, 2010, respectively	208	260
Other	8	8
Total long-term debt (1)	4,976	4,631
Total debt (5)	$5,450	$5,957

(1)                      We classify as short-term our borrowings under our PAA senior unsecured revolving credit facility. These borrowings are designated as working capital borrowings, must be repaid within one year and are primarily for hedged LPG and crude oil inventory and NYMEX and ICE margin deposits.

(2)                      The proceeds from these notes are being used to supplement capital available from our hedged inventory facility. At March 31, 2011 and December 31, 2010, approximately $500 million and $466 million, respectively, had been used to fund hedged inventory and would be classified as short-term debt if funded on our credit facilities.

(3)                      On February 7, 2011, our $200 million, 7.75% senior notes due 2012 were redeemed in full.  In conjunction with the early redemption, we recognized a loss of approximately $23 million, recorded to Other expense, net in our Condensed Consolidated Statement of Operations. We utilized cash on hand and available capacity under our credit facilities to redeem these notes.

(4)                      In January 2011, we completed the issuance of $600 million, 5.00% senior notes due 2021. The senior notes were sold at 99.521% of face value. Interest payments are due on February 1 and August 1 of each year, beginning on August 1, 2011. We used the net proceeds from this offering to repay outstanding indebtedness under our credit facilities and for general partnership purposes.

(5)                      Our fixed-rate senior notes have a face value of approximately $4.8 billion and $4.4 billion as of March 31, 2011 and December 31, 2010, respectively. We estimate the aggregate fair value of these notes as of March 31, 2011 and December 31, 2010 to be approximately $5.1 billion and $4.7 billion, respectively. Our fixed-rate senior notes are traded among institutions, which trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near quarter end. We estimate that the carrying value of outstanding borrowings under our credit facilities approximates fair value as interest rates reflect current market rates.

Credit Facilities

PAA 364-Day Credit Agreement. In January 2011, we entered into a 364-day senior unsecured credit facility with an aggregate borrowing capacity of $500 million. This credit facility has a maximum debt-to-EBITDA coverage ratio of 4.75 to 1.00 (5.50 to 1.00 during an acquisition period) and matures at the earlier of January 2012 or the refinancing of our PAA senior unsecured revolving credit facility. As set forth in the agreement, borrowings under this facility bear interest at our election at either LIBOR plus an applicable margin (based on the credit rating of our long-term senior unsecured debt), or a base rate. Commitment fees are payable at rates between 0.15% and 0.40%, also determined based on the credit rating of our long-term senior unsecured debt. Borrowings may be used for any partnership purpose. There were no outstanding borrowings under this facility at March 31, 2011.

Letters of Credit

In connection with our crude oil supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil. At March 31, 2011 and December 31, 2010, we had outstanding letters of credit of approximately $137 million and $75 million, respectively.

Note 8—Net Income Per Limited Partner Unit

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three months ended March 31, 2011 and 2010 (amounts in millions, except per unit data):

	Three Months Ended March 31,
	2011	2010
Numerator for basic and diluted earnings per limited partner unit:
Net income attributable to Plains	$182	$151
Less: General partner’s incentive distribution paid (1)	(46)	(37)
Subtotal	136	114
Less: General partner 2% ownership (1)	(3)	(2)
Net income available to limited partners	133	112
Adjustment in accordance with application of the two-class method for MLPs (1)	(4)	(3)
Net income available to limited partners in accordance with the application of the two-class method for MLPs	$129	$109

Denominator:
Basic weighted average number of limited partner units outstanding	143	136
Effect of dilutive securities:
Weighted average LTIP units (2)	1	1
Diluted weighted average number of limited partner units outstanding	144	137

Basic net income per limited partner unit	$0.90	$0.80

Diluted net income per limited partner unit	$0.90	$0.80

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

(2)                      Our LTIP awards (described in Note 11) that contemplate the issuance of common units are considered dilutive unless (i) vesting occurs only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. LTIP awards that are deemed to be dilutive are reduced by a hypothetical unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB.

Note 9—Income Taxes

U.S. Federal and State Taxes

As an MLP, we are not subject to U.S. federal income taxes; rather the tax effect of our operations is passed through to our unitholders. Although we are subject to state income taxes in some states, the impact to the three months ended March 31, 2011 and 2010 was immaterial.

Canadian Federal and Provincial Taxes

In 2010 and prior years, our Canadian operations were operated through a combination of corporate entities subject to Canadian federal and provincial taxes and a limited partnership which was treated as a flow-through entity for tax purposes. Due to changes in Canadian legislation and the Fifth Protocol to the U.S./Canada Tax Treaty, we restructured our Canadian investment on January 1, 2011. As of this date, all of our Canadian operations are conducted within entities that are treated as corporations for Canadian tax purposes (flow through for U.S. tax purposes) and that are subject to Canadian federal and provincial taxes. Additionally, payments of interest and dividends from Canada to other Plains entities are subject to Canadian withholding tax that is treated as a distribution to unitholders.

Note 10—Partners’ Capital and Distributions

Noncontrolling Interests in a Subsidiary

As of March 31, 2011, noncontrolling interests consisted of the following: (i) an approximate 36% interest in PNG and (ii) a 25% interest in SLC Pipeline.

Sale of Noncontrolling Interest in a Subsidiary

During February 2011, in connection with the Southern Pines Acquisition, PNG completed a private placement of approximately 17.4 million PNG common units to third-party purchasers for net proceeds of approximately $370 million. In addition, we purchased approximately 10.2 million PNG common units for approximately $230 million, including our proportionate general partner contribution of $12 million. As a result of these transactions, our aggregate ownership interest in PNG decreased from approximately 77% to approximately 64%. The following table sets forth our ownership changes in the limited partner units of PNG from December 31, 2010 to March 31, 2011 (units in millions):

	December 31, 2010	February 2011 PNG Issuance	March 31, 2011
	(in millions)
PNG Units Owned by PAA:
Common Units	18.1	10.2	28.3
Series A Subordinated Units	11.9	—	11.9
Series B Subordinated Units	13.5	—	13.5
Total PNG Units Owned by PAA	43.5	10.2	53.7

In addition to our limited partner interest, we also own the general partner’s 2% interest and the incentive distribution rights in PNG.

In conjunction with the offering, we recorded an increase in noncontrolling interest of $306 million and an increase to our partners’ capital of approximately $64 million. The increases result from the portion of the proceeds attributable to the respective ownership interests in PNG, adjusted for the impact of the dilution of our ownership interest resulting from this transaction.

PAA Distributions

The following table details the distributions pertaining to the first three months of 2011, net of reductions to the general partner’s incentive distributions (in millions, except per unit amounts):

		Distributions Paid				Distributions
		Common	General Partner			per limited
Date Declared	Date Paid or To Be Paid	Units	Incentive	2%	Total	partner unit
2011
April 11, 2011	May 13, 2011 (1)	$145	$50	$3	$198	$0.9700
January 12, 2011	February 14, 2011	$135	$46	$3	$184	$0.9575

(1)                      Payable to unitholders of record on May 3, 2011, for the period January 1, 2011 through March 31, 2011.

In conjunction with the closing of certain acquisitions, our general partner agreed to temporarily reduce the amounts due it as incentive distributions. Following the distribution in May 2011, the aggregate incentive distribution reductions remaining will be approximately $3 million. See Note 5 to our Consolidated Financial Statements included in Part IV of our 2010 Annual Report on Form 10-K for further detail regarding our “General Partner Incentive Distributions.”

PAA Equity Offerings

During the three months ended March 31, 2011, we completed an equity offering of our common units as shown in the table below (in millions, except per unit data):

				General
		Gross	Proceeds	Partner		Net
Date	Units Issued	Unit Price	from Sale	Contribution	Costs	Proceeds
March 2011 (1)	7,935,000	$64.00	$508	$10	$(15)	$503

(1)                      This offering of common units was an underwritten transaction that required us to pay a gross spread. The net proceeds from this offering were used to reduce outstanding borrowings under our credit facilities and for general partnership purposes.

Note 11—Equity Compensation Plans

For discussion of our equity compensation awards, see Note 10 to our Consolidated Financial Statements included in Part IV of our 2010 Annual Report on Form 10-K.

Our equity compensation activity for awards denominated in PAA and PNG units is summarized in the following table (units in millions):

	PAA Units		PNG Units
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2010	4.4	$41.69	1.0	$20.55
Granted	0.4	$54.26	—	$—
Cancelled or forfeited	(0.1)	$41.26	—	$—
Outstanding, March 31, 2011	4.7	$42.73	1.0	$20.55

The table below summarizes the expense recognized and cash payments related to outstanding equity compensation awards that have DERs (in millions):

	Three Months Ended March 31,
	2011	2010
Equity compensation expense	$20	$19
DER cash payments	$1	$1

Note 12—Derivatives and Risk Management Activities

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of March 31, 2011, net derivative positions related to these activities included:

•                  An approximate 194,000 barrels per day net long position (total of 5.8 million barrels) associated with our crude oil activities, which was unwound ratably during April 2011 to match monthly average pricing.

•                  A net short spread position averaging approximately 50,500 barrels per day (total of 31.8 million barrels), which hedges a portion of our anticipated crude oil lease gathering purchases through January 2013.  These derivatives also hedge the margin associated with anticipated crude oil purchases.  These derivatives in the aggregate do not result in exposure to outright price movements.

•                  A net short spread position averaging approximately 30,400 barrels per day (total of 8.2 million barrels) of calendar spread call options for the period May 2011 through January 2012.  These derivatives also hedge the margin associated with anticipated crude oil purchases.  These derivatives in the aggregate do not result in exposure to outright price movements.

•                  Approximately 6,500 barrels per day on average (total of 3.9 million barrels) of WTS/WTI crude oil basis swaps through December 2012, which hedge anticipated sales of crude oil (WTI).

•                  Approximately 2,700 barrels per day on average (total of 1.0 million barrels) of butane/WTI spread positions, which hedge specific butane sales contracts that are priced as a fixed percentage of WTI and continue through March 2012.

Storage Capacity Utilization — We own approximately 69 million barrels of crude oil, LPG and refined products storage capacity that is not used in our transportation operations. This storage may be leased to third parties or utilized in our own supply and logistics activities, including for the storage of inventory in a contango market. For capacity allocated to our supply and logistics operations, we have utilization risk if the market structure is backwardated. As of March 31, 2011, we used derivatives to manage the risk of not utilizing approximately 2.0 million barrels per month of storage capacity through 2012. These positions are a combination of calendar spread options and NYMEX futures contracts. These positions involve no outright price exposure, but instead represent potential offsetting purchases and sales between time periods (first month versus second month for example).

Inventory Storage — At times, we elect to purchase and store crude oil, LPG and refined products inventory in conjunction with our supply and logistics activities. When we purchase and store inventory, we enter into physical sales contracts or use derivatives to mitigate price risk associated with the inventory. As of March 31, 2011, we had derivatives totaling approximately 12.9 million barrels hedging our inventory.

We also purchase foreign cargoes of crude oil and may enter into derivatives to mitigate various price risks associated with the purchase and ultimate sale of foreign crude inventory. As of March 31, 2011, we had approximately 0.5 million barrels of crude oil derivatives hedging the anticipated sale of foreign crude inventory.

Pipeline Loss Allowance Oil — As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor that is intended to, among other things, offset losses due to evaporation, measurement and other losses in transit. We utilize derivative instruments to hedge a portion of the anticipated sales of the allowance oil that is to be collected under our tariffs. As of March 31, 2011, we had PLA hedges consisting of (i) a net short position consisting of crude oil futures and swaps for an average of approximately 1,700 barrels per day (total of 2.3 million barrels) through December 2014, (ii) a long put option position of approximately 0.4 million barrels through December 2012 and (iii) a long call option position of approximately 0.8 million barrels through December 2012.

Natural Gas Purchases and Sales — Our gas storage facilities require minimum levels of natural gas (“base gas”) to operate. For our natural gas storage facilities that are under construction, we anticipate purchasing base gas in future periods as construction is completed. We use derivatives to hedge such anticipated purchases of natural gas. As of March 31, 2011, we have a long futures position of approximately 1 Bcf consisting of NYMEX futures, 2.6 Bcf of long NYMEX and ICE swaps, and a long call option position of approximately 0.7 Bcf related to anticipated base gas purchases. Additionally, our natural gas commercial marketing group captures short-term market opportunities by leasing a portion of our owned or leased storage capacity engaging in related commercial marketing activities.  We use various derivatives to hedge anticipated purchases and sales of natural gas by our commercial marketing group.  As of March 31, 2011, we have a short swap position of approximately 4.1 Bcf consisting of NYMEX and ICE swaps related to anticipated sales of natural gas, and an approximate 5.0 Bcf long swap position consisting of NYMEX and ICE swaps related to anticipated purchases of natural gas.  As of March 31, 2011, all of our outstanding derivatives entered into for purposes of hedging anticipated purchases and sales of natural gas, including base gas, have been designated as cash flow hedges.

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

Interest Rate Risk Hedging

We use interest rate derivatives to hedge interest rate risk associated with anticipated debt issuances and outstanding debt instruments. The derivative instruments we use to manage this risk consist primarily of interest rate swaps and treasury locks. As of March 31, 2011, AOCI includes deferred gains of $4 million that relate to terminated interest rate swaps and treasury locks that were designated for hedge accounting. These terminated interest rate derivatives were cash-settled in connection with the issuance or refinancing of debt agreements. The deferred gain related to these instruments is being amortized to interest expense over the original terms of the hedged debt instruments.

During October 2010, we entered into three forward starting interest rate swaps to hedge the underlying benchmark interest rate associated with anticipated debt issuances. These swaps had an aggregate notional amount of $100 million and an average fixed rate of 3.6%. These swaps were terminated in January 2011 concurrent with the January 2011 debt issuance. See Note 7 for additional disclosure. We received cash proceeds of $12 million associated with the termination of these swaps.

During July 2009, we entered into four interest rate swaps. For the interest rate swaps, we receive fixed interest payments and pay floating-rate interest payments based on three-month LIBOR plus an average spread of 2.42% on a semi-annual basis. The swaps have an aggregate notional amount of $300 million with fixed rates of 4.25%. Two of the swaps terminate in 2011 and two of the swaps terminate in 2012. The swaps that terminate in 2012 are designated as fair value hedges.

Currency Exchange Rate Risk Hedging

Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use foreign currency derivatives to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. As of March 31, 2011, AOCI includes net deferred gains of $13 million that relate to open and settled foreign currency derivatives that were designated for hedge accounting. These foreign currency derivatives hedge the cash flow variability associated with CAD-denominated interest payments on a CAD-denominated intercompany note as a result of changes in the exchange rate.

As of March 31, 2011, our outstanding foreign currency derivatives also include derivatives we use to hedge USD-denominated crude oil purchases and sales in Canada. In addition, we may from time to time hedge the commodity price risk associated with a CAD-denominated commodity transaction with a USD-denominated commodity derivative. In conjunction with entering into the commodity derivative, we may enter into a foreign currency derivative to hedge the resulting foreign currency risk. These foreign currency derivatives are generally short-term in nature and are not designated for hedge accounting.

At March 31, 2011, our open foreign currency derivatives included forward exchange contracts that exchange CAD for USD on a net basis as follows (in millions):

	CAD	USD	Average Exchange Rate
2011	$11	$11	CAD $1.01 to US $1.00
2012	$15	$15	CAD $1.01 to US $1.00
2013	$9	$9	CAD $1.00 to US $1.00

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

A summary of the impact of our derivative activities recognized in earnings for the three months ended March 31, 2011 and 2010 is as follows (in millions):

	Three Months Ended March 31, 2011			Three Months Ended March 31, 2010
		Derivatives			Derivatives
	Derivatives in	Not		Derivatives in	Not
	Hedging	Designated		Hedging	Designated
Location of gain/(loss)	Relationships (1)(2)(3)	as a Hedge (4)	Total	Relationships (1)(2)	as a Hedge (4)	Total
Commodity Derivatives

Supply and Logistics segment revenues	$(75)	$4	$(71)	$(20)	$27	$7

Transportation segment revenues	—	—	—	1	—	1

Facilities segment revenues	(1)	—	(1)	(1)	1	—

Purchases and related costs	—	—	—	5	(25)	(20)

Field operating costs	—	1	1	—	1	1

Interest Rate Derivatives

Interest expense	1	—	1	—	1	1

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	3	3	—	—	—

Purchases and related costs	—	—	—	—	2	2

Other income, net	1	—	1	—	(1)	(1)

Total Gain/(Loss) on Derivatives Recognized in Income	$(74)	$8	$(66)	$(15)	$6	$(9)

(1)             Amounts represent derivative gains and losses that were reclassified from AOCI to earnings during the period to coincide with the earnings impact of the respective hedged transaction.

(2)             Amounts include losses of approximately $8 million and $1 million for the three months ended March 31, 2011 and 2010, respectively, that represent the ineffective portion of our cash flow hedges.  These amounts relate to commodity derivatives and are recognized in Supply and Logistics segment revenues during such periods.

(3)             Interest expense includes a net gain of approximately $1 million associated with outstanding interest rate swaps, which are designated as a fair value hedge.

(4)             Includes realized and unrealized gains or losses for derivatives not designated for hedge accounting during the period.

The following table summarizes the derivative assets and liabilities on our consolidated balance sheet on a gross basis as of March 31, 2011 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$124	Other current assets	$(156)
	Other long-term assets	1	Other long-term assets	13
			Other long-term liabilities	(1)
Interest rate derivatives	Other current assets	2
	Other long-term assets	1
Foreign currency derivatives			Other current liabilities	(1)
Total derivatives designated as hedging instruments		$128		$(145)

Derivatives not designated as hedging instruments:

Commodity derivatives	Other current assets	$29	Other current assets	$(84)
	Other long-term assets	8
	Other current liabilities	3	Other current liabilities	(9)
Interest rate derivatives	Other current assets	1
Foreign currency derivatives	Other current assets	1
Total derivatives not designated as hedging instruments		$42		$(93)

Total derivatives		$170		$(238)

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

As of March 31, 2011, there was a net loss of $156 million deferred in AOCI. The total amount of deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transaction, (ii) interest expense accruals associated with underlying debt instruments or (iii) the recognition of a foreign currency gain or loss upon the remeasurement of certain CAD-denominated intercompany balances. Of the total net loss deferred in AOCI at March 31, 2011, we expect to reclassify a net loss of approximately $164 million to earnings in the next twelve months. Of the remaining deferred gain in AOCI, approximately $1 million is expected to be reclassified to earnings prior to 2014 with the remaining deferred gain being reclassified to earnings through 2019. These amounts are predominately based on market prices at the current period end, thus actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

During the three months ended March 31, 2011 and 2010, all of our hedged transactions were probable of occurring. The net deferred gain/(loss) recognized in AOCI for derivatives during the three months ended March 31, 2011 and 2010 are as follows (in millions):

	For the Three Months Ended March 31,
	2011	2010
Commodity derivatives	$(145)	$(4)
Foreign currency derivatives	(1)	(1)
Interest rate derivatives	2	—
Total	$(144)	$(5)

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting agreement exists. Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin. Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange. On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin. As of March 31, 2011, we had a net broker receivable of approximately $117 million (consisting of initial margin of $64 million increased by $53 million of variation margin that had been posted by us). As of December 31, 2010, we had a net broker receivable of approximately $99 million (consisting of initial margin of $56 million increased by $43 million of variation margin that had been posted by us).  At March 31, 2011 and December 31, 2010, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of March 31, 2011 and December 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which does affect the placement of assets and liabilities within the fair value hierarchy levels.

	Fair Value as of March 31, 2011				Fair Value as of December 31, 2010
	(in millions)				(in millions)
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(67)	$—	$(5)	$(72)	$(16)	$—	$(30)	$(46)
Interest rate derivatives	—	4	—	4	—	—	15	15
Foreign currency derivatives	—	—	—	—	—	—	1	1
Total	$(67)	$4	$(5)	$(68)	$(16)	$—	$(14)	$(30)

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

Level 2

Included within Level 2 of the fair value hierarchy are interest rate derivatives that include interest rate swaps. The fair value of these interest rate derivatives is based on broker or dealer price quotations which are corroborated with market observable inputs including forward interest rates obtained from pricing services.

Level 3

Included within Level 3 of the fair value hierarchy are over-the-counter commodity derivatives that are traded in markets that are active but not sufficiently active to warrant Level 2 classification in our judgment and certain physical commodity contracts. The fair value of our level 3 commodity derivatives is based on broker or dealer price quotations or a valuation model. Our valuation models utilize inputs such as forward prices but do not involve significant management judgments.

Rollforward of Level 3 Net Liability

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as level 3 (in millions):

	Three Months Ended
	March 31,
	2011	2010
Beginning Balance	$(14)	$(28)
Unrealized gains/(losses):
Included in earnings (1)	6	7
Included in other comprehensive income	(2)	—
Settlements	32	21
Derivatives entered into during the period	(10)	(5)
Transfers out of level 3	(17)	—
Ending Balance	$(5)	$(5)

Change in unrealized gains/(losses) included in earnings relating to level 3 derivatives still held at the end of the periods	$(3)	$—

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

During the first quarter of 2011, we transferred interest rate and commodity derivatives with an aggregate fair value of $17 million from level 3 to level 2. This transfer resulted from the implementation of additional valuation procedures, using market observable inputs, to validate the broker or dealer price quotations used for fair value measurement. Our policy is to recognize transfers between levels as of the beginning of the reporting period in which the transfer occurred.

We believe that a proper analysis of our level 3 gains or losses must incorporate the understanding that these items are generally used to hedge our commodity price risk, interest rate risk and foreign currency exchange risk and will therefore be offset by gains or losses on the underlying transactions.

Note 13—Commitments and Contingencies

Litigation

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

New Jersey Department of Environmental Protection v. ExxonMobil Corp. et al. In a matter related to ExxonMobil v. GATX, in June 2007, the NJDEP brought suit against GATX, ExxonMobil and Plains Products Terminals LLC (formerly Pacific Atlantic Terminals LLC) (“PPT”) to recover natural resources damages associated with, and to require remediation of, the contamination. ExxonMobil and GATX have filed third-party demands against PPT, seeking indemnity and contribution. The natural resources damages have been settled and set at $1.1 million payable to the State of New Jersey; however, PPT’s allocated share of this liability is being disputed by PPT with GATX.  Court approval of the settlement is pending.

EPA v. Rocky Mountain Pipeline System. In February 2009, we received a request for information from EPA regarding aspects of the fuel handling activities of RMPS, a subsidiary acquired in the Pacific merger, at two truck terminals in Colorado. After responding to the request, we received a notice of violations from EPA, alleging failure of RMPS to comply with provisions of the Clean Air Act related to registration, sampling, recording and reporting in connection with such activities. EPA further alleged that the violations occurred on an ongoing basis from October 2006 through February 2009. EPA referred the matter to the DOJ, and we continued to engage in settlement discussions, which culminated in the filing of a consent decree on May 3, 2011.  The Decree, which must be approved by the court after a public comment period, includes provision for a penalty of $2.5 million and a commitment to an environmental project at an estimated cost of $200,000.

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

Environmental

Although we believe that our efforts to enhance our leak prevention and detection capabilities have produced positive results, we have experienced (and likely will experience future) releases of hydrocarbon products into the environment from our pipeline and storage operations. For example, in late April 2011, we experienced a high-volume crude oil release on a remote section of our Rainbow Pipeline in Alberta, Canada. Emergency response personnel were mobilized to conduct clean-up operations in cooperation with the Alberta Energy Resources Conservation Board.  We preliminarily estimate that the total costs, including the lost revenue associated with the release, will be approximately $25 million, a portion of which likely will be covered by insurance.  This estimate may be revised upward or downward as information is refined and additional information becomes available.

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

At March 31, 2011, our reserve for environmental liabilities totaled approximately $67 million, of which approximately $10 million was classified as short-term and $57 million was classified as long-term. At December 31, 2010, our reserve for environmental liabilities totaled approximately $66 million, of which approximately $10 million was classified as short-term and $56 million was classified as long-term. At both March 31, 2011 and December 31, 2010, we had recorded receivables totaling approximately $5 million for amounts probable of recovery under insurance and from third parties under indemnification agreements.

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

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. We believe we are adequately insured for public liability and property damage to others with respect to our operations. With respect to all of our coverage, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. As a result, we may elect to self-insure or utilize higher deductibles in certain insurance programs. For example, the market for hurricane-or windstorm-related property damage coverage has remained difficult the last few years.  The amount of coverage available has been limited, and costs have increased substantially with the combination of premiums and deductibles for the 2010 renewal totaling 20% or more of the coverage limit.

The last two years we have purchased a hurricane limit of $10 million to cover property and business interruption, representing substantially the level of insurance that was available. The coverage provided by these policies contained much stricter limitations than the insurance policies available prior to hurricanes Rita and Katrina. As a result of these conditions, we have decided not to purchase this coverage for 2011/12 and will self insure this risk. This decision does not affect our third-party liability insurance, which still covers hurricane-related liability claims, and we expect to renew our liability insurance tower at our historic levels. In addition, although we believe that we have established adequate reserves to the extent such risks are not insured, costs incurred in excess of these reserves may be higher and may potentially have a material adverse effect on our financial conditions, results of operations or cash flows.

Note 14—Operating Segments

We manage our operations through three operating segments: (i) Transportation, (ii) Facilities and (iii) Supply and Logistics. The following table reflects certain financial data for each segment for the periods indicated (in millions):

	Transportation	Facilities	Supply & Logistics	Total
Three Months Ended March 31, 2011
Revenues:
External Customers	$141	$118	$7,435	$7,694
Intersegment (1)	134	43	—	177
Total revenues of reportable segments	$275	$161	$7,435	$7,871
Segment profit (2) (3)	$137	$78	$133	$348
Maintenance capital	$18	$3	$3	$24

Three Months Ended March 31, 2010
Revenues:
External Customers	$138	$75	$5,912	$6,125
Intersegment (1)	112	39	—	151
Total revenues of reportable segments	$250	$114	$5,912	$6,276
Equity earnings in unconsolidated entities	$1	$—	$—	$1
Segment profit (2) (3)	$127	$59	$93	$279
Maintenance capital	$7	$3	$1	$11

(1)                      Segment revenues and purchases and related costs include intersegment amounts. Intersegment sales are conducted at posted tariff rates, rates similar to those charged to third parties or rates that we believe approximate market rates. For further discussion, see “Analysis of Operating Segments” under Item 7 of our 2010 Annual Report on Form 10-K.

(2)                      Supply and logistics segment profit includes interest expense (related to hedged inventory purchases) of $5 million and $3 million for the three months ended March 31, 2011 and 2010, respectively.

(3)                      The following table reconciles segment profit to net income attributable to Plains (in millions):

	For the Three Months
	Ended March 31,
	2011	2010
Segment profit	$348	$279
Depreciation and amortization	(63)	(67)
Interest expense	(65)	(58)
Other expense, net	(22)	(3)
Income tax expense	(13)	—
Net income	185	151
Less: Net income attributable to noncontrolling interests	(3)	—
Net income attributable to Plains	$182	$151

Note 15—Related Party Transactions

See Note 9 to our Consolidated Financial Statements included in Part IV of our 2010 Annual Report on Form 10-K for a complete discussion of our related party transactions.

Occidental Petroleum Corporation

As of March 31, 2011, a subsidiary of Occidental Petroleum Corporation (“Oxy”) owned approximately 35% of our general partner interest and had a representative on the board of directors of Plains All American GP LLC. During the three months ended March 31, 2011 and 2010, we received sales and transportation storage revenues and purchased petroleum products from companies associated with Oxy, as detailed below (in millions):

	Three Months Ended
	March 31,
	2011	2010
Total revenues	$702	$193

Purchases and related costs	$74	$38

We currently have a netting arrangement with Oxy. Our gross receivables and payable amounts with affiliates of Oxy were as follows (in millions):

	March 31,	December 31,
	2011	2010
Trade accounts receivable and other receivables	$415	$379

Accounts payable	$169	$124

Note 16—Supplemental Condensed Consolidating Financial Information

For purposes of the following footnote, Plains is referred to as “Parent.” See Note 13 to our Consolidated Financial Statements included in Part IV of our 2010 Annual Report on Form 10-K for further detail regarding subsidiaries classified as “Guarantor Subsidiaries” and subsidiaries classified as “Non-Guarantor Subsidiaries.” There have been no material changes in the entities that constitute our guarantor and non-guarantor subsidiaries since December 31, 2010.

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

Condensed Consolidating Balance Sheets

	As of March 31, 2011
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$3,062	$4,674	$505	$(3,634)	$4,607
Property and equipment, net	3	4,954	2,180	—	7,137
Investments in unconsolidated entities	7,132	1,414	—	(8,350)	196
Other assets, net	231	2,064	816	(306)	2,805
Total assets	$10,428	$13,106	$3,501	$(12,290)	$14,745

LIABILITIES AND PARTNERS’ CAPITAL
Total current liabilities	$247	$6,964	$474	$(3,634)	$4,051
Long-term debt	4,763	30	489	(306)	4,976
Other long-term liabilities	—	297	3	—	300
Total liabilities	5,010	7,291	966	(3,940)	9,327

Partners’ capital excluding noncontrolling interests	4,882	5,754	2,535	(8,289)	4,882
Noncontrolling interests	536	61	—	(61)	536
Total partners’ capital	5,418	5,815	2,535	(8,350)	5,418

Total liabilities and partners’ capital	$10,428	$13,106	$3,501	$(12,290)	$14,745

Condensed Consolidating Balance Sheets (continued)

	As of December 31, 2010
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
ASSETS
Total current assets	$3,460	$4,394	$510	$(3,983)	$4,381
Property and equipment, net	2	4,870	1,819	—	6,691
Investments in unconsolidated entities	6,302	2,173	—	(8,275)	200
Other assets, net	28	1,976	553	(126)	2,431
Total assets	$9,792	$13,413	$2,882	$(12,384)	$13,703

LIABILITIES AND PARTNERS’ CAPITAL
Total current liabilities	$853	$6,836	$509	$(3,983)	$4,215
Long-term debt	4,366	5	386	(126)	4,631
Other long-term liabilities	—	270	14	—	284
Total liabilities	5,219	7,111	909	(4,109)	9,130

Partners’ capital excluding noncontrolling interests	4,342	6,241	1,973	(8,214)	4,342
Noncontrolling interests	231	61	—	(61)	231
Total partners’ capital	4,573	6,302	1,973	(8,275)	4,573

Total liabilities and partners’ capital	$9,792	$13,413	$2,882	$(12,384)	$13,703

Condensed Consolidating Statements of Operations

	Three Months Ended March 31, 2011
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net operating revenues (1)	$—	$535	$80	$—	$615
Field operating costs	—	(171)	(26)	—	(197)
General and administrative expenses	—	(56)	(14)	—	(70)
Depreciation and amortization	(2)	(47)	(14)	—	(63)

Operating income/(loss)	(2)	261	26	—	285

Equity earnings in unconsolidated entities	276	16	—	(292)	—
Interest income/(expense)	(67)	4	(2)	—	(65)
Other income/(expense), net	(22)	1	(1)	—	(22)
Income tax expense	—	(13)	—	—	(13)
Net income	185	269	23	(292)	185
Less: Net income attributable to noncontrolling interests	(3)	—	—	—	(3)
Net income attributable to Plains	$182	$269	$23	$(292)	$182

	Three Months Ended March 31, 2010
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
Net operating revenues (1)	$—	$452	$50	$—	$502
Field operating costs	—	(149)	(13)	—	(162)
General and administrative expenses	—	(54)	(8)	—	(62)
Depreciation and amortization	(1)	(55)	(11)	—	(67)

Operating income/(loss)	(1)	194	18	—	211

Equity earnings in unconsolidated entities	215	16	—	(230)	1
Interest income/(expense)	(63)	8	(3)	—	(58)
Other income/(expense), net	—	(3)	—	—	(3)
Income tax expense	—	—	—	—	—
Net income	$151	$215	$15	$(230)	$151

(1)                      Net operating revenues are calculated as “Total revenues” less “Purchases and related costs.”

Condensed Consolidating Statements of Cash Flows

	Three Months Ended March 31, 2011
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$185	$269	$23	$(292)	$185
Reconciliation of net income to net cash provided by/(used in) operating activities:
Depreciation and amortization	2	47	14	—	63
Equity compensation expense	—	19	1	—	20
Gain on sale of linefill	—	(13)	—	—	(13)
Net cash received for terminated interest rate or foreign currency hedging instruments	12	—	—	—	12

Equity earnings in unconsolidated subsidiaries, net of distributions	(276)	(11)	—	292	5
Other	—	(2)	—	—	(2)
Changes in assets and liabilities, net of acquisitions	404	(78)	58	—	384
Net cash provided by/(used in) operating activities	327	231	96	—	654

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	—	(4)	(752)	—	(756)
Changes in restricted cash in escrow for acquisitions	—	—	18	—	18
Additions to property, equipment and other	—	(90)	(31)	—	(121)

Net cash received for sales and purchases of linefill and base gas	—	19	—	—	19
Other investing activities	—	(2)	—	—	(2)
Net cash provided by/(used in) investing activities	—	(77)	(765)	—	(842)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments on PAA’s revolving credit facility	(603)	(51)	—	—	(654)
Net repayments on PNG’s revolving credit facility	—	—	(52)	—	(52)
Net repayments on PAA’s hedged inventory facility	—	(200)	—	—	(200)
Proceeds from the issuance of senior notes	597	—	—	—	597
Repayments of senior notes	(200)	—	—	—	(200)
Cash received/(paid) for sale/(purchase) of common units of a subsidiary	(230)	—	600	—	370
Net borrowings/(repayments) on intercompany notes	(200)	73	127	—	—
Net proceeds from the issuance of common units	503	—	—	—	503
Distributions paid to common unitholders and general partner	(184)	—	—	—	(184)
Distributions to noncontrolling interests	—	—	(5)	—	(5)
Other financing activities	(5)	1	—	—	(4)
Net cash provided by/(used in) financing activities	(322)	(177)	670	—	171

Effect of translation adjustment on cash	—	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	5	(23)	1	—	(17)
Cash and cash equivalents, beginning of period	(4)	36	4	—	36
Cash and cash equivalents, end of period	$1	$13	$5	$—	$19

Condensed Consolidating Statements of Cash Flows (continued)

	Three Months Ended March 31, 2010
		Combined	Combined
		Guarantor	Non-Guarantor
	Parent	Subsidiaries	Subsidiaries	Eliminations	Consolidated
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$151	$215	$15	$(230)	$151
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	1	55	11	—	67
Equity compensation expense	—	19	—	—	19
Equity earnings in unconsolidated subsidiaries, net of distributions	(215)	(15)	—	230	—
Other	—	(3)	—	—	(3)
Changes in assets and liabilities, net of acquisitions	365	(214)	6	—	157
Net cash provided by operating activities	302	57	32	—	391

CASH FLOWS FROM INVESTING ACTIVITIES
Additions to property, equipment and other	—	(76)	(28)	—	(104)
Other investing activities	—	(4)	—	—	(4)
Net cash used in investing activities	—	(80)	(28)	—	(108)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments on PAA’s revolving credit facility	(136)	(91)	—	—	(227)
Net borrowing on PAA’s hedged inventory facility	—	100	—	—	100
Distributions paid to common unitholders and general partner	(166)	—	—	—	(166)
Other financing activities	—	1	—	—	1
Net cash provided by/(used in) financing activities	(302)	10	—	—	(292)

Effect of translation adjustment on cash	—	—	—	—	—

Net increase/(decrease) in cash and cash equivalents	—	(13)	4	—	(9)
Cash and cash equivalents, beginning of period	1	19	5	—	25
Cash and cash equivalents, end of period	$1	$6	$9	$—	$16

Item 2.                                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical consolidated financial statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2010 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the condensed consolidated financial statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our discussion and analysis herein includes the following:

•                  Executive Summary

•                  Acquisitions and Internal Growth Projects

•                  Results of Operations

•                  Liquidity and Capital Resources

•                  Recent Accounting Pronouncements

•                  Critical Accounting Policies and Estimates

•                  Forward-Looking Statements

Executive Summary

Company Overview

We provide transportation, storage, terminalling and supply and logistics services with respect to crude oil, refined products and LPG. Through our general partner interest and majority equity ownership position in PNG, we also engage in the development and operation of natural gas storage facilities. We were formed in 1998, and our operations are conducted directly and indirectly through our operating subsidiaries and are managed through three operating segments: (i) Transportation, (ii) Facilities and (iii) Supply and Logistics.

Overview of Operating Results and Significant Activities

During the first quarter of 2011, our net income attributable to Plains was $182 million, which was a $31 million increase compared to the first quarter of 2010.  This increase was driven by favorable results experienced within all three of our operating segments, but particularly within our supply and logistics segment.  This segment benefited from more favorable lease gathering volumes and margins, crude oil quality differentials and market structure.  Our transportation segment was primarily impacted by increased volumes, favorable foreign currency exchange rates and increased tariff rates; and our facilities segment was primarily impacted by our expansions in our asset base through acquisitions and our ongoing internal growth projects.  See the “Results of Operations” section below for further discussion and analysis of our operating segments.  Additional key items impacting comparability between periods include:

•      Our subsidiary, PNG, completed the Southern Pines Acquisition for approximately $752 million, net of cash acquired.

•                  The completion of debt and equity offerings for net proceeds of approximately $1.5 billion. This amount includes PNG’s issuance of approximately 17.4 million common units to third parties for net proceeds of approximately $370 million, which was done in conjunction with the Southern Pines Acquisition.

•                  The redemption of our 7.75% senior notes that were maturing in 2012 for approximately $222 million.  In conjunction with the early redemption of these notes, we recognized a loss of approximately $23 million in Other expense, net within our Condensed Consolidated Financial Statements.

•                  An increase in our income tax expense related to our Canadian operations as a result of Canadian tax legislation changes that became effective January 1, 2011.

Acquisitions and Internal Growth Projects

The following table summarizes our capital expenditures for acquisitions, internal growth projects and maintenance capital for the periods indicated (in millions):

	Three Months
	Ended March 31,
	2011	2010
Acquisition capital (1)	$769	$—
Internal growth projects	97	76
Maintenance capital	24	11
Total	$890	$87

(1)             Acquisition capital primarily includes PNG’s acquisition of SG Resources, which entity owned the Southern Pines Energy Center natural gas storage facility.  This acquisition is reflected within our facilities segment and is referred to herein as the Southern Pines Acquisition.  See Note 4 to our Condensed Consolidated Financial Statements for further discussion regarding our acquisition activities.

Our internal growth projects primarily relate to the construction and expansion of pipeline systems and storage and terminal facilities. The following table summarizes our more notable projects in progress during 2011 and the forecasted expenditures for the year ending December 31, 2011 (in millions):

Projects	2011
PAA Natural Gas Storage (multiple projects)	$103
Cushing - Phases IX - XI	61
Basile Gas Processing Facility	36
Ross (Stanley) Rail Project	35
Undisclosed	30
Shafter Expansion	25
Bumstead Facility	22
Undisclosed	20
Nipisi Treater	18
Mid-Continent Project	17
Patoka Phase IV	17
Ridgelawn (Sidney) Propane Storage	13
Basin System Expansion	12
Other projects (1)	191
600
Maintenance Capital	90
Total Projected Capital Expenditures (excluding acquisitions)	$690

(1)    Primarily pipeline connections, upgrades and truck stations, new tank construction and refurbishing, and carry-over of projects started in 2010.

Results of Operations

We manage our operations through three operating segments: (i) Transportation, (ii) Facilities and (iii) Supply and Logistics. Our Chief Operating Decision Maker (our Chief Executive Officer) and other members of management evaluate segment performance based on a variety of measures including segment profit, segment volumes, segment profit per barrel and maintenance capital investment. See Note 15 to our Consolidated Financial Statements included in Part IV of our 2010 Annual Report on Form 10-K for further discussion on how we evaluate segment performance.

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP:

	Three Months		Favorable/(Unfavorable)
	Ended March 31,		Variance
	2011	2010	$	%
	(In millions, except per unit data)
Transportation segment profit	$137	$127	$10	8%
Facilities segment profit	78	59	19	32%
Supply & Logistics segment profit	133	93	40	43%
Total segment profit	348	279	69	25%
Depreciation and amortization	(63)	(67)	4	6%
Interest expense	(65)	(58)	(7)	(12)%
Other expense, net	(22)	(3)	(19)	(633)%
Income tax expense	(13)	—	(13)	N/A
Net income	185	151	34	23%
Less: Net income attributable to noncontrolling interests	(3)	—	(3)	N/A
Net income attributable to Plains	$182	$151	$31	21%

Net income attributable to Plains:
Earnings per basic limited partner unit	$0.90	$0.80	$0.10	13%
Earnings per diluted limited partner unit	$0.90	$0.80	$0.10	13%
Basic weighted average units outstanding	143	136	7	5%
Diluted weighted average units outstanding	144	137	7	5%

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, management uses additional measures that are known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future. The primary measures used by management are adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) and implied distributable cash flow (“DCF”).

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

The following table sets forth non-GAAP financial measures that are reconciled from the most directly comparable measures as reported in accordance with GAAP:

	Three Months		Favorable/(Unfavorable)
	Ended March 31,		Variance
	2011	2010	$	%
	(In millions)
Net income	$185	$151	$34	23%
Add:
Depreciation and amortization	63	67	4	6%
Income tax expense	13	—	(13)	N/A
Interest expense	65	58	(7)	(12)%
EBITDA	$326	$276	$50	18%

Selected Items Impacting Comparability - Income/(Loss):
Equity compensation expense (1)	(14)	(14)	—	—%
Gains from other derivative activities (2)	20	19	1	5%
Net loss on early repayment of senior notes	(23)	—	(23)	N/A
Other (3)	(5)	(1)	(4)	(400)%
Selected Items Impacting Comparability of EBITDA	$(22)	$4	$(26)	(650)%

EBITDA	$326	$276	$50	18%
Selected Items Impacting Comparability of EBITDA	22	(4)	26	650%
Adjusted EBITDA	$348	$272	$76	28%

Adjusted EBITDA	$348	$272	76	28%
Interest expense	(65)	(58)	(7)	(12)%
Maintenance capital	(24)	(11)	(13)	(118)%
Current income tax expense	(11)	(1)	(10)	(1,000)%
Equity earnings in unconsolidated entities, net of distributions	5	—	5	N/A
Distributions to noncontrolling interests (4)	(11)	(1)	(10)	(1,000)%
Insurance deductible related to property damage incident	(1)	—	(1)	N/A
Implied DCF	$241	$201	$40	20%

(1)                      Our total equity compensation expense includes expense associated with awards that will or may be settled in units and awards that will or may be settled in cash.  The awards that will or may be settled in units are included in our diluted earnings per unit calculation when the applicable performance criteria have been met.  We consider the compensation expense associated with these awards as a selected item impacting comparability as the dilutive impact of the outstanding awards are included in our diluted earnings per unit calculation and the majority of the awards are expected to be settled in units.  The compensation expense associated with these awards is shown as a selected item impacting comparability in the table above.  The portion of compensation expense associated with awards that are certain to be settled in cash are not considered a selected item impacting comparability.  The equity compensation expense attributable to the awards not considered a selected item impacting comparability is approximately $6 million and $5 million for the three-month periods ended March 31, 2011 and 2010, respectively. See Note 10 to our Consolidated Financial Statements included in Part IV of our 2010 Annual Report on Form 10-K for a comprehensive discussion regarding our equity compensation plans.

(2)                      Includes mark-to-market gains and losses resulting from derivative instruments that are related to underlying activities in future periods or the reversal of mark-to-market gains and losses from the prior period.  When applicable, inventory valuation adjustments are presented with related derivative activity.  See Note 12 to our condensed consolidated financial statements for a comprehensive discussion regarding our derivatives and hedging activities.

(3)                      For the three months ended March 31, 2011, includes (i) significant acquisition related expenses of approximately $4 million and (ii) insurance deductible related to a property damage incident of approximately $1 million. For the three months ended March 31, 2010, includes PNGS contingent consideration fair value adjustment of $1 million.

(4)                      Includes distributions that pertain to the current quarter’s net income and are to be paid in the subsequent quarter.

Analysis of Operating Segments

Transportation Segment

The following table sets forth the operating results from our transportation segment for the periods indicated:

	Three Months		Favorable/(Unfavorable)
Operating Results (1)	Ended March 31,		Variance
(in millions, except per barrel amounts)	2011	2010	$	%
Revenues (1)
Tariff activities	$243	$225	$18	8%
Trucking	32	25	7	28%
Total transportation revenues	275	250	25	10%

Costs and Expenses (1)
Trucking costs	(22)	(16)	(6)	(38)%
Field operating costs (excluding equity compensation expense)	(91)	(81)	(10)	(12)%
Equity compensation expense - operations (2)	(2)	(3)	1	33%
Segment G&A expenses (excluding equity compensation expense)	(16)	(17)	1	6%
Equity compensation expense - general and administrative (2)	(7)	(7)	—	—%
Equity earnings in unconsolidated entities	—	1	(1)	(100)%
Segment profit	$137	$127	$10	8%
Maintenance capital	$18	$7	$(11)	(157)%
Segment profit per barrel	$0.51	$0.51	$—	—%

	Three Months		Favorable/(Unfavorable)
Average Daily Volumes	Ended March 31,		Variance
(in thousands of barrels per day) (3)	2011	2010	Volumes	%
Tariff activities
All American	35	39	(4)	(10)%
Basin	427	358	69	19%
Capline	188	159	29	18%
Line 63/Line 2000	94	110	(16)	(15)%
Salt Lake City Area Systems	136	128	8	6%
Permian Basin Area Systems	392	365	27	7%
Manito	67	61	6	10%
Rainbow	179	192	(13)	(7)%
Rangeland	54	48	6	13%
Refined products	97	115	(18)	(16)%
Other	1,235	1,130	105	9%
Tariff activities total	2,904	2,705	199	7%
Trucking	99	88	11	13%
Transportation segment total	3,003	2,793	210	8%

(1)        Revenues and costs and expenses include intersegment amounts.

(2)                      The equity compensation expense presented within the reconciliation to segment profit above includes the portion of the equity compensation expense represented by outstanding awards under the LTIPs that, pursuant to the terms of the award, will be settled in cash only and have no impact on diluted units. The equity compensation expense presented within the “Selected Items Impacting Comparability” section of the table as shown within the “Results of Operations-Non-GAAP Financial Measures” discussion above excludes this portion of the equity compensation expense. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion of our equity compensation plans.

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

Operating Volumes and Revenues.  As noted in the table above, our transportation segment revenues, net of trucking costs, and volumes increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The most noteworthy favorable volume variances for the comparative periods are the increase in volumes on our Basin, Permian Basin Area and Capline pipeline systems. The increases on the Basin and Permian Basin Area Systems primarily resulted from increased production in the area.  Volumes were further favorably impacted by volumes received from a pipeline purchased as part of the December 2010 Nexen acquisition.  This newly acquired pipeline contributed approximately 26,000 barrels per day for the first quarter of 2011, which in the Average Daily Volumes table above is included within “Other.”  Total transportation volumes were further favorably impacted by increased trucking volumes primarily resulting from (i) increased demand due to more favorable economic conditions and (ii) increased short-haul shipments.

In addition to the favorable impact of increased volumes, as discussed above, segment revenues, net of trucking costs, between the comparative periods were also impacted by the following:

•                   Foreign Exchange Impact - Revenues and expenses from our Canadian-based subsidiaries, which use the Canadian dollar as their functional currency, are translated at the prevailing average exchange rates for each month. The average Canadian dollar to U.S. dollar exchange rate for the three-month period ended March 31, 2011 was $0.99 CAD: $1.00 USD compared to an average of $1.04 CAD: $1.00 USD for the three-month period ended March 31, 2010. Therefore, revenues from our Canadian pipeline systems and trucking operations were favorably impacted for 2011 compared to 2010 by approximately $4 million due to the appreciation of the Canadian dollar relative to the U.S. dollar.

•                   Rate Increases — Revenues were favorably impacted by increasing tariff rates primarily on our Canadian pipelines. Such increases were partially offset by decreases in rates on our FERC-regulated pipelines due to downward indexing effective July 1, 2010.

•                   Acquisitions — As discussed above, we acquired a pipeline as part of the December 2010 Nexen acquisition.  This newly acquired pipeline contributed approximately $2 million in revenues for the first three months of 2011.

Field Operating Costs. Field operating costs (excluding equity compensation expense) increased in most cost categories during the three months ended March 31, 2011 over the three months ended March 31, 2010 consistent with the growth in volumes in the segment.

Maintenance Capital. Maintenance capital consists of capital investments for the replacement of partially or fully depreciated assets in order to maintain the service capability, level of production and/or functionality of our existing assets.  The increase in maintenance capital in 2011 compared to 2010 is primarily due to increased spending on various pipeline integrity projects as well as timing of repairs between years.

Facilities Segment

The following table sets forth the operating results from our facilities segment for the periods indicated:

	Three Months		Favorable/(Unfavorable)
Operating Results (1)	Ended March 31,		Variance
(in millions, except per barrel amounts)	2011	2010	$	%
Storage and terminalling revenues (1)	$143	$114	$29	25%
Natural gas sales (2)	18	—	18	N/A
Storage related costs (natural gas related)	(6)	(7)	1	14%
Natural gas sales costs (2)	(18)	—	(18)	N/A
Field operating costs (excluding equity compensation expense)	(40)	(35)	(5)	(14)%
Equity compensation expense - operations(3)	(1)	—	(1)	N/A
Segment G&A expenses (excluding equity compensation expense)	(14)	(10)	(4)	(40)%
Equity compensation expense - general and administrative (3)	(4)	(3)	(1)	(33)%
Segment profit	$78	$59	$19	32%
Maintenance capital	$3	$3	$—	—%
Segment profit per barrel	$0.34	$0.30	$0.04	13%

	Three Months		Favorable/(Unfavorable)
	Ended March 31,		Variance
Volumes (4)(5)	2011	2010	Volumes	%
Crude oil, refined products and LPG storage (average monthly capacity in millions of barrels)	67	59	8	14%
Natural gas storage (average monthly capacity in billions of cubic feet)	59	40	19	48%
LPG processing (average throughput in thousands of barrels per day)	11	11	—	—%
Facilities segment total (average monthly capacity in millions of barrels)	77	66	11	17%

(1)                      Includes intersegment amounts.

(2)                      Natural gas sales and costs are attributable to the activities performed by PNG’s commercial optimization group, which was established in 2010.

(3)                      The equity compensation expense presented within the reconciliation to segment profit above includes the portion of the equity compensation expense represented by outstanding awards under the LTIPs that, pursuant to the terms of the award, will be settled in cash only and have no impact on diluted units. The equity compensation expense presented within the “Selected Items Impacting Comparability” section of the table as shown within the “Results of Operations-Non-GAAP Financial Measures” discussion above excludes this portion of the equity compensation expense. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion of our equity compensation plans.

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

Facilities segment profit and segment profit per barrel were impacted by the following:

Operating Revenues and Volumes.  As noted in the table above, our facilities segment revenues (less storage related costs and natural gas purchases) and volumes increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The significant variances in revenues and average monthly volumes between the comparative periods are discussed below:

•                  Expansion Projects — Expansion projects that were completed in phases throughout 2010 favorably impacted revenues and volumes during the comparative periods. These expansion projects were completed at some of our major storage and terminal locations and increased our revenues by approximately $15 million on a combined basis for the three months ended March 31, 2011, compared to the same time period of 2010. Such expansion projects increased our average monthly crude oil, refined products and LPG storage capacity by approximately 6 million barrels and our average monthly natural gas storage capacity by approximately 10 Bcf for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 at these facilities.

•                  Acquisitions — Revenues and volumes for the comparative period were favorably impacted by PNG’s completion of the Southern Pines Acquisition, which closed on February 9, 2011. This acquisition contributed approximately $5 million of additional revenues, net of storage related costs, for the three months ended March 31, 2011.

•                  Other — Revenues for the three months ended March 31, 2011 also increased as a result of volumetric gains, general escalations on existing leases and new lease contracts.

Field Operating Costs and General and Administrative Expenses. Field operating costs and general and administrative expenses (excluding equity compensation expenses) increased in most categories during the three months ended March 31, 2011 compared to the three months ended March 31, 2010 consistent with the overall growth of the segment.

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

The following table sets forth the operating results from our supply and logistics segment for the periods indicated:

	Three Months		Favorable/(Unfavorable)
Operating Results (1)	Ended March 31,		Variance
(in millions, except per barrel amounts)	2011	2010	$	%
Revenues	$7,435	$5,912	$1,523	26%
Purchases and related costs (2)	(7,206)	(5,749)	(1,457)	(25)%
Field operating costs	(67)	(45)	(22)	(49)%
Segment G&A expenses (excluding equity compensation expense)	(23)	(19)	(4)	(21)%
Equity compensation expense - general and administrative (3)	(6)	(6)	—	—%
Segment profit	$133	$93	$40	43%
Maintenance capital	$3	$1	$(2)	(200)%
Segment profit per barrel	$1.65	$1.27	$0.38	30%

	Three Months		Favorable/(Unfavorable)
Average Daily Volumes (4)	Ended March 31,		Variance
(in thousands of barrels per day)	2011	2010	Volumes	%
Crude oil lease gathering purchases	723	603	120	20%
LPG sales	151	134	17	13%
Waterborne foreign crude oil imported	26	72	(46)	(64)%
Supply & Logistics segment total	900	809	91	11%

(1)                      Revenues and costs include intersegment amounts.

(2)                      Purchases and related costs include interest expense (related to hedged inventory purchases) of approximately $5 million and $3 million for the three months ended March 31, 2011 and March 31, 2010, respectively.

(3)                      The equity compensation expense presented within the reconciliation to segment profit above includes the portion of the equity compensation expense represented by outstanding awards under the LTIPs that, pursuant to the terms of the award, will be settled in cash only and have no impact on diluted units. The equity compensation expense presented within the “Selected Items Impacting Comparability” section of the table as shown within the “Results of Operations-Non-GAAP Financial Measures” discussion above excludes this portion of the equity compensation expense. See Note 11 to our Condensed Consolidated Financial Statements for additional discussion of our equity compensation plans.

(4)                      Calculated based on crude oil lease gathering purchased volumes, LPG sales volumes and waterborne foreign crude oil imported volumes.

The NYMEX benchmark price of crude oil ranged from $84 to $107 per barrel and $70 to $84 per barrel during the first quarter of 2011 and 2010, respectively.  Because the commodities that we buy and sell are generally indexed to the same pricing indices for both the purchase and sale, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those purchases and sales will not necessarily have a corresponding increase or decrease. The absolute amount of our revenues and purchases increased in the three months ended March 31, 2011 as compared to the three months ended March 31, 2010, primarily resulting from higher commodity prices experienced in the 2011 period.

Generally, we expect a base level of earnings from our supply and logistics segment that may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated market structure. Our supply and logistics segment operating results are further impacted by foreign currency translations adjustments as certain of our subsidiaries are based in Canada and use the Canadian dollar as their functional currency. Revenues and expenses are translated at average exchange rates prevailing for each month and comparison between periods may be impacted by changes in the average exchange rates. Also, our LPG marketing operations are weather-sensitive, particularly during the approximate five-month peak heating season of November through March, and temperature differences from period-to-period may have a significant effect on financial performance.  Supply and logistics segment profit and segment profit per barrel were impacted by the following:

Operating Revenues and Volumes.  Revenues, net of purchases and related costs, for the first quarter of 2011 increased by approximately $66 million or 40% compared to the first quarter of 2010 primarily due to our lease gathering and marketing activities, which were favorably impacted by (i) our December 2010 Nexen acquisition, (ii) higher crude oil lease gathering volumes, as discussed further below, (iii) net gains on sales of excess inventory and (iv) favorable lease gathering margins. In addition, net revenues increased as a result of (i) more favorable crude oil quality differentials and (ii) a more favorable market structure.

Average daily crude oil lease gathering volumes increased by approximately 120,000 barrels per day during the three months ended March 31, 2011 compared to the same period of 2010 primarily due to increased activity resulting from our Nexen acquisition, as well as well as recent increased third-party drilling activities, including within the Bakken, Eagle Ford Shale and West Texas producing regions. Waterborne foreign crude oil imported decreased by approximately 46,000 barrels per day for the first quarter of 2011 compared to the first quarter of 2010, which is primarily reflective of increased domestic production.

Field Operating Costs and General and Administrative Expenses.  Field operating costs and general and administrative expenses (excluding equity compensation expenses) increased in the three months ended March 31, 2011 compared to the three months ended March 31, 2010 consistent with our overall segment growth including (i) increased truck-hauled lease volumes and (ii) acquisitions such as the Nexen acquisition completed in the fourth quarter of 2010.

Other Income and Expenses

Depreciation and Amortization. Depreciation and amortization expense decreased approximately $4 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. The decrease was primarily the result of extensions of the depreciable lives of several of our crude oil and other storage facilities and pipeline systems. The extension of depreciable lives is based on an internal review to assess the useful lives of our property and equipment and to adjust those lives, if appropriate, to reflect current expectations given actual experience and technology. Such decreases were partially offset by an increased amount of assets resulting from our acquisition activities, including Nexen and Southern Pines, various internal growth projects, as well as revisions of prior estimates.

Interest Expense. Interest expense increased approximately $7 million for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. This increase is primarily due to the collective issuance of approximately $1.0 billion of senior notes (in January 2011 as well as in July 2010), which was partially offset by the retirement of approximately $200 million of senior notes (in February 2011).

Other Expense, Net. Other expense, net was approximately $22 million for the three months ended March 31, 2011, compared to approximately $3 million for the three months ended March 31, 2010.  The loss in the 2011 period is primarily related to the early redemption of our $200 million, 7.75% senior notes.  The loss recognized in the 2010 period primarily included (i) a net loss of approximately $2 million related to the foreign currency revaluation of a CAD-denominated interest receivable associated with an intercompany note and the impact of related foreign currency hedges and (ii) a net loss of approximately $1 million recognized in connection with the fair value adjustment associated with the contingent consideration in connection with the PNGS Acquisition.

Income Tax Expense.  Income tax expense increased for the three months ended March 31, 2011 compared to the three months ended March 31, 2010 primarily due to an increase in the level of taxable earnings in our entities subject to Canadian federal and provincial taxes. As a result of Canadian tax legislation changes, we restructured our Canadian investment on January 1, 2011 and all of our Canadian operations are subject to Canadian corporate tax at a rate of roughly 27% in 2011. Previously a portion of the activities were conducted in a flow-through entity that was not subject to entity level taxation. We expect that our income tax expense will increase for the remainder of 2011 as compared to the 2010 historical periods.

Liquidity and Capital Resources

General

The primary sources of liquidity are (i) our cash flow from operations as further discussed below in the section entitled “—Cash Flows from Operating Activities” and (ii) borrowings under our credit facilities. Our primary cash requirements include, but are not limited to (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil and other products and other expenses, interest payments on our outstanding debt and distributions to our unitholders and General Partner, (ii) maintenance and expansion activities, (iii) acquisitions of assets or businesses and (iv) repayment of principal on our long-term debt. We generally expect to fund our short-term cash requirements through our primary sources of liquidity. In addition, we generally expect to fund our long-term needs, such as those resulting from expansion activities or acquisitions, through a variety of sources (either separately or in combination), which may include operating cash flows, borrowings under our credit facilities, and/or the issuance of additional equity or debt securities. At March 31, 2011, we had a working capital surplus of approximately $556 million and approximately $2.2 billion of liquidity available to meet our ongoing operational, investing and finance needs as noted below (in millions):

As of
March 31, 2011
Availability under PAA senior unsecured revolving credit facility	$1,292
Availability under PAA senior secured hedged inventory facility	200
Availability under PAA 364-day senior unsecured credit facility	500
Availability under PNG senior unsecured revolving credit facility	192
Cash and cash equivalents	19
Total	$2,203

We believe that we have and will continue to have the ability to access our credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a material adverse effect on our financial condition, results of operations or cash flows. See Item 1A. “Risk Factors” in our 2010 Annual Report on Form 10-K for further discussion regarding risks that may impact our liquidity and capital resources. Usage of the credit facilities is subject to ongoing compliance with covenants. We are currently in compliance with all covenants.

During 2010, Congress enacted the Dodd-Frank Wall Street Reform and Consumer Protection Act, which includes provisions regarding the use of derivative financial instruments. The scope and applicability of these provisions is not entirely clear and regulations implementing all the various aspects of the Act have not yet been issued. Our current assessment is that we may have additional documentation requirements. We will continue to monitor the final rules and regulations as they develop.

Cash Flows from Operating Activities

For a comprehensive discussion of the primary drivers of our cash flow from operations, including the impact of varying market conditions and the timing of settlement of our derivative activities, see “Liquidity and Capital Resources—Cash Flow from Operations” under Item 7 of our 2010 Annual Report on Form 10-K.

Net cash flow provided by operating activities for the first three months of 2011 was approximately $654 million. The cash provided by operating activities reflects cash generated by our recurring operations, and is also significantly impacted in periods when we are increasing or decreasing the amount of inventory in storage. During the first quarter of 2011, we decreased the amount of our inventory.  The decrease in inventory was primarily related to the sale of LPG inventory resulting from end users’ increased demand for heating requirements in the winter months. The net proceeds received from liquidation of such inventory during the quarter were used to repay borrowings under our credit facilities and favorably impacted our cash flow from operating activities.

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

Equity and Debt Financing Activities

Our financing activities primarily relate to funding acquisitions and internal capital projects, and short-term working capital and hedged inventory borrowings related to our LPG business, contango market activities and foreign import activities as well as refinancing of our debt maturities. Our financing activities have primarily consisted of equity offerings, senior notes offerings and borrowings and repayments under our credit facilities.

Registration Statements. We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $2.0 billion of debt or equity securities (“Traditional Shelf”). As of March 31, 2011, we have $2.0 billion of unsold securities available under the Traditional Shelf. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. Our January 2011 senior notes offering and our March 2011 equity offering, as discussed further below, were both conducted under the WKSI Shelf.

PAA Equity Offering. In March 2011, we completed the issuance of 7,935,000 common units at $64.00 per unit for net proceeds of approximately $503 million. The net proceeds include our general partner’s proportionate capital contribution and are reflected net of costs associated with the offering. We used the net proceeds to reduce outstanding borrowings under our credit facilities and for general partnership purposes. Amounts repaid under our credit facilities may be reborrowed to fund our ongoing capital program, potential future acquisitions or for general partnership purposes.

PNG Equity Offerings. In February 2011, in conjunction with the Southern Pines Acquisition, PNG completed a private placement of 17.4 million common units to third parties for net proceeds of approximately $370 million. See Notes 4 and 10 to our Condensed Consolidated Financial Statements for discussion regarding this acquisition and related financing activities.

Senior Notes.  In February 2011, our $200 million 7.75% senior notes due 2012 were redeemed in full. In conjunction with the early redemption, we recognized a loss of approximately $23 million. We utilized cash on hand and available capacity under our credit facilities to redeem these notes.

In January 2011, we completed the issuance of $600 million of 5.00% Senior Notes due February 1, 2021. The senior notes were sold at 99.521% of face value.  Interest payments are due on February 1 and August 1 of each year, beginning on August 1, 2011.  We used the net proceeds from this offering to repay outstanding borrowings under our credit facilities and for general partnership purposes.

Credit Facilities. During the three months ended March 31, 2011 and 2010, we had net repayments on our revolving credit facilities and our hedged inventory facility in the aggregate of approximately $906 million and $127 million, respectively. The net repayments resulted primarily from our debt and equity activities as well as from sales of LPG inventory that was liquidated during the respective quarter.  For the first quarter of 2011, net repayments were also attributable to funds received for our January 2011 debt offering and March 2011 equity offering.

In January 2011, we entered into a 364-day senior unsecured credit facility with an aggregate borrowing capacity of $500 million. This credit facility has a maximum debt coverage ratio of 4.75 to 1.00 (5.50 to 1.00 during an acquisition period) and matures at the earlier of January 2012 or the refinancing of our PAA senior unsecured revolving credit facility.  Borrowings under this facility may be used for any partnership purpose.

For further discussion related to our credit facilities and long-term debt, see “Cash Flows from Operating Activities” above and “Liquidity and Capital Resources—Credit Facilities and Long-Term Debt” under Item 7 of our 2010 Annual Report on Form 10-K.

Capital Expenditures and Distributions Paid to Unitholders and General Partner

We use cash primarily for our acquisition activities, internal growth projects and distributions paid to our unitholders and general partner. We have made and will continue to make capital expenditures for acquisitions, expansion capital and maintenance capital. Historically, we have financed these expenditures primarily with cash generated by operations and the financing activities discussed above. See “Acquisitions and Internal Growth Projects” above and under Item 7 of our 2010 Annual Report on Form 10-K for further discussion of such capital expenditures.

Distributions to unitholders and general partner. We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On May 13, 2011, we will pay a quarterly distribution of $0.9700 per limited partner unit. This distribution represents a year-over-year distribution increase of approximately 3.7%. Additionally, we paid approximately

$5 million for distributions to our noncontrolling interests during the three months ended March 31, 2011. See Note 10 to our Condensed Consolidated Financial Statements for details of distributions paid. Also, see Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” of our 2010 Annual Report on Form 10-K for additional discussion of distribution thresholds.

In conjunction with the closing of certain acquisitions, our general partner agreed to temporarily reduce the amounts due it as incentive distributions. See Note 10 to our Condensed Consolidated Financial Statements for details related to the general partner’s incentive distribution reduction.

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

Contingencies

For a discussion of contingencies that may impact us, see Note 13 to our Condensed Consolidated Financial Statements.

Commitments

Contractual Obligations. In the ordinary course of doing business, we purchase crude oil and LPG from third parties under contracts, the majority of which range in term from thirty-day evergreen to five years. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. In addition, we enter into similar contractual obligations in conjunction with our natural gas operations. The table below includes purchase obligations related to these activities. Where applicable, the amounts presented represent the net obligations associated with buy/sell contracts and those subject to a net settlement arrangement with the counterparty. We do not expect to use a significant amount of internal capital to meet these obligations, as the obligations will be funded by corresponding sales to entities that we deem creditworthy.

The following table includes our best estimate of the amount and timing of these payments as well as others due under the specified contractual obligations as of March 31, 2011 (in millions):

						2016 and
	2011	2012	2013	2014	2015	Thereafter	Total
Long-term debt and interest payments (1)	$215	$780	$717	$243	$785	$5,151	$7,891
Leases (2)	57	60	41	30	23	280	491
Other obligations (3)	71	73	29	6	3	50	232
Subtotal	343	913	787	279	811	5,481	8,614
Crude oil, refined products, natural gas and LPG purchases (4)	5,242	740	344	162	104	134	6,726
Total	$5,585	$1,653	$1,131	$441	$915	$5,615	$15,340

(1)                      Includes debt service payments, interest payments due on our senior notes, interest payments and the commitment fee on the PNG credit facility and the commitment fee on our PAA revolving credit facility. Although there is an outstanding balance on our PAA revolving credit facility at March 31, 2011, we historically repay and borrow at varying amounts. As such, we have included only the maximum commitment fee (as if no amounts were outstanding on the facility) in the amounts above.

(2)                      Leases are primarily for (i) storage, (ii) rights-of-way, (iii) office rent, (iv) pipeline assets and (v) trucks used in our gathering activities.

(3)                      Excludes a non-current liability of approximately $1 million related to derivative activity included in Crude oil, refined products, natural gas and LPG purchases.

(4)                      Amounts are based on estimated volumes and market prices based on average activity during March 2011. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include, as applicable, levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our crude oil supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligations for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. At March 31, 2011 and December 31, 2010, we had outstanding letters of credit of approximately $137 million and $75 million, respectively.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

For additional discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Item 7 of our 2010 Annual Report on Form 10-K.

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

Other factors, described herein, or factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risks Factors” discussed in Item 1A of our 2010 Annual Report on Form 10-K. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

Item  3.                                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following should be read in conjunction with Quantitative and Qualitative Disclosures About Market Risk included under Item 7A in our 2010 Annual Report on Form 10-K. There have been no material changes in that information other than as discussed below. Also, see Note 10 to our Condensed Consolidated Financial Statements for additional discussion related to derivative instruments and hedging activities.

Commodity Price Risk

The fair value of our commodity derivatives and the change in fair value that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

		Effect of 10%	Effect of 10%
	Fair Value	Price Increase	Price Decrease
Crude oil:
Futures contracts	$(67)	$(100)	$100
Swaps and options contracts	(9)	$(16)	$18

LPG and other:
Futures contracts	(6)	$(1)	$1
Swaps and options contracts	10	$12	$(12)
Total Fair Value	$(72)

Item 4.                                    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain written “disclosure controls and procedures,” which we refer to as our “DCP.” Our DCP is designed to ensure that (i) information required to be disclosed by us in reports that we file under the Securities Exchange Act of 1934 (“the Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow for timely decisions regarding required disclosure.

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

The information required by this item is included under the caption “Litigation” in Note 13 to our Condensed Consolidated Financial Statements, and is incorporated herein by reference thereto.

Item  1A.                        RISK FACTORS

For a discussion regarding our risk factors, see Item 1A of our 2010 Annual Report on Form 10-K. Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item  2.                                 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Repurchases of Equity Securities

Period	Total Number of Units Purchased		Average Price Paid per Unit	Total Number of Units Purchased as Party of Publicly Announced Plans or Programs	Maximum Number (or approximate dollar value) of Units that May Yet be Purchased Under the Plans or Programs
January 1, 2011 - January 31, 2011	—		N/A	N/A	N/A
February 1, 2011 - February 28, 2011	—		N/A	N/A	N/A
March 1, 2011 - March 31, 2011	566	(1)	$61.22	N/A	N/A
Total	566

(1)                      In March 2011, we purchased 566 common units from our general partner for an average price of $61.22 per unit. The common units were used to satisfy our obligations with respect to awards that vested under our LTIPs.

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

Amendment No. 1 dated December 31, 2010 to the Third Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P. (incorporated by reference to Exhibit 3.9 to the Annual Report on Form 10-K for the year ended December 31, 2010).

3.10	—

Amendment No. 2 dated January 1, 2011 to the Third Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P. (incorporated by reference to Exhibit 3.10 to the Annual Report on Form 10-K for the year ended December 31, 2010).

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

Assumption, Ratification and Confirmation Agreement dated January 1, 2011 by Plains Midstream Canada ULC in favor of the Lenders party to the Second Amended and Restated Credit Agreement [US/Canada Facilities], as amended (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the year ended December 31, 2010).

10.2		—

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

The following financial information from the quarterly report on Form 10-Q of Plains All American Pipeline, L.P. for the quarter ended March 31, 2011, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Partners’ Capital, (v) Consolidated Statements of Comprehensive Income, (vi) Consolidated Statements of Changes in Accumulated Other Comprehensive Income and (vii) Notes to the Consolidated Financial Statements.

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

Date: May 6, 2011

	By:	/s/ GREG L. ARMSTRONG
Greg L. Armstrong, Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: May 6, 2011

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

Amendment No. 1 dated December 31, 2010 to the Third Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P. (incorporated by reference to Exhibit 3.9 to the Annual Report on Form 10-K for the year ended December 31, 2010).

3.10	—

Amendment No. 2 dated January 1, 2011 to the Third Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P. (incorporated by reference to Exhibit 3.10 to the Annual Report on Form 10-K for the year ended December 31, 2010).

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

Assumption, Ratification and Confirmation Agreement dated January 1, 2011 by Plains Midstream Canada ULC in favor of the Lenders party to the Second Amended and Restated Credit Agreement [US/Canada Facilities], as amended (incorporated by reference to Exhibit 10.48 to the Annual Report on Form 10-K for the year ended December 31, 2010).

10.2	—

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

The following financial information from the quarterly report on Form 10-Q of Plains All American Pipeline, L.P. for the quarter ended March 31, 2011, formatted in XBRL (extensible Business Reporting Language): (i) Consolidated Statements of Operations, (ii) Consolidated Balance Sheets, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Partners’ Capital, (v) Consolidated Statements of Comprehensive Income, (vi) Consolidated Statements of Changes in Accumulated Other Comprehensive Income and (vii) Notes to the Consolidated Financial Statements.

†	Filed herewith
**	Management compensatory plan or arrangement