Form 10-Q
period 2012-06-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2012-08-09
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of July 31, 2012, there were 163,918,293 Common Units outstanding.

 PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.                                    CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in millions, except units)

	June 30, 2012	December 31, 2011
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12	$26
Trade accounts receivable and other receivables, net	3,174	3,190
Inventory	1,172	978
Other current assets	318	157
Total current assets	4,676	4,351

PROPERTY AND EQUIPMENT	10,632	9,029
Accumulated depreciation	(1,388)	(1,289)
	9,244	7,740

OTHER ASSETS
Goodwill	2,112	1,854
Linefill and base gas	645	564
Long-term inventory	291	135
Investments in unconsolidated entities	193	191
Other, net	645	546
Total assets	$17,806	$15,381

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,268	$3,599
Short-term debt	997	679
Other current liabilities	549	233
Total current liabilities	4,814	4,511

LONG-TERM LIABILITIES
Senior notes, net of unamortized discount of $15 and $13, respectively	5,510	4,262
Long-term debt under credit facilities and other	283	258
Other long-term liabilities and deferred credits	554	376
Total long-term liabilities	6,347	4,896

COMMITMENTS AND CONTINGENCIES (NOTE 12)

PARTNERS’ CAPITAL
Common unitholders (162,586,381 and 155,376,937 units outstanding, respectively)	5,909	5,249
General partner	226	201
Total partners’ capital excluding noncontrolling interests	6,135	5,450
Noncontrolling interests	510	524
Total partners’ capital	6,645	5,974
Total liabilities and partners’ capital	$17,806	$15,381

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per unit data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)

REVENUES
Supply and Logistics segment revenues	$9,442	$8,586	$18,319	$16,021
Transportation segment revenues	158	147	307	288
Facilities segment revenues	186	126	378	244
Total revenues	9,786	8,859	19,004	16,553

COSTS AND EXPENSES
Purchases and related costs	8,830	8,202	17,332	15,281
Field operating costs	319	223	568	420
General and administrative expenses	89	73	182	143
Depreciation and amortization	86	63	146	126
Total costs and expenses	9,324	8,561	18,228	15,970

OPERATING INCOME	462	298	776	583

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	9	4	16	5
Interest expense (net of capitalized interest of $10, $6, $18 and $11, respectively)	(75)	(62)	(140)	(128)
Other income/(expense), net	—	2	2	(20)

INCOME BEFORE TAX	396	242	654	440
Current income tax expense	(6)	(8)	(23)	(18)
Deferred income tax expense	(4)	(1)	(7)	(4)

NET INCOME	386	233	624	418
Net income attributable to noncontrolling interests	(8)	(8)	(15)	(10)
NET INCOME ATTRIBUTABLE TO PLAINS	$378	$225	$609	$408

NET INCOME ATTRIBUTABLE TO PLAINS:
LIMITED PARTNERS	$303	$170	$465	$299
GENERAL PARTNER	$75	$55	$144	$109

BASIC NET INCOME PER LIMITED PARTNER UNIT	$1.86	$1.14	$2.90	$2.04

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$1.85	$1.13	$2.88	$2.03

BASIC WEIGHTED AVERAGE UNITS OUTSTANDING	162	149	159	146

DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	163	150	161	147

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(unaudited)		(unaudited)
Net income	$386	$233	$624	$418
Other comprehensive income/(loss)	(108)	220	(49)	190
Comprehensive income	278	453	575	608
Comprehensive income attributable to noncontrolling interests	(6)	(8)	(9)	(10)
Comprehensive income attributable to Plains	$272	$445	$566	$598

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF
CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME

(in millions)

	Derivative	Translation
	Instruments	Adjustments	Total
	(unaudited)
Balance, December 31, 2011	$(102)	$156	$54
Reclassification adjustments	6	—	6
Deferred loss on cash flow hedges, net of tax	(28)	—	(28)
Currency translation adjustment	—	(27)	(27)
Total period activity	(22)	(27)	(49)
Balance, June 30, 2012	$(124)	$129	$5

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Six Months Ended
	June 30,
	2012	2011
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$624	$418
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	146	126
Inventory valuation adjustments	121	2
Equity compensation expense	60	46
Gain on sales of linefill and base gas	(16)	(15)
Net cash received/(paid) for terminated interest rate and foreign currency hedging instruments	(23)	12
(Gain)/loss on foreign currency revaluation	12	(5)
Other	4	8
Changes in assets and liabilities, net of acquisitions	(580)	380
Net cash provided by operating activities	348	972

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(1,534)	(751)
Change in restricted cash	—	20
Additions to property, equipment and other	(544)	(287)
Proceeds from sales of assets	19	1
Net cash received/(paid) for sales and purchases of linefill and base gas	20	(6)
Other investing activities	1	(4)
Net cash used in investing activities	(2,038)	(1,027)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) on PAA’s revolving credit facility	168	(592)
Net borrowings/(repayments) on PAA’s hedged inventory facility	140	(200)
Net borrowings/(repayments) on PNG’s credit agreements	37	(34)
Proceeds from the issuance of senior notes	1,247	597
Repayments of senior notes	—	(200)
Net proceeds from the issuance of common units (Note 9)	535	503
Cash received for sale of noncontrolling interest in a subsidiary	—	370
Short-term borrowings related to cash overdraft	48	—
Distributions paid to common unitholders (Note 9)	(328)	(280)
Distributions paid to general partner (Note 9)	(135)	(102)
Distributions to noncontrolling interests	(24)	(16)
Other financing activities	(10)	(3)
Net cash provided by financing activities	1,678	43

Effect of translation adjustment on cash	(2)	(1)

Net decrease in cash and cash equivalents	(14)	(13)
Cash and cash equivalents, beginning of period	26	36
Cash and cash equivalents, end of period	$12	$23

Cash paid for interest, net of amounts capitalized	$129	$123

Cash paid for income taxes, net of amounts refunded	$48	$1

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENT OF PARTNERS’ CAPITAL

(in millions)

				Partners’ Capital
				Excluding
	Common Units		General	Noncontrolling	Noncontrolling	Partners’
	Units	Amount	Partner	Interests	Interests	Capital
	(unaudited)
Balance, December 31, 2011	155.4	$5,249	$201	$5,450	$524	$5,974
Net income	—	465	144	609	15	624
Distributions	—	(328)	(135)	(463)	(24)	(487)
Issuance of common units	6.8	524	11	535	—	535
Issuance of common units under LTIP	0.4	33	1	34	—	34
Equity compensation expense	—	8	5	13	1	14
Other comprehensive loss	—	(42)	(1)	(43)	(6)	(49)
Balance, June 30, 2012	162.6	$5,909	$226	$6,135	$510	$6,645

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

Definitions

Additional defined terms are used in this Form 10-Q and shall have the meanings indicated below:

AOCI	=	Accumulated other comprehensive income
Bcf	=	Billion cubic feet
Btu	=	British thermal unit
CAD	=	Canadian dollar
CME	=	Chicago Mercantile Exchange
DERs	=	Distribution equivalent rights
EBITDA	=	Earnings before interest, taxes, depreciation and amortization
FASB	=	Financial Accounting Standards Board
FERC	=	Federal Energy Regulatory Commission
GAAP	=	Generally accepted accounting principles in the United States
ICE	=	IntercontinentalExchange
LIBOR	=	London Interbank Offered Rate
LLS	=	Light Louisiana Sweet
LTIP	=	Long-term incentive plan
Mcf	=	Thousand cubic feet
MLP	=	Master limited partnership
MQD	=	Minimum quarterly distribution
NGL	=	Natural gas liquids including ethane, natural gasoline products, propane and butane
NPNS	=	Normal purchases and normal sales
NYMEX	=	New York Mercantile Exchange
NYSE	=	New York Stock Exchange
PLA	=	Pipeline loss allowance
PNG	=	PAA Natural Gas Storage, L.P.
SEC	=	Securities and Exchange Commission
USD	=	United States dollar
WTI	=	West Texas Intermediate
WTS	=	West Texas Sour

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and notes thereto should be read in conjunction with our 2011 Annual Report on Form 10-K.  The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC.  All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected.  All significant intercompany transactions have been eliminated in consolidation.  As discussed further below, certain reclassifications have been made to information from previous years to conform to the current presentation.  The condensed balance sheet data as of December 31, 2011 was derived from audited financial statements, but does not include all disclosures required by GAAP.  The results of operations for the three and six months ended June 30, 2012 should not be taken as indicative of results to be expected for the entire year.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Revision of Prior Period Financial Statements

Limited Partner and General Partner Income Allocation

During 2011, we identified an error in the manner in which we allocate net income to our limited partners and general partner. Previously, we calculated net income available to limited partners based on the distribution paid during the period by first allocating the incentive distribution paid during the period to the general partner and then allocating the remaining net income based on ownership interests (98% limited partner and 2% general partner). We have revised our methodology for the calculation of this allocation to take into account the distributions attributable to the period, which include distributions paid in the subsequent period. This revision does not impact net income, net income attributable to Plains, net income per limited partner unit, total partners’ capital or cash flows. We have determined that the impact of this error is not material to the previously issued financial statements. We have presented these changes retrospectively in the condensed consolidated statement of operations, which resulted in the following changes (in millions):

	Three Months Ended		Six Months Ended
	June 30, 2011		June 30, 2011
	As Previously Reported	As Revised	As Previously Reported	As Revised
Net Income Attributable to Plains:
Limited Partners	$171	$170	$305	$299
General Partner	54	55	103	109
	$225	$225	$408	$408

Note 2—Recent Accounting Pronouncements

Other than as discussed below and in our 2011 Annual Report on Form 10-K, no new accounting pronouncements have become effective during the six months ended June 30, 2012 that are of significance or potential significance to us.

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

In May 2011, the FASB issued guidance to amend certain fair value measurement and disclosure requirements in an effort to improve consistency with international reporting standards.  The amendments generally clarify that the concepts of highest and best use and valuation premise in fair value measurement are relevant only when measuring the fair value of non-financial assets and are not relevant when measuring the fair value of financial assets or of liabilities.  In addition, the guidance expanded disclosure requirements associated with (i) unobservable inputs for Level 3 fair value measurements and (ii) items that are not measured at fair value in the financial statements, but for which fair value is required to be disclosed.  This guidance became effective prospectively for interim and annual reporting periods beginning after December 15, 2011.  We adopted this guidance on January 1, 2012.  Other than requiring additional disclosure, which is included in Note 7 and Note 11, our adoption did not have a material impact on our financial position, results of operations or cash flows.

Note 3—Accounts Receivable

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered.  We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts.  At June 30, 2012 and December 31, 2011, substantially all of our accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date.  Our allowance for doubtful accounts receivable totaled approximately $5 million at both June 30, 2012 and December 31, 2011.  Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

To mitigate credit risks related to our accounts receivable, we have in place a rigorous credit review process.  We closely monitor market conditions in order to make a determination with respect to the amount, if any, of credit to be extended to any given customer and the form and amount of financial performance assurances we require.  Such financial assurances are commonly provided to us in the form of standby letters of credit, parental guarantees or advance cash payments.  At June 30, 2012 and December 31, 2011, we had received approximately $198 million and $186 million, respectively, of advance cash payments from third parties to mitigate credit risk.  In addition, we enter into netting arrangements (contractual agreements that allow us and the counterparty to offset receivables and payables against each other) that cover a significant portion of our transactions and also serve to mitigate credit risk.

Note 4—Acquisitions

The following acquisitions were accounted for using the acquisition method of accounting and the determination of the fair value of the assets and liabilities acquired has been estimated in accordance with the applicable accounting guidance.

BP NGL Acquisition

On April 1, 2012, we acquired all of the outstanding shares of BP Canada Energy Company (“BPCEC”), a wholly owned subsidiary of BP Corporation North America Inc. (“BP North America”) from Amoco Canada International Holdings B.V. (the “Seller”).  Total consideration for this acquisition (referred to herein as the “BP NGL Acquisition”), which was based on an October 1, 2011 effective date, was approximately $1.68 billion in cash, including $17 million of imputed interest, subject to working capital and other adjustments.

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

The preliminary determination of the fair value of the assets and liabilities acquired is as follows (in millions):

		Average
		Depreciable
Description	Amount	Life (in years)
Working capital	$253	N/A
Property and equipment	1,067	5 - 70
Linefill	84	N/A
Long-term inventory	166	N/A
Intangible assets (contract)	132	14
Goodwill	244	N/A
Deferred tax liability	(244)	N/A
Environmental liability	(14)	N/A
Other long-term liabilities	(5)	N/A
Total	$1,683

The determination of the fair value of the assets and liabilities acquired is preliminary pending completion of internal valuation procedures and resolution of working capital and other adjustments. We expect to finalize our fair value determination during 2012. The purchase price was equal to the fair value of the net tangible and intangible assets acquired, excluding the resulting deferred tax liability and goodwill. The deferred tax liability is determined by the difference between the fair value of the acquired assets and liabilities and the tax basis for those assets and liabilities. The resulting liability gives rise to an equal and offsetting goodwill balance for this transaction.

The preliminary determination of fair value to intangible assets above is comprised of a contract with a 14 year life.  Amortization of the contract under the declining balance method of amortization for the five full or partial calendar years following the acquisition date is estimated as follows:

2012 (1)	$39
2013	$30
2014	$10
2015	$8
2016	$7
2017	$6

(1)            Estimated amortization is for the period of April 1, 2012 through December 31, 2012.

The following table reflects the preliminary determination of total assets and total net assets by segment as a result of the BP NGL Acquisition (in millions):

	Total	Total
	Assets	Net Assets
Transportation	$558	$398
Facilities	1,067	787
Supply and Logistics	845	498
Total	$2,470	$1,683

The BP NGL Acquisition was pre-funded through various means, including the issuance of common units and senior notes in March 2012 for net proceeds of approximately $1.69 billion. During the six months ended June 30, 2012, we incurred approximately $13 million of acquisition-related costs associated with the BP NGL Acquisition. Such costs are reflected as a component of general and administrative expenses in our condensed consolidated statement of operations.

Pro Forma Results

Disclosure of the revenues and earnings from the BP NGL Acquisition in our results for the three and six months ended June 30, 2012 is not practicable as it is not being operated as a standalone subsidiary. Selected unaudited pro forma results of operations for the three and six months ended June 30, 2012 and 2011, assuming the BP NGL Acquisition had occurred on January 1, 2011, are presented below (in millions, except per unit amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Total revenues	$9,786	$9,937	$19,828	$18,541
Net income attributable to Plains	$378	$239	$600	$498
Limited partner interest in net income attributable to Plains	$303	$186	$460	$394
Net income per limited partner unit:
Basic	$1.86	$1.20	$2.83	$2.60
Diluted	$1.85	$1.20	$2.81	$2.58

Other Acquisitions

During the six months ended June 30, 2012, we completed three additional acquisitions for an aggregate consideration of approximately $22 million. The assets acquired primarily included trailers that are utilized in our transportation segment and terminal facilities included in our facilities segment. We recognized goodwill of approximately $10 million related to these acquisitions.

Note 5—Inventory, Linefill, Base Gas and Long-term Inventory

Inventory, linefill, base gas and long-term inventory consisted of the following (barrels in thousands, natural gas volumes in thousands of Mcf and total value in millions):

	June 30, 2012				December 31, 2011
		Unit of	Total	Price/		Unit of	Total	Price/
	Volumes	Measure	Value	Unit (1)	Volumes	Measure	Value	Unit (1)
Inventory
Crude oil	7,786	barrels	$636	$81.69	5,361	barrels	$483	$90.10
NGL	11,202	barrels	469	$41.87	6,885	barrels	438	$63.62
Natural gas (2)	23,530	Mcf	54	$2.29	16,170	Mcf	51	$3.15
Other	N/A		13	N/A	N/A		6	N/A
Inventory subtotal			1,172				978

Linefill and base gas
Crude oil	9,278	barrels	517	$55.72	9,366	barrels	514	$54.88
Natural gas (2)	14,105	Mcf	49	$3.47	14,105	Mcf	48	$3.40
NGL	1,685	barrels	79	$46.88	31	barrels	2	$64.52
Linefill and base gas subtotal			645				564

Long-term inventory
Crude oil	1,914	barrels	143	$74.71	1,714	barrels	127	$74.10
NGL	3,620	barrels	148	$40.88	150	barrels	8	$53.33
Long-term inventory subtotal			291				135

Total			$2,108				$1,677

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

At the end of each reporting period we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. During the second quarter of 2012, we recorded a non-cash charge of approximately $121 million related to the writedown of our crude oil and NGL inventory due to declines in prices during the period. The recognition of this adjustment, which is a component of “Purchases and related costs” in our accompanying condensed consolidated statement of operations, was substantially offset by the recognition of unrealized gains on derivative instruments being utilized to hedge the future sales of our crude oil and NGL inventory. Substantially all of such unrealized gains were recorded to “Supply and Logistics segment revenues” on our condensed consolidated statement of operations. See Note 11 for discussion of our derivative and risk management activities.

Note 6 — Goodwill

The table below reflects our changes in goodwill for the period indicated (in millions):

	Transportation	Facilities	Supply and Logistics	Total (1)
Balance, December 31, 2011	$818	$609	$427	$1,854
2012 Goodwill Related Activity:
BP NGL Acquisition (2)	75	139	30	244
Other acquisitions (2)	10	—	—	10
Foreign currency translation adjustments	(2)	(4)	—	(6)
Purchase price accounting adjustments and other (2)	10	—	—	10
Balance, June 30, 2012	$911	$744	$457	$2,112

(1)                         As of June 30, 2012, the total carrying amount of goodwill is net of approximately $3 million of accumulated impairment losses.

(2)                         Goodwill is recorded at the acquisition date based on a preliminary fair value determination.  This preliminary goodwill balance may be adjusted when the fair value determination is finalized.

We completed our annual goodwill impairment test as of June 30 and determined that there was no impairment of goodwill.

Note 7—Debt

Debt consisted of the following (in millions):

	June 30,	December 31,
	2012	2011
SHORT-TERM DEBT
Credit Facilities (1) :
Senior secured hedged inventory facility bearing a weighted-average interest rate of 1.3% and 1.5% at June 30, 2012 and December 31, 2011, respectively	$214	$75
PAA senior unsecured revolving credit facility, bearing a weighted-average interest rate of 1.9% and 1.6% at June 30, 2012 and December 31, 2011, respectively (2)	200	32
PNG senior unsecured revolving credit facility, bearing a weighted-average interest rate
of 2.1% at June 30, 2012 and December 31, 2011 (3)	80	68
4.25% senior notes due September 2012 (4)	500	500
Other	3	4
Total short-term debt	997	679

LONG-TERM DEBT
Senior Notes:
5.63% senior notes due December 2013	250	250
5.25% senior notes due June 2015	150	150
3.95% senior notes due September 2015	400	400
5.88% senior notes due August 2016	175	175
6.13% senior notes due January 2017	400	400
6.50% senior notes due May 2018	600	600
8.75% senior notes due May 2019	350	350
5.75% senior notes due January 2020	500	500
5.00% senior notes due February 2021	600	600
3.65% senior notes due June 2022 (5)	750	—
6.70% senior notes due May 2036	250	250
6.65% senior notes due January 2037	600	600
5.15% senior notes due June 2042 (5)	500	—
Unamortized discounts	(15)	(13)
Senior notes, net of unamortized discounts	5,510	4,262
Credit Facilities and Other:
PNG senior unsecured revolving credit facility, bearing a weighted-average interest rate of 2.1% at June 30, 2012 and December 31, 2011 (3)	79	54
PNG GO Bond term loans, bearing a weighted-average interest rate of 1.5% at June 30, 2012 and December 31, 2011	200	200
Other	4	4
Total long-term debt	5,793	4,520
Total debt (2) (3) (6)	$6,790	$5,199

(1)                         During June 2012, we expanded and extended our senior secured hedged inventory facility and expanded PNG’s credit facility. See “Credit Facilities” below for further discussion.

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

(4)                         Our $500 million 4.25% senior notes will mature in September 2012.  The proceeds from these notes are being used to supplement capital available from our hedged inventory facility, to fund working capital needs associated with base levels of waterborne cargos and for seasonal NGL inventory requirements.  After these notes mature, we intend to use our credit facilities to finance hedged inventory. See “Credit Facilities” section below for discussion of our recent expansion of certain of our facilities. Concurrent with the issuance of these senior notes in July 2009, we entered into interest rate swaps.  See Note 6 to our Consolidated Financial Statements included in Part IV of our 2011 Annual Report on Form 10-K for further discussion of our interest rate swaps.

(5)                         In March 2012, we completed the issuance of $750 million, 3.65% senior notes due 2022 and $500 million, 5.15% senior notes due 2042.  The senior notes were sold at 99.823% and 99.755% of face value, respectively.  Interest payments are due on June 1 and December 1 each year, beginning on December 1, 2012.  We used the net proceeds from these offerings to fund a portion of the consideration for the BP NGL Acquisition and for general partnership purposes.  See Note 4 for more information regarding this acquisition.

(6)                         Our fixed-rate senior notes had a face value of approximately $6.0 billion and $4.8 billion as of June 30, 2012 and December 31, 2011, respectively.  We estimated the aggregate fair value of these notes as of June 30, 2012 and December 31, 2011 to be approximately $6.8 billion and $5.4 billion, respectively.  Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service.  Our determination of fair value is based on reported trading activity near quarter end.  We estimate that the carrying value of outstanding borrowings under our credit facilities approximates fair value as interest rates reflect current market rates.  The fair value estimates for both our senior notes and credit facilities are based upon observable market data and are classified within Level 2 of the fair value hierarchy.

Credit Facilities

Senior unsecured 364-day revolving credit agreement. In December 2011, we entered into a 364-day credit facility agreement with a borrowing capacity of $1.2 billion.  Pursuant to its terms, we had the option to activate the facility at any time over a six-month period.  In March 2012, we elected to terminate this credit agreement.

Senior secured hedged inventory facility. In June 2012, we amended our senior secured hedged inventory facility which, among other things, increased the committed borrowing capacity from $850 million to $1.4 billion, of which $400 million (an increase from $250 million under the original facility) is available for the issuance of letters of credit. Subject to obtaining additional or increased lender commitments, the committed amount of the facility may be increased to $1.9 billion. The amendment also extended the maturity date of the facility by one year to August 2014 and provides for one or more one-year extensions, subject to applicable approval.

PNG senior unsecured credit agreement. In June 2012, PNG partially exercised the accordion feature of its original senior unsecured credit agreement and increased from $250 million to $350 million the aggregate amount of revolving credit facility commitments. Also in June 2012, PNG amended this credit agreement which, among other things, provides for the further increase of the committed amount to $550 million, subject to obtaining additional or increased lender commitments.  The amendment also provides for one or more one-year extensions of the revolving credit facility maturity date of August 2016 and the GO Bond mandatory put date, as defined in such amendment, in each case subject to lender approvals.

Letters of Credit

In connection with our crude oil supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil.  At June 30, 2012 and December 31, 2011, we had outstanding letters of credit of approximately $34 million and $33 million, respectively.

Note 8—Net Income Per Limited Partner Unit

Basic and diluted net income per limited partner unit is determined pursuant to the two-class method for Master Limited Partnerships as prescribed in the FASB guidance.  The two-class method is an earnings allocation formula that determines earnings to our general partner, common unit holders and participating securities according to distributions pertaining to the current period’s net income and participation rights in undistributed earnings.  Under this method, all earnings are allocated to our general partner, common unit holders and participating securities based on their respective rights to receive distributions, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.

The Partnership calculates basic and diluted net income per limited partner unit by dividing net income attributable to Plains, after deducting the amount allocated to the general partner’s interest, incentive distribution rights (“IDRs”) and participating securities, by the basic and diluted weighted-average number of limited partner units outstanding during the period.  Participating securities include LTIP awards that have vested distribution equivalent rights (“DERs”), which entitle the grantee to a cash payment equal to the cash distribution paid on our outstanding common units.

Diluted net income per limited partner unit is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method.  Our LTIP awards that contemplate the issuance of common units are considered dilutive unless (i) vesting occurs only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied.  LTIP awards that are deemed to be dilutive are reduced by a hypothetical unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB.  See Note 10 to our Consolidated Financial Statements included in Part IV of our 2011 Annual Report on Form 10-K for a complete discussion of our LTIP awards including specific discussion regarding DERs.

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the three and six months ended June 30, 2012 and 2011 (amounts in millions, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Basic Net Income per Limited Partner Unit
Net income attributable to Plains	$378	$225	$609	$408
Less: General partner’s incentive distribution (1)	(69)	(52)	(134)	(103)
Less: General partner 2% ownership (1)	(6)	(3)	(10)	(6)
Net income available to limited partners	303	170	465	299
Less: Undistributed earnings allocated and distributions to participating securities (1)	(2)	—	(3)	—
Net income available to limited partners in accordance with application of the two-class method for MLPs	$301	$170	$462	$299

Basic weighted average number of limited partner units outstanding	162	149	159	146

Basic net income per limited partner unit	$1.86	$1.14	$2.90	$2.04

Diluted Net Income per Limited Partner Unit
Net income attributable to Plains	$378	$225	$609	$408
Less: General partner’s incentive distribution (1)	(69)	(52)	(134)	(103)
Less: General partner 2% ownership (1)	(6)	(3)	(10)	(6)
Net income available to limited partners	303	170	465	299
Less: Undistributed earnings allocated and distributions to participating securities (1)	(1)	—	(2)	—
Net income available to limited partners in accordance with application of the two-class method for MLPs	$302	$170	$463	$299

Basic weighted average number of limited partner units outstanding	162	149	159	146
Effect of dilutive securities: Weighted average LTIP units	1	1	2	1
Diluted weighted average number of limited partner units outstanding	163	150	161	147

Diluted net income per limited partner unit	$1.85	$1.13	$2.88	$2.03

(1)                         We calculate net income available to limited partners based on the distributions pertaining to the current period’s net income.  After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, limited partners and participating securities in accordance with the contractual terms of the partnership agreement and as further prescribed under the two-class method.

The terms of our Partnership Agreement limit the general partner’s incentive distribution to the amount of Available Cash, which as defined in the Partnership Agreement is net of reserves deemed appropriate.  As such, IDRs are not allocated undistributed earnings or distributions in excess of earnings for EPU calculation purposes.  If, however, undistributed earnings were allocated to our IDRs beyond amounts distributable to them under the terms of the Partnership Agreement, both basic and diluted earnings per limited partner unit would decrease by $0.38 per unit for the three months ended June 30, 2012 and by $0.37 per unit for the six months ended June 30, 2012.  Similarly, both basic and diluted earnings per limited partner unit would decrease by $0.08 per unit for the three months ended June 30, 2011 and by $0.02 per unit for the six months ended June 30, 2011.

Note 9—Partners’ Capital and Distributions

PAA Distributions

The following table details the distributions paid during or pertaining to the first half of 2012, net of reductions to the general partner’s incentive distributions (in millions, except per unit amounts):

		Distributions Paid				Distributions
		Common	General Partner			per limited
Date Declared	Date Paid or To Be Paid	Units	Incentive	2%	Total	partner unit
July 9, 2012	August 14, 2012 (1)	$174	$69	$4	$247	$1.0650
April 10, 2012	May 15, 2012	$169	$65	$3	$237	$1.0450
January 10, 2012	February 14, 2012	$159	$63	$3	$225	$1.0250

(1)                         Payable to unitholders of record at the close of business on August 3, 2012, for the period April 1, 2012 through June 30, 2012.

In order to enhance our distribution coverage ratio and liquidity following a significant acquisition, our general partner has, from time to time, agreed to reduce the amounts due to it as incentive distributions.  In connection with the BP NGL Acquisition, our general partner agreed to reduce the amount of its incentive distributions by $3.75 million per quarter through February 2014 and $2.5 million per quarter thereafter.  Through June 30, 2012, our general partner’s incentive distributions had been reduced by $3.75 million related to this acquisition. See Note 4 for further discussion of the BP NGL Acquisition.

PAA Equity Offerings

Continuous Offering Program. On May 9, 2012, we entered into an Equity Distribution Agreement (the “Agreement”) with a financial institution (“Manager”). Pursuant to the terms of the Agreement, we may from time to time, through Manager, as our sales agent, offer and sell common units representing limited partner interests having an aggregate offering price of up to $300 million. Sales of such common units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed upon by Manager and us. Under the terms of the Agreement, we may also sell common units to Manager as principal for its own account at a price to be agreed upon at the time of the sale. For any such sales, we will enter into a separate terms agreement with Manager.

Through June 30, 2012, we sold an aggregate of 1,434,790 common units under the Agreement, generating proceeds of approximately $114 million, net of approximately $2 million of commissions to Manager. A portion of these units were issued and the associated proceeds received during early July 2012. The net proceeds from sales, including our general partner’s proportionate capital contribution, were used for general partnership purposes.

Other Equity Offerings. During the first six months of 2012, we completed an equity offering of our common units that was not associated with our Continuous Offering Program, as shown in the table below (in millions, except unit and per unit data):

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

LTIP Vesting

In connection with the settlement of vested LTIP awards, we issued 449,654 common units during the six months ended June 30, 2012, which resulted in an increase to partners’ capital of approximately $34 million.

Noncontrolling Interests in Subsidiaries

As of June 30, 2012, noncontrolling interests in subsidiaries consisted of the following: (i) an approximate 36 % interest in PNG and (ii) a 25% interest in SLC Pipeline LLC.

Modification of Conversion of PNG Subordinated Units

In February 2012, PNG modified the terms of the first three tranches of the PNG Series B subordinated units held by PAA. The Series B subordinated units do not participate in quarterly distributions. Instead, the Series B subordinated units convert into Series A subordinated units in five distinct tranches upon the achievement of defined benchmarks tied to the amount of capacity in service at Pine Prairie and increases in PNG’s quarterly distributions. Any Series B subordinated units that remain outstanding as of December 31, 2018 will automatically be cancelled. The February 2012 modification increased the quarterly distribution benchmark for Tranche 1, 2 and 3 from annualized levels of $1.44 per unit, $1.53 per unit and $1.63 per unit, respectively, to an annualized level of $1.71 per unit. The following table presents the operational and financial benchmarks, as modified, for conversion of the Series B subordinated units into Series A subordinated units for each tranche (units in millions):

	Series B Subordinated Units to Convert into Series A Subordinated Units	Working Gas Storage Capacity (Bcf)	Annualized Distribution Level (1)
Tranche 1	2.6	29.6	$1.71
Tranche 2	2.8	35.6	$1.71
Tranche 3	2.1	41.6	$1.71
Tranche 4	3.0	48.0	$1.71
Tranche 5	3.0	48.0	$1.80

(1)                         For satisfaction of this benchmark, PNG must, for two consecutive quarters, (i) generate distributable cash flow sufficient to pay a quarterly distribution of at least the annualized distribution benchmark on the weighted average number of common units and Series A subordinated units and all of such Series B subordinated units outstanding during such quarter plus (ii) distribute available cash of at least the annualized distribution benchmark on all outstanding common units and Series A subordinated units and the corresponding distributions on PNG’s general partner’s 2% interest and the related distributions on the incentive distribution rights.  See Note 5 to our Consolidated Financial Statements included in Part IV of our 2011 Annual Report on Form 10-K for a complete discussion of our Series B subordinated units.

Noncontrolling Interests Rollforward

The following table reflects the changes in the noncontrolling interests in partners’ capital (in millions):

	Six Months Ended
	June 30,
	2012	2011
Beginning balance	$524	$231
Sale of noncontrolling interests in a subsidiary	—	306
Net income attributable to noncontrolling interests	15	10
Distributions to noncontrolling interests	(24)	(16)
Equity compensation expense	1	2
Other comprehensive income/(loss):
Reclassification adjustments	(7)	—
Net deferred gain on cash flow hedges	1	—
Ending balance	$510	$533

Note 10—Equity Compensation Plans

For a complete discussion of our equity compensation awards, see Note 10 to our Consolidated Financial Statements included in Part IV of our 2011 Annual Report on Form 10-K.

PNG Long-term Incentive Plan Award Modification.  In February 2012, the Board of Directors of PNG’s general partner approved the modification of certain awards previously granted under the PNG Plan.  As a result of the modification, approximately 232,500 equity-classified phantom unit awards will now vest in the following manner: (i) approximately 70,000 awards, with distribution equivalent rights also modified to begin payment in February 2012, will vest upon the date PNG pays an annualized distribution of at least $1.45, (ii) approximately 70,000 awards, with distribution equivalent rights also modified to begin payment in May 2013, will vest upon the date PNG pays an annualized distribution of at least $1.50 and (iii) the remainder, with distribution equivalent rights also modified to begin payment in May 2014, will vest upon the date PNG pays an annualized distribution of at least $1.55.  Fifty percent of any awards that have not vested as of the November 2016 distribution date will vest at that time and the remainder will expire.  Additionally, 232,500 of equity-classified phantom unit awards with vesting terms originally tied to the conversion of PNG’s Series A and Series B subordinated units were modified such that all these awards will now fully vest upon conversion of the Series A subordinated units to common units.  Distribution equivalent rights were also granted with respect to these awards to begin payment in February 2012.  There was no financial impact at the time of the modification; however, we anticipate that we will recognize additional equity compensation expense in the future as a result of the modification.

Class B Units of Plains AAP, L.P. The following table contains a summary of Plains AAP, L.P. Class B Unit awards:

	Reserved for Future Grants	Outstanding	Outstanding Units Earned	Grant Date Fair Value of Oustanding Class B Units (1)
Balance as of December 31, 2011	16,500	183,500	80,063	$44
Forfeitures	1,000	(1,000)	—	$—
Earned	—	—	24,250	$—
Balance as of June 30, 2012	17,500	182,500	104,313	$44

(1)                         Of the grant date fair value, approximately $5 million was recognized as expense during the six months ended June 30, 2012.

Other Equity Compensation Information.  Our equity compensation activity for awards denominated in PAA and PNG units is summarized in the following table (units in millions):

	PAA Units (1)(5)		PNG Units (2)(3)(4)(6)
	Units	Weighted Average Grant Date Fair Value per Unit	Units	Weighted Average Grant Date Fair Value per Unit
Outstanding, December 31, 2011	4.0	$43.53	0.8	$20.55
Granted	0.7	$66.28	0.1	$15.05
Vested	(1.5)	$39.30	—	$23.67
Cancelled or forfeited	(0.1)	$59.32	—	$—
Outstanding, June 30, 2012	3.1	$50.58	0.9	$17.56

(1)                         Amounts do not include Class B units of Plains AAP, L.P.

(2)                        Amounts do not include Class B units of PNGS GP LLC.

(3)                         Amounts include PNG Transaction Grants.

(4)                         Weighted average grant date fair value per unit for PNG Units outstanding at June 30, 2012 is impacted by the modification of PNG awards during the first quarter of 2012 as discussed above.

(5)                         Approximately 0.4 million common units were issued, net of approximately 0.3 million units withheld for taxes, for PAA units that vested during the six months ended June 30, 2012. The remaining 0.8 million PAA units that vested were settled in cash.

(6)                         Less than 0.1 million common units vested during the six months ended June 30, 2012.

The table below summarizes the expense recognized and the value of vesting (settled both in units and cash) related to our equity compensation plans (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Equity compensation expense	$20	$27	$60	$46
LTIP unit-settled vestings (1)	$33	$23	$58	$23
LTIP cash-settled vestings	$29	$18	$65	$18
DER cash payments	$2	$1	$4	$2

(1)                         For each of the three and six months ended June 30, 2012 and June 30, 2011, approximately $1 million relates to unit vestings that were settled with PNG units.

Note 11—Derivatives and Risk Management Activities

We identify the risks that underlie our core business activities and use risk management strategies to mitigate those risks when we determine that there is value in doing so.  Our policy is to use derivative instruments for risk management purposes and not for the purpose of speculating on hydrocarbon commodity (referred to herein as “commodity”) price changes.  We use various derivative instruments to (i) manage our exposure to commodity price risk as well as to optimize our profits, (ii) manage our exposure to interest rate risk and (iii) manage our exposure to currency exchange rate risk.  Our commodity risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity.  Our interest rate and currency exchange rate risk management policies and procedures are designed to monitor our derivative positions and ensure that those positions are consistent with our objectives and approved strategies.  Our policy is to formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking the hedge.  This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed.  Both at the inception of the hedge and on an ongoing basis, we assess whether the derivatives used in a transaction are highly effective in offsetting changes in cash flows or the fair value of hedged items.

Commodity Price Risk Hedging

Our core business activities contain certain commodity price-related risks that we manage in various ways, including the use of derivative instruments.  Our policy is (i) to only purchase inventory for which we have a market, (ii) to structure our sales contracts so that price fluctuations do not materially affect our operating income and (iii) not to acquire and hold physical inventory or derivatives for the purpose of speculating on commodity price changes.  The material commodity-related risks inherent in our business activities can be divided into the following general categories:

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities.  We use derivatives to manage the associated risks and to optimize profits.  As of June 30, 2012, net derivative positions related to these activities included:

•                  An approximate 245,700 barrels per day net long position (total of 7.6 million barrels) associated with our crude oil purchases, which was unwound ratably during July 2012 to match monthly average pricing.

•                  A net short spread position averaging approximately 26,200 barrels per day (total of 10.4 million barrels), which hedges a portion of our anticipated crude oil lease gathering purchases through September 2013.  These derivatives are time spreads consisting of offsetting purchases and sales between two different months.  Our use of these derivatives does not expose us to outright price risk.

•                  Approximately 8,300 barrels per day on average (total of 4.6 million barrels) of WTS/WTI crude oil basis swaps through December 2013, which hedge anticipated sales of crude oil (WTI).  These derivatives are grade spreads between two different grades of crude oil.  Our use of these derivatives does not expose us to outright price risk.

•                  Approximately 7,900 barrels per day on average (total of 1.2 million barrels) of LLS/WTI crude oil basis swaps from August 2012 through December 2012, which hedge anticipated sales of crude oil.  These derivatives are grade spreads between two different grades of crude oil. Our use of these derivatives does not expose us to outright price risk.

•                  An average of 2,400 barrels per day (total of 0.9 million barrels) of butane/WTI spread positions, which hedge specific butane sales contracts that are based on a percentage of WTI through June 2013.

•                  A short swap position of approximately 23.4 Bcf through December 2012 related to anticipated sales of natural gas.

Storage Capacity Utilization — We own approximately 100 million barrels of crude oil, NGL and refined products storage capacity other than that used in our transportation operations. This storage may be leased to third parties or utilized in our own supply and logistics activities, including for the storage of inventory in a contango market. For capacity allocated to our supply and logistics operations, we have utilization risk if the market structure is backwardated. As of June 30, 2012, we used derivatives to manage the risk of not utilizing approximately 1.6 million barrels per month of storage capacity through 2013. These positions are a combination of calendar spread options and futures contracts. These positions involve no outright price exposure, but instead enable us to profitably use the capacity to store hedged crude oil.

Inventory Storage — At times, we elect to purchase and store crude oil, NGL and refined products inventory in conjunction with our supply and logistics activities. When we purchase and store inventory, we enter into physical sales contracts or use derivatives to mitigate price risk associated with the inventory. As of June 30, 2012, we had derivatives totaling approximately 12.2 million barrels hedging our inventory. These positions are a combination of futures, swaps and option contracts.

Pipeline Loss Allowance Oil — As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor that is intended to, among other things, offset losses due to evaporation, measurement and other losses in transit.  We utilize derivative instruments to hedge a portion of the anticipated sales of the allowance oil that is to be collected under our tariffs.  As of June 30, 2012, our PLA hedges included (i) a net short position consisting of crude oil futures and swaps for an average of approximately 1,400 barrels per day (total of 1.8 million barrels) through December 2015, (ii) a long put option position of approximately 0.1 million barrels through December 2012 and (iii) a long call option position of approximately 0.9 million barrels through December 2015.

Natural Gas Processing/NGL Fractionation – As part of our supply and logistics activities, we purchase natural gas for processing and NGL mix for fractionation, and we sell the resulting individual specification products (including ethane, propane, butane and condensate).  In conjunction with these activities, we hedge the purchase of natural gas and the subsequent sale of the individual specification products.  As of June 30, 2012, we had a long natural gas position of approximately 16.7 Bcf through October 2014, a short propane position of approximately 2.8 million barrels through October 2014, and a short butane and WTI position of approximately 0.8 and 0.3 million barrels, respectively, through December 2013.

Base Gas Management — Our gas storage facilities require minimum levels of base gas to operate.  For our natural gas storage facilities that are under construction, we anticipate purchasing base gas in future periods as construction is completed.  We use derivatives to hedge such anticipated purchases of natural gas.  As of June 30, 2012, we had a long swap position of approximately 4.1 Bcf through April 2016 related to anticipated base gas purchases.

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

Interest Rate Risk Hedging

We use interest rate derivatives to hedge interest rate risk associated with anticipated debt issuances and outstanding debt instruments.  The derivative instruments we use to manage this risk consist primarily of interest rate swaps and treasury locks.  As of June 30, 2012, AOCI includes deferred losses of approximately $160 million that relate to open and terminated interest rate derivatives that were designated for hedge accounting.  The terminated interest rate derivatives were cash-settled in connection with the issuance or refinancing of debt agreements.  The deferred gain related to these instruments is being amortized to interest expense over the terms of the hedged debt instruments.

We have entered into forward starting interest rate swaps to hedge the underlying benchmark interest rate related to forecasted debt issuances through 2015.  The following table summarizes the terms of our forward starting interest rate swaps as of June 30, 2012 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated debt offering	6 forward starting swaps (30-year)	$250	6/17/2013	4.24%	Cash flow hedge
Anticipated debt offering	5 forward starting swaps (30-year)	$125	6/16/2014	3.39%	Cash flow hedge
Anticipated debt offering	10 forward starting swaps (30-year)	$250	6/15/2015	3.60%	Cash flow hedge

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

During July 2009, concurrent with our senior notes issuance, we entered into four interest rate swaps for which we receive fixed interest payments and pay floating-rate interest payments based on three-month LIBOR plus an average spread of 2.42% on a semi-annual basis.  The swaps had an aggregate notional amount of $300 million with fixed rates of 4.25%.  Two of the swaps terminated in September 2011, and two of the swaps will terminate in September 2012.  The swaps that terminate in 2012 are designated as fair value hedges.

Currency Exchange Rate Risk Hedging

Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use foreign currency derivatives to minimize the risks of unfavorable changes in exchange rates.  These instruments include foreign currency exchange contracts, forwards and options.  As of June 30, 2012, AOCI includes net deferred gains of approximately $8 million that relate to open and settled foreign currency derivatives that were designated for hedge accounting.  These foreign currency derivatives hedge the cash flow variability associated with CAD-denominated interest payments on CAD-denominated intercompany notes as a result of changes in the exchange rate.

As of June 30, 2012, our outstanding foreign currency derivatives also include derivatives we use to hedge USD-denominated commodity purchases and sales in Canada.  In addition, we may from time to time hedge the commodity price risk associated with a CAD-denominated commodity transaction with a USD-denominated commodity derivative.  In conjunction with entering into the commodity derivative, we may enter into a foreign currency derivative to hedge the resulting foreign currency risk.  These foreign currency derivatives are generally short-term in nature.

The following table summarizes our open forward exchange contracts that exchange CAD for USD on a net basis (in millions):

	CAD	USD	Average Exchange Rate
2012	$64	$64	CAD $1.01 to USD $1.00
2013	$41	$40	CAD $1.02 to USD $1.00

Summary of Financial Impact

For derivatives that qualify as a cash flow hedge, changes in fair value of the effective portion of the hedges are deferred in AOCI and recognized in earnings in the periods during which the underlying physical transactions impact earnings.  For our interest rate swaps that qualify as a fair value hedge, changes in the fair value of the derivative and changes in the fair value of the underlying hedged item, attributable to the hedged risk, are recognized in earnings each period. Derivatives that do not qualify for hedge accounting and the portion of cash flow hedges that are not highly effective in offsetting changes in cash flows of the hedged items are recognized in earnings each period.  Cash settlements associated with our derivative activities are reflected as operating cash flows in our condensed consolidated statements of cash flows.

A summary of the impact of our derivative activities recognized in earnings for the three and six months ended June 30, 2012 and 2011 is as follows (in millions):

	Three Months Ended June 30, 2012			Three Months Ended June 30, 2011
		Derivatives			Derivatives
	Derivatives in	Not		Derivatives in	Not
	Hedging	Designated		Hedging	Designated
Location of gain/(loss)	Relationships (1)(2)(3)	as a Hedge (4)	Total	Relationships (1)(2)	as a Hedge (4)	Total
Commodity Derivatives

Supply and Logistics segment revenues	$(96)	$199	$103	$(161)	$36	$(125)

Facilities segment revenues	1	—	1	(6)	1	(5)

Purchases and related costs	37	(1)	36	—	(1)	(1)

Field operating costs	—	(4)	(4)	—	—	—

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	(1)	(1)	—	—	—

Other income/(expense), net	1	—	1	1	—	1

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(57)	$193	$136	$(166)	$36	$(130)

	Six Months Ended June 30, 2012			Six Months Ended June 30, 2011
		Derivatives			Derivatives
	Derivatives in	Not		Derivatives in	Not
	Hedging	Designated		Hedging	Designated
Location of gain/(loss)	Relationships (1)(2)(3)	as a Hedge (4)	Total	Relationships (1)(2)(3)	as a Hedge (4)	Total
Commodity Derivatives

Supply and Logistics segment revenues	$(61)	$161	$100	$(236)	$40	$(196)

Facilities segment revenues	13	—	13	(7)	1	(6)

Purchases and related costs	41	—	41	—	(1)	(1)

Field operating costs	—	(2)	(2)	—	1	1

Interest Rate Derivatives

Interest expense	(1)	—	(1)	1	—	1

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	—	—	—	3	3

Other income/(expense), net	2	—	2	2	—	2

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(6)	$159	$153	$(240)	$44	$(196)

(1)             Amounts represent derivative gains and losses that were reclassified from AOCI to earnings during the period to coincide with the earnings impact of the respective hedged transaction.

(2)             Amounts include gains of approximately $1 million for the three months ended June 30, 2012 and losses of approximately $2 million and $8 million for the six months ended June 30, 2012 and 2011, respectively. These amounts represent the ineffective portion of our commodity and interest rate derivatives that are designated as cash flow hedges.

(3)             Interest expense includes net gains of approximately $1 million for the three months ended June 30, 2012 and approximately $2 million and $1 million for the six months ended June 30, 2012 and 2011, respectively, associated with outstanding interest rate swaps, which are designated as a fair value hedge.

(4)             Includes realized and unrealized gains or losses for derivatives not designated for hedge accounting during the period.

The following table summarizes the derivative assets and liabilities on our condensed consolidated balance sheet on a gross basis as of June 30, 2012 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$97	Other current assets	$(48)
	Other long-term assets	15	Other long-term assets	(6)
			Other current liabilities	(1)
Interest rate derivatives	Other current assets	1	Other current liabilities	(87)
			Other long-term liabilities	(56)

Total derivatives designated as hedging instruments		$113		$(198)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$264	Other current assets	$(102)
	Other long-term assets	7	Other long-term assets	(5)
			Other current liabilities	(1)
Total derivatives not designated as hedging instruments		$271		$(108)

Total derivatives		$384		$(306)

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

As of June 30, 2012, there was a net loss of approximately $124 million deferred in AOCI including tax effects.  The total amount of deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transaction, (ii) interest expense accruals associated with underlying debt instruments or (iii) the recognition of a foreign currency gain or loss upon the remeasurement of certain CAD-denominated intercompany balances.  Of the total net loss deferred in AOCI at June 30, 2012, we expect to reclassify a net gain of approximately $26 million to earnings in the next twelve months.  Of the remaining deferred loss in AOCI, a net gain of approximately $9 million is expected to be reclassified to earnings prior to 2015 with the remaining deferred loss of $159 million being reclassified to earnings through 2045.  These amounts are predominantly based on market prices at the current period end, thus actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

During the three and six months ended June 30, 2012, all of our hedged transactions were probable of occurring.  During the three and six months ended June 30, 2011, we reclassified a gain of approximately $1 million from AOCI to facilities segment revenues as a result of anticipated hedged transactions that are no longer considered to be probable of occurring.  The net deferred gain/(loss), including tax effects, recognized in AOCI for derivatives during the three and six months ended June 30, 2012 and 2011 are as follows (in millions):

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Commodity derivatives, net	$(25)	$48	$—	$(97)
Foreign currency derivatives, net	—	—	—	(1)
Interest rate derivatives, net	(79)	4	(28)	6
Total	$(104)	$52	$(28)	$(92)

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting agreement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of June 30, 2012, we had a net broker payable of approximately $137 million (consisting of initial margin of $59 million reduced by $196 million of variation margin that had been returned to us).  As of December 31, 2011, we had a net broker payable of approximately $7 million (consisting of initial margin of $52 million reduced by $59 million of variation margin that had been returned to us).  At June 30, 2012 and December 31, 2011, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of June 30, 2012 and December 31, 2011.  Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, which affects the placement of assets and liabilities within the fair value hierarchy levels.

	Fair Value as of June 30, 2012 (in millions)				Fair Value as of December 31, 2011 (in millions)
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$98	$86	$36	$220	$80	$1	$12	$93
Interest rate derivatives	—	(142)	—	(142)	—	(137)	—	(137)
Foreign currency derivatives	—	—	—	—	—	1	—	1
Total	$98	$(56)	$36	$78	$80	$(135)	$12	$(43)

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

Level 2

Level 2 of the fair value hierarchy includes exchange-cleared commodity derivatives and over-the-counter commodity, interest rate and foreign currency derivatives that are traded in active markets.  The fair value of these derivatives is based on broker price quotations which are corroborated with market observable inputs.

Level 3

Level 3 of the fair value hierarchy includes over-the-counter commodity derivatives that are traded in markets that are active but not sufficiently active to warrant level 2 classification in our judgment and certain physical commodity contracts.  The fair value of our level 3 over-the-counter commodity derivatives is based on broker price quotations.  The fair value of our level 3 physical commodity contracts is based on a valuation model utilizing broker-quoted forward commodity prices, and timing estimates, which involve management judgment. The significant unobservable inputs used in the fair value measurement of our level 3 derivatives are forward prices obtained from brokers.  A significant increase (decrease) in these forward prices would result in a proportionately lower (higher) fair value measurement.

Rollforward of Level 3 Net Asset

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as level 3 (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Beginning Balance	$2	$(5)	$12	$(14)
Unrealized gains/(losses):
Included in earnings (1)	12	7	8	13
Included in other comprehensive income	—	1	3	(1)
Settlements	(2)	1	(14)	33
Derivatives entered into during the period	19	6	22	(4)
Transfers out of level 3	5	—	5	(17)
Ending Balance	$36	$10	$36	$10

Change in unrealized gains/(losses) included in earnings relating to level 3 derivatives still held at the end of the periods	$31	$13	$33	$11

(1)                      We reported unrealized gains and losses associated with level 3 commodity derivatives in our condensed consolidated statements of operations as Supply and Logistics segment revenues.

During the second quarter of 2012, we transferred commodity derivatives with an aggregate fair value of a $5 million loss from level 3 to level 2.  These derivatives consist of NGL derivatives that are cleared through the CME Clearport platform.  This transfer resulted from additional analysis regarding the CME’s pricing methodology.  Our policy is to recognize transfers between levels as of the beginning of the reporting period in which the transfer occurred.

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

At June 30, 2012, our estimated undiscounted reserve for environmental liabilities, including the reserve related to our Rangeland Pipeline release discussed further below, totaled approximately $134 million, of which approximately $56 million was classified as short-term and approximately $78 million was classified as long-term.  At December 31, 2011, our reserve for environmental liabilities totaled approximately $74 million, of which approximately $12 million was classified as short-term and approximately $62 million was classified as long-term.  At June 30, 2012 and December 31, 2011, we had recorded receivables totaling approximately $57 million and $47 million, respectively, for amounts probable of recovery under insurance and from third parties under indemnification agreements.

In some cases, the actual cash expenditures may not occur for three to five years.  Our estimates used in these reserves are based on information currently available to us and our assessment of the ultimate outcome.  Among the many uncertainties that impact our estimates are the necessary regulatory approvals for, and potential modification of, our remediation plans, the limited amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing legal claims giving rise to additional liabilities.  Therefore, although we believe that the reserve is adequate, costs incurred may be in excess of the reserve and may potentially have a material adverse effect on our financial condition, results of operations or cash flows.

Rangeland Pipeline Release

On June 7, 2012, we experienced a crude oil release on a section of our Rangeland Pipeline located near Sundre, Alberta, Canada.  The release, the size of which we currently estimate to be less than 1,000 barrels, was into the Red Deer River and was contained downstream in the Gleniffer reservoir. The pipeline, while pressurized, was shut in at the time of the incident and emergency response personnel were mobilized to begin containment, clean-up and remediation procedures in cooperation with the applicable regulatory agencies.  Clean-up and remediation activities of the reservoir were completed by June 30, 2012, and such activities for the surrounding impacted area are expected to be completed during 2012.

We estimate that the aggregate total clean-up and remediation costs, before insurance recoveries, will be approximately $53 million.  This estimate considers our prior experience in environmental investigation and remediation matters, as well as available data from, and in consultation with, our environmental specialists.  Although actual remediation costs may be more than amounts accrued, we believe we have established adequate reserves for all probable and reasonably estimable costs. We have accrued the total estimated costs to operating expense on our condensed consolidated statement of operations.

As of June 30, 2012, we had a remaining undiscounted gross environmental remediation liability related to this release of approximately $48 million, substantially all of which is presented as a current liability in “Accounts payable and accrued liabilities” on our condensed consolidated balance sheet. We maintain insurance coverage, which is subject to certain exclusions and deductibles, to protect us against such environmental liabilities. This coverage is adequate to cover the current estimated total remediation costs, and management believes that this coverage is also adequate to cover any potential remediation costs that may be in excess of amounts currently identified.  As of June 30, 2012, we had a remaining receivable of approximately $42 million for the portion of this liability that we believe is probable of recovery from insurance, net of deductibles. This receivable has been recognized as a current asset in “Trade accounts receivable and other receivables, net” on our condensed consolidated balance sheet with the offset reducing operating expense on our condensed consolidated statement of operations.

Insurance

A pipeline, terminal or other facility may experience damage as a result of an accident, natural disaster or terrorist activity.  These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations.  We maintain various types of insurance that we consider adequate to cover our operations and certain assets.  The insurance policies are subject to deductibles or self-insured retentions that we consider reasonable.  Our insurance does not cover every potential risk associated with operating pipelines, terminals and other facilities, including the potential loss of significant revenues.

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition.  We believe we are adequately insured for public liability and property damage with respect to our operations.  In the future, we may not be able to maintain insurance at levels that we consider adequate for rates we consider reasonable.  As a result, we may elect to self-insure or utilize higher deductibles in certain insurance programs.  For example, the market for hurricane-or windstorm-related property damage coverage has remained difficult the last few years.  The amount of coverage available has been limited, and costs have increased substantially with the combination of premiums and deductibles.

In 2011, we elected not to renew our hurricane insurance, and, instead, to self-insure this risk.  This decision does not affect our third-party liability insurance, which still covers hurricane-related liability claims and which we have renewed at our historic coverage levels.  In addition, although we believe that we have established adequate reserves to the extent such risks are not insured, costs incurred in excess of these reserves may be higher and may potentially have a material adverse effect on our financial conditions, results of operations or cash flows.

Note 13—Operating Segments

We manage our operations through three operating segments: (i) Transportation, (ii) Facilities and (iii) Supply and Logistics.  The following table reflects certain financial data for each segment for the periods indicated (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Three Months Ended June 30, 2012
Revenues:
External Customers	$158	$186	$9,442	$9,786
Intersegment (1)	203	101	—	304
Total revenues of reportable segments	$361	$287	$9,442	$10,090
Equity earnings in unconsolidated entities	$9	$—	$—	$9
Segment profit (2) (3)	$169	$114	$274	$557
Maintenance capital	$27	$10	$3	$40

Three Months Ended June 30, 2011
Revenues:
External Customers	$147	$126	$8,586	$8,859
Intersegment (1)	143	38	—	181
Total revenues of reportable segments	$290	$164	$8,586	$9,040
Equity earnings in unconsolidated entities	$4	$—	$—	$4
Segment profit (2) (3)	$128	$86	$151	$365
Maintenance capital	$17	$7	$3	$27

Six Months Ended June 30, 2012
Revenues:
External Customers	$307	$378	$18,319	$19,004
Intersegment (1)	371	145	—	516
Total revenues of reportable segments	$678	$523	$18,319	$19,520
Equity earnings in unconsolidated entities	$16	$—	$—	$16
Segment profit (2) (3)	$332	$204	$402	$938
Maintenance capital	$52	$17	$7	$76

Six Months Ended June 30, 2011
Revenues:
External Customers	$288	$244	$16,021	$16,553
Intersegment (1)	276	81	1	358
Total revenues of reportable segments	$564	$325	$16,022	$16,911
Equity earnings in unconsolidated entities	$5	$—	$—	$5
Segment profit (2) (3)	$265	$164	$285	$714
Maintenance capital	$35	$10	$7	$52

(1)                      Segment revenues and purchases and related costs include intersegment amounts.  Intersegment sales are conducted at posted tariff rates, rates similar to those charged to third parties or rates that we believe approximate market.  For further discussion, see “Analysis of Operating Segments” under Item 7 of our 2011 Annual Report on Form 10-K.

(2)                      Supply and Logistics segment profit includes interest expense (related to hedged inventory purchases) of approximately $4 million and $7 million for the three months ended June 30, 2012 and 2011, respectively, and approximately $6 million and $12 million for the six months ended June 30, 2012 and 2011, respectively.

(3)                   The following table reconciles segment profit to net income attributable to Plains (in millions):

	For the Three Months		For the Six Months
	Ended June 30,		Ended June 30,
	2012	2011	2012	2011
Segment profit	$557	$365	$938	$714
Depreciation and amortization	(86)	(63)	(146)	(126)
Interest expense	(75)	(62)	(140)	(128)
Other income/(expense), net	—	2	2	(20)
Income tax expense	(10)	(9)	(30)	(22)
Net income	386	233	624	418
Less: Net income attributable to noncontrolling interests	(8)	(8)	(15)	(10)
Net income attributable to Plains	$378	$225	$609	$408

Note 14—Related Party Transactions

See Note 9 to our Consolidated Financial Statements included in Part IV of our 2011 Annual Report on Form 10-K for a complete discussion of our related party transactions.

Occidental Petroleum Corporation

As of June 30, 2012, a subsidiary of Occidental Petroleum Corporation (“Oxy”) owned approximately 35% of our general partner interest and had a representative on the board of directors of Plains All American GP LLC.  During the three and six months ended June 30, 2012 and 2011, we recognized sales and transportation storage revenues and purchased petroleum products from companies affiliated with Oxy.  These transactions were conducted at posted tariff rates or prices that we believe approximate market.  See detail below (in millions):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Revenues	$597	$1,079	$1,051	$1,781

Purchases and related costs	$106	$92	$253	$165

We currently have a netting arrangement with Oxy. Our gross receivable and payable amounts with affiliates of Oxy were as follows (in millions):

	June 30,	December 31,
	2012	2011
Trade accounts receivable and other receivables	$223	$132

Accounts payable	$107	$155

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

Overview of Operating Results, Capital Investments and Significant Activities

During the first six months of 2012, our net income attributable to Plains was approximately $609 million, or $2.88 per diluted limited partner unit, representing increases of 49% and 42%, respectively, as compared to net income attributable to Plains of approximately $408 million, or $2.03 per diluted limited partner unit, recognized during the first six months of 2011.  The major items impacting the favorable performance between periods include increased utilization of certain existing transportation assets, incremental fee-based contributions associated with acquisition and expansion capital invested in our transportation and facilities segments and increased lease-gathering volumes and improved unit margins in our supply and logistics segment.  The majority of the incremental volumes and a portion of the enhanced unit margins are attributable to the increased production from the development of North American crude oil and liquids-rich resource plays.  Favorable basis and quality differentials and the mark-to-market impact for derivative instruments (partially offset by related write downs of inventory) also contributed substantially to margins in our supply and logistics segment. These favorable contributions to our supply and logistics segment were partially offset by lower margins on our NGL sales due to lower NGL prices and less favorable market conditions during the quarter.

Other significant items during the period were:

•                  The completion of our acquisition of all of the outstanding shares of BP Canada Energy Company for total consideration of $1.68 billion, subject to working capital and other adjustments (see Note 4 to our condensed consolidated financial statements for further discussion of this acquisition); and

•                  Net proceeds of approximately $1.69 billion from (i) the issuance of two indentures of senior notes and (ii) the sale of 5,750,000 common units through our March equity offering.

Acquisitions and Internal Growth Projects

The following table summarizes our capital expenditures for acquisitions, internal growth projects and maintenance capital for the periods indicated (in millions):

	Six Months
	Ended June 30,
	2012	2011
Acquisition capital (1)	$1,656	$764
Internal growth projects	511	251
Maintenance capital	76	52
Total	$2,243	$1,067

(1)                                     Acquisition capital for the first six months of 2012 primarily relates to the BP NGL Acquisition. See Note 4 to our condensed consolidated financial statements for further discussion regarding our acquisition activities.

Internal Growth Projects

The following table summarizes our more notable projects in progress during 2012 and the forecasted expenditures for the year ending December 31, 2012 (in millions):

Projects	2012
Eagle Ford Project	$160
Spraberry Area Pipeline Projects	100
Gardendale Gathering System (1)	90
Rainbow II Pipeline	75
Mississippian Lime Project	60
PAA Natural Gas Storage (multiple projects)	58
Rail Projects (2)	50
Bakken North	50
St. James Phase IV	40
Yorktown Terminal Project	40
BP NGL Acquisition Related Projects	30
Cushing Terminal Expansion (3)	30
Shafter Expansion	30
Patoka Terminal Expansion (3)	25
Other Projects (4)	312
$1,150
Potential Adjustments for Timing/Scope Refinement (5)	- $50	+ $100
Total Projected Expansion Capital Expenditures	$1,100	-	$1,250

Maintenance Capital Expenditures	$140	-	$160

(1)                                     Includes pipeline, tankage and condensate stabilization.

(2)                                     Excludes rail project associated with the Yorktown terminal project.

(3)                                     Includes carryover capital from 2011 previously shown as “Other” as well as new expansions.

(4)                                     Primarily multiple, smaller projects comprised of pipeline connections, upgrades and truck stations, new tank construction and refurbishing, pipeline linefill purchases and carry-over of projects from prior years.

(5)                                     Potential variation to current capital costs estimates may result from changes to project design, final cost of materials and labor and timing of incurrence of costs due to uncontrollable factors such as permits, regulatory approvals and weather.

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

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except for per unit amounts):

	Three Months Ended June 30,		Favorable/ (Unfavorable) Variance		Six Months Ended June 30,		Favorable/ (Unfavorable) Variance
	2012	2011	$	%	2012	2011	$	%
Transportation segment profit	$169	$128	$41	32%	$332	$265	$67	25%
Facilities segment profit	114	86	28	33%	204	164	40	24%
Supply and Logistics segment profit	274	151	123	81%	402	285	117	41%
Total segment profit	557	365	192	53%	938	714	224	31%
Depreciation and amortization	(86)	(63)	(23)	(37)%	(146)	(126)	(20)	(16)%
Interest expense	(75)	(62)	(13)	(21)%	(140)	(128)	(12)	(9)%
Other income/(expense), net	—	2	(2)	(100)%	2	(20)	22	110%
Income tax expense	(10)	(9)	(1)	(11)%	(30)	(22)	(8)	(36)%
Net income	386	233	153	66%	624	418	206	49%
Less: Net income attributable to noncontrolling interests	(8)	(8)	—	—%	(15)	(10)	(5)	(50)%
Net income attributable to Plains	$378	$225	$153	68%	$609	$408	$201	49%

Net income attributable to Plains:
Earnings per basic limited partner unit	$1.86	$1.14	$0.72	63%	$2.90	$2.04	$0.86	42%
Earnings per diluted limited partner unit	$1.85	$1.13	$0.72	64%	$2.88	$2.03	$0.85	42%
Basic weighted average units outstanding	162	149	13	9%	159	146	13	9%
Diluted weighted average units outstanding	163	150	13	9%	161	147	14	10%

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

The following table sets forth non-GAAP financial measures that are reconciled to the most directly comparable GAAP measures (in millions):

	Three Months		Favorable/ (Unfavorable)		Six Months		Favorable/ (Unfavorable)
	Ended June 30,		Variance		Ended June 30,		Variance
	2012	2011	$	%	2012	2011	$	%
Net income	$386	$233	$153	66%	$624	$418	$206	49%
Add:
Depreciation and amortization	86	63	23	37%	146	126	20	16%
Income tax expense	10	9	1	11%	30	22	8	36%
Interest expense	75	62	13	21%	140	128	12	9%
EBITDA	$557	$367	$190	52%	$940	$694	$246	35%

Selected Items Impacting Comparability of EBITDA
Inventory valuation adjustments net of gains from related derivative activities (1)	$(5)	$—	$(5)	N/A	$(5)	$—	$(5)	N/A
Gains from other derivative activities (1)	77	21	56	267%	18	41	(23)	(56)%
Equity compensation expense (2)	(12)	(20)	8	40%	(38)	(33)	(5)	(15)%
Net loss on foreign currency revaluation (3)	(16)	—	(16)	N/A	(16)	—	(16)	N/A
Net loss on early repayment of senior notes	—	—	—	—%	—	(23)	23	N/A
Significant acquisition-related expenses	(9)	—	(9)	N/A	(13)	(4)	(9)	(225)%
Other (4)	—	—	—	—%	(1)	(1)	—	—%
Selected Items Impacting Comparability of EBITDA	$35	$1	$34	3,400%	$(55)	$(20)	$(35)	(175)%

EBITDA	$557	$367	$190	52%	$940	$694	$246	35%
Selected Items Impacting Comparability of EBITDA	(35)	(1)	(34)	(3,400)%	55	20	35	175%
Adjusted EBITDA	$522	$366	$156	43%	$995	$714	$281	39%

Adjusted EBITDA	$522	$366	$156	43%	$995	$714	$281	39%
Interest expense	(75)	(62)	(13)	(21)%	(140)	(128)	(12)	(9)%
Maintenance capital	(40)	(27)	(13)	(48)%	(76)	(52)	(24)	(46)%
Current income tax expense	(6)	(8)	2	25%	(23)	(18)	(5)	(28)%
Equity earnings in unconsolidated entities, net of distributions	1	1	—	—%	—	6	(6)	N/A
Distributions to noncontrolling interests (5)	(12)	(11)	(1)	(9)%	(24)	(23)	(1)	(4)%
Other	—	—	—	—%	—	(1)	1	N/A
Implied DCF	$390	$259	$131	51%	$732	$498	$234	47%

(1)                                     Gains from derivative activities related to revalued inventory are included in the line item “Inventory valuation adjustments net of gains from related derivative activities.” Gains from other derivative activities are not related to revalued inventory and include mark-to-market gains and losses resulting from derivative instruments that are related to underlying activities in future periods or the reversal of mark-to-market gains and losses from the prior period. See Note 11 to our condensed consolidated financial statements for a comprehensive discussion regarding our derivatives and risk management activities.

(2)                                     Equity compensation expense includes expense associated with awards that will or may be settled in units and awards that will or may be settled in cash.  The awards that will or may be settled in units are included in our diluted earnings per unit calculation when the applicable performance criteria have been met.  We consider the compensation expense associated with these awards as a selected item impacting comparability as the dilutive impact of the outstanding awards are included in our diluted earnings per unit calculation and the majority of the awards are expected to be settled in units.  The compensation expense associated with these awards is shown as a selected item impacting comparability in the table above.  The portion of compensation expense associated with awards that are certain to be settled in cash are not considered a selected item impacting comparability.  See Note 10 to our Consolidated Financial Statements included in Part IV of our 2011 Annual Report on Form 10-K for a comprehensive discussion regarding our equity compensation plans.

(3)                                     During the second quarter of 2012, there were significant fluctuations in the value of the Canadian dollar to the U.S dollar, resulting in losses that were not related to our core operating results and were thus classified as selected items impacting comparability. See Note 11 to our condensed consolidated financial statements for further discussion regarding our currency exchange rate risk hedging activities.

(4)                                     Includes other immaterial selected items impacting comparability.

(5)                                     Includes distributions that pertain to the current quarter’s net income and are to be paid in the subsequent quarter.

Analysis of Operating Segments

Transportation Segment

Our transportation segment operations generally consist of fee-based activities associated with transporting crude oil, NGL and refined products on pipelines, gathering systems, trucks and barges.  The transportation segment generates revenue through a combination of tariffs, third-party leases of pipeline capacity and transportation fees.

The following table sets forth our operating results from our transportation segment for the periods indicated:

			Favorable/				Favorable/
	Three Months		(Unfavorable)		Six Months		(Unfavorable)
Operating Results (1)	Ended June 30,		Variance		Ended June 30,		Variance
(in millions, except per barrel amounts)	2012	2011	$	%	2012	2011	$	%
Revenues (1)
Tariff activities	$314	$247	$67	27%	$591	$489	$102	21%
Trucking	47	43	4	9%	87	75	12	16%
Total transportation revenues	361	290	71	24%	678	564	114	20%

Costs and Expenses (1)
Trucking costs	(35)	(31)	(4)	(13)%	(63)	(54)	(9)	(17)%
Field operating costs (excluding equity compensation expense)	(128)	(106)	(22)	(21)%	(224)	(196)	(28)	(14)%
Equity compensation expense - operations (2)	(3)	(2)	(1)	(50)%	(10)	(5)	(5)	(100)%
Segment general and administrative expenses (excluding equity compensation expense)	(28)	(16)	(12)	(75)%	(49)	(32)	(17)	(53)%
Equity compensation expense - general and administrative (2)	(7)	(11)	4	36%	(16)	(17)	1	6%
Equity earnings in unconsolidated entities	9	4	5	125%	16	5	11	220%
Segment profit	$169	$128	$41	32%	$332	$265	$67	25%
Maintenance capital	$27	$17	$(10)	(59)%	$52	$35	$(17)	(49)%
Segment profit per barrel	$0.52	$0.46	$0.06	13%	$0.54	$0.48	$0.06	13%

			Favorable/				Favorable/
	Three Months		(Unfavorable)		Six Months		(Unfavorable)
Average Daily Volumes	Ended June 30,		Variance		Ended June 30,		Variance
(in thousands of barrels per day) (3)	2012	2011	Volumes	%	2012	2011	Volumes	%
Tariff activities
All American	31	35	(4)	(11)%	28	35	(7)	(20)%
Basin	513	425	88	21%	505	426	79	19%
Capline	149	187	(38)	(20)%	136	187	(51)	(27)%
Line 63/Line 2000	130	122	8	7%	124	108	16	15%
Salt Lake City Area Systems	147	138	9	7%	138	137	1	1%
Permian Basin Area Systems	445	404	41	10%	450	398	52	13%
Mid-Continent Area Systems	255	219	36	16%	236	217	19	9%
Manito	57	66	(9)	(14)%	62	67	(5)	(7)%
Rainbow	156	122	34	28%	149	151	(2)	(1)%
Rangeland	61	57	4	7%	62	55	7	13%
NGL	223	—	223	N/A	111	—	111	N/A
Refined products	118	97	21	22%	115	97	18	19%
Other	1,182	1,073	109	10%	1,147	1,047	100	10%
Tariff activities total	3,467	2,945	522	18%	3,263	2,925	338	12%
Trucking	96	104	(8)	(8)%	102	101	1	1%
Transportation segment total	3,563	3,049	514	17%	3,365	3,026	339	11%

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

Operating Revenues and Volumes. As noted in the table above, our total transportation segment revenues, net of trucking costs, and volumes increased for both the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.  The primary drivers of the significant variances in revenues and volumes between the comparative periods were:

•                  BP NGL Acquisition—The pipelines acquired through the BP NGL Acquisition on April 1, 2012 generated revenues of approximately $30 million and increased volumes by approximately 223,000 barrels per day and 111,000 barrels per day for the three and six months ended June 30, 2012, respectively.

•                  North American Crude Oil Production—Increased producer drilling activities, primarily in the Bakken, Eagle Ford, Permian Basin, Western Oklahoma and Texas Panhandle producing regions, combined with our phased-in expansion projects, resulted in favorable volume and revenue variances for the three and six months ended June 30, 2012 over the comparative 2011 periods, most notably on our Basin, Mesa, Permian Basin and Mid-Continent Area Systems.

These favorable variances were partially offset by decreased volumes and revenues on (i) our Capline Pipeline System, primarily related to shifts in refinery supply and (ii) our All American System related to field production declines and maintenance activities at the production facilities.

•                  Rate Changes — Revenues were favorably impacted by increases in rates on our FERC-regulated pipelines due to upward indexing effective July 1, 2011, as well as increasing tariff rates on certain of our Canadian pipelines.

•                  Loss Allowance Revenue — As is common in the industry, our tariffs incorporate a loss allowance factor that is intended to, among other things, offset losses due to evaporation, measurement and other losses in transit. We value the variance of allowance volumes to actual losses at the estimated net realizable value (including the impact of gains and losses from derivative-related activities) at the time the variance occurred and the result is recorded as either an increase or decrease to tariff revenues.  The loss allowance revenue increased by approximately $4 million and $15 million for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. The increase was primarily due to higher volumes during the comparative 2012 periods, as well as the impact of gains from derivative activities.

•                  Rainbow Pipeline System— Revenues were favorable for both the three and six months ended June 30, 2012 compared to the 2011 periods due to (i) higher volumes in second quarter of 2012 compared to the second quarter of 2011 due to the impact of the pipeline release in the 2011 period and (ii) higher revenue in 2012 as a result of rate increases (as discussed above), partially offset by decreased volumes related to a third-party competitor pipeline that was placed into service in the third quarter of 2011.

Field Operating Costs. Field operating costs (excluding equity compensation expense as discussed further below) increased during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 consistent with the overall growth in segment volumes and remained relatively constant on a per barrel basis during each of those periods.  Operating costs for the three months ended June 30, 2012 and June 30, 2011 were also impacted by approximately $11 million of environmental remediation expenses associated with the Rangeland Pipeline release in second quarter of 2012 and approximately $13 million of environmental remediation expenses associated with the Rainbow Pipeline release in the second quarter of 2011.

General and Administrative Expenses.  General and administrative expenses (excluding equity compensation as discussed below) increased during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 due to the overall growth of the segment as well as certain one-time costs associated with closing and integrating the BP NGL Acquisition.

Equity Compensation Expense. A majority of our equity compensation awards (including the Class B units) contain performance conditions contingent upon achieving certain distribution levels.  For awards with performance conditions (such as distribution targets), expense is accrued over the service period only if the performance condition is considered probable of occurring.  When awards with performance conditions that were previously considered improbable become probable, we incur additional expense in the period that our probability assessment changes.  This is necessary to bring the accrued liability associated with these awards up to the level it would have been if we had been accruing for these awards since the grant date.  At June 30, 2012, we determined that a PAA distribution level of $4.70 was probable of occurring, and we incurred additional expense as a result of such determination.  Furthermore, a change in unit price impacts the fair value of our liability-classified awards. See Note 10 to our Consolidated Financial Statements included in Part IV of our 2011 Annual Report on Form 10-K for further information regarding our equity compensation plans.

Equity compensation expense decreased for the three months ended June 30, 2012 compared to the three months ended June 30, 2011, primarily due to a less significant impact of the change in probability assessment during the second quarter of 2012 compared to 2011, partially offset by an increase in unit price of $2 during the second quarter of 2012 compared to a less than $1 increase during the second quarter of 2011. Equity compensation expense increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to (i) an increase in unit price of $7 for the first six months of 2012 compared to a $2 increase for the first six months of 2011 and (ii) additional awards that have been deemed probable of occurring, partially offset by a decrease in expense related to a less significant impact of the change in probability assessment during the first six months of 2012 compared to the first six months of 2011.

Maintenance Capital. Maintenance capital consists of capital investments for the replacement of partially or fully depreciated assets in order to maintain the service capability, level of production and/or functionality of our existing assets.  The increase in maintenance capital in the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 is primarily due to increased investment in pipeline integrity projects.

Equity Earnings in Unconsolidated Entities. The favorable variance in equity earnings in unconsolidated entities for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 was primarily related to increased earnings in our equity investments due to increased volumes and expansions.

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

The following table sets forth our operating results from our facilities segment for the periods indicated:

			Favorable/				Favorable/
	Three Months		(Unfavorable)		Six Months		(Unfavorable)
Operating Results (1)	Ended June 30,		Variance		Ended June 30,		Variance
(in millions, except per barrel amounts)	2012	2011	$	%	2012	2011	$	%
Revenues (1)	$225	$148	$77	52%	$390	$291	$99	34%
Natural gas sales (2)	62	16	46	288%	133	34	99	291%
Storage related costs (natural gas related)	(5)	(5)	—	—%	(12)	(10)	(2)	(20)%
Natural gas sales costs (2)	(60)	(15)	(45)	(300)%	(127)	(33)	(94)	(285)%
Field operating costs (excluding equity compensation expense)	(86)	(43)	(43)	(100)%	(133)	(83)	(50)	(60)%
Equity compensation expense - operations (3)	—	—	—	—%	(1)	(1)	—	—%
Segment general and administrative expenses (excluding equity compensation expense)	(18)	(10)	(8)	(80)%	(32)	(25)	(7)	(28)%
Equity compensation expense - general and administrative (3)	(4)	(5)	1	20%	(14)	(9)	(5)	(56)%
Segment profit	$114	$86	$28	33%	$204	$164	$40	24%
Maintenance capital	$10	$7	$(3)	(43)%	$17	$10	$(7)	(70)%
Segment profit per barrel	$0.35	$0.35	$—	—%	$0.34	$0.34	$—	—%

			Favorable/				Favorable/
	Three Months		(Unfavorable)		Six Months		(Unfavorable)
	Ended June 30,		Variance		Ended June 30,		Variance
Volumes (4)(5)	2012	2011	Volumes	%	2012	2011	Volumes	%
Crude oil, refined products and NGL storage (average monthly capacity in millions of barrels)	93	69	24	35%	85	68	17	25%
Natural gas storage (average monthly capacity in billions of cubic feet)	80	75	5	7%	78	67	11	16%
NGL fractionation (average throughput in thousands of barrels per day)	108	15	93	620%	60	13	47	362%
Facilities segment total (average monthly capacity in millions of barrels)	109	82	27	33%	100	80	20	25%

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

Operating Revenues and Volumes.  As noted in the table above, our facilities segment revenues, less storage related costs and natural gas purchases, and volumes increased for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.  The significant variances in revenues and average monthly volumes between the comparative periods are primarily due to our ongoing acquisition and expansion activities as discussed below:

•                  BP NGL Acquisition—The NGL storage facilities, fractionation plants and related assets acquired through the BP NGL Acquisition on April 1, 2012 contributed aggregate revenues of approximately $62 million for the 2012 periods. These assets also increased average monthly capacity of NGL storage by approximately 14 million barrels and 7 million barrels for the three and six months ended June 30, 2012, respectively, and increased average NGL fractionation throughput by approximately 90,000 barrels per day and 45,000 barrels per day for the three and six months ended June 30, 2012, respectively.

•                  Other Acquisitions and Major Expansion Projects — Expansion projects that were completed in phases throughout recent years at some of our major terminal locations, as well as the acquisition of our Yorktown facility in December 2011, favorably impacted revenues and volumes for the comparative 2012 periods. We estimate that these expansion and acquisition activities increased our revenues by approximately $11 million and $20 million, respectively, for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011. The most significant expansions were those completed at our Cushing and St. James facilities and resulted in increased storage capacity and rail and barge loading and receipt capability.

Additionally, our results were favorably impacted by incremental revenues from the additions of 8 Bcf and 9 Bcf of working gas capacity at PNG’s Pine Prairie facility during the second quarters of 2011 and 2012, respectively. Contributions from a full period of operations at the Southern Pines facility, which was acquired in February 2011, added revenues and volumes for the six months ended June 30, 2012 over the comparative 2011 period.

Field Operating Costs. Field operating costs (excluding equity compensation expense as discussed further below) increased during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 due to our growth through acquisitions, primarily the BP NGL Acquisition, in which assets and operations typically have a higher ratio of operating costs to revenue than our historic operations in this segment.

General and Administrative Expenses.  General and administrative expenses (excluding equity compensation as discussed below) increased during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 due to growth associated with the BP NGL Acquisition as well as certain one-time costs during the three months ended June 30, 2012 associated with closing and integrating the acquisition.

Equity Compensation Expense.  See “Results of Operations—Analysis of Operating Segments—Transportation Segment—Equity Compensation Expense” above for a discussion regarding variances in equity compensation expense for the comparative periods presented.  Also, see Note 10 to our Consolidated Financial Statements included in Part IV of our 2011 Annual Report on Form 10-K for additional information on our equity compensation plans.

Maintenance Capital. The increase in maintenance capital in the three and six months ended June 30, 2012 over the three and six months ended June 30, 2011 is primarily a result of increased integrity investment associated with growth from acquisitions as well as timing of completing integrity projects.

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

The following table sets forth our operating results from our supply and logistics segment for the periods indicated:

			Favorable/				Favorable/
	Three Months		(Unfavorable)		Six Months		(Unfavorable)
Operating Results (1)	Ended June 30,		Variance		Ended June 30,		Variance
(in millions, except per barrel amounts)	2012	2011	$	%	2012	2011	$	%
Revenues	$9,442	$8,586	$856	10%	$18,319	$16,022	$2,297	14%
Purchases and related costs (2)	(9,030)	(8,330)	(700)	(8)%	(17,638)	(15,535)	(2,103)	(14)%
Field operating costs (excluding equity compensation expense)	(105)	(73)	(32)	(44)%	(207)	(141)	(66)	(47)%
Equity compensation expense - operations (3)	(1)	(1)	—	—%	(1)	(1)	—	—%
Segment general and administrative expenses (excluding equity compensation expense)	(27)	(23)	(4)	(17)%	(53)	(47)	(6)	(13)%
Equity compensation expense - general and administrative (3)	(5)	(8)	3	38%	(18)	(13)	(5)	(38)%
Segment profit	$274	$151	$123	81%	$402	$285	$117	41%
Maintenance capital	$3	$3	$—	—%	$7	$7	$—	—%
Segment profit per barrel	$3.10	$2.04	$1.06	52%	$2.32	$1.83	$0.49	27%

			Favorable/				Favorable/
	Three Months		(Unfavorable)		Six Months		(Unfavorable)
Average Daily Volumes	Ended June 30,		Variance		Ended June 30,		Variance
(in thousands of barrels per day)	2012	2011	Volumes	%	2012	2011	Volumes	%
Crude oil lease gathering purchases	814	722	92	13%	806	722	84	12%
NGL sales	153	65	88	135%	144	108	36	33%
Waterborne cargos	4	31	(27)	(87)%	2	28	(26)	(93)%
Supply and Logistics segment total	971	818	153	19%	952	858	94	11%

(1)                                     Revenues and costs include intersegment amounts.

(2)                                     Purchases and related costs include interest expense (related to hedged crude oil inventory purchases) of approximately $4 million and $6 million for the three and six months ended June 30, 2012 compared to $7 million and $12 million for the three and six months ended June 30, 2011, respectively.

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

The New York Mercantile Exchange (“NYMEX”) benchmark price of crude oil ranged from approximately $77 to $106 per barrel and $90 to $115 per barrel during the three months ended June 30, 2012 and 2011, respectively, and from $77 to $111 per barrel and $84 to $115 per barrel during the six months ended June 30, 2012 and 2011, respectively.  Because the commodities that we buy and sell are generally indexed to the same pricing indices for both the sales and purchases, revenues and costs related to purchases will fluctuate with market prices.  However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease.  The absolute amount of our revenues and purchases increased for the three and six months ended June 30, 2012 and 2011 resulting from increases in volumes in the comparative 2012 periods.

Generally, we expect a base level of earnings from our supply and logistics segment from the assets employed by this segment.  This base level may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated market structure. The increasing production of oil and liquids rich gas in North America has created supply and demand imbalances that have increased the volatility of historical differentials for many grades of crude oil and has also impacted the historical relationship between NGL’s and crude oil. Our supply and logistics segment operating results are further impacted by foreign currency translations adjustments as certain of our subsidiaries are based in Canada and use the Canadian dollar as their functional currency.  Revenues and expenses are translated at average exchange rates prevailing for each month and comparison between periods may be impacted by changes in the average exchange rates.  Also, our NGL marketing operations are weather-sensitive, particularly during the approximate five-month peak heating season of November through March, and temperature differences from period-to-period may have a significant effect on financial performance.

The following is a discussion of items impacting supply and logistics segment profit and segment profit per barrel for the periods indicated.

Operating Revenues and Volumes. Revenues, net of purchases and related costs, increased for the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011.  The increases in net revenues were driven by:

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

•                  opportunities from more favorable crude oil quality differentials experienced in certain regions; and

•                  increased margins related to opportunities created in certain producing regions where crude oil production volumes exceed existing pipeline takeaway capacity and where there are associated logistics challenges.  As the infrastructure in these producing regions continues to be developed, we may not experience the same opportunities for enhanced margins that we are currently experiencing.  We believe the fundamentals of our business remain strong; however, a normalization of margins may occur as the logistics challenges are addressed.  (See Items 1 and 2 “Business and Properties—Description of Segments and Associated Assets—Supply & Logistics Segment—Impact of Commodity Price Volatility and Dynamic Market Conditions on Our Business Model” included in Part I of our 2011 Annual Report on Form 10-K for further discussion regarding our business model, including diversification and utilization of our asset base among varying demand- and supply-driven markets.)

These net revenue increases were also impacted by the mark-to-market valuation of our derivative activities, net of inventory valuation adjustments, as shown in the table below (in millions):

	Three Months			Six Months
	Ended June 30,			Ended June 30,
	2012	2011	Variance	2012	2011	Variance
Gains from derivative activities (1)	$73	$22	$51	$13	$41	$(28)

(1)                                     Includes mark-to-market gains and losses resulting from derivative instruments that are related to underlying activities in future periods or the reversal of mark-to-market gains and losses from the prior period. These amounts are reduced by inventory valuation adjustments attributable to inventory hedged by the related derivative. See Note 11 to our condensed consolidated financial statements for a comprehensive discussion regarding our derivatives and risk management activities.

In addition, NGL sales volumes increased primarily due to the BP NGL Acquisition; however, we realized lower NGL margins during the comparative periods presented related to declining liquids prices, as well as the sale of NGL product at points in time where related spot prices were less than our weighted average inventory cost. Waterborne cargos decreased over the 2012 period, which is primarily reflective of the increased domestic production as discussed further above.

Field Operating Costs.  Field operating costs (excluding equity compensation expense as discussed further below) increased in the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 primarily due to an increase in trucking costs, particularly the increased use of third-party contractors, associated with the growth in lease gathered volumes in the regions discussed above.  The increase in operating costs per barrel was more than offset by higher margins per barrel due to the market fundamentals described above.

General and Administrative Expenses.  General and administrative expenses (excluding equity compensation as discussed below) increased during the three and six months ended June 30, 2012 compared to the three and six months ended June 30, 2011 as a result of the overall growth of the segment, certain one-time costs in connection with our acquisition activities and legal fees associated with certain outstanding issues.

Equity Compensation Expense. See “Results of Operations—Analysis of Operating Segments—Transportation Segment—Equity Compensation Expense” above for a discussion regarding variances in equity compensation expense for the comparative periods presented. Also, see Note 10 to our Consolidated Financial Statements included in Part IV of our 2011 Annual Report on Form 10-K for additional information on our equity compensation plans.

Other Income and Expenses

Depreciation and Amortization

Depreciation and Amortization.  Depreciation and amortization expense was $86 million and $146 million for the three and six months ended June 30, 2012, respectively, compared to $63 million and $126 million for the three and six months ended June 30, 2011, respectively.  The increase in each comparative period was primarily the result of an increased amount of assets resulting from acquisition activities, including accelerated amortization of certain intangible assets associated with those acquisitions, as well as various internal growth projects in both years.  The comparative period increases were partially offset by a decrease in expense resulting from extensions of depreciable lives of several of our crude oil and other storage facilities and pipeline systems.  Expense in each year was also impacted by a net gain in the six months ended June 30, 2012 of approximately $4 million recognized upon disposition of certain assets as compared to a net loss in the six months ended June 30, 2011 of approximately $4 million for asset dispositions and impairments for assets taken out of service.

Interest Expense

Interest expense increased by approximately $13 million and $12 million for the three and six months ended June 30, 2012, respectively, compared to the three and six months ended June 30, 2011. These increases were primarily related to the collective issuances of approximately $1.25 billion of senior notes in March 2012.

Other Income/(Expense), Net

Other income/(expense), net was a gain of approximately $2 million for the six months ended June 30, 2012 compared to a loss of approximately $20 million for the six months ended June 30, 2011. The loss in the 2011 period was related to the early redemption of our $200 million, 7.75% senior notes for which a similar loss was not experienced during 2012.

Income Tax Expense

Current income tax expense increased for the six months ended June 30, 2012 compared to the six months ended June 30, 2011 as Canadian withholding taxes (which are due on payments of interest and dividends from our Canadian entities to other affiliates) more than offset a decrease in the level of taxable earnings in our entities subject to Canadian federal and provincial taxes.

Liquidity and Capital Resources

General

Our primary sources of liquidity are (i) our cash flow from operations as further discussed below in the section entitled “—Cash Flow from Operations” and (ii) borrowings under our credit facilities.  Our primary cash requirements include, but are not limited to (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil and other products and other expenses and interest payments on our outstanding debt, (ii) maintenance and expansion activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on our long-term debt and (v) distributions to our unitholders and general partner.  We generally expect to fund our short-term cash requirements through our primary sources of liquidity.  In addition, we generally expect to fund our long-term needs, such as those resulting from expansion activities or acquisitions, through a variety of sources (either separately or in combination), which may include operating cash flows, borrowings under our credit facilities, and/or the issuance of additional equity or debt securities.  As of June 30, 2012, we had a working capital deficit of approximately $138 million and approximately $2.755 billion of liquidity available to meet our other ongoing operational, investing and finance needs as noted below (in millions):

As of
June 30, 2012
Availability under PAA senior unsecured revolving credit facility	$1,390
Availability under PAA senior secured hedged inventory facility	1,166
Availability under PNG senior unsecured revolving credit facility	187
Cash and cash equivalents	12
Total	$2,755

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

Cash provided by operating activities reflects cash generated by our recurring operations, and can also be significantly impacted in periods when we are increasing or decreasing the amount of inventory in storage.  Net cash provided by operating activities for the first six months of 2012 was approximately $348 million, resulting primarily from earnings from our operations.  The cash flows from earnings were partially offset by an increase in our crude oil and NGL inventory levels.

Net cash provided by operating activities for the first six months of 2011 was approximately $972 million, also resulting primarily from earnings from our operations.  Additionally, cash flow was positively impacted by the liquidation of (i) crude oil inventory that had been stored in a contango market, and (ii) NGL inventory used for heating.

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

Registration Statements

We periodically access the capital markets for both equity and debt financing.  We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $2.0 billion of debt or equity securities (“Traditional Shelf”).  All issuances of equity securities associated with our continuous offering program, as discussed further below, have been issued pursuant to the Traditional Shelf. At June 30, 2012, we had $1.9 billion of unsold securities available under the Traditional Shelf.  We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs.  The March 2012 offerings of our $750 million, 3.65% senior notes due 2022 and our $500 million, 5.15% senior notes due 2042, as well as the March 2012 equity offering, as discussed further below, were all conducted under the WKSI Shelf.

PNG has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PNG to issue up to an aggregate of $1.0 billion of debt or equity securities.  PNG has not issued any securities under its shelf registration statement.

Equity and Debt Offerings

Continuous Offering Program. On May 9, 2012, we entered into an Equity Distribution Agreement (the “Agreement”) with a financial institution (“Manager”). Pursuant to the terms of the Agreement, we may from time to time, through Manager, as our sales agent, offer and sell common units representing limited partner interests having an aggregate offering price of up to $300 million. Sales of such common units will be made by means of ordinary brokers’ transactions on the NYSE at market prices, in block transactions or as otherwise agreed upon by Manager and us. Under the terms of the Agreement, we may also sell common units to Manager as principal for its own account at a price to be agreed upon at the time of the sale. For any such sales, we will enter into a separate terms agreement with Manager.

Through June 30, 2012, we sold an aggregate of 1,434,790 common units under the Agreement, generating proceeds of approximately $114 million, net of approximately $2 million of commissions to Manager. A portion of these units were issued and the associated proceeds received during early July 2012. The net proceeds from sales, including our general partner’s proportionate capital contribution, were used for general partnership purposes.

Other Equity Offerings. In March 2012, we completed the sale and issuance of 5,750,000 common units at $80.03 per unit for net proceeds of approximately $455 million.  The net proceeds include our general partner’s proportionate capital contribution and are reflected net of costs associated with the offering.  We used the net proceeds to fund a portion of the BP NGL Acquisition, to temporarily reduce outstanding borrowings under our credit facilities and for general partnership purposes.  Amounts repaid under our credit facilities may be reborrowed to fund our ongoing capital program, potential future acquisitions or for general partnership purposes.

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

Credit Agreements

General. During the six months ended June 30, 2012, we had net borrowings on our credit agreements, which include our revolving credit facilities, our GO Bond term loans and our hedged inventory facility, in the aggregate of approximately $345 million.

During the six months ended June 30, 2011, we had net repayments on our revolving credit facilities and our hedged inventory facility in the aggregate of approximately $826 million.  The net repayments resulted primarily from cash flows from operating activities, such as sales of crude oil and NGL inventory that was liquidated during the period, as well as our debt and equity activities.

PAA senior unsecured 364-day revolving credit agreement.  In March 2012, we elected to terminate an unactivated 364-day credit facility agreement that had a borrowing capacity of $1.2 billion.

Senior secured hedged inventory facility. In June 2012, we amended our senior secured hedged inventory facility which, among other things, increased the committed borrowing capacity from $850 million to $1.4 billion, of which $400 million (an increase from $250 million under the original facility) is available for the issuance of letters of credit. Subject to obtaining additional or increased lender commitments, the committed amount of the facility may be increased to $1.9 billion. The amendment also extended the maturity date of the facility by one year to August 2014 and provides for one or more one-year extensions, subject to applicable approval.

PNG senior unsecured credit agreement. In June 2012, PNG partially exercised the accordion feature of its original senior unsecured credit agreement and increased from $250 million to $350 million the aggregate amount of revolving credit facility commitments. Also in June 2012, PNG amended this credit agreement which, among other things, provides for the further increase of the committed amount to $550 million, subject to obtaining additional or increased lender commitments.  The amendment also provides for one or more one-year extensions of the revolving credit facility maturity date of August 2016 and the GO Bond mandatory put date, as defined.

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

Distributions to our unitholders and general partner.  We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner.  Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements.  On August 14, 2012, we will pay a quarterly distribution of $1.065 per limited partner unit.  This distribution represents a year-over-year distribution increase of approximately 8.4%.  See Note 9 to our condensed consolidated financial statements for details of distributions paid.  Also, see Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2011 Annual Report on Form 10-K for additional discussion on distributions.

In order to enhance our distribution coverage ratio and liquidity in connection with a significant acquisition, our general partner has, from time to time, agreed to reduce the amounts due to it as incentive distributions.  In connection with the BP NGL Acquisition, our general partner agreed to reduce the amount of its incentive distributions by $3.75 million per quarter through February 2014 and $2.5 million per quarter thereafter.  Through June 30, 2012, our general partner’s incentive distributions had been reduced by $3.75 million related to this acquisition.  See Note 4 to our condensed consolidated financial statements for further discussion of the BP NGL Acquisition.

Distributions to noncontrolling interests.  We paid approximately $24 million and $16 million for distributions to our noncontrolling interests during the six months ended June 30, 2012 and 2011, respectively.  These amounts represent distributions paid on interests in PNG and SLC that are not owned by us.

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

The following table includes our best estimate of the amount and timing of these payments as well as others due under the specified contractual obligations as of June 30, 2012 (in millions):

						2017 and
	2012	2013	2014	2015	2016	Thereafter	Total
Long-term debt, including current maturities and related interest payments (1)	$663	$568	$305	$846	$728	$6,813	$9,923
Leases (2)	43	69	62	57	49	322	602
Other obligations (3)	126	106	69	57	43	137	538
Subtotal	832	743	436	960	820	7,272	11,063
Crude oil, natural gas, NGL and other purchases (4)	4,454	2,189	1,011	467	417	1,423	9,961
Total	$5,286	$2,932	$1,447	$1,427	$1,237	$8,695	$21,024

(1)                                     Includes debt service payments, interest payments due on our senior notes, interest payments and the commitment fee on the PNG credit agreement and the commitment fee on our PAA credit facilities.  Although there is an outstanding balance on our PAA credit facilities at June 30, 2012, we historically repay and borrow at varying amounts.  As such, we have included only the maximum commitment fee (as if no amounts were outstanding on the facility) in the amounts above.

(2)                                     Leases are primarily for (i) surface rentals, (ii) office rent, (iii) pipeline assets and (iv) trucks, trailers and railcars used in our gathering activities.

(3)                                     Includes (i) other long-term liabilities, (ii) storage and transportation agreements and (iii) commitments related to our capital expansion projects.  Excludes a non-current liability of approximately $56 million related to derivative activity included in Crude oil, natural gas, NGL and other purchases.

(4)                                     Amounts are primarily based on estimated volumes and market prices based on average activity during June 2012.  The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table.  Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit.  In connection with our crude oil supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil.  Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil is purchased.  Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction.  At June 30, 2012 and December 31, 2011, we had outstanding letters of credit of approximately $34 million and $33 million, respectively.

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

•                  failure to implement or capitalize, or delays in implementing or capitalizing, on planned internal growth projects;

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including (i) commodity risk, (ii) interest rate risk and (iii) currency exchange risk.  We use various derivative instruments to manage such risks and, in certain circumstances, to realize incremental margin during volatile market conditions.  Our risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our exchange-cleared and over-the-counter positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity.  We have a risk management function that has direct responsibility and authority for our risk policies, related controls around commercial activities and certain aspects of corporate risk management.  Our risk management function also approves all new risk management strategies through a formal process. The following discussion addresses each category of risk.

Commodity Price Risk

We use derivative instruments to hedge commodity price risk associated with the following commodities:

•                  Crude oil and refined products

We utilize crude oil and refined products derivatives to hedge commodity price risk inherent in our Supply and Logistics and Transportation segments.  Our objectives for these derivatives include hedging anticipated purchases and sales, stored inventory, and storage capacity utilization.  We manage these exposures with various instruments including exchange traded and over-the-counter futures, forwards, swaps and options.

•                  Natural gas

We utilize natural gas derivatives to hedge commodity price risk inherent in our Supply and Logistics and Facilities segments.  Our objectives for these derivatives include hedging anticipated purchases and sales, stored inventory and to manage our anticipated base gas requirements.  We manage these exposures with various instruments including exchange-traded futures, swaps and options.

•                  NGL

We utilize NGL derivatives, primarily butane and propane derivatives, to hedge commodity price risk inherent in our Supply and Logistics segment. Our objectives for these derivatives include hedging anticipated purchases and sales and stored inventory.  We manage these exposures with various instruments including exchange-traded and over-the-counter futures, forwards, swaps and options.

See Note 11 to our condensed consolidated financial statements for further discussion regarding our hedging strategies and objectives.

Our policy is (i) to purchase only product for which we have a market, (ii) to hedge our purchase and sales contracts so that price fluctuations do not materially affect our operating income and (iii) not to acquire and hold physical inventory or other derivative instruments for the purpose of speculating on outright commodity price changes, as these activities could expose us to significant losses.

The fair value of our commodity derivatives and the change in fair value as of June 30, 2012 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

		Effect of 10%	Effect of 10%
	Fair Value	Price Increase	Price Decrease
Crude oil and related products	$119	$(23)	$24
Natural gas	12	$(4)	$4
NGL	89	$(27)	$27
Total fair value	$220

The fair values presented in the table above reflect the sensitivity of the derivative instruments only and do not include the effect of the underlying hedged commodity.  Price-risk sensitivities were calculated by assuming an across-the-board 10% increase or decrease in price regardless of term or historical relationships between the contractual price of the instruments and the underlying commodity price.  In the event of an actual 10% change in near-term commodity prices, the fair value of our derivative portfolio would typically change less than that shown in the table as changes in near-term prices are not typically mirrored in delivery months further out.

Interest Rate Risk

We use both fixed and variable rate debt, and are exposed to interest rate risk. Therefore, from time to time we use interest rate derivatives to hedge interest rate risk associated with anticipated debt issuances and, in certain cases, outstanding debt instruments.  All of our senior notes are fixed rate notes and thus not subject to interest rate risk. The majority of our variable rate debt at June 30, 2012, approximately $823 million (which includes $150 million of interest rate derivatives that swap fixed rate debt for floating and excludes $100 million that swap floating rate debt for fixed), is subject to interest rate re-sets, which range from one week to three months.  The average interest rate of 1.8% is based upon rates in effect during the six months ended June 30, 2012.  The fair value of our interest rate derivatives is an unrealized loss of approximately $142 million as of June 30, 2012.  A 10% increase in the forward LIBOR curve as of June 30, 2012 would result in an increase of approximately $36 million to the fair value of our interest rate derivatives.  A 10% decrease in the forward LIBOR curve as of June 30, 2012 would result in a decrease of approximately $36 million to the fair value of our interest rate derivatives.  See Note 11 to our condensed consolidated financial statements for a discussion of our interest rate risk hedging activities.

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

Date: August 9, 2012

	By:	/s/ GREG L. ARMSTRONG
Greg L. Armstrong, Chairman of the Board,
Chief Executive Officer and Director
(Principal Executive Officer)

Date: August 9, 2012

	By:	/s/ AL SWANSON
Al Swanson, Executive Vice President and
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

3.1	—

Fourth Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P. dated as of May 17, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed May 23, 2012).

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

3.4	—

Amendment No. 2 dated January 1, 2011 to the Third Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P. (incorporated by reference to Exhibit 3.10 to the Annual Report on Form 10-K for the year ended December 31, 2010).

3.5	—

Third Amended and Restated Agreement of Limited Partnership of Plains Pipeline, L.P. dated as of April 1, 2004 (incorporated by reference to Exhibit 3.3 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

3.6	—

Fifth Amended and Restated Limited Liability Company Agreement of Plains All American GP LLC dated December 23, 2010 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed December 30, 2010).

3.7	—

Sixth Amended and Restated Limited Partnership Agreement of Plains AAP, L.P. dated December 23, 2010 (incorporated by reference to Exhibit 3.2 to the Current Report on Form 8-K filed December 30, 2010).

3.8	—

Certificate of Incorporation of PAA Finance Corp (f/k/a Pacific Energy Finance Corporation, successor-by-merger to PAA Finance Corp.) (incorporated by reference to Exhibit 3.10 to the Annual Report on Form 10-K for the year ended December 31, 2006).

3.9	—

Bylaws of PAA Finance Corp (f/k/a Pacific Energy Finance Corporation, successor-by-merger to PAA Finance Corp.) (incorporated by reference to Exhibit 3.11 to the Annual Report on Form 10-K for the year ended December 31, 2006).

3.10	—	Limited Liability Company Agreement of PAA GP LLC dated December 28, 2007 (incorporated by reference to Exhibit 3.3 to the Current Report on Form 8-K filed January 4, 2008).

4.1	—

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

10.1	—

First Amendment to Third Amended and Restated Credit Agreement dated as of June 27, 2012, among Plains Marketing, L.P. and Plains Midstream Canada ULC, as Borrowers; Plains All American Pipeline, L.P., as Guarantor; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; and the other Lenders and L/C Issuers party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed July 3, 2012).

10.2	—

First Amendment to Credit Agreement dated as of June 27, 2012, among Plains All American Pipeline, L.P. and Plains Midstream Canada ULC, as Borrowers; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo Bank, National Association, as an L/C Issuer; and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed July 3, 2012).

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