Form 10-K
period 2012-12-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2013-02-27
CIK 1070423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Registrant’s telephone number, including area code: (713) 646-4100

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Common Units outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $12.9 billion on June 30, 2012, based on a closing price of $80.81 per Common Unit as reported on the New York Stock Exchange on such date.

As of February 20, 2013, there were 336,152,761 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

FORM 10-K—2012 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

All statements included in this report, other than statements of historical fact, are forward-looking statements, including but not limited to statements incorporating the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and “forecast,” as well as similar expressions and statements regarding our business strategy, plans and objectives for future operations. The absence of such words, expressions or statements, however, does not mean that the statements are not forward-looking. Any such forward-looking statements reflect our current views with respect to future events, based on what we believe to be reasonable assumptions. Certain factors could cause actual results or outcomes to differ materially from the results or outcomes anticipated in the forward-looking statements. The most important of these factors include, but are not limited to:

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

•                  the occurrence of a natural disaster, catastrophe, terrorist attack or other event, including attacks on our electronic and computer systems;

•                  tightened capital markets or other factors that increase our cost of capital or limit our access to capital;

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

•                  declines in the volume of crude oil, refined product and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our facilities, whether due to declines in production from existing oil and gas reserves, failure to or slowdown in the development of additional oil and gas reserves or other factors;

•                  shortages or cost increases of supplies, materials or labor;

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

•                  non-utilization of our assets and facilities;

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

•                  risks related to the development and operation of our facilities;

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

We engage in the transportation, storage, terminalling and marketing of crude oil and refined products, as well as in the processing, transportation, fractionation, storage and marketing of natural gas liquids (“NGL”).  The term NGL includes ethane and natural gasoline products as well as propane and butane, products which are also commonly referred to as liquefied petroleum gas (“LPG”).  When used in this Form 10-K, NGL refers to all NGL products including LPG. Through our general partner interest and majority equity ownership position in PAA Natural Gas Storage, L.P. (NYSE: PNG), we also own and operate natural gas storage facilities. Our business activities are conducted through three operating segments: Transportation, Facilities and Supply and Logistics.

Organizational History

We were formed as a master limited partnership to acquire and operate the midstream crude oil businesses and assets of a predecessor entity and completed our initial public offering in 1998. Our 2% general partner interest is held by PAA GP LLC, a Delaware limited liability company, whose sole member is Plains AAP, L.P., a Delaware limited partnership. Plains All American GP LLC, a Delaware limited liability company, is Plains AAP, L.P.’s general partner. References to our “general partner,” as the context requires, include any or all of PAA GP LLC, Plains AAP, L.P. and Plains All American GP LLC. Plains AAP, L.P. and Plains All American GP LLC are owned by 19 holders. The five largest of these holders and their affiliates own an aggregate interest of approximately 95%. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters—Beneficial Ownership of General Partner Interest.”

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

The chart below depicts the current structure and ownership of Plains All American Pipeline, L.P. and certain subsidiaries as of February 20, 2013.

(1)                                     Based on Form 4 filings for executive officers and directors and other information believed to be reliable for the remaining investors, this group, or affiliates of such investors, owns approximately 20.1 million limited partner units, representing approximately 6% of all outstanding units.

(2)                                     Incentive Distribution Rights (“IDRs”). See Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities” for discussion of our general partner’s incentive distribution rights.

(3)                                     The Partnership owns approximately 64% of the equity interest in PAA Natural Gas Storage, L.P. (NYSE: PNG), including a 2% general partner interest and 62% limited partner interest, as well as incentive distribution rights. The Partnership also holds direct and indirect ownership interests in consolidated operating subsidiaries including, but not limited to, Plains Marketing, L.P., Plains Pipeline, L.P. and Plains Midstream Canada ULC (“PMC”).

(4)                                     The Partnership holds indirect equity interests in unconsolidated entities including Settoon Towing, LLC (“Settoon Towing”), White Cliffs Pipeline, LLC (“White Cliffs”), Butte Pipe Line Company (“Butte”), Frontier Pipeline Company (“Frontier”) and Eagle Ford Pipeline LLC (“Eagle Ford Pipeline”).

Business Strategy

Our principal business strategy is to provide competitive and efficient midstream transportation, terminalling, storage, processing, fractionation and supply and logistics services to our producer, refiner and other customers. Toward this end, we endeavor to address regional supply and demand imbalances for crude oil, NGL, natural gas and refined products in the United States and Canada by combining the strategic location and capabilities of our transportation, terminalling, storage, processing and fractionation assets with our extensive supply, logistics and distribution expertise.

We believe successful execution of this strategy will enable us to generate sustainable earnings and cash flow. We intend to manage and grow our business by:

•                  optimizing our existing assets and realizing cost efficiencies through operational improvements;

•                  using our transportation (including pipeline, rail, barge and truck), terminalling, storage, processing and fractionation assets in conjunction with our supply and logistics activities to capitalize on inefficient energy markets and to address physical market imbalances, mitigate inherent risks and increase margin;

•                  developing and implementing internal growth projects that (i) address evolving crude oil, NGL, natural gas and refined products needs in the midstream transportation and infrastructure sector and (ii) are well positioned to benefit from long-term industry trends and opportunities;

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

Financial Strategy

Targeted Credit Profile

We believe that a major factor in our continued success is our ability to maintain a competitive cost of capital and access to the capital markets. In that regard, we intend to maintain a credit profile that we believe is consistent with investment grade credit ratings. We have targeted a general credit profile with the following attributes:

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

The first two of these four metrics include long-term debt as a critical measure.  We also incur short-term debt in connection with our supply and logistics activities that involve the simultaneous purchase and forward sale of crude oil, NGL and natural gas. The crude oil, NGL and natural gas purchased in these transactions are hedged.  We do not consider the working capital borrowings associated with these activities to be part of our long-term capital structure. These borrowings are self-liquidating as they are repaid with sales proceeds. We also incur short-term debt to fund New York Mercantile Exchange (“NYMEX”) and IntercontinentalExchange (“ICE”) margin requirements. In certain market conditions, these routine short-term debt levels may increase significantly above baseline levels.

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

Competitive Strengths

We believe that the following competitive strengths position us to successfully execute our principal business strategy:

•                  Many of our transportation segment and facilities segment assets are strategically located and operationally flexible. The majority of our primary transportation segment assets are in crude oil service, are located in well-established oil producing regions and transportation corridors and are connected, directly or indirectly, with our facilities segment assets located at major trading locations and premium markets that serve as gateways to major North American refinery and distribution markets where we have strong business relationships. Our assets include pipeline, rail, barge and truck assets, which provide our customers and us with significant flexibility and optionality to satisfy demand and balance markets, particularly during a dynamic period of changing product flows.

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

•                  We have the evaluation, integration and engineering skill sets and the financial flexibility to continue to pursue acquisition and expansion opportunities. Over the past fifteen years, we have completed and integrated over 80 acquisitions with an aggregate purchase price of approximately $10.5 billion. We have also implemented internal expansion capital projects totaling approximately $4.2 billion. In addition, we believe we have resources to finance future strategic expansion and acquisition opportunities. As of December 31, 2012, we had approximately $2.4 billion available under our committed credit facilities, subject to continued covenant compliance.

•                  We have an experienced management team whose interests are aligned with those of our unitholders. Our executive management team has an average of 28 years industry experience, and an average of 16 years with us or our predecessors and affiliates. In addition, through their ownership of common units, indirect interests in our general partner, grants of phantom units and the Class B units in Plains AAP, L.P., our management team has a vested interest in our continued success.

Acquisitions

The acquisition of assets and businesses that are strategic and complementary to our existing operations constitutes an integral component of our business strategy and growth objectives. Such assets and businesses include crude oil related assets, refined products assets, NGL assets and natural gas storage assets, as well as other energy transportation-related assets that have characteristics and opportunities similar to these business lines and enable us to leverage our assets, knowledge and skill sets.

The following table summarizes acquisitions greater than $200 million that we have completed over the past five years (in millions). See Note 3 to our Consolidated Financial Statements for a full discussion regarding our acquisition activities.

			Approximate
Acquisition	Date	Description	Purchase Price (1)
US Development Group Crude Oil Rail Terminals (“USD”)	Dec-2012	Four operating crude oil rail terminals and one terminal under development	$503
BP Canada Energy Company (“BP NGL”)	Apr-2012	NGL assets located in Canada and the upper-Midwest United States (“BP NGL Acquisition”)	$1,683	(2)
Western Refining, Inc. Pipeline and Storage Assets (“Western”)	Dec-2011	Multi-product storage facility in Virginia and crude oil pipeline in southeastern New Mexico	$220	(3)
Velocity South Texas Gathering, LLC (“Velocity”)	Nov-2011	Crude oil and condensate gathering and transportation assets in South Texas (“Gardendale Gathering System”)	$349
SG Resources Mississippi, LLC (“SG Resources”)	Feb-2011	Southern Pines Energy Center (“Southern Pines”) natural gas storage facility	$765	(4)
Nexen Holdings U.S.A. Inc. Gathering and Transportation Assets (“Nexen”)	Dec-2010	Crude oil gathering business and transportation assets in North Dakota and Montana	$229	(5)
PAA Natural Gas Storage, LLC (“PNGS”)	Sep-2009	Remaining 50% interest in PNGS	$215	(6)
Rainbow Pipe Line Company, Ltd. (“Rainbow”)	May-2008	Crude oil gathering and transportation assets in Alberta, Canada	$687	(7)

(1)                                     As applicable, the approximate purchase price includes total cash paid and debt assumed, including amounts for working capital and inventory.

(2)                                     Purchase price includes approximately $17 million of imputed interest. A prepayment of $50 million was made during 2011. Approximate purchase price of $1.192 billion, net of working capital, linefill and long-term inventory acquired.

(3)                                     Includes two transactions with Western.

(4)                                     Acquisition made by our subsidiary, PNG. Approximate purchase price of $750 million, net of cash and other working capital acquired.

(5)                                     Approximate purchase price of $170 million, net of cash, inventory and other working capital acquired.

(6)                                     In connection with the PNGS acquisition we consolidated and subsequently refinanced approximately $450 million of previously non-recourse joint venture debt.

(7)                                     Approximate purchase price of $544 million, net of linefill acquired.

Ongoing Acquisition Activities

Consistent with our business strategy, we are continuously engaged in discussions with potential sellers regarding the possible purchase of assets and operations that are strategic and complementary to our existing operations. In addition, we have in the past evaluated and pursued, and intend in the future to evaluate and pursue, other energy-related assets that have characteristics and opportunities similar to our existing business lines and enable us to leverage our assets, knowledge and skill sets. Such acquisition efforts may involve participation by us in processes that have been made public and involve a number of potential buyers, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of potential buyers in negotiations with the potential seller. These acquisition efforts often involve assets which, if acquired, could have a material effect on our financial condition and results of operations.

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

Global Petroleum Market Overview

The United States comprises less than 5% of the world’s population, generates approximately 12% of the world’s petroleum production, and consumes approximately 21% of the world’s petroleum production. The following table sets forth projected world supply and demand for petroleum products (including crude oil and NGL) and is derived from the Energy Information Administration’s (“EIA”) Annual Energy Outlook 2013 Early Release (see EIA website at www.eia.doe.gov):

		Projected (2)
	2012 (1)(2)	2013	2014	2015	2020
	(In millions of barrels per day)
Supply
OECD (3)
U.S.	11.0	11.5	12.3	12.5	13.1
Other	11.5	11.6	11.4	11.2	11.0
Total OECD	22.5	23.1	23.7	23.7	24.0
Organization of the Petroleum Exporting Countries	36.5	35.5	35.8	36.7	39.8
Other	30.0	31.8	32.0	32.8	35.9
Total World Production (4)	89.0	90.5	91.4	93.2	99.7

		Projected (2)
	2012 (1)(2)	2013	2014	2015	2020
	(In millions of barrels per day)
Demand
OECD
U.S.	18.6	18.8	19.1	19.5	19.8
Other	27.4	26.7	26.9	26.9	28.0
Total OECD	46.0	45.5	46.0	46.4	47.9
Other	43.2	44.3	45.4	46.8	51.9
Total World Consumption (4)	89.2	89.7	91.4	93.2	99.7

U.S. Production as % of World Production	12%	13%	13%	13%	13%
U.S. Consumption as % of World Consumption	21%	21%	21%	21%	20%
Net U.S. (Consumption)	(7.5)	(7.3)	(6.9)	(7.0)	(6.8)

(1)                                     The 2012 amounts are derived from the EIA’s Short-Term Energy Outlook.

(2)                                     Amounts may not recalculate due to rounding.

(3)                                     Organization for Economic Co-operation and Development.

(4)                                     Production and consumption may not equal in every year due to inventory builds or draws.

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

Our assets and our business strategy are designed to serve our producer and refiner customers by addressing regional crude oil supply and demand imbalances that exist in the United States and Canada.  The nature and extent of these imbalances change from time to time as a result of a variety of factors, including regional production declines and/or increases; refinery expansions, modifications and shut-downs; available transportation and storage capacity; and government mandates and related regulatory factors.

During the 20-year period from 1985 through 2004, U.S. refinery demand for crude oil increased approximately 29% from approximately 12.0 million barrels per day to approximately 15.5 million barrels per day.  U.S. refinery demand for crude oil remained effectively flat from 2005 through 2007 at around 15.2 million barrels per day. Largely as a result of a major economic slowdown and recession, from 2008 to 2012 total U.S. petroleum consumption declined and refinery demand decreased, averaging approximately 15.0 million barrels per day for the 12 months ended November 2012.  Of this amount, approximately 6.4 million barrels per day were produced domestically. Accordingly, for the 12 months ended November 2012, approximately 8.6 million barrels per day of the crude oil used by U.S. refineries were imported. This level of crude oil imports represents a meaningful change in a multi-year trend where foreign imports of crude oil tripled over a 23-year period, from approximately 3.2 million barrels per day in 1985 to approximately 10.1 million barrels per day from 2005-2007. Reduced domestic demand for petroleum products from end users and competitive challenges faced by certain U.S. refineries with limited access to domestic feedstocks as well as increased use of ethanol for blending in gasoline have been major factors contributing to the drop in refinery demand for crude oil, partially offset by rising refined products exports.  Since 2000, ethanol production has grown from approximately 100,000 barrels per day to approximately 940,000 barrels per day for the 12 months ended November 2012.  Growth in ethanol and other renewable fuel production is expected to continue primarily due to government mandates on production.  The EIA is currently forecasting a continued gradual decline in foreign crude imports from current levels, which is attributable to increased domestic production and increased supply from other liquid products, including ethanol and biodiesel.

The table below shows the overall domestic petroleum consumption projected out to 2020 and is derived from recent information published by the EIA (see EIA website at www.eia.doe.gov). The amounts in the 2012 column are based on the twelve months from December 2011 to November 2012.  We believe these trends will be subject to significant variation from time to time due to a number of factors, including the level of domestic production volumes and infrastructure limitations which impact pricing and geopolitical developments. Based on market and industry conditions throughout 2012 and conditions in early 2013, it appears domestic crude oil and NGL production levels could exceed the EIA’s forecast over the next several years.

	Actual (1)	Projected (1)
	2012	2013	2014	2015	2020
	(In millions of barrels per day)
Supply
Domestic Crude Oil Production	6.4	6.8	7.2	7.3	7.5
Net Imports - Crude Oil	8.6	8.0	7.3	7.3	6.8
Crude Oil Input to Domestic Refineries	15.0	14.9	14.5	14.6	14.3

Product Imports	1.9	2.1	2.7	2.7	2.7
Product Exports	(2.8)	(2.9)	(3.2)	(3.2)	(2.8)
Net Product Imports / (Exports)	(0.9)	(0.8)	(0.5)	(0.4)	(0.1)

Supply from Renewable Sources	0.9	1.0	1.1	1.1	1.2
Other - (NGL Production, Refinery Processing Gain)	3.6	3.7	4.1	4.2	4.5
Total Domestic Petroleum Consumption	18.6	18.8	19.1	19.5	19.8

(1)                                     Amounts may not recalculate due to rounding.

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

By way of illustration, the Department of Energy segregates the United States into five Petroleum Administration Defense Districts (“PADDs”), which are used by the energy industry for reporting statistics regarding crude oil supply and demand. The table below sets forth supply, demand and shortfall information for each PADD for the twelve months ended November 2012 and is derived from information published by the EIA (see EIA website at www.eia.doe.gov):

	Regional	Refinery	Supply
Petroleum Administration Defense District (in millions of barrels per day) (1)	Supply	Demand	Shortfall
PADD I (East Coast)	0.0	0.9	(0.9)
PADD II (Midwest)	1.1	3.4	(2.4)
PADD III (South)	3.7	7.8	(4.0)
PADD IV (Rockies)	0.4	0.6	(0.1)
PADD V (West Coast)	1.1	2.3	(1.2)
Total U.S.	6.4	15.0	(8.6)

(1)            Amounts may not recalculate or cross-foot due to rounding.

As a result of advances in horizontal drilling and fracturing technology over the last several years and their application to various large scale resource plays, certain historical trends are being influenced.  For example, PADD II production increased beginning in 2005 and as of late 2012 is approximately 1.1 million barrels per day, nearly two and a half times 2004’s level.  This increase is being driven mainly by increased production from the Bakken oil formation in North Dakota using advanced horizontal drilling and fracturing technology.

More recently, other parts of the U.S. have experienced increased production volumes from mature producing areas such as the Rockies, the Permian Basin in West Texas, as well as less developed, but quickly growing areas such as the Eagle Ford Shale in South Texas.  Actual and anticipated production increases in multiple areas combined with actual and expected increased imports from Canada has strained or is expected to strain existing transportation and terminalling infrastructure in multiple areas.  These developments are also resulting in changes to historical trends with respect to crude oil movements among regions of the U.S.  For example, the quantity of crude oil transported from the Gulf Coast area into PADD II has declined, but the overall change in crude oil flows has resulted in an increased demand for storage and terminalling services at Cushing, Oklahoma and Patoka, Illinois.

The quality of the increasing crude oil volumes, which are generally lighter (higher gravity) and sweeter (lower sulfur content) than previous production, is exacerbating the demands placed on existing infrastructure. Notably, this change in crude oil quality is in stark contrast to the sizeable, multi-year investments made by a number of U.S. refining companies in order to expand their capabilities to process heavier, sourer grades of crude oil. This divergence between readily available supplies of light sweet crude and increased refinery demand for heavy sour crude has caused differentials between crude oil grades and qualities to change relative to historical levels and become much more dynamic and volatile.  The combination of (i) a significant increase in North American production volumes, (ii) a change in crude oil qualities and related differentials and (iii) a high utilization of existing pipeline and terminal infrastructure have stimulated multiple industry initiatives to build new pipeline and terminal infrastructure, convert certain pipeline assets to alternative service or reverse flows and expand the use of trucks, rail and barges for the movement of crude oil.

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

Demand for refined products has generally been affected by price levels, economic growth trends, conservation, fuel efficiency mandates and, to a lesser extent, weather conditions. According to the EIA, petroleum consumption in the United States rose from approximately 15.7 million barrels per day in 1985 to an average of approximately 20.7 million barrels per day during the four-year period ending with 2007.  From 2008 through the 12 months ended November 2012, petroleum consumption averaged approximately 19.0 million barrels per day, an approximate 8% decrease from peak levels, largely due to the economic weakness.  Given this decreased demand for refined products, the increased use of ethanol and other renewable fuels and the resulting excess refining capacity, a number of U.S. refineries reduced output and, in some cases, indefinitely shut-down. The EIA is currently forecasting growth in overall refined product demand to increase marginally over the next decade.

The level of future domestic demand generally will be influenced by economic conditions as well as the absolute prices of the products. Counteracting the impact of decreased domestic refined product demand on many U.S. refineries has been the combination of a significant decrease in refined product imports and a significant increase in refined product exports.  Refined product imports decreased from 3.2 million barrels per day in 2005 to an average of approximately 1.9 million barrels per day for the twelve months ended November 2012.  Conversely, refined product exports increased from approximately 1.1 million barrels per day in 2005 to 2.8 million barrels per day for the twelve months ended November 2012.  We believe that potential demand growth will be met primarily by the increase in mandated alternative fuels and increased utilization of existing refining capacity, which could generate demand for midstream infrastructure in certain areas, including pipelines and terminals.

NGL Market Overview

NGL primarily includes ethane, propane, normal butane, iso-butane, and natural gasoline, and are derived from natural gas production and processing activities as well as crude oil refining processes.  LPG primarily includes propane, butane, and natural gasoline, which liquefy at moderate pressures thus making it easier to transport and store such products as compared to ethane.  As discussed above, NGL refers to all NGL products including LPG when used in this document.

NGL Demand. Individual NGL products have varying uses.  Described below are the five basic NGL components and their typical uses:

•                  Ethane. Ethane accounts for the largest portion of the NGL barrel and substantially all of the extracted ethane is used as feedstock in the production of ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. When ethane recovery from a wet natural gas stream is uneconomic, ethane is left in the natural gas stream, subject to pipeline specifications.

•                  Propane. Propane is used as heating fuel, engine fuel and industrial fuel, for agricultural burning and drying and also as petrochemical feedstock for the production of ethylene and propylene.

•                  Normal butane. Normal butane is principally used for motor gasoline blending and as fuel gas, either alone or in a mixture with propane, and feedstock for the manufacture of ethylene and butadiene, a key ingredient of synthetic rubber. Normal butane is also used as a feedstock for iso-butane production and as a diluent in the transportation of heavy crude oil and bitumen, particularly in Canada.

•                  Iso-butane. Iso-butane is principally used by refiners to produce alkylates to enhance the octane content of motor gasoline

•                  Natural Gasoline. Natural gasoline is principally used as a motor gasoline blend stock, a petrochemical feedstock, or as diluent in the transportation of heavy crude oil and bitumen, particularly in Canada.

NGL Supply. The bulk (approximately 79%) of the U.S. NGL supply comes from gas processing plants, which separate a mixture of NGL from the dry gas (primarily methane). The NGL mix (also referred to as “Y Grade”) is then either fractionated at the processing site into the five individual NGL components (known as purity products), which may be transported, stored and sold to end use markets or transported as a Y-Grade to a regional fractionation facility.

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

NGL products from refineries represent approximately 15% of U.S. supply and are by-products of the refinery conversion processes.  Consequently, they have generally already been separated into individual components and do not require further fractionation. NGL products from refineries are principally propane, with lesser amounts of butane, refinery naphthas (products similar to natural gasoline) and ethane.  Due to refinery maintenance schedules and seasonal demand considerations, refinery production of propane and butane varies on a seasonal basis.

NGL are also imported into certain regions of the U.S. from Canada and other parts of the world (approximately 6% of total supply). NGL (primarily propane) are also exported from certain regions of the United States.

NGL Transportation and Trading Hubs. NGL, whether as a mixture or as purity products, are transported by pipelines, barges, railcars and tank trucks. The method of transportation used depends on, among other things, the resources of the transporter, the locations of the production points and the delivery points, cost-efficiency and the quantity of product being transported. Pipelines are generally the most cost-efficient mode of transportation when large, consistent volumes of product are to be delivered.

The major NGL infrastructure and trading hubs in North America are located at Mont Belvieu, Texas; Conway, Kansas; Edmonton, Alberta; and Sarnia, Ontario. Each of these hubs contains a critical mass of infrastructure, including fractionators, storage, pipelines and access to end markets, particularly Mont Belvieu.  In addition, there are several other production hubs, including Empress, Alberta and Hobbs, New Mexico. The West Virginia/Western Pennsylvania area is also rapidly developing as a meaningful NGL infrastructure hub.

NGL Storage. NGL must be stored under pressure to maintain a liquid state. The lighter the product (e.g., ethane), the greater the pressure that must be maintained. Large volumes of NGL are stored in underground caverns constructed in salt or granite. Product is also stored in above ground tanks. Natural gasoline can be stored at relatively low pressures in tankage similar to that used to store motor gasoline. Propane and butane are stored at much higher pressures in steel spheres, cylinders, bullets or other configurations. Ethane is stored at very high pressures, typically in salt caverns. Storage is especially important for NGL as supply and demand can vary materially on a seasonal basis.

NGL Market Outlook.  NGL supplies from gas processing plants are increasing rapidly due to the increased drilling activity in unconventional resource plays, where producers are targeting “liquids rich” areas to capitalize on forecasted high NGL product prices (which historically have been correlated with crude oil prices).  Numerous industry and financial analysts project NGL supply volumes will continue to grow over the next several years with some analysts projecting U.S. supply volumes to increase from 2012 levels over 30% by 2016.  A significant amount of this volume is expected to come from recently discovered, unconventional resource plays which do not have the NGL infrastructure to process the wet natural gas or transport, fractionate, and store the NGL products.  Nor are these new supply areas near historical markets for the NGL purity products.  As a result of these dynamics, substantial incremental infrastructure is likely to be developed throughout the NGL value chain over the next several years, and traditional regional basis relationships could change significantly.  A portion of the increased supply of NGL will likely be absorbed by the domestic petrochemical sector as low-cost feed stocks.  In addition, growing production of Canadian heavy crude oil is likely to create demand for additional diluents, primarily natural gasoline and butane. The remaining product not absorbed domestically will likely drive continued growth in the NGL export market.  Due to rapid increases in NGL production, the prices of NGL (particularly ethane and propane) have been pressured downward in certain locations. It is difficult to predict when such prices may rebound but this downward pressure on prices is one of the key drivers for the new infrastructure development referred to above.  The NGL market is, among other things, expected to be driven by:

•                  the absolute prices of NGL products and their prices relative to natural gas and crude oil;

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

•                  the cost of acquiring rights from producers to process their gas;

•                  petro-chemical demand;

•                  diluent requirements for heavy Canadian oil;

•                  international demand for NGL products;

•                  regulatory changes in gasoline specifications affecting demand for butane;

•                  refinery shut downs;

•                  alternating needs of refineries to store and blend NGL;

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

The market for natural gas storage services in the United States is driven by:

•                  the long-term supply and demand for natural gas and the overall lack of balance between the supply of and demand for natural gas on a seasonal, monthly, daily or hourly basis;

•                  natural gas demand from seasonal or weather-sensitive end-users such as gas-fired power generators and residential and commercial consumers;

•                  any factors that contribute to more frequent and severe imbalances between the supply of and demand for natural gas, whether caused by supply or demand fluctuations;

•                  operational imbalances, near-term seasonal spreads, shorter-term spreads and basis differentials; and

•                  the extent to which there is a surplus or shortfall of storage capacity relative to the overall demand for storage services in a given market area.

During the period from 2002 through 2012, domestic natural gas consumption has grown, albeit unevenly, driven primarily by growth in the seasonal and weather-sensitive electric power generation sector, partially offset by declines in the residential and industrial sectors. For a number of years during the same period, domestic natural gas production was relatively flat and failed to keep pace with domestic consumption. Over the past several years, however, domestic natural gas production has been growing rapidly. This trend reversal is primarily due to increases in production from developing shale resource plays.

The seasonality of natural gas demand has remained strong during the last decade, with consumption during the peak winter months averaging approximately 40% more than consumption during the summer months, per EIA data. This strong seasonal trend has produced seasonal spreads (the price difference between the summer and winter season) that have generally moved within a range of approximately $0.19 to $4.74 per MMBtu, with the high end of that range occurring during the 2006-2007 timeframe.  However, in 2012 the seasonal spreads (Oct-Jan) for 2013-2014 and 2014-2015, which influence the rates at which we will be able to contract firm storage capacity in future years, have ranged from $0.35 to $0.48. In addition, lower short-term spreads and basis differentials have reduced overall market opportunities, which negatively impacts storage demand and value. While there are a variety of factors that have contributed to these softer market conditions, we believe the key drivers are (i) increased natural gas supplies due to production from shale resources, (ii) net increases in storage capacity and (iii) lower basis differentials due to expansion and improved connectivity of natural gas transportation infrastructure in the U.S. over the last five years. We believe that certain of the supply and demand factors are cyclical and self correcting over time, and that the long term outlook for storage utilization and demand is positive.

Description of Segments and Associated Assets

Our business activities are conducted through three segments—Transportation, Facilities and Supply and Logistics. We have an extensive network of transportation, terminalling and storage facilities at major market hubs and in key oil producing basins, as well as crude oil, NGL and refined product transportation corridors in the United States and Canada.

Following is a description of the activities and assets for each of our business segments.

Transportation Segment

Our transportation segment operations generally consist of fee-based activities associated with transporting crude oil, NGL and refined products on pipelines, gathering systems, trucks and barges. We generate revenue through a combination of tariffs, third-party leases of pipeline capacity and transportation fees. Our transportation segment also includes our equity earnings from our investments in Settoon Towing and the White Cliffs, Butte, Frontier and Eagle Ford pipeline systems, in which we own noncontrolling interests.

As of December 31, 2012, we employed a variety of owned or leased long-term physical assets throughout the United States and Canada in this segment, including approximately:

•                  17,400 miles of active crude oil, NGL and refined products pipelines and gathering systems;

•                  23 million barrels of active, above-ground tank capacity used primarily to facilitate pipeline throughput;

•                  582 trailers (primarily in Canada); and

•                  104 transport and storage barges and 51 transport tugs through our interest in Settoon Towing.

The following is a tabular presentation of our active crude oil, NGL and refined products pipeline assets in the United States and Canada as of December 31, 2012, grouped by geographic location:

Region / Pipeline and Gathering Systems (1)	System Miles	2012 Average Net Barrels per Day (2)
		(in thousands)
United States Crude Oil

Permian Basin
Basin / Mesa	599	696
Permian Basin Area Systems	2,952	461
Permian Basin Subtotal	3,551	1,157

Eagle Ford Area Systems	179	23

Western
All American	138	33
Line 63 / Line 2000	357	128
Other	142	96
Western Subtotal	637	257

Rocky Mountain
Bakken Area Systems	954	130
Salt Lake City Area Systems	982	149
White Cliffs (3)	527	18
Other	1,323	105
Rocky Mountain Subtotal	3,786	402

Gulf Coast
Capline (3)	631	146
Other	945	299
Gulf Coast Subtotal	1,576	445

Central
Mid-Continent Area Systems	1,987	249
Other	421	120
Central Subtotal	2,408	369

United States Refined Products Pipelines	903	116

United States Total	13,040	2,769

Canada
Crude Oil Pipelines:
Manito	555	57
Rainbow	759	145
Rangeland	1,345	62
Other	462	165
Crude Oil Pipelines Subtotal	3,121	429
NGL Pipelines:
Co-Ed	813	44
Other	434	131
NGL Pipelines Subtotal	1,247	175

Canada Total	4,368	604

Grand Total	17,408	3,373

(1)                       Ownership percentage varies on each pipeline and gathering system ranging from approximately 20% to 100%.

(2)                       Represents average volume for the entire year attributable to our interest.

(3)                       Non-operated pipeline.

United States Pipelines

Permian Basin

Basin Pipeline System.  We own an approximate 87% undivided joint interest in and are the operator of the Basin Pipeline system. The Basin system is a primary route for transporting crude oil from the Permian Basin (in west Texas and southern New Mexico) to Cushing, Oklahoma, for further delivery to Mid-Continent and Midwest refining centers. The Basin system accommodates three primary movements of crude oil: (i) barrels that are shipped from Jal, New Mexico to the West Texas markets of Wink/Hendrick and Midland; (ii) barrels that are shipped from Midland to connecting carriers at Colorado City, Texas or Wichita Falls, Texas; and (iii) barrels that are shipped from Jal, Midland, Colorado City and Wichita Falls to connecting carriers at Cushing.

The Basin system is an approximate 520-mile mainline, telescoping crude oil system with a system capacity ranging from approximately 144,000 barrels per day to 450,000 barrels per day (approximately 125,000 barrels per day to 392,000 barrels per day attributable to our interest) depending on the segment. During 2012, we completed two expansion projects on the Basin system including (i) increasing capacity from 400,000 to 450,000 barrels per day (from 348,000 barrels per day to 392,000 barrels per day attributable to our interest) on crude oil movements from Colorado City to Cushing and (ii) increasing capacity from 144,000 to 240,000 barrels per day (from 125,000 barrels per day to 209,000 barrels per day attributable to our interest) on movements from Wink/Hendrick to Midland. System throughput (as measured by system deliveries) was approximately 506,000 barrels per day (attributable to our interest) during 2012. The system also includes approximately 6 million barrels of tankage located along the system. The Basin system is subject to tariff rates regulated by the Federal Energy Regulatory Commission (“FERC”).

Mesa Pipeline System. We own an approximate 63% interest in and are the operator of the Mesa Pipeline system, which transports crude oil from Midland to a refinery at Big Spring, Texas and to connecting carriers at Colorado City. The Mesa system is an 80-mile mainline with a system capacity of up to 400,000 barrels per day (approximately 252,000 barrels per day attributable to our interest).  System throughput (as measured by system deliveries) was approximately 190,000 barrels per day (attributable to our interest) during 2012.

Permian Basin Area Systems. We operate wholly owned systems of approximately 3,000 miles that aggregate receipts from wellhead gathering lines and bulk truck injection locations into a combination of 4- to 16-inch diameter trunk lines for transportation and delivery into the Basin system at Jal, Wink and Midland as well as our terminal facilities in Midland. These systems are subject to tariff rates regulated by either the FERC or state regulatory agencies. For 2012, combined throughput on the Permian Basin area systems totaled an average of approximately 461,000 barrels per day.

During 2011 and 2012, we commenced construction of multiple expansion and extension projects servicing the Bone Spring, Spraberry and Wolfberry producing areas in the Permian Basin. These projects, which included adding over 145 miles of pipeline and approximately 200,000 barrels of additional gathering capacity, interconnect with our Basin system as well as third-party systems. Portions of these projects were placed into service during 2012, with the remainder expected to be completed during 2013.

Eagle Ford Area

Eagle Ford Area Systems. In November 2011, we acquired from Velocity a condensate gathering system (the “Gardendale Gathering System”) that was in the advanced stages of construction in the Eagle Ford area of South Texas. The Gardendale Gathering System currently consists of approximately 115 miles of pipeline with a capacity of approximately 150,000 barrels per day and terminals at Gardendale and Catarina with aggregate storage capacity of approximately 185,000 barrels. In December 2012, we acquired approximately 30 miles of crude oil and condensate pipelines with a throughput capacity of approximately 50,000 barrels per day that complement our existing Gardendale Gathering System assets.

In August 2012, we formed Eagle Ford Pipeline LLC with Enterprise Products Partners (“Enterprise”) for the purpose of developing a crude oil pipeline system in the Eagle Ford Area. This system will include a 175-mile crude oil and condensate pipeline, a marine terminal facility and approximately 1.8 million barrels of operational storage capacity across the system. The project is designed to provide approximately 350,000 barrels per day of take-away capacity from the western region of the Eagle Ford play to Corpus Christi, Texas refining markets and to Houston via an Enterprise connection at Lyssy, Texas and is supported by long-term throughput agreements. The system is expected to be placed into service during 2013.

Western

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

A portion of our transportation segment profit on Line 63 and Line 2000 is derived from the pipeline transportation business associated with the Santa Ynez and Point Arguello fields and fields located in the San Joaquin Valley. Volumes shipped from the OCS are in decline. See Item 1A. “Risk Factors” for discussion of the estimated impact of a decline in volumes.

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

During the fourth quarter of 2009, a 71-mile segment of Line 63 was temporarily taken out of service to allow for certain repairs and realignments to be performed. Line 63 volumes are currently being redirected from the north end of this out-of-service segment to the parallel Line 2000. The product is then batched along Line 2000 until it is re-injected into the active portion of Line 63, which is south of the out-of-service segment, for subsequent delivery to customers. This temporary pipeline segment closure and redirection of product has not impacted our normal throughput levels on this line. In 2013, we commenced a project to place this idle segment into service. We expect the project to be completed by July 2014. For 2012, combined throughput on Line 63 totaled an average of approximately 66,000 barrels per day.

Line 2000.  We own and operate 100% of Line 2000, an intrastate common carrier crude oil pipeline that originates at our Emidio Pump Station (part of the All American Pipeline System) and transports crude oil produced in the San Joaquin Valley and California OCS to refineries and terminal facilities in the Los Angeles Basin. Line 2000 is a 130-mile, 20-inch trunk pipeline with a throughput capacity of approximately 130,000 barrels per day. During 2012, throughput on Line 2000 (excluding Line 63 volumes) averaged approximately 62,000 barrels per day.

Rocky Mountain

Bakken Area Systems. We own and operate the Baker, Trenton and Whitetail gathering systems as well as the Robinson Lake and Bakken North pipelines. The gathering systems consist of 919 miles of pipelines and transported approximately 96,000 barrels per day for 2012. The Robinson Lake pipeline was acquired in December 2010 and consists of 35 miles of 8-inch pipeline with throughput capacity of up to 60,000 barrels per day. For 2012, throughput on the Robinson Lake pipeline was approximately 34,000 barrels per day. During 2012, we completed construction of our Bakken North Pipeline System, a 80-mile, 12-inch crude oil pipeline with an initial design capacity of approximately 50,000 barrels that extends from Trenton, North Dakota to the southern end of our currently idle Wascana Pipeline. The Wascana Pipeline reversal is pending connection to a third-party pipeline, which is expected to occur during mid-2013.

Salt Lake City Area Systems.  We operate the Salt Lake City and Wahsatch pipeline systems, in which we own interests of between 75% and 100%.  These systems include interstate and intrastate common carrier crude oil pipeline systems that transport crude oil produced in Canada and the U.S. Rocky Mountain region to refiners in Salt Lake City, Utah and to other pipelines at Ft. Laramie, Wyoming. These pipeline systems consist of 693 miles of pipelines and approximately 1 million barrels of storage capacity. These systems have a maximum throughput capacity of (i) approximately 20,000 barrels per day from Wamsutter, Wyoming to Ft. Laramie, Wyoming, (ii) approximately 49,000 barrels per day from Wamsutter, Wyoming to Wahsatch, Utah and (iii) approximately 120,000 barrels per day from Wahsatch, Utah to Salt Lake City, Utah.  For 2012, throughput on the Salt Lake City and Wahsatch pipeline systems in total averaged approximately 140,000  barrels per day.

Included in the Salt Lake City Area systems is our 22% interest in Frontier Pipeline, an interstate common carrier crude oil pipeline that consists of a 289-mile trunk pipeline with a maximum throughput capacity of 79,000 barrels per day and three storage tanks. Frontier Pipeline originates in Casper, Wyoming and delivers crude oil into the Salt Lake City Pipeline System. For 2012, throughput on Frontier averaged approximately 9,000 barrels per day (attributable to our interest).

White Cliffs Pipeline. We own an approximate 36% interest in the White Cliffs Pipeline, a 527-mile, 12-inch common carrier pipeline that originates in Platteville, Colorado and terminates in Cushing, Oklahoma. Rose Rock Midstream, L.P. serves as the operator of the pipeline. For 2012, throughput on White Cliffs Pipeline averaged approximately 18,000 barrels per day (attributable to our interest). In 2012, White Cliffs announced an expansion project that will increase total system capacity from 70,000 barrels per day to 150,000 barrels per day and is underpinned by long-term shipper commitments. This expansion is expected to be completed in the first half of 2014.

Gulf Coast

Capline Pipeline System.  The Capline Pipeline system, in which we own an aggregate undivided joint interest of approximately 54%, is a 631-mile, 40-inch mainline crude oil pipeline originating in St. James, Louisiana, and terminating in Patoka, Illinois. We also own a 100% interest in approximately 720,000 barrels of tankage located at Patoka, Illinois.

Capline has direct connections to a significant amount of crude production in the Gulf of Mexico. In addition, it has two active docks capable of handling approximately 600,000-barrel tankers and is connected to the Louisiana Offshore Oil Port and our St. James terminal and transports various grades of crude oil to PADD II. Total designed operating capacity is approximately 1.1 million barrels per day of crude oil, of which our attributable interest is approximately 600,000 barrels per day.  Throughput on our interest averaged approximately 146,000 barrels per day during 2012.

Central

Mid-Continent Area Systems. We own and operate pipeline systems that source crude oil from the Cleveland Sand, Granite Wash and Mississippian/Lime resource plays of Western and Central Oklahoma, Southwest Kansas and the eastern Texas Panhandle. These systems consist of approximately 2,000 miles of pipeline with transportation and delivery into and out of our terminal facilities at Cushing. For 2012, combined throughput on the Mid-Continent Area systems totaled an average of approximately 249,000 barrels per day.

In January 2012, we completed the conversion of an existing Oklahoma NGL pipeline into crude oil service. The pipeline extends from Medford, Oklahoma to our terminal facility at Cushing. The pipeline provided an initial crude oil throughput capacity of 12,000 barrels per day and was expanded to 25,000 barrels per day in July 2012.

In 2012, we began construction on a new 170-mile pipeline to service the increasing Mississippian Lime crude oil production in northern Oklahoma and Southern Kansas. This pipeline is designed to provide approximately 150,000 barrels per day (approximately 175,000 barrels per day in conjunction with the Medford-to-Cushing pipeline conversion) of crude oil transportation to our terminal facilities at Cushing. This pipeline is expected to go into service by mid-2013.  In early 2013, we announced a 55-mile extension of this pipeline, which will provide up to 75,000 barrels per day of crude oil throughput capacity and is supported by a long-term commitment from an area producer. This extension is expected to be brought into service in the fourth quarter of 2013.

United States Refined Products Pipelines

We own and operate pipeline systems of approximately 900 miles that receive and deliver refined products throughout Wyoming, South Dakota, Colorado, New Mexico and Texas. Total average throughput on these systems during 2012 was approximately 116,000 barrels per day. In February 2013, we signed a definitive agreement to sell certain of these refined products pipeline systems and related assets.  We expect the transaction to close during the second quarter of 2013.  See Notes 3 and 6 to our Consolidated Financial Statements for further discussion regarding these assets.

Canada Pipelines

Crude Oil Pipelines

Manito.  We own a 100% interest in the Manito heavy oil system. This 555-mile system is comprised of the Manito pipeline, the North Sask pipeline and the Bodo/Cactus Lake pipeline. Each system consists of a blended crude oil line and a parallel diluent line which delivers condensate to upstream blending locations. The North Sask pipeline is 84 miles in length and originates near Turtleford, Saskatchewan and terminates in Dulwich, Saskatchewan. The Manito pipeline includes 334 miles of pipeline, and the mainline segment originates at Dulwich and terminates at Kerrobert, Saskatchewan. The Bodo/Cactus Lake pipeline is 137 miles long and originates in Bodo, Alberta and also terminates at our Kerrobert storage facility. The Kerrobert storage and terminalling facility is connected to the Enbridge pipeline system and can both receive and deliver heavy crude from and to the Enbridge pipeline system.  For 2012, approximately 57,000 barrels per day of crude oil were transported on the Manito system.

Rainbow System.  We own a 100% interest in the Rainbow system. The Rainbow system consists of a 480-mile, 20-inch to 24-inch mainline crude oil pipeline extending from the Norman Wells Pipeline connection in Zama, Alberta to Edmonton, Alberta and has 279 miles of gathering pipelines. The system has a throughput capacity of approximately 220,000 barrels per day and transported approximately 145,000  barrels per day during 2012.

During 2012, we commenced construction on a 187-mile, 10-inch pipeline to transport diluent north from Edmonton, Alberta to our Nipisi truck terminal in Northern Alberta. The pipeline is projected to have an initial capacity of 35,000 barrels per day and to be expandable to 70,000 barrels per day. We expect this project in service by mid-2013.

Rangeland System.  We own a 100% interest in the Rangeland system. The Rangeland system consists of a 670 mile, 8-inch to 16-inch mainline pipeline and 675 miles of 3-inch to 8-inch gathering pipelines.  The Rangeland system transports NGL mix, butane, condensate, light sweet crude and light sour crude either north to Edmonton, Alberta or south to the U.S./Canadian border near Cutbank, Montana, where it connects to our Western Corridor system. Total average throughput during 2012 on the Rangeland system was approximately 62,000 barrels per day.

NGL Pipelines

Co-Ed Pipeline System.  As part of the BP NGL acquisition completed during the first half of 2012, we became 100% owners and operators of the Co-Ed NGL Pipeline System.  The Co-Ed NGL system consists of approximately 813 miles of 3-inch to 10-inch pipeline. This pipeline gathers NGL from approximately 35 field gas processing plants located in the Cochrane, Alberta to Edmonton, Alberta region, as well as gathers all of the NGL produced at the Cochrane Straddle Plant.  The Co-Ed NGL system has throughput capacity of approximately 72,000 barrels per day. During 2012, throughput averaged approximately 44,000 barrels per day.

Facilities Segment

Our facilities segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services for crude oil, refined products, NGL and natural gas, NGL fractionation and isomerization services and natural gas processing services. We generate revenue through a combination of month-to-month and multi-year leases and processing arrangements. Revenues generated in this segment include (i) storage fees that are generated when we lease storage capacity, (ii) terminal throughput fees that are generated when we receive crude oil, refined products or NGL from one connecting source and redeliver the applicable product to another connecting carrier, (iii) loading and unloading fees at our rail terminals, (iv) hub service fees associated with natural gas park and loan activities, interruptible storage services and wheeling and balancing services, (v) revenues from the sale of natural gas, (vi) fees from NGL fractionation and isomerization and (vii) fees from gas processing services.

As of December 31, 2012, we owned, operated or employed a variety of long-term physical assets throughout the United States and Canada in this segment, including:

•                  approximately 74 million barrels of crude oil and refined products storage capacity primarily at our terminalling and storage locations;

•                  approximately 22 million barrels of NGL storage capacity;

•                  approximately 93 Bcf of natural gas storage working capacity;

•                  approximately 16 Bcf of base gas in storage facilities owned by us;

•                  eleven natural gas processing plants located throughout Canada and the Gulf Coast area of the United States;

•                  seven fractionation plants located throughout Canada and the United States with an aggregate gross processing capacity of approximately 272,100 barrels per day, and an isomerization and fractionation facility in California with an aggregate processing capacity of approximately 14,000 barrels per day;

•                  approximately 1,400 miles of active crude oil, NGL, natural gas and refined products pipelines that support our facilities assets; and

•                  23 crude oil and NGL rail terminals located throughout the United States and Canada. See “Rail Facilities” below for an overview of various terminals and “Supply and Logistics” regarding our use of railcars.

The following is a tabular presentation of our active facilities segment storage and service assets in the United States and Canada as of December 31, 2012, grouped by product and service type and capacity and volume as indicated:

Crude Oil and Refined Products Storage Facilities	Total Capacity (MMBbls)
Cushing	19
Kerrobert	1
LA Basin	9
Martinez and Richmond	5
Mobile and Ten Mile	3
Patoka	6
Philadelphia Area	4
St. James	8
Yorktown (1)	6
Other	13
74

NGL Storage Facilities	Total Capacity (MMBbls)
Bumstead	2
Fort Saskatchewan	4
Sarnia Area	8
Tirzah	1
Other	7
22

Natural Gas Storage Facilities	Total Capacity (Bcf)
Salt-caverns (Pine Prairie and Southern Pines)	67
Depleted Reservoir (Bluewater)	26
93

Natural Gas Processing Facilities (2)	Ownership Interest	Total Gas Inlet Volume (3) (Bcf/d)	Gross Gas Processing Capacity (4) (Bcf/d)	Net Gas Processing Capacity (Bcf/d)
United States Gulf Coast Area	100%	0.3	0.6	0.6
Canada	36-100%	1.2	5.9	4.3
		1.5	6.5	4.9

NGL Fractionation and Isomerization Facilities	Ownership Interest	Total Inlet Volume (3) (Bpd)	Gross Capacity (4) (Bpd)	Net Capacity (Bpd)
Fort Saskatchewan	21-100%	57,944	125,000	101,300
Sarnia	62-84%	62,800	120,000	90,000
Shafter	100%	10,664	14,000	14,000
Other	68-100%	11,830	27,100	24,600
		143,238	286,100	229,900

Crude Oil and NGL Rail Facilities	Ownership Interest	Loading Capacity (5) (Bpd)	Unloading Capacity (5) (Bpd)
Crude Oil Rail Facilities	100%	140,000	140,000

	Ownership Interest	Number of Rack Spots	Number of Storage Spots
NGL Rail Facilities (6)	50-100%	247	833

(1)             Amount includes 1.6 million barrels of capacity for which we hold lease options (1.1 million barrels of which have been exercised).

(2)       While natural gas processing inlet volumes and capacity amounts are presented, they currently are not a significant driver of our segment results.

(3)             Inlet volumes represent average inlet volumes for the entire year, except for the facilities we acquired as part of the BP NGL Acquisition.  Inlet volumes for these facilities are calculated based on a 275-day period, which was the number of days we owned the assets during 2012.

(4)             Gross capacity represents original facility design specifications.  Actual usable capacity in certain instances is limited by seasonality and other factors as well as by incremental capital investments necessary to effectively utilize full capacity.

(5)             Capacity transported will vary according to specification of product moved.

(6)             Our NGL rail terminals are predominately utilized for internal purposes specifically for our supply and logistics activities.  See our “Supply and Logistics” segment discussion following this section for further discussion regarding the use of our rail terminals.

The following discussion contains a detailed description of our more significant facilities segment assets.

Major Facilities Assets

Crude Oil and Refined Products Facilities

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

Since 1999, we have completed multiple expansions, which have increased the capacity of the Cushing Terminal to a total of approximately 19 million barrels. During 2012, we commenced our Phase XII terminal expansion, which includes adding approximately 1 million barrels of storage capacity through the construction of four 270,000 barrel tanks. We expect three of these tanks to be in service during the first quarter of 2013, with the last tank placed in service during the second half of 2013.

Kerrobert Terminal.  We own a crude oil and condensate storage and terminalling facility, which is located near Kerrobert, Saskatchewan and is connected to our Manito and Cactus Lake pipeline systems. The total storage capacity at the Kerrobert terminal is approximately 1 million barrels. This facility is also connected to the Enbridge pipeline system and can both receive and deliver heavy crude from and to the Enbridge pipeline system.

L.A. Basin.  We own four crude oil and refined product storage facilities in the Los Angeles area with a total of approximately 9 million barrels of storage capacity in service and a distribution pipeline system of approximately 50 miles of pipeline in the Los Angeles Basin. Approximately 8 million barrels of the storage capacity are used for commercial service and approximately 1 million barrels are used primarily for throughput to other storage tanks and for displacement oil and do not generate revenue independently. We use the Los Angeles area storage and distribution system to service the storage and distribution needs of the refining, pipeline and marine terminal industries in the Los Angeles Basin. Our Los Angeles area system’s pipeline distribution assets connect our storage assets with major refineries and third-party pipelines and marine terminals in the Los Angeles Basin.

Martinez and Richmond Terminals.  We own two terminals in the San Francisco, California area: a terminal at Martinez (which provides refined product and crude oil service) and a terminal at Richmond (which provides refined product service). Our San Francisco area terminals have approximately 5 million barrels of combined storage capacity that are connected to area refineries through a network of owned and third-party pipelines that carry crude oil and refined products to and from area refineries. The terminals have dock facilities and our Richmond terminal is also able to receive products by rail.

Mobile and Ten Mile Terminal.  We have a marine terminal in Mobile, Alabama (the “Mobile Terminal”) that has current useable capacity of approximately 2 million barrels. Approximately 3 million barrels of additional storage capacity is available at our nearby Ten Mile Facility, which is connected to our Mobile Terminal via a 36-inch pipeline. Approximately two-thirds of the additional storage capacity at Ten Mile is included in our transportation segment.

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

Patoka Terminal.  Our Patoka Terminal has approximately 6 million barrels of storage capacity and the associated manifold and header system at the Patoka Interchange located in southern Illinois. Patoka is a growing regional hub with access to domestic and foreign crude oil for certain volumes moving north on the Capline system as well as Canadian barrels moving south. During 2012, we completed construction of Phase IV at our Patoka Terminal, which included two 286,000 barrel crude oil tanks and one 400,000 barrel crude oil tank.

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

St. James Terminal.  We have approximately 8 million barrels of crude oil storage capacity at the St. James crude oil interchange in Louisiana, which is one of the three most liquid crude oil interchanges in the United States. The facility includes a manifold and header system that allows for receipts and deliveries with connecting pipelines at their maximum operating capacity. Over the past few years, we completed the construction of a marine dock that is able to receive from tankers and receive from, and load, barges.  The facility is also connected to our rail unloading facility. See “Rail Facilities” below for further discussion.

During 2012, we completed our Phase IV expansion at the St. James Terminal, which included the construction of an additional 1 million barrels of crude oil storage capacity and is supported by multi-year contracts and throughput arrangements with third-party customers. We have begun construction of our Phase V expansion, which will increase storage capacity by an additional 1.1 million barrels. We expect this construction to be completed near the end of 2013.

Yorktown Terminal.  During late 2011, we acquired the idled Western Refinery in Yorktown, Virginia and are operating it as a terminal. This facility has approximately 6 million barrels of storage for crude oil, black oil, propane, butane and refined products, including 1.6 million barrels of capacity for which we hold lease options (1.1 million barrels of which have been exercised). The Yorktown facility has its own deep-water port on the York River with the capacity to service the receipt and delivery of product from ships and barges.  This facility also has an active truck rack and rail capacity.  See “Rail Facilities” below for further discussion. We are in the process of making a number of modifications to the Yorktown facility, which will enhance the capabilities of the rail system, the dock facilities and related infrastructure, and increase connectivity and flexibility within the terminal itself. We expect to complete these projects by mid-2013.

NGL Storage Facilities

Bumstead.  The Bumstead facility is located at a major rail transit point near Phoenix, Arizona. With approximately 3 million barrels of working capacity (approximately 2 million barrels of useable capacity), the facility’s primary assets include three salt-dome storage caverns, a 30-car rail rack and six truck racks.

During 2010, we began upgrading and improving our Bumstead NGL storage facility, which will increase the useable capacity by approximately 700,000 barrels. This project is expected to be completed during 2013.

Fort Saskatchewan.  The Fort Saskatchewan facility is located approximately 16 miles northeast of Edmonton, Alberta in one of the key North American NGL hubs. The facility is a receipt, storage, fractionation and delivery facility for NGL and is connected to other major NGL plants and pipeline systems in the area. The facility’s primary assets include 10 storage caverns with approximately 4 million barrels in useable storage capacity. NGL mix and spec products can be delivered to the Enbridge and Cochin pipeline in addition to the propane truck loading rack at the facility. The facility includes assets operated by us and assets operated by a third-party.  Our ownership in the various facility assets ranges from approximately 21% to 100%. See the section entitled “––NGL Fractionation and Isomerization Facilities” below for additional discussion of this facility.

Sarnia Area.  The Sarnia facility is a large NGL fractionation, storage and shipping facility located on a 380 acre plant site in the Sarnia Chemical Valley. There are 36 multi-product rail car loading spots, 4 multi-product truck loading racks and a network of 14 pipelines providing product delivery capabilities to our Windsor, St. Clair and Green Springs terminal facilities, in addition to refineries, chemical plants, and other pipeline systems in the area. The facility has approximately 3 million barrels in useable storage capacity.

The Windsor storage terminal in Windsor, Canada, is a pipeline hub and underground storage facility. The facility is served by three Plains owned receipt/dispatch pipelines, the Cochin pipeline and rail and truck offloading. There are eight storage caverns on site with a useable capacity of approximately 3 million barrels. The primary terminal assets consist of 16 multi-product rail tank car loading spots and a propane truck loading rack.

The St. Clair terminal is a propane, isobutane and butane storage and distribution facility located in St. Clair, Michigan and is connected to the Sarnia facility via a Plains owned pipeline.  On site are seven storage caverns with useable capacity of approximately 2 million barrels and 28 multi-product rail tank car loading spots and six tank truck loading racks.

Tirzah.  The Tirzah facility is located in South Carolina and consists of an underground granite storage cavern with approximately 1 million barrels of useable capacity. The Tirzah facility is connected to the Dixie Pipeline System (a third-party system) via our 62-mile pipeline.

Natural Gas Storage Facilities

Salt Cavern Storage Facilities. We own two FERC regulated, high deliverability salt cavern natural gas storage facilities located on the Gulf Coast. Our Pine Prairie facility is located in Evangeline, Rapides and Acadian Parishes, Louisiana and is permitted for up to 80 Bcf of working gas capacity, which includes 32 Bcf of incremental capacity that was approved by the FERC subject to the requirement that Pine Prairie conduct an open season in accordance with applicable FERC policy. Our Southern Pines facility is located in Greene County Mississippi and is permitted for up to 40 Bcf of working gas capacity. During 2012, we placed into commercial service an aggregate of approximately 17 Bcf of working gas capacity at our Pine Prairie and Southern Pines facilities, including expansions of existing caverns and the addition of a new cavern at both Pine Prairie and Southern Pines. These two facilities had an aggregate working gas capacity as of December 31, 2012 of approximately 67 Bcf. During 2013, our expansion plans include the creation of approximately 6.5 Bcf of working gas capacity from incremental leaching activities, which capacity will be placed into service during 2013 and 2014.

Both of these facilities are strategically located and have a diverse group of customers, including utilities, pipelines, producers, power generators, marketers and liquefied natural gas (“LNG”) exporters, whose storage needs include both traditional seasonal storage services and short-term storage services. Pine Prairie is strategically positioned relative to several major market hubs, including the Henry Hub (the delivery point for NYMEX natural gas futures contracts and located approximately 50 miles southeast of Pine Prairie), the Carthage Hub (located in East Texas), and the Perryville Hub (located in North Louisiana), and to existing and proposed LNG import and export facilities.

Pine Prairie’s pipeline header system, which includes an aggregate of approximately 80 miles of 24-inch diameter pipe located within a 20-mile radius of Pine Prairie, is directly connected to eight large-diameter interstate pipelines through nine interconnects that service both conventional and unconventional natural gas production in Texas and Louisiana, including production from existing and emerging shale plays, as well as the Gulf of Mexico. These interconnects also provide direct or indirect access to each of the market hubs described above and to consumer and industrial markets in the Gulf Coast, Midwest, Northeast and Southeast regions of the United States. Pine Prairie’s peak daily injection and withdrawal rates are 2.4 Bcf and 3.2 Bcf, respectively, and Pine Prairie has a total of 71,000 horsepower of compression capacity currently in service with another 27,500 horsepower of permitted capacity.

Southern Pines’ pipeline header system, which includes an aggregate of 60 miles of 24-inch diameter pipe, is connected to 4 major natural gas pipelines servicing the Gulf Coast, Northeast, Mid-Atlantic and Southeastern U.S. markets. Southern Pines’ peak daily injection and withdrawal rates are 1.2 Bcf and 2.4 Bcf, respectively, and Southern Pines has a total of 48,000 horsepower of compression capacity currently in service.

Depleted Reservoir Facility (Bluewater). Bluewater is located in the State of Michigan and primarily services seasonal storage needs throughout the Midwestern and Northeastern portions of the U.S. and the Southeastern portion of Canada. Accordingly, Bluewater’s customers consist primarily of pipelines, utilities and marketers seeking seasonal storage services. Bluewater’s 30-mile, 20-inch diameter pipeline header system is supported by 13,350 horsepower of compression and connects with three interstate and three natural gas utility pipelines that provide access to the major market hubs of Chicago, Illinois and Dawn, Ontario, which supply natural gas to eastern Ontario and the northeastern United States. These interconnects also provide access to natural gas utilities that serve local markets in Michigan and Ontario. Bluewater’s peak daily injection and withdrawal rates are 0.5 Bcf and 0.8 Bcf, respectively.

Bluewater has total working gas storage capacity of approximately 26.0 Bcf in two depleted reservoirs and is permitted for an additional 3.0 Bcf of working gas storage capacity. We expect to increase Bluewater’s working gas capacity by approximately 1.0 Bcf ratably over a 7 to 8-year period in connection with an ongoing liquids removal project. Bluewater also leases third-party storage capacity and pipeline transportation capacity from time to time to increase its operational flexibility and enhance its service offerings. In addition, on December 14, 2012, the FERC granted Bluewater to place in service the St. Clair River Crossing Replacement facilities located in St. Clair County, Michigan.  Facilities included the construction of a 20-inch pipeline with a permitted capacity for up to 300 million cubic feet (“MMcf”) per day that connects Bluewater to a Canadian pipeline owned by an affiliate of Spectra Energy. The new facilities replaced a 12-inch pipeline that was permitted for up to 250 MMcf per day and leased from Nova Chemical through January 2013.

Natural Gas Processing Facilities

We own and operate five natural gas processing plants located in Louisiana and Alabama with an aggregate natural gas processing capacity of approximately 0.6 Bcf per day. In January 2013, we completed construction of a condensate stabilization facility in South Texas designed to extract NGL from condensate, which will enable condensate to meet specifications of pipelines originating out of Gardendale, Texas.  This facility will have a total capacity of approximately 80,000 barrels per day.

We also own and/or operate four straddle plants and two field gas processing plants located in Western Canada with an aggregate gross natural gas processing capacity of approximately 5.9 Bcf per day and long-term liquid supply contracts relating to a third-party owned straddle plant with gross processing capacity of approximately 2.5 Bcf per day.

NGL Fractionation and Isomerization Facilities

Fort Saskatchewan.  Our Fort Saskatchewan facility has a fractionation capacity of approximately 95,000 barrels per day (feedstock capacity) and produces both spec NGL products and a C3/C4 mix for delivery to the Sarnia facility via the Enbridge pipeline.

The fractionation feedstock is supplied via the Fort Saskatchewan Pipeline System which connects to the Co-Ed pipeline system. Through ownership in the Keyera Fort Saskatchewan fractionation plant, we have additional fractionation capacity, net to our share of 6,300 barrels per day.

Sarnia.  The Sarnia Fractionator is the largest fractionation plant in Eastern Canada and receives NGL feedstock from the Enbridge Pipeline, the Kalkaska Pipeline, and from refineries, gas plants and chemical plants in the area.  The fractionation unit has a gross capacity of 120,000 barrels per day and produces specification propane, isobutane, normal butane and natural gasoline. Our ownership in the various processing units at the Sarnia Fractionator ranges from 62% to 84%.

Shafter.  Our Shafter facility located near Bakersfield, California provides isomerization and fractionation services to producers and customers. The primary assets consist of approximately 200,000 barrels of NGL storage and a processing facility with butane isomerization capacity of approximately 14,000 barrels per day and NGL fractionation capacity of approximately 12,000 barrels per day. During 2011, we commenced our Shafter Expansion Project. This project will include the construction of a 15-mile NGL pipeline system that will be capable of delivering up to 10,000 barrels per day from Occidental Petroleum Corporation’s Elk Hills Gas plant to our Shafter facility.  It will also include enhancements to our storage and rail facilities and is expected to be placed into service in the first quarter of 2014.

Rail Facilities

Crude Oil Rail Loading Facilities

We own four active crude oil and condensate rail loading terminals, with one additional terminal being developed. Our active terminals service production in the Niobrara, Eagle Ford and Bakken shale formations and are located in Carr, Colorado; Gardendale, Texas; Manitou, North Dakota; and Van Hook, North Dakota and have a combined loading capacity of approximately 140,000 barrels per day.

During 2012, we began pre-construction activities, which include obtaining necessary permits, on a new rail facility in Tampa, Colorado. This facility will be designed to receive crude oil via truck and pipeline and to load unit trains at a rate of up to 68,000 barrels per day.  We anticipate commencing construction on this project, which is supported by firm contracts, in early-2013, and the facility is expected to be in service by the second half of 2013. In addition, we are currently expanding the Carr, Colorado and Van Hook, North Dakota terminals.  These expansions are expected to be completed in the second half of 2013. After our various terminal expansion and development activities are complete, our expected loading capacity will be over 265,000 barrels per day.

Crude Oil Rail Unloading Facilities

We own one active crude oil rail unloading terminal and have two additional unloading terminals under construction and development. Our terminal at St. James, Louisiana is connected to an active rail unloading facility and has been expanded to unload 52 railcars at a time with capacity to unload 140,000 barrels of sweet crude oil per day.

We are currently developing a crude oil rail facility at our multi-product terminal in Yorktown, Virginia. The rail facility will receive unit trains and is expected to have a capacity of 140,000 barrels per day upon its completion projected to occur during the second half of 2013. In connection with our 2012 acquisition of rail terminals from US Development Group, we acquired a project to construct a crude oil unloading terminal near Bakersfield, California, This project is expected to reach completion during the first half of 2014 at which point this terminal will have capacity to unload 68,000 barrels per day when construction is complete. We expect total unloading capacity of approximately 400,000 barrels per day after our rail unloading projects are in service.

NGL Rail Facilities

We own eighteen operational NGL rail facilities located throughout the United States and Canada that are strategically located near NGL storage, pipelines, gas production or propane distribution centers. Our NGL rail facilities currently have 247 railcar rack spots and 833 railcar storage spots and we have the ability to switch our own rail cars at six of these terminals.

Supply and Logistics Segment

Our supply and logistics segment operations generally consist of the following merchant-related activities:

•                  the purchase of U.S. and Canadian crude oil at the wellhead, the bulk purchase of crude oil at pipeline, terminal and rail facilities, and the purchase of cargos at their load port and various other locations in transit;

•                  the storage of inventory during contango market conditions and the seasonal storage of NGL;

•                  the purchase of NGL from producers, refiners, processors and other marketers;

•                  the resale or exchange of crude oil and NGL at various points along the distribution chain to refiners or other resellers to maximize profits; and

•                  the transportation of crude oil and NGL on trucks, barges, railcars, pipelines and ocean-going vessels to various delivery points, including but not limited to refineries, connecting carriers and fractionation facilities.

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

In addition to substantial working inventories associated with its merchant activities, as of December 31, 2012, our supply and logistics segment also owned significant volumes of crude oil and NGL classified as long-term assets for linefill or minimum inventory requirements under service arrangements with transportation carriers and terminalling providers. The supply and logistics segment also employs a variety of owned or leased physical assets throughout the United States and Canada, including approximately:

•                  11 million barrels of crude oil and NGL linefill in pipelines owned by us;

•                  5 million barrels of crude oil and NGL linefill in pipelines owned by third parties and other long-term inventory;

•                  815 trucks and 926 trailers; and

•                  5,380 railcars (net of railcars subleased to other parties).

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

The following table shows the average daily volume of our supply and logistics activities for the year ended December 31, 2012 (in thousands of barrels per day):

Volumes
Crude oil lease gathering purchases	818
NGL sales	182
Waterborne cargos	3
Supply & Logistics activities total	1,003

Crude Oil and NGL Purchases.  We purchase crude oil and NGL from multiple producers under contracts and believe that we have established long-term, broad-based relationships with the crude oil and NGL producers in our areas of operations. These contracts generally range in term from a thirty-day evergreen to five years, with the majority ranging from thirty days to one year and a limited number of contracts extending to approximately ten years. We utilize our truck fleet and gathering pipelines as well as leased railcars, third-party pipelines, trucks and barges to transport the crude oil to market. In addition, we purchase foreign crude oil. Under these contracts we may purchase crude oil upon delivery in the U.S. or we may purchase crude oil in foreign locations and transport it on third-party tankers.

We purchase NGL from producers, refiners, and other NGL marketing companies under contracts that generally range from immediate delivery to one year in term. We utilize our trucking fleet as well as leased railcars, third-party tank trucks or pipelines to transport NGL.

In addition to purchasing crude oil from producers, we purchase both domestic and foreign crude oil and refined products in bulk at major pipeline terminal locations and barge facilities. We also purchase NGL in bulk at major pipeline terminal points and storage facilities from major integrated oil companies, large independent producers or other NGL marketing companies or processors. Crude oil, refined products and NGL are purchased in bulk when we believe additional opportunities exist to realize margins further downstream in the crude oil, refined products or NGL distribution chain. The opportunities to earn additional margins vary over time with changing market conditions. Accordingly, the margins associated with our bulk purchases will fluctuate from period to period.

Crude Oil and NGL Sales.  The activities involved in the supply, logistics and distribution of crude oil and NGL are complex and require current detailed knowledge of crude oil and NGL sources and end markets, as well as a familiarity with a number of factors including grades of crude oil, individual refinery demand for specific grades of crude oil, area market price structures, location of customers, various modes and availability of transportation facilities and timing and costs (including storage) involved in delivering crude oil and NGL to the appropriate customer.

We sell our crude oil to major integrated oil companies, independent refiners and other resellers in various types of sale and exchange transactions. We sell NGL primarily to retailers and refiners, and limited volumes to other marketers. The contracts generally range in term from a thirty-day evergreen to five years, with the majority ranging from thirty days to one year and a limited number of contracts extending to approximately ten years. We establish a margin for the crude oil and NGL we purchase by entering into physical sales contracts with third parties, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX, ICE or over-the-counter. Through these transactions, we seek to maintain a position that is substantially balanced between purchases and sales and future delivery obligations. From time to time, we enter into various types of sale and exchange transactions including fixed price delivery contracts, floating price collar arrangements, financial swaps and crude oil and NGL-related futures contracts as hedging devices.

Crude Oil and NGL Exchanges.  We pursue exchange opportunities to enhance margins throughout the gathering and marketing process. When opportunities arise to increase our margin or to acquire a grade, type or volume of crude oil or NGL that more closely matches our physical delivery requirement, location or the preferences of our customers, we exchange physical crude oil or NGL, as appropriate, with third parties. These exchanges are effected through contracts called exchange or buy/sell agreements. Through an exchange agreement, we agree to buy crude oil or NGL that differs in terms of geographic location, grade of crude oil or type of NGL, or physical delivery schedule from crude oil or NGL we have available for sale. Generally, we enter into exchanges to acquire crude oil or NGL at locations that are closer to our end markets, thereby reducing transportation costs and increasing our margin. We also exchange our crude oil to be physically delivered at a later date, if the exchange is expected to result in a higher margin net of storage costs, and enter into exchanges based on the grade of crude oil, which includes such factors as sulfur content and specific gravity, in order to meet the quality specifications of our physical delivery contracts. See Note 2 to our Consolidated Financial Statements for further discussion of our accounting for exchange and buy/sell agreements.

Credit.  Our merchant activities involve the purchase of crude oil, natural gas, refined products and NGL for resale and require significant extensions of credit by our suppliers. In order to assure our ability to perform our obligations under the purchase agreements, various credit arrangements are negotiated with our suppliers. These arrangements include open lines of credit and, to a lesser extent, standby letters of credit issued under our hedged inventory facility or our senior unsecured revolving credit facility.

When we sell crude oil, NGL, refined products and natural gas, we must determine the amount, if any, of the line of credit to be extended to any given customer. We manage our exposure to credit risk through credit analysis, credit approvals, credit limits, prepayment, letters of credit and monitoring procedures.

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

We also have credit risk exposure related to our sales of NGL and natural gas; however, because our sales are typically in relatively small amounts to individual customers, we do not believe that these transactions pose a material concentration of credit risk. Typically, we enter into annual contracts to sell NGL on a forward basis, as well as to sell NGL on a current basis to local distributors and retailers. In certain cases our NGL customers prepay for their purchases, in amounts ranging up to 100% of their contracted amounts.

Certain activities in our supply and logistics segment are affected by seasonal aspects, primarily with respect to NGL supply and logistics activities, which generally have higher activity levels during the first and fourth quarters of each year.

Impact of Commodity Price Volatility and Dynamic Market Conditions on Our Business Model

Through our three business segments, we are engaged in the transportation, storage, terminalling and marketing of crude oil, refined products, NGL and natural gas.  The majority of our activities are focused on crude oil, which is the principal feedstock used by refineries in the production of transportation fuels.

Crude oil, NGL, refined products and natural gas commodity prices have historically been very volatile. For example, since the mid-1980s, NYMEX West Texas Intermediate crude oil benchmark prices have ranged from a low of approximately $10 per barrel during 1986 to a high of over $147 per barrel during 2008. During 2012, crude oil prices traded within a range of $77 to $111 per barrel.

Absent extended periods of lower crude oil prices that are below production replacement costs or higher crude oil prices that have a significant adverse impact on consumption, demand for the services we provide in our fee-based transportation and facilities segments and our gross profit from these activities have little correlation to absolute crude oil prices.  Relative contribution levels will vary from quarter-to-quarter due to seasonal and other similar factors, but our fee-based transportation and facilities segments should comprise approximately 70% to 80% of our aggregate base level segment profit.

Base level segment profit from our supply and logistics activities is dependent on our ability to sell crude oil and NGL at prices in excess of our aggregate cost. Although segment profit may be adversely affected during certain transitional periods, our crude oil supply, logistics and distribution operations are not directly affected by the absolute level of crude oil prices, but are affected by overall levels of supply and demand for crude oil and relative fluctuations in market-related indices.

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

In addition to providing a durable base level of cash flow, this approach is also intended to provide opportunities to realize incremental margin during volatile market conditions. For example, if crude oil prices are high relative to historical levels, we may hedge some of our expected pipeline loss allowance barrels, and if crude oil prices are low relative to historical prices, we may hedge a portion of our anticipated diesel purchases needed to operate our trucks and barges.  Also, during periods when supply exceeds the demand for crude oil, NGL or natural gas in the near term, the market for such product is often in contango, meaning that the price for future deliveries is higher than current prices. In a contango market, entities that have access to storage at major trading locations can purchase crude oil, NGL or natural gas at current prices for storage and simultaneously sell forward such products for future delivery at higher prices.  Conversely, when there is a higher demand than supply of crude oil, NGL or natural gas in the near term, the market is backwardated, meaning that the price for future deliveries is lower than current prices.  In a backwardated market, hedged positions established in a contango market can be unwound, with the physical product or futures position sold into the current higher priced market at a level that more than compensates for any loss associated with closing out future delivery obligations.

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

Risk Management

In order to hedge margins involving our physical assets and manage risks associated with our various commodity purchase and sale obligations and, in certain circumstances, to realize incremental margin during volatile market conditions, we use derivative instruments.  We also use various derivative instruments to manage our exposure to interest rate risk and currency exchange rate risk. In analyzing our risk management activities, we draw a distinction between enterprise level risks and trading-related risks. Enterprise level risks are those that underlie our core businesses and may be managed based on management’s assessment of the cost or benefit in doing so. Conversely, trading-related risks (the risks involved in trading in the hopes of generating an increased return) are not inherent in our core business; rather, those risks arise as a result of engaging in the trading activity. Our policy is to manage the enterprise level risks inherent in our core businesses, rather than trying to profit from trading activity. Our commodity risk management policies and procedures are designed to monitor NYMEX, ICE and over the counter positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity, to help ensure that our hedging activities address our risks. Our interest rate and currency exchange rate risk management policies and procedures are designed to monitor our derivative positions and ensure that those positions are consistent with our objectives and approved strategies. We have a risk management function that has direct responsibility and authority for our risk policies, related controls around commercial activities and procedures and certain other aspects of corporate risk management. Our risk management function also approves all new risk management strategies through a formal process. Our approved strategies are intended to mitigate and manage enterprise level risks that are inherent in our core businesses.

Except for pre-defined inventory positions, our policy is generally to structure our purchase and sales contracts so that price fluctuations do not materially affect our operating income, and not to acquire and hold physical inventory or derivatives for the purpose of speculating on outright commodity price changes.

Although we seek to maintain a position that is substantially balanced within our supply and logistics activities, we purchase crude oil, refined products, NGL and natural gas from thousands of locations and may experience net unbalanced positions for short periods of time as a result of production, transportation and delivery variances as well as logistical issues associated with inclement weather conditions and other uncontrollable events that occur within each month. When unscheduled physical inventory builds or draws do occur, they are monitored constantly and managed to a balanced position over a reasonable period of time. This activity is monitored independently by our risk management function and must take place within predefined limits and authorizations.

Geographic Data; Financial Information about Segments

See Note 18 to our Consolidated Financial Statements.

Customers

Marathon Petroleum Corporation and its affiliates accounted for approximately 16%, 16% and 14% of our revenues for the years ended December 31, 2012, 2011 and 2010, respectively. ConocoPhillips Company (prior to the spin-off of Phillips 66, which was effective May 1, 2012) accounted for approximately 10% of our revenues for each of the years ended December 31, 2011 and 2010. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2012, 2011 and 2010. The majority of revenues from these customers pertain to our supply and logistics operations. The sales to these customers occur at multiple locations and we believe that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that we would not be able to identify and access a replacement market at comparable margins.  For a discussion of customers and industry concentration risk, see Note 13 to our Consolidated Financial Statements.

Competition

Competition among pipelines is based primarily on transportation charges, access to producing areas and demand for the crude oil by end users. We believe that high capital requirements, environmental considerations and the difficulty in acquiring rights-of-way and related permits make it unlikely that competing pipeline systems comparable in size and scope to our pipeline systems will be built in the foreseeable future. However, to the extent there are already third-party owned pipelines or owners with joint venture pipelines with excess capacity in the vicinity of our operations, we are exposed to significant competition based on the relatively low cost of moving an incremental barrel of crude oil. In addition, in areas where additional infrastructure is necessary to accommodate new or increased production or changing product flows, we face competition in providing the required infrastructure solutions as well as the risk of building capacity in excess of sustained demand. Depending upon the specific movement, pipelines, which generally offer the lowest cost of transportation, may also face competition from other forms of transportation, such as rail and barge. Although these alternative forms of transportation are typically higher cost, they can provide access to alternative markets at which a higher price may be realized for the commodity being transported, thereby overcoming the increased transportation cost.

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

United States

The HLPSA was amended by the Pipeline Safety Improvement Act of 2002 and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. These amendments have resulted in the adoption of rules by the Department of Transportation (“DOT”) that require transportation pipeline operators to implement integrity management programs, including more frequent inspections, correction of identified anomalies and other measures to ensure pipeline safety in “high consequence areas,” such as high population areas, areas unusually sensitive to environmental damage, and commercially navigable waterways. In the United States, our costs associated with the inspection, testing and correction of identified anomalies were approximately $39 million in 2012, $32 million in 2011 and $31 million in 2010. Based on currently available information, our preliminary estimate for 2013 is that we will incur approximately $21 million in operational expenditures and approximately $38 million in capital expenditures associated with our required pipeline integrity management program. Significant additional expenses could be incurred if new or more stringently interpreted pipeline safety requirements are implemented. Currently, we believe our pipelines are in substantial compliance with HLPSA and the 2002 and 2006 amendments. In addition to required activities, our integrity management program includes several internal programs designed to prevent incidents and includes activities such as automating valves and replacing river crossings. Costs incurred for such activities were approximately $24 million in 2012, $22 million in 2011 and $10 million in 2010, and our preliminary estimate for 2013 is that we will incur approximately $30 million.

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

In December 2009, PHMSA finalized a new rule dictating the shape and content of new control room management programs for hazardous liquid, gas transmission and distribution pipelines.  The rule addresses human factors, including fatigue and other aspects of control room management for pipelines where controllers use supervisory control and data acquisition systems.  The new rule became effective on February 1, 2010 and requires that control room management plans be written by August 1, 2011, which we completed on time. Implementation of certain aspects such as fatigue training for Controllers and Supervisors, Change Management, Operating Experience and establishing Shift Change procedures was required and completed by October 1, 2011.  Implementation of the remaining aspects of the rule was completed by August 1, 2012.

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

The DOT has adopted American Petroleum Institute Standard 653 (“API 653”) as the standard for the inspection, repair, alteration and reconstruction of steel aboveground petroleum storage tanks subject to DOT jurisdiction. API 653 requires regularly scheduled inspection and repair of tanks remaining in service. In the United States, costs associated with this program were approximately $31 million, $22 million and $25 million in 2012, 2011 and 2010, respectively. For 2013, we have budgeted approximately $30 million in connection with continued API 653 compliance activities and similar new EPA regulations for tanks not regulated by the DOT. Certain storage tanks may be taken out of service if we believe the cost of compliance will exceed the value of the storage tanks or replacement tankage may be constructed.

Canada

In Canada, the NEB and provincial agencies such as the Energy Resources Conservation Board (“ERCB”) in Alberta and the Saskatchewan Ministry of Energy and Resources regulate the construction, alteration, inspection and repair of crude oil storage tanks. We have incurred and will continue to incur costs under laws and regulations related to pipeline and storage tank integrity, such as operator competency programs, regulatory upgrades to our operating and maintenance systems and environmental upgrades of buried sump tanks. We spent approximately $80 million in 2012, $35 million in 2011 and $23 million in 2010 on these types of costs. Our preliminary estimate for 2013 is approximately $109 million.

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

Occupational Safety and Health

United States

In the U.S., we are subject to the requirements of the Occupational Safety and Health Act, as amended (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. Certain of our facilities are subject to OSHA Process Safety Management (“PSM”) regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.  These regulations apply to any process which involves a chemical at or above specified thresholds or any process that involves 10,000 pounds or more of a flammable liquid or gas in one location.  We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, recordkeeping requirements and monitoring of occupational exposure to regulated substances.

Canada

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

We are subject to the EPA’s Risk Management Plan regulations at certain facilities. These regulations are intended to work with OSHA’s PSM regulations (see “Occupational Safety and Health” above) to minimize the offsite consequences of catastrophic releases.  The regulations require us to develop and implement a risk management program that includes a five-year accident history, an offsite consequence analysis process, a prevention program and an emergency response program.  We believe we are operating in substantial compliance with our risk management program.

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

In conjunction with our acquisitions, we typically make an assessment of potential environmental exposure and determine whether to negotiate an indemnity, what the terms of any indemnity should be and whether to obtain environmental risk insurance, if available. These contractual indemnifications typically are subject to specific monetary requirements that must be satisfied before indemnification will apply, and have term and total dollar limits. For instance, in connection with the purchase of former Texas New Mexico (“TNM”) pipeline assets from Link Energy LLC (“Link”) in 2004, we identified a number of environmental liabilities for which we received a purchase price reduction from Link and recorded a total environmental reserve of $20 million, of which we agreed in an arrangement with TNM to bear the first $11 million in costs of pre-May 1999 environmental issues. TNM also agreed to pay all costs in excess of $20 million (excluding certain deductibles). TNM’s obligations are guaranteed by Shell Oil Products (“SOP”). As of December 31, 2012, we had incurred approximately $24 million of remediation costs associated with these sites, while SOP’s share has been approximately $13 million.

Other assets we have acquired or will acquire in the future may have environmental remediation liabilities for which we are not indemnified.

We have in the past experienced and in the future likely will experience releases of crude oil into the environment from our pipeline and storage operations. We also may discover environmental impacts from past releases that were previously unidentified.

Air Emissions

Our U.S. operations are subject to the U.S. Clean Air Act (“Clean Air Act”), comparable state laws and associated state and federal regulations. Our Canadian operations are subject to federal and provincial air emission regulations. In 2010, the Canadian Council of Ministers of the Environment agreed to move forward to finalize a new air quality management system.  The new Canadian standards for air quality and industrial air emissions are currently in development, with implementation expected to begin in 2013. Under these laws, permits may be required before construction can commence on a new or modified source of potentially significant air emissions, and operating permits may be required for sources already constructed. We may be required to incur certain capital and operating expenditures in the next several years to install air pollution control equipment and otherwise comply with more stringent federal, state, provincial and regional air emissions control requirements when we attempt to obtain or maintain permits and approvals for sources of air emissions. Although we believe that our operations are in substantial compliance with these laws in the areas in which we operate, we can provide no assurance that future compliance obligations will not have a material adverse effect on our financial condition or results of operations.

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

In April 2010, Environment Canada proposed the Passenger Automobile and Light Truck Greenhouse Gas Emission Regulations under the Canadian Environmental Protection Act (“CEPA”). Transportation is one of the largest sources of GHG emissions in Canada, accounting for about 27% of total GHG emissions in 2007. Passenger cars and light trucks account for approximately 12% of total GHG emissions or 45% of transportation emissions. The objective of the proposed regulations is to reduce GHG emissions by establishing mandatory GHG emission standards for new vehicles of the 2011 and later model years that are aligned with U.S. standards. The alignment of vehicle emission standards across North America will provide a level playing field for North American automobile manufacturers. The governments of Canada and the U.S. are consulting to develop aligned regulations to reduce emissions from heavy-duty trucks. In December 2010, the Canadian federal government finalized the Renewable Fuel Regulations under CEPA. These regulations require an annual average renewable content of five percent in gasoline and required a two percent renewable content in diesel fuel and heating oil by 2011. These requirements are further intended to reduce GHG emissions in the transportation sector. No other regulatory initiatives to reduce GHG emissions in the truck transportation sector have been announced.

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

In 2010, the EPA promulgated regulations establishing Title V and Prevention of Significant Deterioration permitting requirements for large sources of GHG’s.  Fewer than ten of our existing facilities are potential major sources of GHG subject to these permitting requirements.  We may be required to install “best available control technology” to limit emissions of GHG’s from any new or significantly modified facilities that we may seek to construct in the future if they would otherwise emit large volumes of GHG’s.  The EPA is in the process of identifying what constitutes best available control technology for various sources of GHG emissions, but it appears likely that the agency will seek to impose efficient combustion requirements on sources that burn large volumes of fossil fuels rather than post-combustion GHG capture requirements.  If the EPA imposes efficient combustion requirements, we do not anticipate that they will have an adverse effect on the cost of our operations.

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

The WCI originally included several U.S. states and Canadian provinces, either as full voting members or observers.  Most U.S. states have withdrawn from WCI, with California the sole remaining member from the U.S.  California has implemented a GHG cap-and-trade program, authorized under Assembly Bill 32 (“AB32”).  The California Air Resources Board has published a list of facilities expected to be subject to this program.  At this time, the list only includes one of our facilities, the Lone Star Gas Liquids facility in Shafter, California. The rules implementing the AB32 program were finalized in December 2011, and the first auction of GHG emission credits was conducted in the fall of 2012, with the average credit selling for $10.09 per ton.    The compliance requirements of the GHG cap-and-trade program will not kick in until 2013 and we do not anticipate any problems in complying with those obligations going forward or for such impacts to be material.

Although it is not possible at this time to predict how legislation or new regulations that may be adopted to address GHG emissions would impact our business, any such future laws and regulations could result in increased compliance costs or additional operating restrictions, and could have a material adverse effect on our business, financial condition, demand for our services, results of operations, and cash flows. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climate events that could have an adverse effect on our assets and operations.

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

Water

The Federal Water Pollution Control Act, as amended, also known as the Clean Water Act (“CWA”), and analogous state and Canadian federal and provincial laws impose restrictions and strict controls regarding the discharge of pollutants into navigable waters of the United States and Canada, as well as state and provincial waters. See “—Pipeline Safety/Pipeline and Storage Tank Integrity Management” above and Note 16 to our Consolidated Financial Statements. Federal, state and provincial regulatory agencies can impose administrative, civil and/or criminal penalties for non-compliance with discharge permits or other requirements of the CWA.

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

With respect to our new pipeline construction activities and maintenance on our existing pipelines, Section 404 of the CWA authorizes the Army Corps of Engineers (“Corps”) to permit the discharge of dredged or fill materials into “navigable waters,” which are defined as “the waters of the United States.”  Section 404 (e) authorizes the Corps to issue permits on a nationwide basis for categories of discharges that have no more than minimal individual or cumulative environmental effects.  For the past 35 years, the Corps has authorized construction, maintenance and repair of pipelines under a streamlined nationwide permit program known as Nationwide Permit 12 (“NWP”).  In a June 2012 lawsuit (Sierra Club v. Bostick), to which we are not a party, plaintiff seeks to have the court strike down the NWP.   NWP is supported by strong statutory and regulatory history and was originally approved by Congress in 1977.  In the event the court rules in favor of the plaintiff and wholly or partially strikes down NWP, which we believe is unlikely, we could face significant delays and financial costs when seeking project approvals.

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

State Regulation.  Our intrastate liquids pipeline transportation activities are subject to various state laws and regulations, as well as orders of state regulatory bodies, including the Railroad Commission of Texas (“TRRC”) and the California Public Utility

Commission (“CPUC”). The CPUC prohibits certain of our subsidiaries from acting as guarantors of our senior notes and credit facilities.

Regulation of OCS Pipelines.  The Outer Continental Shelf Lands Act requires that all pipelines operating on or across the OCS provide open access, non-discriminatory transportation service. In June 2008, the Minerals Management Service (now replaced by the Bureau of Ocean Energy Management, Regulation and Enforcement) issued a final rule establishing formal and informal complaint procedures for shippers that believe they have been denied open and nondiscriminatory access to transportation on the OCS. We do not expect the rule to have a material impact on our operations or results.

Energy Policy Act of 1992 and Subsequent Developments.  In October 1992, Congress passed the Energy Policy Act of 1992 (“EPAct”), which, among other things, required the FERC to issue rules to establish a simplified and generally applicable ratemaking methodology for petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. The FERC responded to this mandate by establishing a formulaic methodology for petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. The FERC reviews the formula every five years. Effective July 1, 2011, the annual index adjustment for the five year period ending June 30, 2016 will equal the producer price index for finished goods for the applicable year plus an adjustment factor of 2.65 percent. Pipelines may raise their rates to the rate ceiling level generated by application of the annual index adjustment factor each year; however, a shipper may challenge such increase if the increase in the pipeline’s rates was substantially in excess of the actual cost increases incurred by the pipeline during the relevant year. If FERC’s annual index adjustment reduces the ceiling level such that it is lower than a pipeline’s filed rate, the pipeline must reduce its rate to conform with the lower ceiling unless doing so would reduce a rate “grandfathered” by the EPAct (see below) to below the grandfathered level. A pipeline must, as a general rule, use the indexing methodology to change its rates. The FERC, however, retained cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach that may be used in certain specified circumstances. Because the indexing methodology for the next five-year period is tied to an inflation index and is not based on pipeline-specific costs, the indexing methodology could hamper our ability to recover cost increases.

Under the EPAct, petroleum pipeline rates in effect for the 365-day period ending on the date of enactment of EPAct are deemed to be just and reasonable under the ICA, if such rates had not been subject to complaint, protest or investigation during such 365-day period. Generally, complaints against such “grandfathered” rates may only be pursued if the complainant can show that a substantial change has occurred since the enactment of EPAct in either the economic circumstances of the oil pipeline or in the nature of the services provided that were a basis for the rate. EPAct places no such limit on challenges to a provision of an oil pipeline tariff as unduly discriminatory or preferential.

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

Our Pipelines.  The FERC generally has not investigated rates of liquids pipelines on its own initiative when those rates have not been the subject of a protest or complaint by a shipper. The majority of our transportation segment profit in the U.S. is produced by rates that are either grandfathered or set by agreement with one or more shippers. In Canada, rates are set to cover operating costs and a return on capital, without specific agreements with shippers.  Shippers may make application to federal or provincial regulatory agencies if they disagree with rates that have been set.

Trucking Regulation

United States

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

Canada

Our trucking assets in Canada are subject to regulation by both federal and provincial transportation agencies in the provinces in which they are operated. These regulatory agencies do not set freight rates, but do establish and administer rules and regulations relating to other matters including equipment, facility inspection, reporting and safety. We are licensed to operate both intra and inter provincially under the direction of the National Safety Code (NSC) that is administered by Transport Canada.  Our for-hire service is primarily the transportation of crude oil, condensates and NGL.  We are required under the NCS among other things to monitor: (i) driver operations, (ii) log book maintenance, (iii) truck manifest preparations, (iv) safety placard placement on the trucks and trailers, (v) operation and equipment safety and (vi) many other aspects of trucking operations.  We are also subject to Occupational Health and Safety regulations with respect to our trucking operations.

Railcar Regulation

We operate a number of railcar loading and unloading facilities, and lease a significant number of railcars, in the United States and Canada.  Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration, as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada.  We believe that our railcar operations are in substantial compliance with all existing federal, state, and local regulations.

Cross Border Regulation

As a result of our cross border activities, including importation of crude oil, NGL and natural gas between the United States and Canada, we are subject to a variety of legal requirements pertaining to such activities including export/import license requirements, tariffs, Canadian and U.S. customs and taxes and requirements relating to toxic substances. U.S. legal requirements relating to these activities include regulations adopted pursuant to the Short Supply Controls of the Export Administration Act, the North American Free Trade Agreement and the Toxic Substances Control Act. Violations of these licensing, tariff and tax reporting requirements or failure to provide certifications relating to toxic substances could result in the imposition of significant administrative, civil and criminal penalties. Furthermore, the failure to comply with U.S., Canadian, state, provincial and local tax requirements could lead to the imposition of additional taxes, interest and penalties.

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

Natural Gas Storage Regulation

PNG is subject to extensive laws and regulations.  PNG’s natural gas storage operations are subject to regulatory oversight by numerous federal, state and local regulatory agencies, many of which are authorized by statute to issue, and have issued, rules and regulations binding on the natural gas storage and pipeline industry, related businesses and market participants.  The failure to comply with such laws and regulations can result in substantial penalties and fines.  The regulatory burden increases our cost of doing business and, consequently, affects our profitability.  Our historical and projected operating costs reflect the recurring costs resulting from compliance with these regulations, and we do not anticipate material expenditures in excess of these amounts in the absence of future acquisitions or changes in regulation, or discovery of existing but unknown compliance issues.  We do not believe that we are affected by applicable laws and regulations in a significantly different manner than are our competitors.

The following is a summary of the kinds of regulation that may impact our natural gas storage operations.  However, our unitholders should not rely on such discussion as an exhaustive review of all regulatory considerations affecting our natural gas storage operations.

Our natural gas storage facilities provide natural gas storage services in interstate commerce and are subject to comprehensive regulation by the FERC under the Natural Gas Act of 1938 (“NGA”).  Pursuant to the NGA and FERC regulations, storage providers are prohibited from making or granting any undue preference or advantage to any person or subjecting any person to any undue prejudice or disadvantage or from maintaining any unreasonable difference in rates, charges, service, facilities, or in any other respect.  The terms and conditions for services provided by our facilities are set forth in FERC approved tariffs.  We have been granted market-based rate authorization for the services that our facilities provide.  Market-based rate authority allows us to negotiate rates with individual customers based on market demand.

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

Operational Hazards and Insurance

Pipelines, terminals, trucks or other facilities or equipment may experience damage as a result of an accident or natural disaster. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. Since the time we and our predecessors commenced midstream crude oil activities in the early 1990s, we have maintained insurance of various types and varying levels of coverage that we consider adequate under the circumstances to cover our operations and properties. The insurance policies are subject to deductibles and retention levels that we consider reasonable and not excessive. However, such insurance does not cover every potential risk associated with operating pipelines, terminals and other facilities, including the potential loss of significant revenues. Consistent with insurance coverage generally available to the industry, in certain circumstances our insurance policies provide limited coverage for losses or liabilities relating to gradual pollution, with broader coverage for sudden and accidental occurrences. Over the last several years, our operations have expanded significantly, with total assets increasing over thirty times since the end of 1998. At the same time that the scale and scope of our business activities have expanded, the breadth and depth of the available insurance markets have contracted. The overall cost of such insurance as well as the deductibles and overall retention levels that we maintain have increased. As a result, we have elected to self-insure more activities against certain of these operating hazards and expect this trend will continue in the future. Due to the events of September 11, 2001, insurers have excluded acts of terrorism and sabotage from our insurance policies. We have elected to purchase a separate insurance policy for acts of terrorism and sabotage.

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

Employees and Labor Relations

To carry out our operations, our general partner or its affiliates (including Plains Midstream Canada) employed approximately 4,700 employees at December 31, 2012. None of the employees of our general partner are subject to a collective bargaining agreement, except for eight employees covered by an agreement scheduled for renegotiation in September 2015 and another nine employees covered by another agreement scheduled for renegotiation in September 2013. Our general partner considers its employee relations to be good.

Summary of Tax Considerations

The following is a brief summary of material tax considerations of owning and disposing of common units, however, the tax consequences of ownership of common units depends in part on the owner’s individual tax circumstances. It is the responsibility of each unitholder, either individually or through a tax advisor, to investigate the legal and tax consequences, under the laws of pertinent U.S. federal, states and localities, as well as Canada and the Canadian provinces, of the unitholder’s investment in us. Further, it is the responsibility of each unitholder to file all U.S. federal, Canadian, state, provincial and local tax returns that may be required of the unitholder.  Also see Item 1A. “Risk Factors—Tax Risks to Common Unitholders.”

Partnership Status; Cash Distributions

We are treated for federal income tax purposes as a partnership based upon our meeting the “Qualifying Income Exception” imposed by Section 7704 of the Internal Revenue Code (the “Code”), which we must meet each year. The owners of our common units are considered partners in the Partnership so long as they do not loan their common units to others to cover short sales or otherwise dispose of those units. Accordingly, we are not liable for U.S. federal income taxes, and a common unitholder is required to report on the unitholder’s federal income tax return the unitholder’s share of our income, gains, losses and deductions. In general, cash distributions to a common unitholder are taxable only if, and to the extent that, they exceed the tax basis in the common units held. In certain cases, we are subject to, or have paid Canadian income and withholding taxes. Canadian withholding taxes are due on intercompany interest payments and dividend payments and are treated as income tax expenses as a result of our restructuring of how we hold our Canadian investment on January 1, 2011.  Unitholders may be eligible for foreign tax credits with respect to allocable Canadian withholding and income taxes paid.

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

In addition to the basis and at-risk limitations described above, a passive activity loss limitation generally limits the deductibility of losses incurred by individuals, estates, trusts, some closely-held corporations and personal service corporations from “passive activities” (generally, trade or business activities in which the taxpayer does not materially participate). The passive loss limitations are applied separately with respect to each publicly-traded partnership. Consequently, any passive losses we generate will be available to offset only passive income generated by us, and will not be available to offset your income from other passive activities or investments, including your investments in other publicly traded partnerships (including PAA Natural Gas Storage, L.P.) or your salary, active business or other income. The application of the passive loss limitations to tiered partnerships is uncertain. However, we will take the position that any passive losses we generate that are reasonably allocable to our investment in any publicly-traded partnership (such as PAA Natural Gas Storage, L.P.) in which we own an interest will only be available to offset its passive income generated in the future, and will not be available to offset our income from any other passive activities. Passive losses that exceed a unitholder’s share of passive income we generate may be deducted in full when the unitholder disposes of all of its units in a fully taxable transaction with an unrelated party. The passive activity loss rules are generally applied after other applicable limitations on deductions, including the at risk and basis limitations.

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

State, Local and Other Tax Considerations

In addition to federal income taxes, unitholders will likely be subject to other taxes, including state and local income taxes, unincorporated business taxes, and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which a unitholder resides or in which we conduct business or own property. We own property and conduct business in most states in the

United States as well as several provinces in Canada. A unitholder may also be required to file state income tax returns and to pay taxes in various states, even if they do not live in those jurisdictions. As a result of an organizational restructuring of our Canadian entities as of January 1, 2011, our Canadian-source income will pass through a taxable entity and thus will not be subject to Canadian filing obligations for our unitholders. For 2010 and prior years, a unitholder was required to file Canadian federal income tax returns and to pay Canadian federal and provincial income taxes in respect of our Canadian source income earned by partnership entities that were pass-through entities for tax purposes. Unitholders who are not resident in the United States may have additional tax reporting and payment requirements.

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

We have a number of organic growth projects that involve the construction of new midstream energy infrastructure assets or the expansion or modification of existing assets. Many of these projects involve numerous regulatory, environmental, commercial, economic, weather-related, political and legal uncertainties that are beyond our control, including the following:

•                  As these projects are undertaken, required approvals, permits and licenses may not be obtained, may be delayed or may be obtained with conditions that materially alter the expected return associated with the underlying projects;

•                  Despite the fact that we will expend significant amounts of capital during the construction phase of these projects, revenues associated with these organic growth projects will not materialize until the projects have been completed and placed into commercial service, and the amount of revenue generated from these projects could be significantly lower than anticipated for a variety of reasons;

•                  We may not be able to secure, or we may be significantly delayed in obtaining, all of the rights of way or other real property interests we need to complete such projects, or the costs we incur in order to obtain such rights of way or other interests may be greater than we anticipated;

•                  We may construct pipelines, facilities or other assets in anticipation of market demand that dissipates or market growth that never materializes;

•                  Due to unavailability or costs of materials, supplies, power, labor or equipment, the cost of completing these projects could turn out to be significantly higher than we budgeted and the time it takes to complete construction of these projects and place them into commercial service could be significantly longer than planned; and

•                  The completion or success of our projects may depend on the completion or success of third party facilities over which we have no control.

As a result of these uncertainties, the anticipated benefits associated with our capital projects may not be achieved.  In turn, this could negatively impact our cash flow and our ability to make or increase cash distributions to our partners.

Our results of operations are influenced by the overall forward market for crude oil, and certain market structures or the absence of pricing volatility may adversely impact our results.

Results from our supply and logistics segment are influenced by the overall forward market for crude oil. A contango market is favorable to commercial strategies that are associated with storage capacity as it allows a party to simultaneously purchase crude oil at current prices for storage and sell at higher prices for future delivery. Wide contango spreads combined with price structure volatility generally have a favorable impact on our results. A backwardated market (meaning that the price of crude oil for future deliveries is lower than current prices) has a positive impact on lease gathering margins because crude oil gatherers can capture a premium for prompt deliveries; however, in this environment there is little incentive to store crude oil as current prices are above future delivery prices. In either case, margins can be improved when prices are volatile. The periods between these two market structures are referred to as transition periods. If the market is in a backwardated to transitional structure, our results from our supply and logistics segment may be less than those generated during the more favorable contango market conditions. Additionally, a prolonged transition period or a lack of volatility in the pricing structure may further negatively impact our results. Depending on the overall duration of these transition periods, how we have allocated our assets to particular strategies and the time length of our crude oil purchase and sale contracts and storage lease agreements, these transition periods may have either an adverse or beneficial effect on our aggregate segment profit. A prolonged transition from a backwardated market to a contango market, or vice versa (essentially a market that is neither in pronounced backwardation nor contango), represents the least beneficial environment for our supply and logistics segment.

A natural disaster, catastrophe, terrorist attack or other event, including attacks on our electronic and computer systems, could interrupt our operations and/or result in severe personal injury, property damage and environmental damage, which could have a material adverse effect on our financial position, results of operations and cash flows.

Some of our operations involve risks of personal injury, property damage and environmental damage, which could curtail our operations and otherwise materially adversely affect our cash flow. Virtually all of our operations are exposed to potential natural disasters, including hurricanes, tornadoes, storms, floods and/or earthquakes. The location of our assets and our customers’ assets in the U.S. Gulf Coast region makes them particularly vulnerable to hurricane or tropical storm risk. In addition, since the September 11, 2001 terrorist attacks, the U.S. government has issued warnings that energy assets, specifically the nation’s pipeline infrastructure, may be future targets of terrorist organizations. Terrorists may target our physical facilities and hackers may attack our electronic and computer systems.

If one or more of our facilities, including electronic and computer systems, or any facilities or businesses that deliver products, supplies or services to us or that we rely on in order to operate our business, are damaged by severe weather or any other disaster, accident, catastrophe, terrorist attack or event, our operations could be significantly interrupted. These interruptions could involve significant damage or injury to people, property or the environment, and repairs could take from a week or less for minor incidents to six months or more for major interruptions. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our cash available for paying distributions and, accordingly, adversely affect our financial condition and the market price of our securities.

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

We continuously consider potential acquisitions and opportunities for organic growth projects. Acquisition transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. Our ability to fund our capital projects and make acquisitions depends on whether we can access the necessary financing to fund these activities.  Any limitations on our access to capital or increase in the cost of that capital could significantly impair our growth strategy. Our ability to maintain our targeted credit profile, including maintaining our credit ratings, could affect our cost of capital as well as our ability to execute our growth strategy. In addition, a variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, changes in key benchmark interest rates, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets.

Due to these factors, we cannot be certain that funding for our capital needs will be available from bank credit arrangements or capital markets on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to implement our development plans, enhance our existing business, complete acquisitions and construction projects, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Loss of our investment grade credit rating or the ability to receive open credit could negatively affect our ability to purchase crude oil, natural gas and NGL supplies or to capitalize on market opportunities.

We believe that, because of our strategic asset base and complementary business model, we will continue to benefit from swings in market prices and shifts in market structure during periods of volatility in the crude oil, natural gas and NGL markets. The extent to which we are able to capture that benefit, however, is subject to numerous risks and uncertainties, including whether we will be able to maintain an attractive credit rating and continue to receive open credit from our suppliers and trade counterparties. Our senior unsecured debt is currently rated as “investment grade” by Standard & Poor’s and Moody’s Investors Service.  A downgrade by either of such rating agencies could increase our borrowing costs, reduce our borrowing capacity and cause our counterparties to reduce the amount of open credit we receive from them.  This could negatively impact our ability to capitalize on market opportunities. For example, our ability to utilize our crude oil storage capacity for merchant activities to capture contango market opportunities (meaning that the price of crude oil for future deliveries is higher than current prices) is dependent upon having adequate credit facilities, both in terms of the total amount of credit facilities and the cost of such credit facilities, which enables us to finance the storage of the crude oil from the time we complete the purchase of the oil until the time we complete the sale of the oil.

We are exposed to the credit risk of our customers in the ordinary course of our business activities.

Risks of nonpayment and nonperformance by customers are a significant consideration in our business.  Although we have credit risk management policies and procedures that are designed to mitigate and limit our exposure in this area, there can be no assurance that we have adequately assessed and managed the creditworthiness of our existing or future counterparties or that there will not be an unanticipated deterioration in their creditworthiness or unexpected instances of nonpayment or nonperformance, all of which could have an adverse impact on our cash flow and our ability to pay or increase our cash distributions to our partners.

In those cases in which we provide division order services for crude oil purchased at the wellhead, we may be responsible for distribution of proceeds to all parties. In other cases, we pay all of or a portion of the production proceeds to an operator who distributes these proceeds to the various interest owners. These arrangements expose us to operator credit risk, and there can be no assurance that we will not experience losses in dealings with such operators and other parties.

Our risk policies cannot eliminate all risks. In addition, any non-compliance with our risk policies could result in significant financial losses.

Generally, it is our policy that we establish a margin for crude oil or other products we purchase by selling such products for physical delivery to third-party users, or by entering into a future delivery obligation under derivative contracts. Through these transactions, we seek to maintain a position that is substantially balanced between purchases on the one hand, and sales or future delivery obligations on the other hand. Our policy is not to acquire and hold physical inventory or derivative products for the purpose of speculating on commodity price changes. These policies and practices cannot, however, eliminate all risks. For example, any event that disrupts our anticipated physical supply of crude oil or other products could expose us to risk of loss resulting from price changes. We are also exposed to basis risk when crude oil or other products are purchased against one pricing index and sold against a different index. Moreover, we are exposed to some risks that are not hedged, including risks on certain of our inventory, such as linefill, which must be maintained in order to transport crude oil on our pipelines. In an effort to maintain a balanced position, specifically authorized personnel can purchase or sell an aggregate limit of up to 800,000 barrels of crude oil, refined products and NGL. Although this activity is monitored independently by our risk management function, it exposes us to risks within predefined limits and authorizations.

In addition, our operations involve the risk of non-compliance with our risk policies. We have taken steps within our organization to implement processes and procedures designed to detect unauthorized trading; however, we can provide no assurance that these steps will detect and prevent all violations of our risk policies and procedures, particularly if deception, collusion or other intentional misconduct is involved.

Our operations are also subject to laws and regulations relating to protection of the environment and wildlife, operational safety, climate change and related matters that may expose us to significant costs and liabilities.

Our operations involving the storage, treatment, processing, and transportation of liquid hydrocarbons, including crude oil, NGL and refined products, as well as our operations involving the storage of natural gas, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment. Our operations are also subject to laws and regulations relating to protection of the environment and wildlife, operational safety, climate change and related matters. Compliance with all of these laws and regulations increases our overall cost of doing business, including our capital costs to construct, maintain and upgrade equipment and facilities. For example, the adoption of legislation or regulatory programs to reduce emissions of greenhouse gases, including cap and trade programs, could require us to incur increased operating costs, such as costs to purchase and operate emissions control systems, to acquire emissions allowances or comply with new regulatory or reporting requirements. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial liabilities, the issuance of injunctions that may subject us to additional operational requirements and constraints, or claims of damages to property or persons resulting from our operations. The laws and regulations applicable to our operations are subject to change and interpretation by the relevant governmental agency, including the possibility that exemptions we currently qualify for may be modified or changed in ways that require us to incur significant additional compliance costs. Any such change or interpretation adverse to us could have a material adverse effect on our operations, revenues, expenses and profitability.

We have a history of incremental additions to the miles of pipelines we own. We have also increased our terminal and storage capacity and operate several facilities on or near navigable waters and domestic water supplies. Although we have implemented programs intended to maintain the integrity of our assets (discussed below), as we acquire additional assets we historically have observed an increase in the number of releases of liquid hydrocarbons into the environment. These releases expose us to potentially substantial expense, including clean-up and remediation costs, fines and penalties, and third party claims for personal injury or property damage related to past or future releases. Some of these expenses could increase by amounts disproportionately higher than the relative increase in pipeline mileage and the increase in revenues associated therewith. Our refined products pipeline and terminal assets are also subject to significant compliance costs and liabilities. In addition, because of their increased volatility and tendency to migrate farther and faster than crude oil, releases of refined products into the environment can have a more significant impact than crude oil and require significantly higher expenditures to respond and remediate. The incurrence of such expenses not covered by insurance, indemnity or reserves could materially adversely affect our results of operations.

We currently devote substantial resources to comply with DOT-mandated pipeline integrity rules. The 2006 Pipeline Safety Act requires the DOT to issue regulations for certain pipelines that were not previously subject to regulation. The DOT regulations include requirements for the establishment of pipeline integrity management programs and for protection of “high consequence areas” where a pipeline leak or rupture could produce significant adverse consequences. We have also developed and implemented certain pipeline integrity measures that go beyond regulatory mandate, some of which are now incorporated into the 2010 Consent Decrees. See Items 1 and 2. “Business and Properties—Regulation.”

The acquisitions we have completed over the last several years have included pipeline assets with varying ages and maintenance and operational histories. Accordingly, for 2013 and beyond, we will continue to focus on pipeline integrity management as a primary operational emphasis. In that regard, we have implemented programs intended to maintain the integrity of our assets, with a focus on risk reduction through testing, enhanced corrosion control, leak detection, and damage prevention. We have an internal review process pursuant to which we examine various aspects of our pipeline and gathering systems that are not subject to the DOT pipeline integrity management mandate. The purpose of this process is to review the surrounding environment, condition and operating history of these pipeline and gathering assets to determine if such assets warrant additional investment or replacement. Accordingly, in addition to potential cost increases related to unanticipated regulatory changes or injunctive remedies resulting from regulatory agency enforcement actions, we may elect (as a result of our own internal initiatives) to spend substantial sums to ensure the integrity of and upgrade our pipeline systems to maintain environmental compliance and, in some cases, we may take pipelines out of service if we believe the cost of upgrades will exceed the value of the pipelines. We cannot provide any assurance as to the ultimate amount or timing of future pipeline integrity expenditures but any such expenditures could be significant. See Item 3. “Legal Proceedings—Environmental.”

Our profitability depends on the volume of crude oil, refined product, natural gas and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our facilities, which can be negatively impacted by a variety of factors outside of our control.

Our profitability could be materially impacted by a decline in the volume of crude oil, natural gas, refined product and NGL transported, gathered, stored or processed at our facilities. A material decrease in crude oil or natural gas production or crude oil refining, as a result of depressed commodity prices, natural decline rates attributable to oil and natural reservoirs, a decrease in exploration and development activities, supply disruptions, economic conditions or otherwise, could result in a decline in the volume of crude oil, natural gas, refined product or NGL handled by our facilities and other energy logistics assets.

For example, a portion of our transportation segment profit is derived from pipeline transportation tariffs associated with the Santa Ynez and Point Arguello fields located offshore California and the onshore fields in the San Joaquin Valley. We expect that there will continue to be natural production declines from each of these fields as the underlying reservoirs are depleted. In addition, any significant production disruption from OCS fields and the San Joaquin Valley due to production problems, transportation problems, earthquakes or other reasons could have a material adverse effect on our business.

In addition, catastrophic accidents, such as the explosion and sinking of the Deepwater Horizon drilling rig in the Gulf of Mexico and the resulting oil spill, could lead to increased governmental regulation of our industry’s operations in a number of areas, including health and safety, environmental, and licensing, any of which could restrict the supply of crude oil available for transportation and have a negative impact on our profitability.

Also, third-party shippers generally do not have long-term contractual commitments to ship crude oil on our pipelines. A decision by a shipper to substantially reduce or cease to ship volumes of crude oil on our pipelines could cause a significant decline in our revenues.

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

Fluctuations in demand, which can be caused by a variety of factors outside of our control, can negatively affect our operating results.

Demand for crude oil and other hydrocarbon products we handle is dependent upon a variety of factors, including price, the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation, including climate change regulations, and technological advances in fuel economy and energy generation devices. For example, the adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could increase the cost of consuming crude oil and other hydrocarbon products, thereby causing a reduction in the demand for such products. Demand also depends on the ability and willingness of shippers having access to our transportation assets to satisfy their demand by deliveries through those assets.

Fluctuations in demand for crude oil, such as those caused by refinery downtime or shutdowns, can have a negative effect on our operating results. Specifically, reduced demand in an area serviced by our transportation systems will negatively affect the throughput on such systems. Although the negative impact may be mitigated or overcome by our ability to capture differentials created by demand fluctuations, this ability is dependent on location and grade of crude oil, and thus is unpredictable.

Fluctuations in demand for NGL products, whether because of general or industry specific economic conditions, new government regulations, global competition, reduced demand by consumers for products made with NGL products, increased competition from petroleum-based feedstocks due to pricing differences, mild winter weather for some NGL products, particularly propane, or other reasons, could result in a decline in the volume of NGL products we handle or a reduction of the fees we charge for our services. Also, increased supply of NGL products could reduce the value of NGL we handle and reduce the margins realized by us. Specifically, our NGL products and their demand are affected as follows:

Ethane.  Ethane is typically supplied as purity ethane and as part of an ethane-propane mix. Ethane is primarily used in the petrochemical industry as feedstock for ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. Although ethane is typically extracted as part of the mixed NGL stream at gas processing plants, if natural gas prices increase significantly in relation to NGL product prices or if the demand for ethylene falls, it may be more profitable for natural gas processors to leave the ethane in the natural gas stream thereby reducing the volume of NGL delivered for fractionation and marketing.

Propane.  Propane is used as a petrochemical feedstock in the production of ethylene and propylene, as a heating, engine and industrial fuel, and in agricultural applications such as crop drying. Changes in demand for ethylene and propylene could also adversely affect demand for propane. The demand for propane as a heating fuel is significantly affected by weather conditions. The volume of propane sold is at its highest during the six-month peak heating season of October through March. Demand for propane may be reduced during periods of warmer-than-normal weather.

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

NGL and products produced from NGL also compete with products from global markets. Any reduced demand or increased supply for ethane, propane, normal butane, iso-butane or natural gasoline in the markets we access for any of the reasons stated above could adversely affect demand for the services we provide as well as NGL prices, which could negatively impact our operating results.

Our assets are subject to federal, state and provincial regulation. Rate regulation or a successful challenge to the rates we charge on our U.S. and Canadian pipeline systems may reduce the amount of cash we generate.

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

Our sales of oil, natural gas, NGL and other energy commodities, and related transportation and hedging activities, expose us to potential regulatory risks.

The Federal Trade Commission, the FERC and the Commodity Futures Trading Commission hold statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical sales of oil, natural gas, NGL or other energy commodities, and any related transportation and/or hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority.  Our sales may also be subject to certain reporting and other requirements. Additionally, to the extent that we enter into transportation contracts with natural gas pipelines that are subject to FERC regulation, we are subject to FERC requirements related to the use of such capacity. Any failure on our part to comply with the regulations and policies of the FERC, the Federal Trade Commission or the Commodity Futures Trading Commission could result in the imposition of civil and criminal penalties. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

The adoption and implementation of new statutory and regulatory requirements for derivative transactions could have an adverse impact on our ability to hedge risks associated with our business and increase the working capital requirements to conduct these activities.

The Dodd Frank Wall Street Reform and Consumer Protection Act enacted in 2010 (the “Dodd Frank Act”) provides for new statutory and regulatory requirements for swaps and other financial derivative transactions, including oil and gas hedging transactions. The Dodd Frank Act requires the CFTC, federal regulators of banks and other financial institutions, or the prudential regulators, and the SEC to promulgate rules implementing the new law.

In its rulemaking under the Dodd Frank Act the CFTC has issued final regulations to set position limits for certain futures and option contracts in the major energy markets and for swaps that are their economic equivalents. However, the position limits rule was vacated by the United States District Court for the District of Colombia in September 2012 and the CFTC has stated that it will appeal the District Court’s decision. The CFTC also has finalized other regulations, including critical rulemakings on the definition of “swap”, “security-based swap”, “swap dealer” and “major swap participant”.  The CFTC also has issued rules that will require certain derivatives transactions to comply with clearing and trade-execution requirements (or take steps to qualify for an exemption to such requirements).   The CFTC has not yet released final rules on margin or collateral requirements, and it is possible that any new rules will increase the amount of cash or collateral required to support exchange and over-the-counter derivative transactions.  Other regulations also remain to be finalized, and the CFTC recently has delayed the compliance dates for various regulations already finalized.   The Dodd Frank Act also may require the counterparties to our derivative instruments to spin off some of their derivatives activities to a separate entity, which may not be as creditworthy as the current counterparty.  As a result it is not possible at this time to predict with certainty the full effects of the Dodd Frank Act and CFTC rules on us and the timing of such effects.

The majority of our financial derivative transactions used for hedging purposes are currently executed and cleared over exchanges that already require the posting of margins or letters of credit based on initial and variation margin requirements. Depending on the rules and definitions adopted by the CFTC, we might in the future be required to provide additional cash margin or new cash collateral for our commodities hedging transactions whether cleared over an exchange or over-the- counter. Furthermore, it is possible that letters of credit issued by banks on our behalf will no longer be considered an acceptable form of margin support which would increase overall cash margin requirements.

Posting of additional cash margin or collateral could affect our liquidity (defined as unrestricted cash on hand plus available credit under our revolving credit facility) and reduce our ability to use cash for capital expenditures or other partnership purposes. A requirement to post additional cash margin or collateral could therefore reduce our ability to execute hedges necessary to reduce commodity price exposures thus protecting cash flows. We are at risk for reduced liquidity unless and until the CFTC adopts rules and definitions that relieve companies such as ourselves from requirements to post additional cash margins or collateral for our exchange or over-the-counter derivative hedging activities. Even if we ourselves are not required to post additional cash margin or collateral for our derivative contracts, the banks and other derivatives dealers who are our contractual counterparties will be required to comply with other new requirements under the Dodd Frank Act and related rules, and the costs of their compliance will likely be passed on to customers such as ourselves, thus decreasing the benefits to us of hedging transactions and reducing our profitability. In addition, implementation of the Dodd Frank Act and related rules and regulations could reduce the overall liquidity and depth of the markets for financial and other derivatives we utilize in connection with our business, which could expose us to additional risks or limit the opportunities we are able to capture by limiting the extent to which we are able to execute our hedging strategies.

Legislation and regulatory initiatives relating to hydraulic fracturing could reduce domestic production of crude oil and natural gas.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from unconventional geological formations. Recent advances in hydraulic fracturing techniques have resulted in significant increases in crude oil and natural gas production in many basins in the United States and Canada. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production, and it is typically regulated by state and provincial oil and gas commissions.  Hydraulic fracturing has been subject to increased scrutiny due to public concerns that it could result in contamination of drinking water supplies, and there have been a variety of legislative and regulatory proposals to prohibit, restrict, or more closely regulate various forms of hydraulic fracturing.  Any legislation or regulatory initiatives that curtail hydraulic fracturing could reduce the production of crude oil and natural gas in the United States or Canada, and could thereby reduce demand for our transportation, terminalling and storage services as well as our supply and logistics services.

We may not be able to compete effectively in our transportation, facilities and supply and logistics activities, and our business is subject to the risk of a capacity overbuild of midstream energy infrastructure in the areas where we operate.

We face competition in all aspects of our business and can give no assurances that we will be able to compete effectively against our competitors.  In general, competition comes from a wide variety of players in a wide variety of contexts, including new entrants and existing players and in connection with day-to-day business, organic growth projects, acquisitions and joint venture activities.  Some of our competitors have capital resources many times greater than ours and control greater supplies of crude oil, natural gas or NGL.

A significant driver of competition in some of the markets where we operate (including, for example, the Eagle Ford, Permian Basin, and Rockies\Bakken areas) is the rapid development of new midstream energy infrastructure capacity driven by the combination of (i) significant increases in oil and gas production and development in the applicable production areas, both actual and anticipated, (ii) low barriers to entry and (iii) generally widespread access to relatively low cost capital.  While this environment presents opportunities for us, we are also exposed to the risk that these areas become overbuilt, resulting in an excess of midstream energy infrastructure capacity.  Most midstream projects require several years of “lead time” to develop and companies like us that develop such projects are exposed (to varying degrees depending on the contractual arrangements that underpin specific projects) to the risk that expectations for oil and gas development in the particular area may not be realized or that too much capacity is developed relative to the demand for services that ultimately materializes.  In addition, as an established player in some markets, we also face competition from aggressive new entrants to the market who are willing to provide services at a discount in order to establish relationships and gain a foothold in the market.  If we experience a significant capacity overbuild in one or more of the areas where we operate, it could have a significant adverse impact on our financial position, cash flows and ability to pay or increase distributions to our unitholders.

With respect to our crude oil activities, our competitors include other crude oil pipelines, the major integrated oil companies, their marketing affiliates, refiners, industrial companies, independent gatherers, investment banks, brokers and marketers of widely varying sizes, financial resources and experience. We compete against these companies on the basis of many factors, including geographic proximity to production areas, market access, rates, terms of service, connection costs and other factors.

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

With regard to our NGL operations, we compete with large oil, natural gas and natural gas liquids companies that may, relative to us, have greater financial resources and access to supplies of natural gas and NGL. The principal elements of competition are rates, processing fees (e.g., extraction premiums) paid to the owners or aggregators of natural gas to be processed, geographic proximity to the natural gas or NGL mix, available processing and fractionation capacity, transportation alternatives and their associated costs, and access to end user markets.

We may in the future encounter increased costs related to, and lack of availability of, insurance.

Over the last several years, as the scale and scope of our business activities has expanded, the breadth and depth of available insurance markets has contracted. As a result of these factors and other market conditions, premiums and deductibles for certain insurance policies has increased substantially. Accordingly, we can give no assurance that we will be able to maintain adequate insurance in the future at rates or on other terms we consider commercially reasonable. In addition, although we believe that we currently maintain adequate insurance coverage, insurance will not cover many types of interruptions or events that might occur and will not cover all risks associated with our operations. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. The occurrence of a significant event, the consequences of which are either not covered by insurance or not fully insured, or a significant delay in the payment of a major insurance claim, could materially and adversely affect our financial position, results of operations and cash flows.

The terms of our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities. In addition, our future debt level may limit our future financial and operating flexibility.

As of December 31, 2012, our consolidated debt outstanding was approximately $7.4 billion, consisting of approximately $6.3 billion principal amount of long-term debt (including senior notes) and approximately $1.1 billion of short-term borrowings (including current maturities of senior notes). As of December 31, 2012, we had approximately $2.4 billion of available borrowing capacity under our senior unsecured revolving credit facility, our senior secured hedged inventory facility and PNG’s credit agreement.

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

Our ability to access capital markets to raise capital on favorable terms will be affected by our debt level, our operating and financial performance, the amount of our current maturities and debt maturing in the next several years, and by prevailing market conditions. Moreover, if the rating agencies were to downgrade our credit ratings, then we could experience an increase in our borrowing costs, face difficulty accessing capital markets or incurring additional indebtedness, be unable to receive open credit from our suppliers and trade counterparties, be unable to benefit from swings in market prices and shifts in market structure during periods of volatility in the crude oil market or suffer a reduction in the market price of our common units. If we are unable to access the capital markets on favorable terms at the time a debt obligation becomes due in the future, we might be forced to refinance some of our debt obligations through bank credit, as opposed to long-term public debt securities or equity securities, or sell assets. The price and terms upon which we might receive such extensions or additional bank credit, if at all, could be more onerous than those contained in existing debt agreements. Any such arrangements could, in turn, increase the risk that our leverage may adversely affect our future financial and operating flexibility and thereby impact our ability to pay cash distributions at expected rates.

Increases in interest rates could adversely affect our business and the trading price of our units.

As of December 31, 2012, we had approximately $7.4 billion of consolidated debt, of which approximately $6.4 billion was at fixed interest rates and approximately $1.0 billion was at variable interest rates (which excludes $100 million of interest rate derivatives that swap floating-rate debt for fixed). We are exposed to market risk due to the floating interest rates on our credit facilities. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels. Additionally, increases in interest rates could adversely affect our supply and logistics segment results by increasing interest costs associated with the storage of hedged crude oil and NGL inventory. Further, the trading price of our common units may be sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

Changes in currency exchange rates could adversely affect our operating results.

Because we are a U.S. dollar reporting company and also conduct operations in Canada, we are exposed to currency fluctuations and exchange rate risks that may adversely affect the U.S. dollar value of our earnings, cash flow and partners’ capital under applicable accounting rules.

An impairment of goodwill or intangibles could reduce our earnings.

At December 31, 2012, we had approximately $2.5 billion of goodwill and approximately $473 million of intangibles. Goodwill is recorded when the purchase price of a business exceeds the fair market value of the acquired tangible and separately measurable intangible net assets. U.S. generally accepted accounting principles, or GAAP, requires us to test goodwill for impairment on an annual basis or when events or circumstances occur indicating that goodwill might be impaired. GAAP requires that we amortize finite-lived intangibles over their estimated useful lives and test all of our intangibles for impairment when events or circumstances indicate the carrying value may not be recoverable. If we were to determine that any of our goodwill or intangibles were impaired, we would be required to take an immediate charge to earnings with a corresponding reduction of partners’ equity and increase in balance sheet leverage as measured by debt to total capitalization.

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

Marine transportation of crude oil has inherent operating risks.

Our supply and logistics operations include purchasing crude oil that is carried on third-party tankers or barges. Such waterborne cargos are at risk of being damaged or lost because of events such as marine disaster, inclement weather, mechanical failures, grounding or collision, fire, explosion, environmental accidents, piracy, terrorism and political instability. Such occurrences could result in death or injury to persons, loss of property or environmental damage, delays in the delivery of cargo, loss of revenues from or termination of charter contracts, governmental fines, penalties or restrictions on conducting business, higher insurance rates and damage to our reputation and customer relationships generally. Although certain of these risks may be covered under our insurance program, any of these circumstances or events could increase our costs or lower our revenues.

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

Non-utilization of certain assets, such as our leased rail cars, could significantly reduce our profitability due fixed costs incurred to obtain the right to use such assets.

From time to time in connection with our business, we may lease or otherwise secure the right to use certain third party assets (such as rail cars, trucks, barges, pipeline capacity, storage capacity and other similar assets) with the expectation that the revenues we generate through the use of such assets will be greater than the fixed costs we incur pursuant to the applicable leases or other arrangements.  However, when such assets are not utilized or are under-utilized, our profitability is negatively impacted because the revenues we earn are either non-existent or reduced (in the event of under-utilization), but we remain obligated to continue paying any applicable fixed charges, in addition to incurring any other costs attributable to the non-utilization of such assets.   For example, in connection with our rail operations, we lease all of our rail cars, typically pursuant to five year leases that obligate us to pay the applicable lease rate without regard to utilization.   If business conditions are such that a portion of our rail fleet is not utilized for any period of time due to reduced demand for the services they provide, we will still be obligated to pay the applicable fixed lease rate for such rail cars.  In addition, during the period of time that we are not utilizing such rail cars, we will incur incremental costs associated with the cost of storing such rail cars and will continue to incur costs for maintenance and upkeep.  As of December 31, 2012, we leased 5,830 rail cars and our annualized lease costs for the year ended December 31, 2012 were over $45 million and are estimated to be over $65 million for the year ended December 31, 2013. Non-utilization of our leased rail cars and other similar assets in connection with our business could have a significant negative impact on our profitability and cash flows.

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

Risks Related to an Investment in Our Debt Securities

The right to receive payments on our outstanding debt securities is unsecured and will be effectively subordinated to our existing and future secured indebtedness and will be structurally subordinated as to any existing and future indebtedness and other obligations of our subsidiaries, other than subsidiaries that may guarantee our debt securities in the future.

Our debt securities are effectively subordinated to claims of our secured creditors and to any existing and future indebtedness and other obligations of our subsidiaries, including trade payables, other than subsidiaries that may guarantee our debt securities in the future. In the event of the insolvency, bankruptcy, liquidation, reorganization, dissolution or winding up of the business of a subsidiary, other than a subsidiary that may guarantee our debt securities in the future, creditors of that subsidiary would generally have the right to be paid in full before any distribution is made to us or the holders of our debt securities.

Our leverage may limit our ability to borrow additional funds, comply with the terms of our indebtedness or capitalize on business opportunities.

Our leverage is significant in relation to our partners’ capital. At December 31, 2012, our total outstanding long-term debt was approximately $6.3 billion, and our total outstanding short-term debt was approximately $1.1 billion (including current maturities of senior notes). We will be prohibited from making cash distributions during an event of default under any of our indebtedness. Various limitations in our credit facilities and other debt instruments may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

Our leverage could have important consequences to investors in our debt securities. We will require substantial cash flow to meet our principal and interest obligations with respect to the notes and our other consolidated indebtedness. Our ability to make scheduled payments, to refinance our obligations with respect to our indebtedness or our ability to obtain additional financing in the future will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. We believe that we will have sufficient cash flow from operations and available borrowings under our bank credit facility to service our indebtedness, although the principal amount of the notes will likely need to be refinanced at maturity in whole or in part. A significant downturn in the hydrocarbon industry or other development adversely affecting our cash flow could materially impair our ability to service our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to refinance all or a portion of our debt or sell assets. We can give no assurance that we would be able to refinance our existing indebtedness or sell assets on terms that are commercially reasonable.

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

The ability to transfer our debt securities may be limited by the absence of an organized trading market.

We do not currently intend to apply for listing of our debt securities on any securities exchange or stock market. The liquidity of any market for our debt securities will depend on the number of holders of those debt securities, the interest of securities dealers in making a market in those debt securities and other factors. Accordingly, we can give no assurance as to the development, continuation or liquidity of any market for the debt securities.

We have a holding company structure in which our subsidiaries conduct our operations and own our operating assets.

We are a holding company, and our subsidiaries conduct all of our operations and own all of our operating assets. We have no significant assets other than the ownership interests in our subsidiaries. As a result, our ability to make required payments on our debt securities depends on the performance of our subsidiaries and their ability to distribute funds to us. The ability of our subsidiaries to make distributions to us may be restricted by, among other things, credit facilities and applicable state partnership laws and other laws and regulations. Pursuant to our credit facilities, we may be required to establish cash reserves for the future payment of principal and interest on the amounts outstanding under our credit facilities. If we are unable to obtain the funds necessary to pay the principal amount at maturity of our debt securities, or to repurchase our debt securities upon the occurrence of a change of control, we may be required to adopt one or more alternatives, such as a refinancing of our debt securities. We cannot assure you that we would be able to refinance our debt securities.

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

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial, or administrative changes and differing interpretations, possibly on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes, or differing interpretations at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Currently, one such legislative proposal would eliminate the qualifying income exception to the treatment of all publicly traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. We are unable to predict whether any of these changes or other proposals will be reintroduced or ultimately will be enacted. Any such changes could negatively impact the value of an investment in our common units. Any modification to the U.S. federal income tax laws may be applied retroactively and could make it more difficult or impossible to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes.

The sale or exchange of 50% or more of our capital and profits interests during any twelve-month period will result in our termination as a partnership for federal income tax purposes.

We will be considered to have constructively terminated as a partnership for tax purposes if there are sales or exchanges which, in the aggregate, constitute 50% or more of the total interests in our capital and profits within a twelve-month period. For purposes of measuring whether the 50% threshold is reached, multiple sales of the same interest are counted only once. Our termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in our filing two tax returns for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a calendar year, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but it would result in our being treated as a new partnership for tax purposes. If we were treated as a new partnership, we would be required to make new tax elections and could be subject to penalties if we were unable to determine that a termination occurred. The IRS has recently announced a relief procedure whereby if a publicly traded partnership that has technically terminated requests and the IRS grants special relief, among other things, the partnership may be permitted to provide only a single Schedule K-1 to unitholders for the tax years in which the termination occurs.

If the IRS or Canada Revenue Agency (“CRA”) contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS or CRA contest will reduce our cash available for distribution or debt service.

The IRS has made no determination as to our status as a partnership for federal income tax purposes or as to any other matter affecting us. The IRS or CRA may adopt positions that differ from the positions we take. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS or CRA will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution or debt service.

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

In addition to U.S. federal income taxes, our unitholders will likely be subject to other taxes, including state and local taxes, unincorporated business taxes and estate, inheritance or intangible taxes that are imposed by the various jurisdictions in which we conduct business or own property now or in the future, even if our unitholders do not live in any of those jurisdictions. Our unitholders will likely be required to file state and local income tax returns and pay state and local income taxes in some or all of these various jurisdictions. Further, our unitholders may be subject to penalties for failure to comply with those requirements. We currently own property and conduct business in most states in the United States, most of which impose a personal income tax on individuals and an income tax on corporations and other entities. It is our unitholders’ responsibility to file all U.S. federal, state, local and non-U.S. tax returns, as applicable.  As a result of the Canadian restructuring, non-Canadian resident unitholders are not required to file Canadian tax returns with respect to an investment in our units.

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

A unitholder whose common units are the subject of a securities loan (e.g., a loan to a “short seller” to cover a short sale of common units) may be considered as having disposed of those common units. If so, he would no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and may recognize gain or loss from the disposition.

Because there are no specific rules governing the federal income tax consequences of loaning a partnership interest, a unitholder whose common units are the subject of a securities loan may be considered as having disposed of the loaned units.  In that case, the unitholder may no longer be treated for tax purposes as a partner with respect to those common units during the period of the loan and the unitholder may recognize gain or loss from such disposition. Moreover, during the period of the loan, any of our income, gain, loss or deduction with respect to those common units may not be reportable by the unitholder and any cash distributions received by the unitholder as to those common units may be fully taxable as ordinary income. Unitholders desiring to assure their status as partners and avoid the risk of gain recognition from a loan to a short seller should modify any applicable brokerage account agreements to prohibit their brokers from borrowing their common units.

We prorate our items of income, gain, loss and deduction between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We generally prorate our items of income, gain, loss and deduction between existing unitholders and unitholders who purchase our units based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred.  The use of this proration method may not be permitted under existing Treasury Regulations. Recently, the U.S. Treasury Department issued proposed Treasury Regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted.  If the IRS were to challenge our proration method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

General. In the ordinary course of business, we are involved in various legal proceedings. To the extent we are able to assess the likelihood of a negative outcome for these proceedings, our assessments of such likelihood range from remote to probable.  If we determine that a negative outcome is probable and the amount of loss is reasonably estimable, we accrue the estimated amount.  We do not believe that the outcome of these legal proceedings, individually or in the aggregate, will have a materially adverse effect on our financial condition, results of operations or cash flows.  Although we believe that our operations are presently in material compliance with applicable requirements, as we acquire and incorporate additional assets it is possible that the EPA or other governmental entities may seek to impose fines, penalties or performance obligations on us (or on a portion of our operations) as a result of any past noncompliance whether such noncompliance initially developed before or after our acquisition.

Pemex Exploración y Producción v. Big Star Gathering Ltd L.L.P. et al. In two cases filed in the Texas Southern District Court in May 2011 and April 2012, Pemex Exploración y Producción (“PEP”) alleges that certain parties stole condensate from pipelines and gathering stations and conspired with U.S. companies (primarily in Texas) to import and market the stolen condensate.  PEP does not allege that Plains was part of any conspiracy, but that it dealt in the condensate only after it had been obtained by others and resold to Plains Marketing, L.P.  PEP seeks actual damages, attorney’s fees, and statutory penalties from Plains Marketing, L.P.  At a hearing held on October 20, 2011, the Court ruled that Texas law (not Mexican law) governs the actions.  In February 2013, the Court granted Plains Marketing, L.P.’s motion to be dismissed from the April 2012 lawsuit and Plains Marketing, L.P. filed a motion for summary judgment in the May 2011 lawsuit.

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

At December 31, 2012, our estimated undiscounted reserve for environmental liabilities, including the reserve related to our Rangeland Pipeline release as discussed further below, totaled approximately $96 million, of which approximately $13 million was classified as short-term and $83 million was classified as long-term. At December 31, 2011, our estimated undiscounted reserve for environmental liabilities totaled approximately $74 million, of which approximately $12 million was classified as short-term and $62 million was classified as long-term. At December 31, 2012 and 2011, we had recorded receivables totaling approximately $42 million and $47 million, respectively, for amounts probable of recovery under insurance and from third parties under indemnification agreements.

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

Rangeland Pipeline Release

On June 7, 2012, we experienced a crude oil release on a section of our Rangeland Pipeline located near Sundre, Alberta, Canada.  Approximately 3,000 barrels were released into the Red Deer River and were contained downstream in the Gleniffer Reservoir. The pipeline, while pressurized, was shut in at the time of the incident. Clean-up and remediation activities were conducted in cooperation with the applicable regulatory agencies.  Remediation activities in the reservoir area were completed by June 30, 2012, remediation of the remaining impacted areas was completed by September 30, 2012 and interim closure was received from the applicable regulatory agencies.  Ongoing monitoring will continue into 2013, and a long-term monitoring plan, if required, will be developed and implemented in accordance with regulatory requirements.

We estimate that the aggregate total clean-up and remediation costs, before insurance recoveries, will be approximately $51 million. This estimate considers our prior experience in environmental investigation and remediation matters, as well as available data from, and in consultation with, our environmental specialists.  Although actual remediation costs may be more than amounts accrued, we believe we have established adequate reserves for all probable and reasonably estimable costs. We have accrued the total estimated costs to “Field operating costs” on our Consolidated Statement of Operations.

As of December 31, 2012, we had a remaining undiscounted gross environmental remediation liability related to this release of approximately $7 million, substantially all of which is presented as a current liability in “Accounts payable and accrued liabilities” on our Consolidated Balance Sheet. We maintain insurance coverage, which is subject to certain exclusions and deductibles, to protect us against such environmental liabilities. This coverage is adequate to cover the total remediation costs, net of our deductible.  As of December 31, 2012, we had a receivable of approximately $36 million for the portion of this liability that we believe is probable of recovery from insurance, net of deductibles. This receivable has been recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Consolidated Balance Sheet with the offset reducing “Field operating costs” on our Consolidated Statement of Operations.

Bay Springs Pipeline Release

On February 5, 2013, we experienced a crude oil release on a portion of one of our pipelines near Bay Springs, Mississippi. Although the volume of oil released has not been finally determined, we estimate that approximately 125 barrels were released. Most of the released oil was contained within our pipeline right of way, but some of the released oil entered a nearby waterway where it was contained with booms.  The EPA has issued an administrative order requiring us to take various actions in response to the release, including remediation, reporting and other actions, and we may be subjected to a civil penalty.  We estimate that the aggregate clean-up and remediation costs, before insurance recoveries, associated with this release will not exceed $10 million.

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

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. We believe we are adequately insured for public liability and property damage with respect to our operations. In the future, we may not be able to maintain insurance at levels that we consider adequate for rates we consider reasonable. As a result, we may elect to self-insure or utilize higher deductibles in certain insurance programs. For example, the market for hurricane- or windstorm-related property damage coverage has remained difficult the last few years. The amount of coverage available has been limited, costs have increased substantially and deductibles have increased as well.

In 2011, we elected not to renew our hurricane insurance, and, instead, to self-insure this risk. Our assessment of the current availability of coverage and associated rates has led us to the decision to continue to self-insure. This decision does not affect our third-party liability insurance, which still covers hurricane-related liability claims which we have renewed at our historic coverage levels. In addition, although we believe that we have established adequate reserves to the extent such risks are not insured, costs incurred in excess of these reserves may be higher and may potentially have a material adverse effect on our financial conditions, results of operations or cash flows.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “PAA.”  On October 1, 2012, we completed a two-for-one split of our common units, which has been retroactively applied to all unit and per-unit amounts presented in this Form 10-K. As of February 20, 2013, the closing market price for our common units was $53.70 per unit and there were approximately 197,000 record holders and beneficial owners (held in street name). As of February 20, 2013, there were 336,152,761 common units outstanding.

The following table sets forth high and low sales prices for our common units and the cash distributions declared per common unit for the periods indicated:

	Common Unit
	Price Range		Cash
	High	Low	Distributions (1)
2012
4th Quarter	$47.14	$42.60	$0.5625
3rd Quarter	$45.57	$40.18	$0.5425
2nd Quarter	$41.23	$37.59	$0.5325
1st Quarter	$42.24	$34.74	$0.5225

2011
4th Quarter	$36.78	$27.45	$0.5125
3rd Quarter	$32.49	$28.21	$0.4975
2nd Quarter	$32.85	$28.90	$0.4913
1st Quarter	$32.98	$30.11	$0.4850

(1)                                     Cash distributions associated with the quarter presented. These distributions were declared and paid in the following calendar quarter.  See the “Cash Distribution Policy” section below for a discussion of our policy regarding distribution payments.

Our common units are also used as a form of compensation to our employees. Additional information regarding our equity compensation plans is included in Part III of this report under Item 13. “Certain Relationships and Related Transactions, and Director Independence.”

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

In addition to distributions on its 2% general partner interest, our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, as amended for the two-for-one unit split, our general partner is entitled, without duplication and except for the agreed upon adjustment discussed below, to 15% of amounts we distribute in excess of $0.2250 per unit, 25% of the amounts we distribute in excess of $0.2475 per unit and 50% of amounts we distribute in excess of $0.3375 per unit.

In order to enhance our distribution coverage ratio and liquidity in connection with a significant acquisition, our general partner has, from time to time, agreed to reduce the amounts due to it as incentive distributions.  In connection with our BP NGL Acquisition, our general partner agreed to reduce the amount of its incentive distributions by $3.75 million per quarter through February 2014 and $2.5 million per quarter thereafter. See Note 3 to our Consolidated Financial Statements for further discussion of the BP NGL Acquisition.

During 2012, we paid approximately $271 million to the general partner in incentive distributions, net of incentive distribution reductions of $11.25 million. Additionally, on February 14, 2013, we paid a quarterly distribution of $0.5625 per unit applicable to the fourth quarter of 2012, of which approximately $81 million was paid to the general partner in incentive distributions, net of incentive distribution reductions of $3.75 million. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Our General Partner.”

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

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the fourth quarter of 2012, and we do not have any announced or existing plans to repurchase any of our common units other than potential repurchases consistent with past practice in providing units for relatively small vestings of phantom units under our long-term incentive plans (“LTIP”).

Item 6.  Selected Financial Data

The historical financial information below was derived from our audited consolidated financial statements as of December 31, 2012, 2011, 2010, 2009 and 2008 and for the years then ended. The selected financial data should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in millions, except for per unit data)
Statement of operations data:
Total revenues	$37,797	$34,275	$25,893	$18,520	$30,061
Net income	$1,127	$994	$514	$580	$437
Net income attributable to Plains	$1,094	$966	$505	$579	$437

Per unit data:
Basic net income per limited partner unit	$2.41	$2.46	$1.21	$1.67	$1.33
Diluted net income per limited partner unit	$2.40	$2.44	$1.20	$1.66	$1.32
Declared distributions per limited partner unit (1)	$2.11	$1.95	$1.88	$1.81	$1.75

Balance sheet data (at end of period):
Total assets	$19,235	$15,381	$13,703	$12,358	$10,032
Long-term debt	$6,320	$4,520	$4,631	$4,142	$3,259
Total debt	$7,406	$5,199	$5,957	$5,216	$4,286
Partners’ capital	$7,146	$5,974	$4,573	$4,159	$3,552

Other data:
Net cash provided by operating activities	$1,240	$2,365	$259	$365	$857
Net cash used in investing activities	$(3,392)	$(2,020)	$(851)	$(686)	$(1,339)
Net cash provided by/(used in) financing activities	$2,151	$(345)	$604	$338	$464
Capital expenditures:
Acquisitions	$2,286	$1,404	$407	$393	$735
Internal growth projects	$1,185	$531	$355	$379	$528
Maintenance	$170	$120	$93	$81	$81

	Year Ended December 31,
	2012	2011	2010	2009	2008
Volumes (2)(3)
Transportation segment (average daily volumes in thousands of barrels per day):
Tariff activities	3,373	2,942	2,889	2,836	2,851
Trucking	106	105	97	85	97
Transportation segment total	3,479	3,047	2,986	2,921	2,948

Facilities segment:
Crude oil, refined products and NGL terminalling and storage (average monthly capacity in millions of barrels)	90	70	61	56	53
Natural gas storage (average monthly capacity in billions of cubic feet)	84	71	47	26	14
NGL fractionation (average throughput in thousands of barrels per day)	79	14	14	15	17
Facilities segment total (average monthly capacity in millions of barrels)	106	82	70	61	56

Supply & Logistics segment (average daily volumes in thousands of barrels per day):
Crude oil lease gathering purchases	818	742	620	612	658
NGL sales	182	103	96	105	103
Waterborne cargos	3	21	68	55	80
Supply & Logistics segment total	1,003	866	784	772	841

(1)                                     Represents cash distributions declared and paid during the year presented. Our general partner is entitled, directly or indirectly, to receive 2% proportional distributions, as well as incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. See Note 10 to our Consolidated Financial Statements for further discussion regarding our distributions.

(2)                                     Volumes associated with acquisitions represent total volumes (attributable to our interest) for the number of days or months we actually owned the assets divided by the number of days or months in the year.

(3)                                    Facilities total is calculated as the sum of: (i) crude oil, refined products and liquefied petroleum gas and other natural gas-related petroleum products (“NGL”) terminalling and storage capacity; (ii) natural gas storage capacity divided by 6 to account for the 6:1 mcf of gas to crude British thermal unit (“Btu”) equivalent ratio and further divided by 1,000 to convert to monthly volumes in millions; and (iii) NGL fractionation volumes (based on estimated utilized capacity) multiplied by the number of days in the year and divided by the number of months in the year.

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

Overview of Operating Results, Capital Investments and Significant Activities

During 2012, we recognized net income attributable to Plains of approximately $1.094 billion, or $2.40 per diluted limited partner unit, as compared to net income attributable to Plains of approximately $966 million, or $2.44 per diluted limited partner unit, recognized during 2011.  The major items impacting the favorable performance between periods include increased utilization of certain existing transportation assets, incremental fee-based contributions associated with acquisition and expansion capital invested in our Transportation and Facilities segments and increased lease-gathering volumes and improved unit margins in our Supply and Logistics segment.  The majority of the incremental volumes and a portion of the enhanced unit margins are attributable to the increased production from the development of North American crude oil and liquids-rich resource plays.  Favorable location and quality differentials also contributed substantially to margins in our Supply and Logistics segment. These favorable contributions to our Supply and Logistics segment were partially offset by lower margins on our NGL sales due to lower NGL prices and less favorable market conditions, as well as the mark-to-market impact for derivative instruments.

Other significant items during the period were:

•                  The completion of the BP NGL Acquisition for total consideration of  approximately $1.68 billion, as well as several additional acquisitions completed throughout 2012 for aggregate consideration of approximately $653 million (see Note 3 to our Consolidated Financial Statements for further discussion of acquisitions);

•                  The receipt of net proceeds of approximately $2.96 billion from (i) the issuance of senior notes, (ii) the sale of 11.5 million common units through our March equity offering and (iii) the sale of approximately 12.0 million common units under our continuous offering programs;

•                  Increased depreciation and amortization expense resulting from (i) impairment losses of approximately $168 million, primarily related to our Pier 400 terminal project and the anticipated sale of certain refined products pipeline systems and related assets and (ii) our growth through internal growth projects and acquisitions completed throughout 2012, including the recognition of accelerated amortization related to certain intangible assets associated with our BP NGL Acquisition; and

•                  Increased interest expense primarily resulting from the issuance of senior notes during 2012 and increased income tax expense during 2012, primarily due to higher earnings subject to Canadian federal and provincial taxes.

Acquisitions and Internal Growth Projects

We completed a number of acquisitions and capital expansion projects in 2012, 2011 and 2010 that have impacted our results of operations. The following table summarizes our capital expenditures for acquisitions, internal growth projects and maintenance capital for the periods indicated (in millions):

	For the Year Ended December 31,
	2012	2011	2010
Acquisition capital	$2,286	$1,404	$407
Internal growth projects	1,185	531	355
Maintenance capital	170	120	93
	$3,641	$2,055	$855

Acquisitions

Acquisitions are financed using a combination of equity and debt, including borrowings under our credit facilities and the issuance of senior notes. Businesses acquired impact our results of operations commencing on the closing date of each acquisition. Our acquisition and capital expansion activities are discussed further in “—Liquidity and Capital Resources” and in Note 3 to our Consolidated Financial Statements. Information regarding acquisitions completed in 2012, 2011 and 2010 is set forth in the table below (in millions):

	Effective	Acquisition
Acquisition	Date	Price	Operating Segment
BP NGL Acquisition (1)	04/01/2012	$1,633	Transportation, Facilities and Supply & Logistics
US Development Group Crude Oil Rail Terminals	12/13/2012	503	Facilities
Other	Various	150	Transportation, Facilities and Supply & Logistics
2012 Total		$2,286

Southern Pines Gas Storage	02/09/2011	$765	Facilities
Gardendale Gathering System	11/29/2011	349	Transportation
Western Pipeline and Storage Assets	12/29/2011	220	Facilities and Transportation
Other	Various	70	Transportation, Facilities and Supply & Logistics
2011 Total		$1,404

Nexen Gathering and Transportation Assets	12/30/2010	$229	Supply & Logistics and Transportation
Other	Various	178	Transportation and Facilities
2010 Total		$407

(1)                                     Total BP NGL Acquisition purchase price was approximately $1.683 billion. A cash deposit of $50 million was paid during 2011 and is reflected in ‘Other’ in the 2011 Total in the table above.

Internal Growth Projects

Our 2012 projects included the construction and expansion of pipeline systems and storage and terminal facilities. The following table summarizes our 2012, 2011 and 2010 projects (in millions):

Projects	2012	2011	2010
Eagle Ford JV Project (1) (2)	$132	$18	$—
Spraberry Area Pipeline Projects (2)	91	—	—
Eagle Ford Area Pipeline Projects (2) (3)	88	2	—
Rainbow II Pipeline (2)	79	44	3
PAA Natural Gas Storage (multiple projects) (2)	61	89	85
Mississippian Lime Pipeline (2)	54	—	—
Bakken North Pipeline	48	7	—
St. James Expansions (2)	46	4	21
Ross Rail Project	41	27	—
Yorktown Terminal Projects (2)	39	—	—
Cushing Terminal Expansions (2)	31	41	46
Patoka Terminal Expansions	24	15	20
Shafter Expansion (2)	21	2	—
Gulf Coast Pipeline (2)	13	—	—
Other projects (4)	417	282	180
Total	$1,185	$531	$355

(1)                                     Includes net expenditures associated with the formation of Eagle Ford Pipeline LLC, as well as subsequent contributions related to our 50% interest.

(2)                                     These projects will continue into 2013. See “—Liquidity and Capital Resources—Acquisitions, Capital Expenditures and Distributions Paid to Our Unitholders, General Partner and Noncontrolling Interests—2013 Capital Expansion Projects.”

(3)                                     Includes pipeline, tankage and condensate stabilization.

(4)                                     Primarily consists of multiple, smaller projects comprised of pipeline connections, upgrades and truck stations and new tank construction and refurbishing.

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

We believe that the assumptions, judgments and estimates involved in the accounting for our (i) purchase and sales accruals, (ii) fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, (iii) fair value of derivatives, (iv) accruals and contingent liabilities, including our equity compensation plan accruals, (v) property and equipment and depreciation expense and (vi) allowance for doubtful accounts have the greatest potential impact on our consolidated financial statements.  These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting estimates.  Such critical accounting estimates are discussed further as follows:

Purchase and Sales Accruals.  We routinely make accruals based on estimates for certain components of our revenues and cost of sales due to the timing of compiling billing information, receiving third-party information and reconciling our records with those of third parties. Where applicable, these accruals are based on nominated volumes expected to be purchased, transported and subsequently sold. Uncertainties involved in these estimates include levels of production at the wellhead, access to certain qualities of crude oil, pipeline capacities and delivery times, utilization of truck fleets to transport volumes to their destinations, weather, market conditions and other forces beyond our control. These estimates are generally associated with a portion of the last month of each reporting period. For the year ended December 31, 2012, we estimate that approximately 2% of both annual revenues and cost of sales were recorded using purchase and sales estimates. Accordingly, a hypothetical variance of 10% from both of these estimates, either up or down in tandem, would impact annual revenues, cost of sales, operating income and net income attributable to Plains by approximately 1% or less on an annual basis. Although the resolution of these uncertainties has not historically had a material impact on our reported results of operations or financial condition, because of the high volume, low margin nature of our business, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts. Variances from estimates are reflected in the period actual results become known, typically in the month following the estimate.

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

Impairment testing entails estimating future net cash flows relating to the asset, based on management’s estimate of future revenues, future cash flows and market conditions including pricing, demand, competition, operating costs and other factors. Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships, contracts and industry expertise, involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets acquired and, to the extent available, third party assessments. Uncertainties associated with these estimates include changes in production decline rates, production interruptions, fluctuations in refinery capacity or product slates, economic obsolescence factors in the area and potential future sources of cash flow. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts. We perform our goodwill impairment test annually (as of June 30) and when events or changes in circumstances indicate that the carrying value may not be recoverable. We did not have any material goodwill impairments in 2012, 2011 or 2010. See Note 8 to our Consolidated Financial Statements for a further discussion of goodwill.

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

Accruals and Contingent Liabilities.  We record accruals or liabilities including, but not limited to, environmental remediation and governmental penalties, asset retirement obligations, equity compensation plan accruals (as further discussed below) and potential legal claims. Accruals are made when our assessment indicates that it is probable that a liability has occurred and the amount of liability can be reasonably estimated. Our estimates are based on all known facts at the time and our assessment of the ultimate outcome. Among the many uncertainties that impact our estimates are the necessary regulatory approvals for, and potential modification of, our environmental remediation plans, the limited amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment, and the possibility of existing legal claims giving rise to additional claims. Our estimates for contingent liability accruals are increased or decreased as additional information is obtained or resolution is achieved. A hypothetical variance of 5% in our aggregate estimate for the accruals and contingent liabilities discussed above would have an impact on earnings of up to approximately $17 million. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

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

We recognized total compensation expense of approximately $101 million, $110 million and $98 million in 2012, 2011 and 2010, respectively, related to equity awards granted under our various equity compensation plans. We cannot provide assurance that the actual fair value of our equity compensation awards will not vary significantly from estimated amounts. See Note 15 to our Consolidated Financial Statements.

Property and Equipment and Depreciation Expense. We compute depreciation using the straight-line method based on estimated useful lives. These estimates are based on various factors including condition, manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration and abandonment requirements, economic conditions and supply and demand in the area. When assets are put into service, we make estimates with respect to useful lives and salvage values that we believe are reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization. During 2010 and 2011, we conducted a review to assess the useful lives of our property and equipment. See Note 6 to our Consolidated Financial Statements.

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

During the year ended 2012, we recognized losses on impairments of long-lived assets of approximately $168 million, primarily related to our Pier 400 terminal project and the anticipated sale of certain refined products pipeline systems and related assets. Impairments of approximately $5 million and $13 million were recognized during 2011 and 2010, respectively, and were predominantly related to assets that were taken out of service. These assets did not support spending the capital necessary to continue service and, in most instances, we utilized other assets to handle these activities. See Note 6 to our Consolidated Financial Statements for further discussion regarding impairments.

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

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for information regarding the effect of recent accounting pronouncements on our consolidated financial statements.

Results of Operations

Analysis of Operating Segments

We manage our operations through three operating segments: (i) Transportation, (ii) Facilities and (iii) Supply and Logistics. Our Chief Operating Decision Maker (our Chief Executive Officer) evaluates such segment performance based on a variety of measures including segment profit, segment volumes, segment profit per barrel and maintenance capital investment. See Note 18 to our Consolidated Financial Statements for a definition of segment profit (including an explanation of why this is a performance measure) and a reconciliation of segment profit to net income attributable to Plains.

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

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except for per unit amounts):

	For the Twelve Months			Favorable/(Unfavorable)
	Ended December 31,			2012-2011		2011-2010
	2012	2011	2010	$	%	$	%
Transportation segment profit	$710	$555	$516	$155	28%	$39	8%
Facilities segment profit	482	358	270	124	35%	88	33%
Supply and Logistics segment profit	753	647	240	106	16%	407	170%
Total segment profit	1,945	1,560	1,026	385	25%	534	52%
Depreciation and amortization	(482)	(249)	(256)	(233)	(94)%	7	3%
Interest expense	(288)	(253)	(248)	(35)	(14)%	(5)	(2)%
Other income/(expense), net	6	(19)	(9)	25	132%	(10)	(111)%
Income tax benefit/(expense)	(54)	(45)	1	(9)	(20)%	(46)	(4,600)%
Net income	1,127	994	514	133	13%	480	93%
Net income attributable to noncontrolling interests	(33)	(28)	(9)	(5)	(18)%	(19)	(211)%
Net income attributable to Plains	$1,094	$966	$505	$128	13%	$461	91%

Net income attributable to Plains:
Earnings per basic limited partner unit	$2.41	$2.46	$1.21	$(0.05)	(2)%	$1.25	103%
Earnings per diluted limited partner unit	$2.40	$2.44	$1.20	$(0.04)	(2)%	$1.24	103%
Basic weighted average units outstanding	325	297	274	28	9%	23	8%
Diluted weighted average units outstanding	328	299	275	29	10%	24	9%

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

Management believes that the presentation of such additional financial measures provides useful information to investors regarding our performance and results of operations because these measures, when used in conjunction with related GAAP financial measures, (i) provide additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provide investors with the financial analytical framework upon which management bases financial, operational, compensation and planning decisions and (iii) present measurements that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. These measures may exclude, for example, (i) charges for obligations that are expected to be settled with the issuance of equity instruments, (ii) the mark-to-market adjustment of derivative instruments that are related to underlying activities in future periods or the reversal of such adjustments from the prior period, net of inventory valuation adjustments, (iii) items that are not indicative of our core operating results and business outlook and/or (iv) other items that we believe should be excluded in understanding our core operating performance.  We have defined all such items hereinafter as “Selected Items Impacting Comparability.”  These additional financial measures are reconciled to the most directly comparable measures as reported in accordance with GAAP, and should be viewed in addition to, and not in lieu of, our Consolidated Financial Statements and footnotes.

The following table sets forth non-GAAP financial measures that are reconciled to the most directly comparable GAAP measures:

	For the Twelve Months			Favorable/(Unfavorable)
	Ended December 31,			2012-2011		2011-2010
	2012	2011	2010	$	%	$	%
	(In millions, except per unit data)
Net income	$1,127	$994	$514	$133	13%	$480	93%
Add:
Depreciation and amortization	482	249	256	233	94%	(7)	(3)%
Income tax (benefit)/expense	54	45	(1)	9	20%	46	4,600%
Interest expense	288	253	248	35	14%	5	2%
EBITDA	$1,951	$1,541	$1,017	$410	27%	$524	52%

Selected Items Impacting Comparability of EBITDA
Gains/(losses) from derivative activities net of inventory valuation adjustments (1)	$(74)	$62	$(14)	$(136)	(219)%	$76	543%
Equity compensation expense (2)	(59)	(77)	(67)	18	23%	(10)	(15)%
Net loss on early repayment of senior notes	—	(23)	(6)	23	100%	(17)	(283)%
Significant acquisition-related expenses	(14)	(10)	—	(4)	(40)%	(10)	N/A
Net loss on foreign currency revaluation (3)	(7)	(7)	—	—	—%	(7)	N/A
Other (4)	(2)	(2)	(2)	—	—%	—	—%
Selected Items Impacting Comparability of EBITDA	$(156)	$(57)	$(89)	$(99)	(174)%	$32	36%

EBITDA	$1,951	$1,541	$1,017	$410	27%	$524	52%
Selected Items Impacting Comparability of EBITDA	156	57	89	99	174%	(32)	(36)%
Adjusted EBITDA	$2,107	$1,598	$1,106	$509	32%	$492	44%

Adjusted EBITDA	$2,107	$1,598	$1,106	$509	32%	$492	44%
Interest expense	(288)	(253)	(248)	(35)	(14)%	(5)	(2)%
Maintenance capital	(170)	(120)	(93)	(50)	(42)%	(27)	(29)%
Current income tax benefit/(expense)	(53)	(38)	1	(15)	(39)%	(39)	(3,900)%
Equity earnings in unconsolidated entities, net of distributions	2	10	6	(8)	(80)%	4	67%
Distributions to noncontrolling interests (5)	(48)	(47)	(15)	(1)	(2)%	(32)	(213)%
Other	—	(1)	—	1	100%	(1)	N/A
Implied DCF	$1,550	$1,149	$757	$401	35%	$392	52%

(1)                                        Includes mark-to-market gains and losses resulting from derivative instruments that are related to underlying activities in future periods or the reversal of mark-to-market gains and losses from the prior period, net of inventory valuation adjustments. See Note 11 to our Consolidated Financial Statements for a comprehensive discussion regarding our derivatives and risk management activities.

(2)                                        Our total equity compensation expense includes expense associated with awards that will or may be settled in units and awards that will or may be settled in cash.  The awards that will or may be settled in units are included in our diluted earnings per unit calculation when the applicable performance criteria have been met.  We consider the compensation expense associated with these awards as a selected item impacting comparability as the dilutive impact of the outstanding awards is included in our diluted earnings per unit calculation and the majority of the awards are expected to be settled in units.  The compensation expense associated with these awards is shown as a selected item impacting comparability in the table above.  The portion of compensation expense associated with awards that are certain to be settled in cash are not considered a selected item impacting comparability.  See Note 15 to our Consolidated Financial Statements for a comprehensive discussion regarding our equity compensation plans.

(3)                                        During 2012 and 2011, there were fluctuations in the value of the Canadian dollar (“CAD”) to the U.S. dollar (“USD”), resulting in gains and losses that were not related to our core operating results for the period and were thus classified as selected items impacting comparability.  See Note 11 to our Consolidated Financial Statements for further discussion regarding our currency exchange rate risk hedging activities.

(4)                          Includes other immaterial selected items impacting comparability.

(5)                           Includes distributions that pertain to the current period’s net income and are paid in the subsequent period.

Transportation Segment

Our Transportation segment operations generally consist of fee-based activities associated with transporting crude oil, NGL and refined products on pipelines, gathering systems, trucks and barges. The Transportation segment generates revenue through a combination of tariffs, third-party leases of pipeline capacity and other transportation fees.

The following table sets forth our operating results from our Transportation segment for the periods indicated:

				Favorable/(Unfavorable)
Operating Results (1)	Year Ended December 31,			2012-2011		2011-2010
(in millions, except per barrel amounts)	2012	2011	2010	$	%	$	%
Revenues
Tariff activities	$1,232	$1,005	$937	$227	23%	$68	7%
Trucking	184	160	108	24	15%	52	48%
Total transportation revenues	1,416	1,165	1,045	251	22%	120	11%

Cost and Expenses
Trucking costs	(134)	(115)	(73)	(19)	(17)%	(42)	(58)%
Field operating costs (excluding equity compensation expense)	(468)	(387)	(346)	(81)	(21)%	(41)	(12)%
Equity compensation expense - operations (2)	(16)	(14)	(12)	(2)	(14)%	(2)	(17)%
Segment general and administrative expenses (excluding equity compensation expense) (3)	(96)	(69)	(65)	(27)	(39)%	(4)	(6)%
Equity compensation expense - general and administrative (2)	(30)	(38)	(36)	8	21%	(2)	(6)%
Equity earnings in unconsolidated entities	38	13	3	25	192%	10	333%
Segment profit	$710	$555	$516	$155	28%	$39	8%
Maintenance capital	$108	$86	$67	$(22)	(26)%	$(19)	(28)%
Segment profit per barrel	$0.56	$0.50	$0.47	$0.06	12%	$0.03	6%

				Favorable/(Unfavorable)
Average Daily Volumes	Year Ended December 31,			2012-2011		2011-2010
(in thousands of barrels per day) (4)	2012	2011	2010	Volumes	%	Volumes	%
Tariff activities
Crude Oil Pipelines
All American	33	35	39	(2)	(6)%	(4)	(10)%
Bakken Area Systems	130	130	106	—	—%	24	23%
Basin / Mesa	696	566	472	130	23%	94	20%
Capline	146	160	223	(14)	(9)%	(63)	(28)%
Eagle Ford Area Systems	23	5	4	18	360%	1	25%
Line 63 / Line 2000	128	114	109	14	12%	5	5%
Manito	57	66	61	(9)	(14)%	5	8%
Mid-Continent Area Systems	249	213	214	36	17%	(1)	—%
Permian Basin Area Systems	461	404	371	57	14%	33	9%
Rainbow	145	142	195	3	2%	(53)	(27)%
Rangeland	62	59	52	3	5%	7	13%
Salt Lake City Area Systems	149	146	143	3	2%	3	2%
White Cliffs	18	13	3	5	38%	10	333%
Other	785	787	781	(2)	—%	6	—%
NGL Pipelines
Co-Ed	44	—	—	44	N/A	—	N/A
Other	131	—	—	131	N/A	—	N/A
Refined Products Pipelines	116	102	116	14	14%	(14)	(12)%
Tariff activities total	3,373	2,942	2,889	431	15%	53	2%
Trucking	106	105	97	1	1%	8	8%
Transportation segment total	3,479	3,047	2,986	432	14%	61	2%

(1)                                 Revenues and costs and expenses include intersegment amounts.

(2)                                     Equity compensation expense shown in the table above includes that portion of equity compensation expense represented by outstanding awards under the LTIPs that, pursuant to the terms of such awards, will be settled in cash only and have no impact on diluted units.  The equity compensation expense presented in the “Selected Items Impacting Comparability” section of the table under “Results of Operations-Non-GAAP Financial Measures” excludes this portion of the equity compensation expense.  See Note 15 to our Consolidated Financial Statements for additional discussion regarding our equity compensation plans.

(3)                                     Segment general and administrative expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments based on the business activities that existed at that time.  The proportional allocations by segment require judgment by management and will continue to be based on the business activities that exist during each period.

(4)                                     Volumes associated with acquisitions represent total volumes (attributable to our interest) for the number of days we actually owned the assets divided by the number of days in the period.

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

Operating Revenues and Volumes. As noted in the table above, our total Transportation segment revenues, net of trucking costs, and volumes increased year-over-year for each comparative period presented. Our Transportation segment results were impacted by the following for the years ended December 31, 2012, 2011 and 2010:

•                  BP NGL Acquisition —The pipelines acquired through the BP NGL Acquisition on April 1, 2012 generated revenues of approximately $89 million and increased volumes by approximately 175,000 barrels per day for the year ended December 31, 2012.

•                  North American Crude Oil Production — Increased producer drilling activities, primarily in the Permian Basin, Western Oklahoma, Eagle Ford and Texas Panhandle producing regions, combined with our phased-in expansion projects, resulted in favorable volume and revenue variances for the year ended December 31, 2012 over the comparative 2011 and 2010 periods, most notably on our Basin, Mesa, Permian Basin and Mid-Continent Area Systems.

•                  Rate Changes — Revenues on our pipelines are impacted by various rate changes that may occur during the period.  These rate changes primarily include the upward or downward indexing of rates on our FERC regulated pipelines, rate increases or decreases on our intrastate and Canadian pipelines or other negotiated rate changes.  During the comparable periods discussed herein, revenues fluctuated on our FERC regulated pipelines due to the upward indexing that was effective July 1, 2011 and July 1, 2012 and the downward indexing of the FERC rate that was effective as of July 1, 2010.  Revenues were further impacted by increasing tariff rates on certain of our non-FERC regulated pipelines.

•                  Loss Allowance Revenue — As is common in the industry, our tariffs incorporate a loss allowance factor that is intended to  offset losses due to evaporation, measurement and other losses in transit.  We value the variance of allowance volumes to actual losses at the estimated net realizable value (including the impact of gains and losses from derivative-related activities) at the time the variance occurred and the result is recorded as either an increase or decrease to tariff revenues.  The loss allowance revenue increased by approximately $13 million for 2012 compared to 2011 and $16 million for 2011 compared to 2010.  The increase in 2012 was primarily due to higher loss allowance volumes, partially offset by a lower average realized price per barrel compared to 2011(including the impact of losses from derivative-related activities). The increase in 2011 over 2010 was primarily due to a higher average realized price per barrel compared to 2010 (including the impact of gains from derivative-related activities).

•                  Rainbow Pipeline System — Revenues from our Rainbow Pipeline System were more favorable in the 2012 and 2010 periods compared to the 2011 period due to pipeline downtime as a result of a pipeline release in April of 2011. Increased revenues in the 2012 period compared to the 2011 period were also a result of rate increases, partially offset by the impact of a third-party competitor pipeline that was placed into service in the third quarter of 2011.

•                  Trucking Business Activity —Trucking revenues, net of related costs, increased by approximately $10 million for 2011 compared to 2010 primarily due to increased volumes in Canada resulting from increased producer drilling and downtime on the Rainbow Pipeline, as discussed below.

•                  Foreign Exchange Impact — Revenues and expenses from our Canadian based subsidiaries, which use the Canadian dollar as their functional currency, are translated at the prevailing average exchange rates for each month. The average CAD to USD exchange rates for 2011 and 2010 were $0.99 CAD: $1.00 USD and $1.03 CAD: $1.00 USD, respectively. Therefore, revenues from our Canadian pipeline systems and trucking operations were favorably impacted by approximately $12 million for 2011 compared to 2010 due to the appreciation of the Canadian dollar relative to the U.S. dollar. The translation of revenues and expenses from our Canadian based subsidiaries did not have a significant impact on our Transportation segment results in 2012 as compared to 2011.

Additional noteworthy volume and revenue variances on our individual pipeline systems for the year ended December 31, 2012 include (i) increases on the Eagle Ford Area Systems resulting from the Gardendale Gathering System acquired in November 2011 and (ii) decreased volumes on our Manito Pipeline System primarily due to volumes diverted to rail facilities. Noteworthy volume and revenue variances on our individual pipeline systems for the year ended December 31, 2011compared to the year ended December 31, 2010 include (i) decreased volumes on the Capline Pipeline System primarily related to shifts in refinery supply and unplanned refinery downtime, (ii) decreased volumes on our Rainbow Pipeline System as a result of a release and (iii) additional volumes from our Bakken Area Systems, primarily due to the Robinson Lake pipeline acquired in connection with the Nexen acquisition in December 2010, which contributed approximately 28,000 barrels per day and $8 million in revenue for 2011.

Field Operating Costs. Field operating costs (excluding equity compensation expense as discussed further below) increased during the year ended December 31, 2012 compared to the year ended December 31, 2011 consistent with the overall growth in segment volumes and remained relatively constant on a per barrel basis during each of those periods.  Operating costs were also impacted by approximately $15 million of environmental remediation expenses associated with the Rangeland Pipeline release, which occurred in the second quarter of 2012, and approximately $11 million of environmental remediation expenses associated with the Rainbow Pipeline release, which occurred in the second quarter of 2011.

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

General and Administrative Expenses.  General and administrative expenses (excluding equity compensation as discussed below) increased during the year ended December 31, 2012 over the year ended December 31, 2011 due to non-recurring costs associated with the closing and integration of the BP NGL Acquisition and ongoing administrative costs associated with this acquisition, as well as the continued overall growth of the segment.

Equity Compensation Expenses. A majority of our equity compensation awards (including the Class B units) contain performance conditions contingent upon achieving certain distribution levels.  For awards with performance conditions (such as distribution targets), expense is accrued over the service period only if the performance condition is considered probable of occurring.  When awards with performance conditions that were previously considered improbable become probable, we incur additional expense in the period that our probability assessment changes.  This is necessary to bring the accrued liability associated with these awards up to the level it would have been if we had been accruing for these awards since the grant date.  At December 31, 2012 and 2011, we determined that PAA distribution levels of $2.45 and $2.18 per unit, respectively, were probable of occurring. Furthermore, a change in unit price impacts the fair value of our liability-classified awards. See Note 15 to our Consolidated Financial Statements for additional information regarding our equity compensation plans.

On a consolidated basis, equity compensation expense decreased for the year ended December 31, 2012 compared to the year ended December 31, 2011, primarily related to a less significant impact of the change in probability assessment as compared to 2011. Equity compensation expense increased for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to (i) additional awards that were deemed probable of occurring and (ii) an increase in unit price of $5.33 during 2011, compared to an increase in unit price of $4.97 during 2010 (as adjusted for the two-for-one unit split).

Equity Earnings in Unconsolidated Entities. The favorable variance in equity earnings in unconsolidated entities for the year ended December 31, 2012 compared to the year ended December 31, 2011 was primarily related to increased earnings in our equity investments due to increased volumes as a result of industry fundamentals, as noted above.

Equity earnings in unconsolidated entities increased for the year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to earnings from our interest in White Cliffs Pipeline LLC, which we acquired in September 2010.

Maintenance Capital. Maintenance capital consists of capital investments for the replacement of partially or fully depreciated assets in order to maintain the service capability, level of production and/or functionality of our existing assets.  The increase in maintenance capital in 2012 compared to 2011 and in 2011 compared to 2010 is primarily due to increased investments on pipeline integrity projects.

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

The following table sets forth our operating results from our Facilities segment for the periods indicated:

	For the Year Ended			Favorable/(Unfavorable)
Operating Results (1)	December 31,			2012-2011		2011-2010
(in millions, except per barrel amounts)	2012	2011	2010	$	%	$	%
Revenues	$868	$605	$490	$263	43%	$115	23%
Natural gas sales (2)	230	191	—	39	20%	191	N/A
Storage related costs (natural gas related)	(22)	(22)	(23)	—	—%	1	4%
Natural gas costs (2)	(216)	(183)	—	(33)	(18)%	(183)	N/A
Field operating costs (excluding equity compensation expense)	(289)	(165)	(140)	(124)	(75)%	(25)	(18)%
Equity compensation expense - operations (3)	(2)	(2)	(2)	—	—%	—	—%
Segment general and administrative expenses (excluding equity compensation expense) (4)	(64)	(47)	(39)	(17)	(36)%	(8)	(21)%
Equity compensation expense - general and administrative (3)	(23)	(19)	(16)	(4)	(21)%	(3)	(19)%
Segment profit	$482	$358	$270	$124	35%	$88	33%
Maintenance capital	$49	$22	$17	$(27)	(123)%	$(5)	(29)%
Segment profit per barrel	$0.38	$0.36	$0.32	$0.02	6%	$0.04	13%

	For the Year Ended			Favorable/(Unfavorable)
	December 31,			2012-2011		2011-2010
Volumes (5) (6)	2012	2011	2010	Volumes	%	Volumes	%
Crude oil, refined products and NGL terminalling and storage (average monthly capacity in millions of barrels)	90	70	61	20	29%	9	15%
Natural gas storage (average monthly capacity in billions of cubic feet)	84	71	47	13	18%	24	51%
NGL fractionation (average throughput in thousands of barrels per day)	79	14	14	65	464%	—	—%
Facilities segment total (average monthly capacity in millions of barrels)	106	82	70	24	29%	12	17%

(1)                                     Revenues and costs and expenses include intersegment amounts.

(2)                                     Natural gas sales and costs are attributable to the activities performed by PNG’s commercial optimization group, which was established in the fourth quarter of 2010.

(3)                                     Equity compensation expense shown in the table above includes that portion of equity compensation expense represented by outstanding awards under the LTIPs that, pursuant to the terms of such awards, will be settled in cash only and have no impact on diluted units.  The equity compensation expense presented in the “Selected Items Impacting Comparability” section of the table under “Results of Operations-Non-GAAP Financial Measures” excludes this portion of the equity compensation expense.  See Note 15 to our Consolidated Financial Statements for additional discussion regarding our equity compensation plans.

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

(6)                                    Facilities total calculated as the sum of: (i) crude oil, refined products and NGL terminalling and storage capacity; (ii) natural gas capacity divided by 6 to account for the 6:1 mcf of gas to crude Btu equivalent ratio and further divided by 1,000 to convert to monthly volumes in millions; and (iii) NGL fractionation volumes (based on estimated utilized capacity) multiplied by the number of days in the year and divided by the number of months in the year.

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

Operating Revenues and Volumes.  As noted in the table above, our Facilities segment revenues, less storage related costs and natural gas purchases, and volumes increased year-over-year for each comparative year presented. The significant variances in revenues and average monthly volumes between the comparative periods are primarily due to our ongoing acquisition and expansion activities as discussed below:

•                  BP NGL Acquisition —The NGL storage facilities, fractionation plants and related assets acquired through the BP NGL Acquisition on April 1, 2012 contributed aggregate revenues of approximately $204 million for the year ended December 31, 2012. These assets increased average monthly capacity of NGL storage by approximately 10 million barrels and increased average NGL fractionation throughput by approximately 65,000 barrels per day for the year ended December 31, 2012.

•                  Other Acquisitions —Revenues and volumes for 2012 compared to 2011 were favorably impacted by the acquisition of our Yorktown facility in December 2011. Revenues from this facility contributed approximately $9 million to the total increase over 2011and increased average monthly storage capacity by approximately 5 million barrels.

Revenues and volumes for 2011 compared to 2010 were favorably impacted by PNG’s completion of the Southern Pines Acquisition, which closed on February 9, 2011.  This acquisition contributed approximately $37 million of additional revenues, net of storage related costs, for 2011.

•                  Major Expansion Projects — Expansion projects that were completed in phases throughout recent years favorably impacted revenues and volumes for 2012 compared to 2011 and 2011 compared to 2010.  These expansion projects were completed at some of our major terminal locations, and we estimate that such projects increased our revenues by approximately $15 million on a combined basis for the year ended December 31, 2012 compared to the year ended December 31, 2011 and by approximately $28 million on a combined basis for the year ended December 31, 2011 compared to the year ended December 31, 2010. Expansions completed at our Cushing, Patoka and St. James terminals, resulting in increased storage capacity and barge loading and receipt capability, were among the most significant expansions impacting the 2012 period and increased average monthly capacity by approximately 3 million barrels over the 2011 period. Expansions at our Cushing, Patoka and Wichita Falls facilities comprised the majority of the 9 million barrel increase in total crude oil, refined products and NGL storage average monthly capacity in 2011 as compared to 2010.

Additionally, revenues and volumes for 2012 compared to 2011 and 2011 compared to 2010 were also favorably impacted by the expansion of working gas capacity at PNG’s Pine Prairie and Southern Pines facilities of approximately 17 Bcf and 9 Bcf in the aggregate during 2012 and 2011, respectively.

•                  Rail Terminals —Revenues from our rail terminals contributed approximately $22 million to the year-over-year increase in total revenues in 2012 compared to 2011 due to a continued increase in our rail loading and unloading capability from (i) internal growth projects completed in the second half of 2011 and throughout 2012 and (ii) the USD Rail Terminal Acquisition completed in December 2012.

Field Operating Costs. The increase in field operating costs (excluding equity compensation expenses) during the year ended December 31, 2012 over the year ended December 31, 2011 is primarily due to growth through acquisitions, primarily the BP NGL and Yorktown acquisitions. Additionally, our processing assets in general, including the BP NGL Acquisition assets and operations typically have a higher ratio of operating costs to revenue than our historic operations in this segment.

Field operating costs (excluding equity compensation expenses) in general remained relatively constant on a per barrel basis during the comparative 2011 and 2010 periods.  The absolute increase in costs during each comparable period is consistent with the overall growth of the segment through (i) expansion projects at some of our major terminal and storage locations and (ii) the Southern Pines Acquisition.

General and Administrative Expenses.  General and administrative expenses (excluding equity compensation as discussed below) increased during the year ended December 31, 2012 compared to the year ended December 31, 2011 due to growth associated with the BP NGL Acquisition as well as certain one-time costs during 2012 associated with integrating the acquisition.

General and administrative expenses (excluding equity compensation as discussed below) increased during the year ended December 31, 2011 compared to the year ended December 31, 2010 consistent with the overall growth of the segment through our expansion projects and acquisition activities, as discussed above.

Equity Compensation Expense. On a consolidated basis, equity compensation expense decreased during 2012 as compared to 2011 and increased during 2011 as compared to 2010.  See the discussion regarding such variances under “— Transportation Segment” above.  Also, see Note 15 to our Consolidated Financial Statements for additional information regarding our equity compensation plans.

Maintenance Capital. The increase in maintenance capital for the comparative periods presented is primarily due to growth from acquisitions and increased integrity investment.

Supply and Logistics Segment

Our revenues from supply and logistics activities reflect the sale of gathered and bulk-purchased crude oil, as well as sales of NGL volumes purchased from processors. These revenues also include the sale of additional barrels exchanged through buy/sell arrangements entered into to supplement the margins of the gathered and bulk-purchased volumes. We do not anticipate that future changes in revenues will be a primary driver of segment profit. Generally, we expect our segment profit to increase or decrease directionally with (i) increases or decreases in our Supply and Logistics segment volumes (which consist of lease gathered crude oil purchase volumes, NGL sales volumes and waterborne cargos), (ii) demand for lease gathering services we provide producers and (iii) the overall volatility and strength or weakness of market conditions and the allocation of our assets among our various risk management strategies. In addition, the execution of our risk management strategies in conjunction with our assets can provide upside in certain markets. Although we believe that the combination of our lease gathered business and our risk management activities provides a balance that provides general stability in our margins, these margins are not fixed and may vary from period to period.

The following table sets forth our operating results from our Supply and Logistics segment for the periods indicated:

	For the Year Ended			Favorable/(Unfavorable)
Operating Results (1)	December 31,			2012-2011		2011-2010
(in millions, except per barrel amounts)	2012	2011	2010	$	%	$	%
Revenues	$36,440	$33,068	$24,990	$3,372	10%	$8,078	32%
Purchases and related costs (2)	(35,139)	(31,984)	(24,448)	(3,155)	(10)%	(7,536)	(31)%
Field operating costs (excluding equity compensation expense)	(417)	(314)	(195)	(103)	(33)%	(119)	(61)%
Equity compensation expense - operations (3)	(2)	(2)	(3)	—	—%	1	33%
Segment general and administrative expenses (excluding equity compensation expense) (4)	(101)	(86)	(75)	(15)	(17)%	(11)	(15)%
Equity compensation expense - general and administrative (3)	(28)	(35)	(29)	7	20%	(6)	(21)%
Segment profit	$753	$647	$240	$106	16%	$407	170%
Maintenance capital	$13	$12	$9	$(1)	(8)%	$(3)	(33)%
Segment profit per barrel	$2.05	$2.05	$0.84	$—	—%	$1.21	144%

	For the Year Ended			Favorable/(Unfavorable)
Average Daily Volumes	December 31,			2012-2011		2011-2010
(in thousands of barrels per day)	2012	2011	2010	Volumes	%	Volumes	%
Crude oil lease gathering purchases	818	742	620	76	10%	122	20%
NGL sales	182	103	96	79	77%	7	7%
Waterborne cargos	3	21	68	(18)	(86)%	(47)	(69)%
Supply and Logistics segment total	1,003	866	784	137	16%	82	10%

(1)                                     Revenues and costs include intersegment amounts.

(2)                                     Purchases and related costs include interest expense (related to hedged crude oil and NGL inventory purchases) of approximately $12 million, $20 million and $17 million for the years ended December 31, 2012, 2011, and 2010, respectively.

(3)                                     Equity compensation expense shown in the table above includes that portion of equity compensation expense represented by outstanding awards under the LTIPs that, pursuant to the terms of such awards, will be settled in cash only and have no impact on diluted units.  The equity compensation expense presented in the “Selected Items Impacting Comparability” section of the table under “Results of Operations-Non-GAAP Financial Measures” excludes this portion of the equity compensation expense.  See Note 15 to our Consolidated Financial Statements for additional discussion regarding our equity compensation plans.

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

The NYMEX benchmark price of crude oil ranged from approximately $77 to $111 per barrel, $75 to $115 per barrel, and $64 to $92 per barrel during 2012, 2011, and 2010, respectively. Because the commodities that we buy and sell are generally indexed to the same pricing indices for both the sales and purchases, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. The absolute amount of our revenues and purchases increased for all periods presented, resulting from increases in volumes in the comparative 2012 and 2011 periods, as well as higher commodity prices during 2011 as compared to 2010.

Generally, we expect a base level of earnings from our Supply and Logistics segment from the assets employed by this segment. This base level may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango or backwardated market structure. Our Supply and Logistics segment operating results are further impacted by foreign currency translations adjustments as certain of our subsidiaries are based in Canada and use the Canadian dollar as their functional currency.  Revenues and expenses are translated at average exchange rates prevailing for each month and comparison between periods may be impacted by changes in the average exchange rates.  Also, our NGL marketing operations are sensitive to weather-related demand, particularly during the approximate five-month peak heating season of November through March, and temperature differences from period to period may have a significant effect on NGL demand and thus our financial performance.

The following is a discussion of items impacting Supply and Logistics segment profit and segment profit per barrel for the periods indicated.

Operating Revenues and Volumes. As noted in the table above, our Supply and Logistics segment revenues, net of purchases and related costs and excluding gains and losses from derivative activities as summarized below, increased year-over-year for each of the comparative periods presented. Generally, the increasing production of oil and liquids-rich gas in North America has created supply and demand imbalances that have increased the volatility of historical differentials for various grades of crude oil and has also impacted the historical pricing relationship between NGL and crude oil.  These market conditions are generally favorable to our supply and logistics activities.  The following summarizes the more significant items in the comparative periods:

•                  increased margins related to opportunities created in certain producing regions where crude oil production volumes exceed existing pipeline takeaway capacity and where there are associated logistics challenges.  We have utilized both railcar and truck transportation to capture enhanced margins in these regions.  As the infrastructure in these producing regions continues to be developed, we may not experience the same opportunities for enhanced margins as we are currently experiencing. We believe the fundamentals of our business remain strong; however, a normalization of margins may occur as the logistics challenges are addressed.  (See Items 1 and 2 “Business and Properties—Description of Segments and Associated Assets—Supply & Logistics Segment—Impact of Commodity Price Volatility and Dynamic Market Conditions on Our Business Model” included in Part I for further discussion regarding our business model, including diversification and utilization of our asset base among varying demand- and supply-driven markets.);

•                  opportunities from more favorable crude oil quality differentials experienced in certain regions; and

•                  higher volumes due to continued increases in production related to the active development of crude oil and liquids-rich resource plays primarily as a result of increased drilling activities in the Permian Basin, Eagle Ford, Bakken, Western Oklahoma and Texas Panhandle producing regions.

Increases in our North American crude oil activities were partially offset by decreases in waterborne cargos in 2012. In addition, NGL sales volumes increased due to the BP NGL Acquisition; however, we realized lower NGL margins during the comparative periods presented primarily due to declining NGL prices. As a result, at points in time, NGL spot prices were less than our weighted average inventory cost.

The favorable results experienced in 2011 compared to 2010 were also impacted by (i) a more favorable market structure  and (ii) increased volumes as a result of our Nexen acquisition completed in December 2010, which is primarily associated with the Bakken resource play.

Impact from derivative activities. The impact of the mark-to-market valuation of our derivative activities, net of inventory valuation adjustments, on net revenues was as follows (in millions):

	For the Twelve Months
	Ended December 31,			Variance
	2012	2011	2010	2012-2011	2011-2010
Gains/(losses) from derivative activities(1)	$(75)	$62	$(17)	$(137)	$79

(1)                  Includes mark-to-market gains and losses resulting from derivative instruments that are related to underlying activities in future periods or the reversal of mark-to-market gains and losses from the prior period. These amounts are reduced by the net impact of inventory valuation adjustments attributable to inventory hedged by the related derivative and gains recognized in later periods on physical sales of inventory that was previously written down. See Note 11 to our Consolidated Financial Statements for a comprehensive discussion regarding our derivatives and risk management activities.

Field Operating Costs and General and Administrative Expenses.  Field operating costs and general and administrative expenses (excluding equity compensation expenses) increased year-over-year for each of the comparative periods primarily due to increased costs to truck lease-gathered volumes, particularly in West Texas, Oklahoma and the Rockies.

General and Administrative Expenses.  General and administrative expenses (excluding equity compensation as discussed below) increased during each of the comparative periods presented, primarily as a result of the overall growth of the segment and legal fees associated with certain outstanding issues.

Equity Compensation Expense. On a consolidated basis, equity compensation expense decreased during 2012 as compared to 2011 and increased during 2011 as compared to 2010.  See the discussion regarding such variances under “— Transportation Segment” above.  Also, see Note 15 to our Consolidated Financial Statements for additional information regarding our equity compensation plans.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense was approximately $482 million for the year ended December 31, 2012 compared to $249 million and $256 million for the years ended December 31, 2011 and 2010, respectively. Included in depreciation and amortization expense for the 2012 period are losses on impairments of long-lived assets of approximately $168 million, primarily related to our Pier 400 terminal project and the anticipated sale of certain refined products pipeline systems and related assets. See Note 6 to our Consolidated Financial Statements for further discussion of asset impairments. The remaining increase for the 2012 period was primarily the result of an increased amount of assets resulting from acquisition activities, including accelerated amortization of certain intangible assets associated with our BP NGL Acquisition, as well as various internal growth projects in both years.  Such increases were partially offset by a decrease in expense resulting from extensions of depreciable lives of several of our crude oil and other storage facilities and pipeline systems, as discussed further below, as well as a net gain of approximately $6 million recognized upon disposition of certain assets.

Included in depreciation expense are reductions resulting from extensions of the depreciable lives of several of our crude oil and other storage facilities and pipeline systems.  The extension of depreciable lives is based on a prior year internal review to assess the useful lives of our property and equipment and to adjust those lives, if appropriate, to reflect current expectations given actual experience and technology. These depreciable life extensions have reduced depreciation expense prospectively as various phases of the review were completed. For the years ended December 31, 2012, 2011 and 2010, these extensions reduced depreciation expense by $73 million (incrementally $13 million more than the previous year), $60 million (incrementally $37 million more than the previous year) and $23 million, respectively.

Included in depreciation expense for the years ended December 31, 2011 and 2010 are net losses of approximately $11 million and $13 million, respectively, recognized upon disposition of certain assets and on impairments for assets taken out of service.

Interest Expense

Interest expense increased by approximately $35 million and $5 million for the years ended December 31, 2012 and 2011, respectively, over the previous year. Interest expense is primarily impacted by:

•                  our weighted average debt balances;

•                  the level and maturity of fixed rate debt and interest rates associated therewith;

•                  market interest rates and our interest rate hedging activities on floating rate debt; and

•                  interest capitalized on capital projects.

The following table summarizes the components impacting the interest expense variance for the years ended December 31, 2012 and 2011 (in millions, except for percentages):

		Average LIBOR Rate	Weighted Average Interest Rate (1)

Interest expense for the year ended December 31, 2010	$248	0.3%	5.3%
Impact of retirement of senior notes (2) (4)	(22)
Impact of issuance of senior notes (3) (5)	38
Impact of capitalized interest	(9)
Impact of credit facilities	(3)
Impact of interest included in purchases and related costs (8)	(3)
Other	4
Interest expense for the year ended December 31, 2011	$253	0.2%	5.4%
Impact of retirement of senior notes (6)	(8)
Impact of issuance of senior notes (5) (7)	44
Impact of capitalized interest	(11)
Impact of credit facilities	(3)
Impact of interest included in purchases and related costs (8)	8
Other	5
Interest expense for the year ended December 31, 2012	$288	0.2%	5.2%

(1)                                     Excludes commitment and other fees.

(2)                                     In September 2010, we redeemed our outstanding $175 million, 6.25% senior notes due 2015.

(3)                                     In July 2010, we completed the issuance of $400 million of 3.95% senior notes due 2015.

(4)                                     In February 2011, we redeemed our outstanding $200 million, 7.75% senior notes due 2012.

(5)                                     In January 2011, we completed the issuance of $600 million of 5.00% senior notes due 2021.

(6)                                     In September 2012, our $500 million, 4.25% senior notes due 2012 matured.

(7)                                     In March 2012, we completed the issuance of $750 million of 3.65% senior notes due 2022 and $500 million of 5.15% senior notes due 2042, and in December 2012, we completed the issuance of $400 million of 2.85% senior notes due 2023 and $350 million of 4.30% senior notes due 2043.

(8)                                     Interest costs attributable to borrowings for hedged crude oil and NGL inventory are included in purchases and related costs in our Supply and Logistics segment profit as we consider interest on these borrowings a direct cost to storing the inventory. These costs were approximately $12 million, $20 million and $17 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Other Income/(Expense), Net

Other income/(expense), net for the year ended December 31, 2012 was primarily impacted by foreign currency gains related to revaluations of CAD-denominated interest receivables associated with our intercompany notes and the impact of related foreign currency hedges.

The 2011 period included (i) a loss of approximately $23 million that was recognized in conjunction with the early redemption of our $200 million, 7.75% senior notes in February 2011 and (ii) a net gain of approximately $4 million related to foreign currency revaluations of CAD-denominated interest receivables associated with intercompany notes and the impact of related foreign currency hedges.

Other income/(expense), net for the year ended December 31, 2010 was primarily related to (i) a loss of approximately $6 million recognized in connection with the early redemption of our $175 million, 6.25% senior notes, (ii) the revaluation of contingent consideration related to our PNGS acquisition of approximately $2 million and (iii) a net loss of approximately $2 million related to the foreign currency revaluation of a CAD-denominated interest receivable associated with an intercompany note and the impact of related foreign currency hedges.

Income Tax Expense

Income tax expense for the year ended December 31, 2012 compared to the year ended December 31, 2011, even with a slight decrease in the combined Canadian federal and provincial rates for 2012, increased primarily as a result of the BP NGL Acquisition which increased the proportion of earnings subject to Canadian federal and provincial taxes. Canadian withholding taxes also increased on interest and dividends from our Canadian entities to other affiliates. These Canadian withholding taxes are due as payments occur.

Income tax expense increased for year ended December 31, 2011 compared to the year ended December 31, 2010 primarily due to an increase in the level of taxable earnings in our entities subject to Canadian federal and provincial taxes. As a result of Canadian tax legislation changes, we restructured our Canadian investment on January 1, 2011 and all of our Canadian operations were subject to Canadian corporate tax at a rate of approximately 27% in 2011. In addition, payments of interest and dividends from our Canadian entities to other affiliates are subject to Canadian withholding tax which is also treated as income tax expense. Previously, a portion of the activities were conducted in a flow-through entity that was not subject to entity-level taxation.

Outlook

Although the U.S. and European economies remain weak and face significant uncertainties, on balance, we believe current and foreseeable U.S. energy industry fundamentals are favorable for PAA’s asset base and business model.  On the negative side, U.S. petroleum consumption has averaged around 19.0 million barrels per day for the last several years, a level that is approximately 8% below levels experienced from 2005 to 2007.  Conversely, as a result of attractive crude oil and liquids prices, advances in drilling and completion techniques and their application to a number of large-scale shale and resource plays, U.S. crude oil and liquids production has increased in multiple regions in the lower 48 states.  This production increase represents a reversal of multiple decades of declining production levels.  A significant portion of these U.S. drilling activities is focused in areas where we have a significant asset presence, increasing the utilization of our existing assets as well as providing multiple opportunities to expand and extend our existing asset base on attractive terms.

Additionally, the crude oil market has experienced volatility in location and quality differentials as a result of infrastructure constraints in North America and international supply concerns.  During 2012 and 2011, these market conditions had a positive impact on our profitability as our business strategy and asset base positioned us to capitalize on opportunities available in a volatile environment. While we do not believe that these market conditions will persist at the 2012 levels, we believe the crude oil market will be volatile and we will have the opportunity to optimize the use of our existing assets.

There can be no assurance that U.S. production increases will continue or that we will not be negatively affected by potential volatility or challenging capital markets conditions.  Additionally, construction of additional infrastructure by us and our competitors will likely reduce the infrastructure constraints, which will ultimately reduce unit margins in our Supply and Logistics segments, and we cannot be certain that our expansion efforts will generate targeted returns or that any future acquisition activities will be successful.  See Item 1A. “Risk Factors - Risks Related to Our Business.”

Liquidity and Capital Resources

General

Our primary sources of liquidity are (i) our cash flow from operations as further discussed below in the section entitled “—Cash Flow from Operations,” (ii) borrowings under our credit facilities and (iii) funds received from sales of equity and debt securities. Our primary cash requirements include, but are not limited to (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil and other products and other expenses and interest payments on our outstanding debt, (ii) maintenance and expansion activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on our long-term debt and (v) distributions to our unitholders and general partner. We generally expect to fund our short-term cash requirements through our primary sources of liquidity. In addition, we generally expect to fund our long-term needs, such as those resulting from expansion activities or acquisitions and refinancing our long-term debt, through a variety of sources (either separately or in combination), which may include operating cash flows, borrowings under our credit facilities, and/or the issuance of additional equity or debt securities. As of December 31, 2012, we had a working capital deficit of approximately $36 million and approximately $2.4 billion of liquidity available to meet our ongoing operational, investing and finance needs as noted below (in millions):

As of December 31, 2012
Availability under PAA senior unsecured revolving credit facility	$1,488
Availability under PAA senior secured hedged inventory facility	730
Availability under PNG senior unsecured revolving credit facility	168
Cash and cash equivalents	24
Total	$2,410

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

The storage of crude oil in periods of a contango market, when the price of crude oil for future deliveries is higher than current prices, can have a material impact on our cash flows from operating activities. In the month we pay for the stored crude oil, we borrow under our credit facilities (or pay from cash on hand) to pay for the crude oil, which negatively impacts our operating cash flow. Conversely, cash flow from operating activities increases during the period in which we collect the cash from the sale of the stored crude oil. Similarly, the level of NGL and other product inventory stored and held for resale at period end affects our cash flow from operating activities.

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

Net cash provided by operating activities for the twelve months ended December 31, 2012 was approximately $1.2 billion. The cash provided by operating activities reflects cash generated by our recurring operations, and is also significantly impacted in periods when we are increasing or decreasing the amount of inventory in storage as discussed above.  During 2012, we increased the amount of our crude oil inventory, which was primarily financed through borrowings under our credit facilities as well as through our $250 million senior notes that are currently classified as “Short-term debt” on our Consolidated Balance Sheet.  During the year, we also increased the amount of our NGL inventory; however, these volumetric increases were offset by lower prices for such inventory stored at the end of the year compared to prior year amounts.

Net cash provided by operating activities for the twelve months ended December 31, 2011 was approximately $2.4 billion. During 2011, we reduced our overall inventory levels resulting in a positive impact to operating cash flow. The reduction in our crude oil inventory levels was primarily due to liquidating a certain amount of inventory that had been stored in the contango market, which primarily began liquidating during the latter portion of the second quarter of 2011, as well as liquidating the inventory stored through our waterborne cargo purchase activity, which occurred throughout the third and fourth quarters of 2011.

Net cash provided by operating activities for the twelve months ended December 31, 2010 was approximately $259 million.  During 2010, we increased the amount of our inventory.  The increases were due to both increased volumes and prices and were primarily related to our crude oil storage activities and our NGL activities.  The net increased levels of inventory were financed through borrowings under our credit facilities and senior notes issuances resulting in a negative impact to our operating cash flow for the period.

Credit Facilities and Indentures

PAA senior secured hedged inventory facility.  In June 2012, we amended our senior secured hedged inventory facility which, among other things, increased the committed borrowing capacity from $850 million to $1.4 billion, of which $400 million (an increase from $250 million under the original facility) is available for the issuance of letters of credit. Subject to obtaining additional or increased lender commitments, the committed amount of the facility may be increased to $1.9 billion. The amendment also extended the maturity date of the facility by one year to August 2014 and provides for one or more one-year extensions, subject to applicable approval. Proceeds from this facility are being used to finance purchased or stored hedged inventory. Obligations under the committed facility are secured by the financed inventory and the associated accounts receivable and will be repaid from the proceeds of the sale of the financed inventory. Borrowings accrue interest based, at our election, on either the Eurocurrency Rate or the Base Rate, in each case plus a margin based on our credit rating at the applicable time. At December 31, 2012, we had approximately $730 million of available borrowing capacity under our $1.4 billion committed hedged inventory facility. Of the capacity we utilized at December 31, 2012, approximately $5 million was associated with outstanding letters of credit and the remainder was borrowed.

PNG senior unsecured revolving credit facility.  In June 2012, PNG partially exercised the accordion feature of its original senior unsecured credit agreement and increased from $250 million to $350 million the aggregate amount of revolving credit facility commitments. Also in June 2012, PNG amended this credit agreement to, among other things, provide for the further increase of the committed amount to $550 million, subject to obtaining additional or increased lender commitments.  The amendment also provides for one or more one-year extensions of the revolving credit facility maturity date of August 2016 and the GO Bond mandatory put date of its two $100 million GO Bond term loans, as defined in such amendment, in each case subject to lender approvals. Borrowings under the revolving credit facility accrue interest, at PNG’s election, on either the Eurodollar Rate or the Base Rate, in each case plus an applicable margin. The GO Zone term loans accrue interest in accordance with the interest payable on the related GO Bonds purchased with respect thereto as provided in such GO Bonds and the GO Bonds Indenture pursuant to which such GO Bonds are issued and governed. At December 31, 2012, PNG had approximately $168 million of available borrowing capacity under the revolving credit facility. Of the capacity we utilized at December 31, 2012, less than $1 million was associated with outstanding letters of credit and the remainder was borrowed. This credit facility restricts, among other things, PNG’s ability to make distributions of available cash to unitholders if any default or event of default, as defined in the credit agreement, exists or would result therefrom. In addition, the credit facility contains certain financial and other restrictive covenants.

PAA senior unsecured revolving credit facility.  In August 2011, we entered into an unsecured revolving credit agreement with a committed borrowing capacity of $1.6 billion (including a $600 million Canadian sub-facility) which contains an accordion feature that enables us to increase the committed capacity to $2.1 billion, subject to obtaining additional or increased lender commitments. The credit agreement provides for the issuance of letters of credit and has a maturity date in August 2016. Borrowings accrue interest based, at our election, on the Eurocurrency Rate, the Base Rate or the Canadian Prime Rate, in each case plus a margin based on our credit rating at the applicable time. This facility replaced a similar $1.6 billion senior unsecured revolving credit facility that was scheduled to mature in July 2012. At December 31, 2012, we had approximately $1.5 billion of available borrowing capacity under our $1.6 billion committed revolving credit facility. Of the capacity we utilized at December 31, 2012, approximately $19 million was associated with outstanding letters of credit and the remainder was borrowed.

Indentures.  We had several issues of senior debt outstanding at December 31, 2012 that totaled approximately $6.3 billion, excluding premium or discount, range in size from $150 million to $750 million and mature at various dates between 2013 and 2043.

Our credit agreements and the indentures governing our senior notes contain cross-default provisions. A default under our credit facilities would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions in our credit agreements, our ability to make distributions of available cash is not restricted. We are currently in compliance with the covenants contained in our credit agreements and indentures.  See Note 9 to our Consolidated Financial Statements for additional discussion regarding our credit facilities and long-term debt.

Equity and Debt Financing Activities

Our financing activities primarily relate to funding acquisitions and internal capital projects, and short-term working capital and hedged inventory borrowings related to our NGL business and contango market activities, as well as refinancing of our debt maturities.  Our financing activities have primarily consisted of equity offerings, senior notes offerings and borrowings and repayments under our credit facilities.

Registration Statements.  We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $2.0 billion of debt or equity securities (“Traditional Shelf”). All issuances of equity securities associated with our continuous offering programs, as discussed further below, have been issued pursuant to the Traditional Shelf. At December 31, 2012, we had approximately $1.9 billion of unsold securities available under the Traditional Shelf. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. Our March 2012 offering of  $750 million, 3.65% senior notes due 2022 and $500 million, 5.15% senior notes due 2042, our December 2012 offering of $400 million, 2.85% senior notes due 2023 and $350 million, 4.30% senior notes due 2043, as well as our March 2012 equity offering, as discussed further below, were all conducted under the WKSI Shelf.

PNG has filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows PNG to issue up to an aggregate of $1.0 billion of debt or equity securities. PNG has not issued any securities under its shelf registration statement.

During August 2011, Vulcan Energy Corporation completed a secondary public offering of 15.0 million common units representing limited partner interests in us at $30.55 per common unit, as adjusted for the two-for-one unit split. We did not receive any of the proceeds from the offering, and the number of PAA common units outstanding did not change as a result of this transaction. The secondary offering was not conducted under our Traditional Shelf or WKSI Shelf, but was conducted under a previously filed resale shelf registration statement.

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

Through December 31, 2012, we sold an aggregate of approximately 4.8 million common units, as adjusted for the two-for-one unit split, under this agreement, generating proceeds of approximately $222 million, including our general partner’s proportionate capital contribution, net of approximately $2 million of commissions to our sales agents. The net proceeds from sales were used for general partnership purposes.

Underwritten PAA Equity Offerings.  We completed underwritten equity offerings during 2012, 2011, and 2010 as summarized in the table below (net proceeds in millions).  These offerings include our general partner’s proportionate capital contributions and are net of costs associated with the offerings.

Year	Units	Net Proceeds (1)
2012	11,500,000	$455
2011	27,870,000	$889
2010	9,560,000	$296

(1)                                     We used the net proceeds to reduce outstanding borrowings under our credit facilities and for general partnership purposes. Amounts repaid under our credit facilities may be reborrowed to fund our ongoing capital program, potential future acquisitions or for general partnership purposes.

PNG Equity Offerings.  On May 5, 2010, PNG completed its IPO of 13.5 million common units representing limited partner interests at $21.50 per common unit for total proceeds of approximately $268 million. Additionally, in conjunction with the Southern Pines Acquisition, PNG completed a private placement of 17.4 million common units to third parties for net proceeds of approximately $370 million, and the sale to us of approximately 10.2 million PNG common units for approximately $230 million, including our proportionate general partner contribution of $12 million. Our aggregate ownership interest in PNG is approximately 64%.  See Note 10 to our Consolidated Financial Statements.

Senior Notes.  During the last three years we issued senior unsecured notes as summarized in the table below (in millions):

Year	Description	Maturity	Face Value	Net Proceeds(1)
2012	2.85% Senior Notes issued at 99.752% of face value (2)	January 2023	$400	$399
2012	4.30% Senior Notes issued at 99.925% of face value (2)	January 2043	$350	$350
2012	3.65% Senior Notes issued at 99.823% of face value (3)	June 2022	$750	$748
2012	5.15% Senior Notes issued at 99.755% of face value (3)	June 2042	$500	$499

2011	5.00% Senior Notes issued at 99.521% of face value (4)	February 2021	$600	$597

2010	3.95% Senior Notes issued at 99.889% of face value (5)	September 2015	$400	$400

(1)                                     Face value of notes less the applicable premium or discount (before deducting for initial purchaser discounts, commissions and offering expenses).

(2)                                     We used the net proceeds from this offering to repay outstanding borrowings under our credit facilities and for general partnership purposes.

(3)                                     We used the net proceeds from this offering to repay outstanding borrowings under our credit facilities and for general partnership purposes.  In addition, we used a portion of the proceeds to prefund the BP NGL Acquisition. See Note 3 to our Consolidated Financial Statements for a discussion of the BP NGL Acquisition.

(4)                                     We used the net proceeds from this offering to repay outstanding borrowings under our credit facilities and for general partnership purposes.  In addition, we used a portion of the proceeds to redeem all of our outstanding $200 million, 7.75% senior notes due 2012, as discussed further below.

(5)                                     We used the net proceeds from this offering to repay outstanding borrowings under our credit facilities.  In addition, we used a portion of the proceeds to redeem all of our outstanding $175 million, 6.25% senior notes due 2015, as discussed further below.

In September 2012, our $500 million, 4.25% senior notes matured and were repaid with proceeds from our credit facilities.

In February 2011, our $200 million, 7.75% senior notes due 2012 were redeemed in full. In conjunction with the early redemption, we recognized a loss of approximately $23 million. We utilized cash on hand and available capacity under our credit facilities to redeem these notes.

In September 2010, we repaid our $175 million, 6.25% senior notes and recognized a loss of approximately $6 million in conjunction with the early redemption of these notes.  We utilized net proceeds from our July 2010 issuance of $400 million, 3.95% senior notes to retire these senior notes.

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

2013 Capital Expansion Projects.  We expect the majority of funding for our 2013 capital program will be provided by borrowings under our revolving credit facility and cash flow in excess of partnership distributions as well as through our access to the capital markets for equity and debt as we deem necessary.  Our 2013 capital expansion program includes the following projects with the estimated cost for the entire year (in millions):

Projects	2013
Mississippian Lime Pipeline	$150
Rainbow II Pipeline	135
White Cliffs Expansion	90
Gulf Coast Pipeline	80
Yorktown Terminal Projects	75
Eagle Ford Area Pipeline Projects	75
Eagle Ford JV Project	65
St. James Terminal Projects	55
PAA Natural Gas Storage (Multiple Projects)	42
Spraberry Area Pipeline Projects	40
Tampa, CO Rail Terminal	35
Bakersfield, CA Rail Terminal	35
Shafter Expansion	25
Cushing Terminal Projects	20
Other Projects (1)	178
$1,100
Potential Adjustments for Timing/Scope Refinement (2)	- $50	+ $100
Total Projected Expansion Capital Expenditures	$1,050	-	$1,200

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

Distributions to our unitholders and general partner.  We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On February 14, 2013, we paid a quarterly distribution of $0.5625 per limited partner unit. This distribution represents a year-over-year distribution increase of approximately 9.8%. See Note 10 to our Consolidated Financial Statements for details of distributions paid. Also, see Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” for additional discussion on distributions.

In order to enhance our distribution coverage ratio and liquidity in connection with a significant acquisition, our general partner has, from time to time, agreed to reduce the amounts due to it as incentive distributions. In connection with the BP NGL Acquisition, our general partner agreed to reduce the amount of its incentive distributions by $3.75 million per quarter through February 2014 and $2.5 million per quarter thereafter.  Through December 31, 2012, our general partner’s incentive distributions had been reduced by $11.25 million related to this acquisition.  See Note 3 to our Consolidated Financial Statements for further discussion of the BP NGL Acquisition.

Distributions to noncontrolling interests.  We paid approximately $48 million and $40 million for distributions to our noncontrolling interests during the years ended December 31, 2012 and 2011, respectively. These amounts represent distributions paid on interests in PNG and SLC that are not owned by us.

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

Contingencies

For a discussion of contingencies that may impact us, see Note 16 to our Consolidated Financial Statements.

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

The following table includes our best estimate of the amount and timing of these payments as well as others due under the specified contractual obligations as of December 31, 2012 (in millions):

						2018 and
	2013	2014	2015	2016	2017	Thereafter	Total
Long-term debt, including current maturities and related interest payments(1)	$595	$332	$873	$781	$666	$7,359	$10,606
Leases (2)	113	110	101	88	61	343	816
Other obligations (3)	325	75	39	22	18	134	613
Subtotal	1,033	517	1,013	891	745	7,836	12,035
Crude oil, natural gas, NGL and other purchases(4)	6,805	2,226	1,686	1,624	1,207	2,772	16,320
Total	$7,838	$2,743	$2,699	$2,515	$1,952	$10,608	$28,355

(1)                                     Includes debt service payments, interest payments due on our senior notes, interest payments and the commitment fee on the PNG credit agreement and the commitment fee on our PAA credit facilities. Although there is an outstanding balance on our PAA credit facilities at December 31, 2012, we historically repay and borrow at varying amounts. As such, we have included only the maximum commitment fee (as if no amounts were outstanding on the facility) in the amounts above.

(2)                                     Leases are primarily for (i) surface rentals, (ii) office rent, (iii) pipeline assets and (iv) trucks, trailers and railcars.

(3)                                     Includes (i) other long-term liabilities, (ii) storage and transportation agreements and (iii) commitments related to our capital expansion projects, including projected contributions for our share of the capital spending of our equity-method investments. Excludes a non-current liability of approximately $39 million related to derivative activity included in Crude oil, natural gas, NGL and other purchases.

(4)                                     Amounts are primarily based on estimated volumes and market prices based on average activity during December 2012. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit.  In connection with our crude oil supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. At December 31, 2012 and 2011, we had outstanding letters of credit of approximately $24 million and $33 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Investments in Unconsolidated Entities

We have invested in entities that are not consolidated in our financial statements. Certain of these entities are borrowers under credit facilities. We are neither a co-borrower nor a guarantor under any such facilities. We may elect at any time to make additional capital contributions to any of these entities. The following table sets forth selected information regarding these entities as of December 31, 2012 (unaudited, dollars in millions):

Entity	Type of Operation	Our Ownership Interest	Total Entity Assets	Total Cash and Restricted Cash	Total Entity Debt
Settoon Towing, LLC	Barge Transportation Services	50%	$240	$—	$184
Eagle Ford Pipeline LLC	Crude Oil Pipeline	50%	$299	$—	$—
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	$276	$7	$—
Frontier Pipeline Company	Crude Oil Pipeline	22%	$28	$4	$—
Butte Pipe Line Company	Crude Oil Pipeline	22%	$24	$5	$—

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including (i) commodity price risk, (ii) interest rate risk and (iii) currency exchange rate risk.  We use various derivative instruments to manage such risks and, in certain circumstances, to realize incremental margin during volatile market conditions.  Our risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our exchange-cleared and over-the-counter positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity.  We have a risk management function that has direct responsibility and authority for our risk policies, related controls around commercial activities and certain aspects of corporate risk management.  Our risk management function also approves all new risk management strategies through a formal process. The following discussion addresses each category of risk.

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

See Note 11 to our Consolidated Financial Statements for further discussion regarding our hedging strategies and objectives.

Our policy is to (i) purchase only product for which we have a market, (ii) hedge our purchase and sales contracts so that price fluctuations do not materially affect our operating income and (iii) not acquire and hold physical inventory or other derivative instruments for the purpose of speculating on outright commodity price changes, as these activities could expose us to significant losses.

The fair value of our commodity derivatives and the change in fair value as of December 31, 2012 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

		Effect of 10%	Effect of 10%
	Fair Value	Price Increase	Price Decrease
Crude oil and related products	$(14)	$(57)	$58
Natural gas	9	$1	$(1)
NGL and other	45	$(14)	$14
Total fair value	$40

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

Interest Rate Risk

Our use of both fixed and variable rate debt exposes us to interest rate risk. Therefore, from time to time we use interest rate derivatives to hedge interest rate risk associated with anticipated debt issuances and, in certain cases, outstanding debt instruments.  All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. The majority of our variable rate debt at December 31, 2012, approximately $1.0 billion (which excludes $100 million that swap floating rate debt for fixed), is subject to interest rate re-sets, which range from one week to three months. The average interest rate of approximately 1.8% is based upon rates in effect during the year ended December 31, 2012. The fair value of our interest rate derivatives is an unrealized loss of approximately $38 million as of December 31, 2012. A 10% increase in the forward LIBOR curve as of December 31, 2012 would result in an increase of approximately $25 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of December 31, 2012 would result in a decrease of approximately $25 million to the fair value of our interest rate derivatives. See Note 11 to our Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. A 10% increase or decrease in the exchange rate (CAD-to-USD) would result in immaterial changes to the fair value of our foreign currency derivatives. See Note 11 to our Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

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

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2012. See Management’s Report on Internal Control Over Financial Reporting on page F-2 of our Consolidated Financial Statements.

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

Item 9B.  Other Information

There was no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2012 that has not previously been reported.

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

Our partnership agreement provides that our general partner will manage and operate us and that unitholders, unlike holders of common stock in a corporation, will have only limited voting rights on matters affecting our business or governance. The governance of GP LLC is, in effect, the governance of our partnership, subject in all cases to any specific unitholder rights contained in our partnership agreement. References to our “Board of Directors” mean the board of directors of GP LLC, which consists of eight directors elected by the members of GP LLC, and not by our unitholders. Under the Fifth Amended and Restated Limited Liability Company Agreement of GP LLC (the “GP LLC Agreement”), three of the members of GP LLC have the right to designate one director each, and our CEO is a director by virtue of holding the office. The remaining four seats are elected, and may be removed, by a majority of the membership interest. Directors filling three of these four “at large” seats must be independent.  Any member that accumulates an interest greater than 25% and does not otherwise have a designation right may designate a director.  In the event a member of GP LLC ceases to have the right to designate a director, the individual designated by such member is automatically removed as a director and a replacement shall be elected by a majority of the membership interest.

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

The management of enterprise-level risk (ELR) may be defined as the process of identifying, managing and monitoring events that present opportunities and risks with respect to creation of value for our unitholders.  The board has delegated to management the primary responsibility for ELR management, while the board has retained responsibility for oversight of management in that regard.  Management provides an ELR assessment to the board at least once every year.

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

Compensation Committee

Although not required by NYSE listing standards, we have a compensation committee that reviews and makes recommendations to the board regarding the compensation for the executive officers and administers our equity compensation plans for officers and key employees. The charter of our compensation committee is available on our website. See “—Meetings and Other Information” for information on how to access or obtain copies of this charter. The compensation committee currently consists of Messrs. Petersen, Raymond and Sinnott and Ms. Sutil. Under applicable stock exchange rules, none of the members of our compensation committee is required to be “independent.”  The compensation committee has the sole authority to retain any compensation consultants to be used to assist the committee, but did not retain any consultants in 2012.  The compensation committee has delegated limited authority to the CEO to administer our long-term incentive plans with respect to employees other than executive officers.

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

In addition, our partnership agreement provides for the establishment or activation of a conflicts committee as circumstances warrant to review conflicts of interest between us and our general partner or the owners of our general partner. Such a committee will typically consist of a minimum of two members, none of whom can be (i) officers or employees of our general partner, (ii) directors, officers or employees of its affiliates or (iii) owners of the general partner interest. Our partnership agreement provides that any matters approved by the conflicts committee will be conclusively deemed to be fair and reasonable to us, approved by all of our partners, and not a breach by our general partner of any duties owed to us or our unitholders.  See Item 13. “Certain Relationships and

Related Transactions, and Director Independence—Transactions with Related Persons—Review, Approval or Ratification of Transactions with Related Persons.”

Meetings and Other Information

During the last fiscal year, our board of directors had five meetings, our audit committee had nine meetings, our compensation committee had two meetings and our governance committee had one meeting.  All directors have access to members of management, and a substantial amount of information transfer and informal communication occurs between meetings.  None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

As discussed above, the governance of GP LLC is, in effect, the governance of our company, and directors of GP LLC are designated or elected by the members of GP LLC. Accordingly, unlike holders of common stock in a corporation, our unitholders have only limited voting rights on matters affecting our business or governance, subject in all cases to any specific unitholder rights contained in our partnership agreement. As a result, we do not hold annual meetings of unitholders.

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

Audit Committee Report

The audit committee of Plains All American GP LLC oversees the Partnership’s financial reporting process on behalf of the board of directors. Management has the primary responsibility for the financial statements and the reporting process, including the systems of internal controls.

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

Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

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

Name	Age (as of 12/31/12)	Position(1)
Greg L. Armstrong*(2)	54	Chairman of the Board, Chief Executive Officer and Director
Harry N. Pefanis*	55	President and Chief Operating Officer
Mark J. Gorman*	58	Executive Vice President—Operations and Business Development
Phillip D. Kramer*	56	Executive Vice President
Richard K. McGee*	51	Executive Vice President, General Counsel and Secretary
John R. Rutherford*	52	Executive Vice President
Al Swanson*	48	Executive Vice President and Chief Financial Officer
W. David Duckett*	57	President, Plains Midstream Canada
Lawrence J. Dreyfuss	58	Senior Vice President, General Counsel—Commercial & Litigation and Assistant Secretary
Alfred A. Lindseth	43	Senior Vice President—Technology, Process & Risk Management
Daniel J. Nerbonne	55	Senior Vice President—Engineering
John P. vonBerg*	58	Senior Vice President—Commercial Activities
Jason Balasch	44	Vice President of LPG, Plains Midstream Canada
Stephen L. Bart	52	Vice President of Crude Oil Operations, Plains Midstream Canada
Samuel N. Brown	56	Vice President—Pipeline Business Development
Kevin L. Cantrell	52	Vice President—Internal Audit
David Craig	55	Executive Vice President and Chief Financial Officer, Plains Midstream Canada
Ralph R. Cross	57	Vice President of Strategic Planning, Plains Midstream Canada
A. Patrick Diamond	40	Vice President
Roger D. Everett	67	Vice President—Human Resources
James Ferrell	42	Vice President—Supply Chain Management
James B. Fryfogle	61	Vice President—Refinery Supply
M.D. (Mike) Hallahan	52	Vice President of Crude Oil and Truck Transportation, Plains Midstream Canada
Chris Herbold*	40	Vice President—Accounting and Chief Accounting Officer
Jim G. Hester	53	Vice President—Natural Gas Gathering and Processing
Richard Jensen	59	Executive Vice President of Operations, Plains Midstream Canada
Christopher M. Kean	48	Vice President of Engineering, Plains Midstream Canada
John Keffer	53	Vice President—Terminals
Charles Kingswell-Smith	61	Vice President and Treasurer
Sterling Koch	43	Vice President of Health, Safety, Environment & Regulatory, Plains Midstream Canada
Gregg McClement	44	Vice President of Facilities, Plains Midstream Canada
Mike Mikuska	44	Vice President of Pipelines and Logistics, Plains Midstream Canada
George N. Polydoros	49	Vice President—Land and Office Services
John F. Russell	64	Vice President—West Coast Projects
Robert M. Sanford	63	Vice President—Lease Supply
David Schwarz	43	Vice President of Human Resources, Plains Midstream Canada
Scott Sill	50	Vice President of LPG Operations, Plains Midstream Canada
Phil Smith	54	Vice President—Operations
Troy E. Valenzuela	51	Vice President—Environmental, Health and Safety
Walter van Zanten	56	Vice President—Tax
Sandi Wingert	42	Vice President of Accounting, Plains Midstream Canada
David E. Wright	67	Vice President
Everardo Goyanes	68	Director and Member of Audit** Committee
Gary R. Petersen	66	Director and Member of Compensation and Governance Committees
John T. Raymond(2)	42	Director and Member of Compensation Committee
Robert V. Sinnott(2)	63	Director and Member of Compensation** Committee
Vicky Sutil(2)	48	Director and Member of Compensation Committee
J. Taft Symonds	73	Director and Member of Audit and Governance** Committees
Christopher M. Temple	45	Director and Member of Audit Committee

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

Mark J. Gorman has served as Executive Vice President—Operations and Business Development since February 2013 and served as Senior Vice President—Operations and Business Development from August 2008 until February 2013. He previously served as Vice President from November 2006 until August 2008. Prior to joining Plains, he was with Genesis Energy in differing capacities as a Director, President and CEO, and Executive Vice President and COO from 1996 through August 2006. From 1992 to 1996, he served as a President for Howell Crude Oil Company. Mr. Gorman began his career with Marathon Oil Company, spending 13 years in various disciplines. Mr. Gorman is also a director of Settoon Towing, Butte, Frontier and SLC Pipeline.

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

Richard K. McGee has served as Executive Vice President, General Counsel and Secretary since February 2013. He served as Vice President, General Counsel and Secretary from March 2012 until February 2013 and served as Vice President and Deputy General Counsel from August 2011 through March 2012.  He also serves as Vice President, General Counsel and Secretary for PAA’s natural gas storage business, where he was  Vice President—Legal and Business Development from September 2009 through March 2012.   From January 1999 to July 2009, he was employed by Duke Energy, serving as President of Duke Energy International from October 2001 through July 2009 and serving as general counsel of Duke Energy Services from January 1999 through September 2001. He previously spent 12 years at Vinson & Elkins L.L.P., where he was a partner with a focus on acquisitions, divestitures and development work for various clients in the energy industry.

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

Lawrence J. Dreyfuss has served as Senior Vice President, General Counsel—Commercial and Litigation and Assistant Secretary since February 2013, and served as Vice President, General Counsel—Commercial & Litigation and Assistant Secretary from August 2006 until February 2013. Mr. Dreyfuss was Vice President, Associate General Counsel and Assistant Secretary of our general partner from February 2004 to August 2006 and Associate General Counsel and Assistant Secretary of our general partner from June 2001 to February 2004 and held a senior management position in the Law Department since May 1999. In addition, he was a Vice President of Scurlock Permian LLC from 1987 to 1999.

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

Daniel J. Nerbonne has served as Senior Vice President—Engineering since February 2013 and as Vice President—Engineering from February 2005 until February 2013. Prior to joining us, Mr. Nerbonne was General Manager of Portfolio Projects for Shell Oil Products US from January 2004 to January 2005 and served in various capacities, including General Manager of Commercial and Joint Interest, with Shell Pipeline Company or its predecessors from 1998. From 1980 to 1998 Mr. Nerbonne held numerous positions of increasing responsibility in engineering, operations, and business development, including Vice President of Business Development from December 1996 to April 1998, with Texaco Trading and Transportation or its affiliates.

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

Jason Balasch has served as Vice President of LPG of Plains Midstream Canada since September 2011 and is responsible for overseeing all commercial activities associated with Plains’ LPG business including propane, butane and intermediates. Prior to joining PMC, he was with Enterprise Products Partners L.P. from June 2000 to August 2011, where he served in various capacities, most recently as Vice President, U.S. Gulf Coast Gathering & Processing in their Houston, Texas office.  Mr. Balasch has also worked for Chevron and TransCanada Corporation in both engineering and business development roles.

Stephen L. Bart has served as Vice President of Crude Oil Operations of Plains Midstream Canada since April 2005 and was Managing Director, LPG Operations & Engineering from February to April 2005. From June 2003 to February 2005, Mr. Bart was engaged as a principal of Broad Quay Development, a consulting firm. From April 2001 to June 2003, Mr. Bart served as Chief Executive Officer of Novera Energy Limited, a publicly-traded international renewable energy concern. From January 2000 to April 2003, he served as Director, Northern Development, for Westcoast Energy Inc.

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

Ralph R. Cross has served as Vice President of Strategic Planning of Plains Midstream Canada since July 2012. He previously served as Vice President—Corporate Development and Transportation Services of Plains Midstream Canada from July 2001 until July 2012. Mr. Cross was previously with CANPET since 1992, where he served in various capacities, including most recently as Vice President of Business Development.

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

M.D. (Mike) Hallahan has served as Vice President of Crude Oil of Plains Midstream Canada since February 2004 and Managing Director, Facilities from July 2001 to February 2004. He was previously with CANPET where he served in various capacities since 1996, most recently as General Manager, Facilities.

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

Richard Jensen has served as Executive Vice President of Operations of Plains Midstream Canada since October 2012.  Prior to joining PMC, Mr. Jensen worked with Nexen Petroleum for over 27 years, where he served in various leadership capacities, most recently as Vice President, Middle East, South America and Africa. Mr. Jensen has also worked in executive leadership roles at Canadian Occidental Petroleum and Canadian Nexen Chemicals.

Christopher M. Kean has served as Vice President of Engineering of Plains Midstream Canada since September 2012.  He has over 25 years of experience in global projects and operations across the oil and gas, chemical and oil sands sectors.  Prior to joining PMC, Mr. Kean worked with Enbridge Pipelines for over four years, where he served in various capacities, most recently as Project Director for the Cabin Gas Plant project. Mr. Kean has also worked in both engineering and project management leadership roles for Canadian Natural Resources Limited (11 years), Petro-Canada, and Amoco Chemical and Production Companies.

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

Sterling Koch has served as Vice President of Health, Safety, Environment & Regulatory of Plains Midstream Canada since January 2013.  He is responsible for providing strategic direction and oversight to the environment, health & safety, regulatory and land activities of our Canadian operations. Mr. Koch brings over 20 years of energy industry experience, including regulatory and legal affairs, commercial operations, compliance and security.  Prior to joining PMC, Mr. Koch worked with TransAlta for over 14 years, where he served in various vice president roles including regulatory and legal affairs, commercial management and business development. He also brings to PMC a background as legal counsel, originating from his days with Western Gas Marketing, Northridge Petroleum and TransCanada.

Gregg McClement has served as Vice President of Facilities of Plains Midstream Canada since August 2012. He previously served as Vice President of Business Development—LPG of Plains Midstream Canada from December 2009 to August 2012.  Mr. McClement has been with PMC and its predecessor CANPET since 2001.  He previously held numerous senior management roles in the transportation industry with companies such as B.C. Rail and Union Pacific Railway.

Mike Mikuska has served as Vice President of Pipelines and Logistics of Plains Midstream Canada since August 2012. He previously served as Vice President of Business Development—Crude Oil of Plains Midstream Canada from September 2008 to August 2012. Mr. Mikuska has been with PMC and its predecessor CANPET since 1995 and has served in various commercial and development roles over that time.

George N. Polydoros has served as Vice President—Land and Office Services since February 2013. He served as Managing Director—Land and Office Services from April 2011 until February 2013. Prior to joining PAA, Mr. Polydoros was a partner at the law firm of Mayer Brown.  Before joining Mayer Brown, he worked as an attorney at American General Corporation (now part of AIG) and Bracewell & Giuliani.

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

David Schwarz has served as Vice President of Human Resources of Plains Midstream Canada since October 2012. He previously served as Vice President of Human Resources and Corporate Communications of Plains Midstream Canada from February 2011 to October 2012. He joined Plains Midstream Canada in August 2009 and brings over 18 years of experience to this role. Prior to joining PMC, Mr. Schwarz held various senior human resources roles in Calgary, and most recently served as Senior Manager, Human Resources in the ATCO Group of Companies. He has also gained experience working for such companies as Fluor Daniel, Manalta Coal and Superior Propane.

Scott Sill has served as Vice President of LPG Operations of Plains Midstream Canada since March 2010.  He joined Plains Midstream Canada in April 2006 through PAA’s acquisition of the Shafter gas liquids processing facility. Prior to his most recent role as Managing Director of U.S. and Canadian LPG Operations, Mr. Sill performed the role of West Coast District Superintendent, overseeing an LPG isomerization/hydrotreating facility, salt cavern terminal, fractionation plant and various storage terminals. Mr. Sill brings over 20 years of LPG operations experience to this role.

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

Walter van Zanten has served as Vice President—Tax since February 2013.  He served as Director of Tax from December 2008 until February 2013. Before joining PAA, Mr. van Zanten worked in various leadership and functional capacities for Chimerical, Inc., El Paso Corp., Tenneco Energy, The Coastal Corporation, Tangram Transmission Corp. and Arthur Young.

Sandi Wingert has served as Vice President of Accounting of Plains Midstream Canada since February 2008. She has been with PMC and its predecessor CANPET acting as Controller since 2000. Prior to joining our Canadian operations, she held various accounting roles with Koch Petroleum and Ernst & Young.

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

Gary R. Petersen has served as a director of our general partner since June 2001. Mr. Petersen is a Managing Partner of EnCap Investments L.P., an investment management firm which he co-founded in 1988. He is also a director of EV Energy Partners, L.P. He had previously served as Senior Vice President and Manager of the Corporate Finance Division of the Energy Banking Group for RepublicBank Corporation. Prior to his position at RepublicBank, he was Executive Vice President and a member of the Board of Directors of Nicklos Oil & Gas Company from 1979 to 1984. He served from 1970 to 1971 in the U.S. Army as a First Lieutenant in the Finance Corps and as an Army Officer in the Army Security Agency. He is a member of the Independent Petroleum Association of America, the Houston Producers Forum and the Petroleum Club of Houston.  Mr. Petersen holds BBA and MBA degrees in finance from Texas Tech University.  The Board of Directors has determined that Mr. Petersen is “independent” under applicable NYSE rules. Mr. Petersen has been involved in the energy sector for a period of more than 35 years, garnering extensive knowledge of the energy sectors’ various cycles, as well as the current market and industry knowledge that comes with management of approximately $18 billion of energy-related investments. In tandem with the leadership qualities evidenced by his executive background, we believe that Mr. Petersen brings numerous valuable attributes to the Board.

John T. Raymond has served as a director of our general partner since December 2010.  Mr. Raymond is an owner and founder of EMG, a diversified natural resource private equity fund manager with over $6.1 billion under management (including co-investments), and has been Managing Partner and CEO since EMG’s inception in 2006. Previous to that time, Mr. Raymond held leadership positions with various energy companies, including President and CEO of Plains Resources Inc. (the predecessor entity for Vulcan Energy), President and Chief Operating Officer of Plains Exploration and Production Company and Director of Development for Kinder Morgan, Inc.  Mr. Raymond has been a direct or indirect owner of PAA’s general partner since 2001 and served on the board of PAA’s general partner from 2001 to 2005. Mr. Raymond serves on numerous other boards.  Mr. Raymond received a BSM degree from the A.B. Freeman School of Business at Tulane University with dual concentrations in finance and accounting.  We believe that Mr. Raymond’s experience with investment in and management of a variety of upstream and midstream assets and operations provides a valuable resource to the Board.

Robert V. Sinnott has served as a director of our general partner or former general partner since September 1998. Mr. Sinnott is President, Chief Executive Officer, and Senior Managing Director of energy investments, of Kayne Anderson Capital Advisors, L.P. (an investment management firm). He also served as a Managing Director from 1992 to 1996 and as a Senior Managing Director from 1996 until assuming his CEO role in 2010. He is also President of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. and he is a director of Kayne Anderson Energy Development Company. He was Vice President and Senior Securities Officer of the Investment Banking Division of Citibank from 1986 to 1992. Mr. Sinnott received a BA from the University of Virginia and an MBA from Harvard.  Mr. Sinnott’s extensive investment management background includes his current role of managing approximately $8 billion of energy-related investments.  Coupled with his direct involvement in the energy sector, spanning more than 30 years, the breadth of his current market and industry knowledge is enhanced by the depth of his knowledge of the various cycles in the energy sector.  We believe that as a result of his background and knowledge, as well as the attributes of leadership demonstrated by his executive experience, Mr. Sinnott brings substantial experience and skill to the Board.

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

J. Taft Symonds has served as a director of our general partner since June 2001.  Mr. Symonds is Chairman of the Board of Symonds Investment Company, Inc. (a private investment firm).  From 1978 to 2004 he was Chairman of the Board and Chief Financial Officer of Maurice Pincoffs Company, Inc. (an international marketing firm).  Mr. Symonds has a background in both investment and commercial banking, including merchant banking in New York, London and Hong Kong with Paine Webber, Robert Fleming Group and Banque de la Societe Financiere Europeenne.  He was Chairman of the Houston Arboretum and Nature Center and currently serves as a director of Howard Supply Company LLC and Free Flow Wines LLC.  Mr. Symonds previously served as a director of Tetra Technologies Inc. and Schilling Robotics LLC, where he served on the audit committee.  Mr. Symonds received a BA from Stanford University and an MBA from Harvard. The Board of Directors has determined that Mr. Symonds is “independent” under applicable NYSE rules and qualifies as an “Audit Committee Financial Expert.”  In addition to his qualifications as an Audit Committee Financial Expert, Mr. Symonds has a broad background in both commercial and investment banking, as well as investment management, all with a heavy emphasis on the energy sector.  We believe that Mr. Symonds’ background offers to the Board a distinct and valuable knowledge base representative of both the capital and physical markets and refined by the leadership qualities evident from his executive experience.

Christopher M. Temple has served as a director of our general partner since May 2009.  He is President of DelTex Capital LLC (a private investment firm) and Chairman of Texas Plastics Holdco, LLC, a Midland, Texas based distributor of engineered plastics used in the exploration and production of oil and gas.  Mr. Temple served as the President of Vulcan Capital, the private investment group of Vulcan Inc., from May 2009 until December 2009 and as Vice President of Vulcan Capital from September 2008 to May 2009.  Mr. Temple has served on the board of directors and audit committee of Clear Channel Outdoor Holdings since April 2011.  Mr. Temple previously served on the board of directors and audit committee of Charter Communications, Inc. from November 2009 through January 2011.  Prior to joining Vulcan in September 2008, Mr. Temple served as a managing director at Tailwind Capital LLC from May to August 2008.  Prior to joining Tailwind, Mr. Temple was a managing director at Friend Skoler &

Co., Inc. from May 2005 to May 2008.  From April 1996 to December 2004, Mr. Temple was a managing director at Thayer Capital Partners.  Additionally, Mr. Temple was a licensed CPA serving clients in the energy sector with KPMG in Houston, Texas from 1989 to 1993. Mr. Temple holds a BBA, magna cum laude, from the University of Texas and an MBA from Harvard.  The Board of Directors has determined that Mr. Temple is “independent” under applicable NYSE rules and qualifies as an “Audit Committee Financial Expert.”  Mr. Temple has a broad investment management background across a variety of business sectors, as well as experience in the energy sector. We believe that this background, along with the leadership attributes indicated by his executive experience, provide an important source of insight and perspective to the Board.

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

Based solely upon a review of the copies of Forms 3 and 4 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that our executive officers and directors complied with all filing requirements with respect to transactions in our equity securities during 2012.

Item 11.  Executive Compensation

Compensation Committee Report

The compensation committee of Plains All American GP LLC reviews and makes recommendations to the board of directors regarding the compensation for the executive officers and directors.

In fulfilling its oversight responsibilities, the compensation committee reviewed and discussed with management the compensation discussion and analysis contained in this Annual Report on Form 10-K. Based on those reviews and discussions, the compensation committee recommended to the board of directors that the compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

Robert V. Sinnott, Chairman
Gary R. Petersen
John T. Raymond
Vicky Sutil

Compensation Committee Interlocks and Insider Participation

Messrs. Petersen, Raymond and Sinnott and Ms. Sutil served on the compensation committee throughout 2012. No other persons served on the compensation committee during 2012.  During 2012, none of the members of the compensation committee was an officer or employee of us or any of our subsidiaries, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, none of the members of the compensation committee are former employees of ours or any of our subsidiaries. Mr. Raymond is associated with EMG, Mr. Sinnott is associated with Kayne Anderson and its affiliates, and Ms. Sutil is associated with Oxy.  We have relationships with these entities.  See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons — Other.”

Compensation Discussion and Analysis

Background

All of our officers and employees (other than Canadian personnel) are employed by Plains All American GP LLC. Our Canadian personnel are employed by Plains Midstream Canada, which is a wholly owned subsidiary. Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all employment-related costs, including compensation for executive officers, other than expenses related to the Class B units of Plains AAP, L.P. (which are borne entirely by Plains AAP, L.P.).

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

The Class B units are subject to restrictions on transfer and generally become incrementally “earned” (entitled to receive a portion of the distributions that would otherwise be paid to our general partner) upon achievement of certain performance thresholds, which are aligned with the interests of our common unitholders. As of February 15, 2013, 100% of the outstanding Class B units granted in 2007, 2009 and 2010 had been earned (or will be earned within 180 days), and 50% of the Class B units granted in 2011 had been earned (with another 25% to be earned within 180 days). No Class B units were granted in 2008 or 2012.

To encourage retention following achievement of these performance benchmarks, Plains AAP, L.P. retained a call right to purchase any earned Class B units at a discount to fair market value that is exercisable upon the termination of a holder’s employment with Plains All American GP LLC and its affiliates (other than a termination without cause or by the employee for good reason) prior to certain stated dates.  If a Class B unit holder remains employed past such designated date (or prior to such date is terminated without cause or quits for good reason), any earned units are no longer subject to the call right and are deemed to have “vested.”  The applicable designated dates for the various Class B grants are: January 1, 2016 for Class B units granted in 2007 and 2009; January 1, 2017 for Class B units granted in 2010; and January 1, 2020 for Class B units granted in 2011. If the call right of Plains AAP, L.P. becomes exercisable, in order to encourage retention, the size of the discount to fair market value reflected in the purchase price decreases over time pursuant to a formula set forth in each Class B unit holder’s granting agreement.  Class B grants also provide that all earned Class B units and a portion of any unearned and unvested Class B units will vest upon a change of control. All earned Class B units will also vest if Plains AAP, L.P. elects not to timely exercise its call right. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons—Our General Partner—Class B Units of Plains AAP, L.P.”

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

We believe our compensation program has been instrumental in our achievement of stated objectives. Over the five-year period ended December 31, 2012, our annual distribution per common unit has grown at a compound annual rate of 5.25% and the total return realized by our unitholders for that period averaged approximately 19.4% per annum. During this period, we have enjoyed a very high rate of retention among executive officers.

Application of Compensation Elements

Salary.  We do not make systematic annual adjustments to the salaries of our Named Executive Officers. We do, however, make salary adjustments as necessary to maintain hierarchical relationships among senior management levels after new senior management members are added to keep pace with our overall growth. Since the date of our initial public offering in 1998 (or date of employment, if later) through December 31, 2012, Messrs. Armstrong, Pefanis and vonBerg have each received one salary adjustment, Mr. Duckett has received small salary adjustments in line with other Canadian personnel, and Mr. Swanson has received four salary adjustments in connection with taking on increasing responsibilities and promotions.

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

As an additional means of providing longer-term, performance-based officer incentives that require extended periods of employment to realize the full benefit, in 2007 the owners of Plains AAP, L.P. authorized the creation of Class B units of Plains AAP, L.P., which the compensation committee of GP LLC is authorized to administer. See “—Elements of Compensation—Long-Term Incentives.” These Class B units are limited to 200,000 authorized units, of which approximately 182,125 were outstanding as of December 31, 2012 pursuant to individual restricted units agreements between Plains AAP, L.P. and certain members of management. As of December 31, 2012 our Named Executive Officers held 111,000 of the restricted Class B units. The remaining available Class B units are administered at the discretion of the compensation committee and may be awarded upon advancement, exceptional performance or other change in circumstance of an existing member of management, or upon the addition of a new individual to the management team.

Application in 2012

At the beginning of 2012, we established four public goals with paraphrased versions of these goals overlapping three of our five internal goals.

The four public goals for the year were to:

1.                                      Deliver operating and financial performance in line with guidance;

2.                                      Successfully execute our 2012 capital program and set the stage for continued growth in 2013 and beyond;

3.                                      Close and integrate the BP Canadian NGL acquisition and selectively  pursue strategic and accretive acquisitions; and

4.                                      Increase our November 2012 annualized distribution level by approximately 8% to 9% over the November 2011 annualized distribution level.

Additionally, our internal qualitative goals included (a) advancing multi-year programs and initiatives and preparing the organization for future growth, and (b) maintaining our financial strength and liquidity and obtaining appropriate recognition of such position.

In general, we substantially achieved or exceeded all of these goals.

•                  Our adjusted EBITDA and distributable cash flow exceeded our 2012 guidance furnished in the February 8, 2012 Form 8-K by approximately 28% and 36%, respectively;

•                  We timely and cost-effectively executed a $1.2 billion expansion capital program, and refined and expanded our portfolio of organic growth projects, setting up a 2013 program of approximately $1.0 billion;

•                  We completed the $1.68 billion  BP NGL Acquisition and met major 2012 integration milestones.  We also closed seven additional acquisitions aggregating approximately $0.63 billion;

•                  We increased our annualized distribution rate by over 9.0% to $2.17 per common unit, while maintaining distribution coverage of approximately 160%;

•                  We maintained our financial strength and liquidity, raising approximately $3.0 billion in both long-term debt and equity capital, expanding or modifying approximately $2.0 billion of bank credit facilities, and ending the year with approximately $2.4 billion of liquidity and favorable credit metrics;

•                  We received credit rating upgrades from two rating agencies; and

•                  We continued to implement and expand our integrity management programs, improve communications throughout the organization and defined key elements of our employee development program.

For 2012, the elements of compensation were applied as described below.

Salary.  No salary adjustments for Named Executive Officers were recommended or made in 2012. See “—Narrative Disclosure to Summary Compensation Table and Grants of Plan-Based Awards Table.”

Cash Bonuses.  Based on the CEO’s annual performance review and the individual performance of each of our Named Executive Officers, the compensation committee recommended to the board of directors and the board of directors approved the annual bonuses reflected in the Summary Compensation Table and notes thereto. Such amounts take into account the performance relative to our 2012 goals; the absence of shortfalls relative to expectations; the level of difficulty associated with achieving such objectives; our relative positioning at the end of the year with respect to future growth and performance; the significant transactions or accomplishments for the period not included in the goals for the year; and our positioning at the end of the year with respect to our targeted credit profile. In the case of Mr. Duckett, the aggregate bonus amount represented 40% of his participation level for the first three fiscal quarters and an annual payment consisting of 60% of his participation for the first three quarters and 100% of his participation for the fourth quarter. For Mr. vonBerg, the aggregate bonus amount represented approximately 35% in annual bonus and 65% in quarterly bonus.

Long-Term Incentive Awards.  There were no grants of long-term incentive awards to Named Executive Officers in 2012. The last grant cycle of equity awards to Named Executive Officers occurred in 2010.  All of the performance thresholds for vesting of these awards have been met; however, vesting under these awards is also subject to minimum service periods that extend to May 2015.  Consistent with our policy of issuing new grants with extended time-vesting periods when attainment of the distribution performance thresholds of existing grants has occurred, in February 2013, the board of directors of our general partner approved the granting of new awards to our Named Executive Officers that are designed to incentivize continued growth and fundamental performance, as well as encourage retention.  The phantom units covered by these awards will vest in one-third increments as follows:  (i) one-third will vest upon the later of the August 2016 distribution date and the date we pay a quarterly distribution of at least $0.5875 ($2.35 annualized) per common unit, (ii) one third will vest upon the later of the August 2017 distribution date and the date we pay a quarterly distribution of at least $0.6250 ($2.50 annualized) per common unit, and (iii) one-third will vest upon the later of the August 2018 distribution date and the date we pay a quarterly distribution of at least $0.6625 ($2.65 annualized) per common unit.  Upon vesting, the phantom units are payable on a one-for-one basis in PAA common units.  These phantom units include tandem DERs that will vest (i.e., commence receiving cash distributions as if the underlying common units were owned) in one-third increments upon achieving the referenced distribution performance thresholds, without regard to the minimum service period.  The DERs expire when the associated phantom units vest.  Any of these phantom units (and all associated DERs) that have not vested as of the August 2019 distribution date will be forfeited.  The 2013 awards included grants to our Named Executive Officers as follows:  Mr. Armstrong – 150,000; Mr. Pefanis – 135,000; Mr. Swanson – 100,000; Mr. Duckett – 100,000; and Mr. vonBerg – 75,000.

Transaction/Transition Grants.  There were no transaction/transition grants to Named Executive Officers in 2012.

Other Compensation Related Matters

Equity Ownership in PAA.  As of December 31, 2012, our Named Executive Officers collectively owned substantial equity in the Partnership. Although we encourage our Named Executive Officers to acquire and retain ownership in the Partnership, we do not have a policy requiring maintenance of a specified equity ownership level. Our policies prohibit our Named Executive Officers from using puts, calls or options to hedge the economic risk of their ownership. As of December 31, 2012, our Named Executive Officers beneficially owned, in the aggregate, approximately 2.2 million of our common units (excluding any unvested equity awards), an approximately 2.4% indirect ownership interest in our general partner and IDRs, and 111,000 Class B units of Plains AAP, L.P. Based on the market price of our common units at December 31, 2012 and an implied valuation for their collective general partner and IDR interests using similar valuation metrics, the value of the equity ownership of these individuals was significantly greater than the combined aggregate salaries and bonuses for 2012.

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

Change in Control Triggers.  The employment agreements for Messrs. Armstrong and Pefanis, the long-term incentive plan grants to our Named Executive Officers, and the Class B restricted units agreements include severance payment provisions or accelerated vesting triggered upon a change of control, as defined in the respective agreements. In the case of the long-term incentive plan grants and transaction/transition grants, the provision becomes operative only if the change in control is accompanied by a change in status (such as the termination of employment by Plains All American GP LLC). We believe this “double trigger” arrangement is appropriate because it provides assurance to the executive, but does not offer a windfall to the executive when there has been no real change in employment status. The provisions in the employment agreements for Messrs. Armstrong and Pefanis become operative only if the executive terminates employment within three months of the change in control. Messrs. Armstrong and Pefanis agreed to a conditional waiver of these provisions with respect to Vulcan Energy Corporation’s (“Vulcan Energy”) sale of its 50.1% general partner interest in December 2010. The Class B restricted units agreements generally call for vesting upon a change in control of any units that have already been earned, plus the next increment of units that could be earned at the next distribution threshold. Any remaining Class B restricted units would be forfeited (unless waived at the discretion of the general partner or acquirer as the case may be).  As a result of significant participation by existing general partner owners or their affiliates in the December 2010 sale of Vulcan Energy’s 50.1% ownership in the general partner, the change of control provisions of the Class B restricted units agreements were not triggered.  See “—Employment Contracts” and “—Potential Payments upon Termination or Change-in-Control.” The provision of severance or equity acceleration for certain terminations and change of control help to create a retention tool by assuring the executive that the benefit of the employment arrangement will be at least partially realized despite the occurrence of an event that would materially alter the employment arrangement.

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

Summary Compensation Table

The following table sets forth certain compensation information for our Chief Executive Officer, Chief Financial Officer, and the three other most highly compensated executive officers in 2012 (our “Named Executive Officers”). We reimburse our general partner and its affiliates for expenses incurred on our behalf, including the costs of officer compensation (excluding the costs of the obligations represented by the Class B units).

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Greg L. Armstrong	2012	375,000	5,200,000		—	16,320	5,591,320
Chairman and Chief Executive	2011	375,000	5,000,000		—	15,900	5,390,900
Officer	2010	375,000	3,250,000		5,868,436	15,900	9,509,336

Harry N. Pefanis	2012	300,000	5,000,000		—	16,320	5,316,320
President and Chief Operating	2011	300,000	4,800,000		—	15,900	5,115,900
Officer	2010	300,000	3,100,000		3,946,511	15,900	7,362,411

Al Swanson	2012	250,000	2,000,000		—	16,320	2,266,320
Executive Vice President and	2011	250,000	1,750,000		—	15,900	2,015,900
Chief Financial Officer	2010	250,000	1,100,000		1,973,255	15,900	3,339,155

W. David Duckett(3)	2012	285,380	4,080,876		—	115,433	4,481,689
President—Plains Midstream	2011	288,799	4,017,220		—	106,744	4,412,763
Canada	2010	276,927	3,625,092		1,119,153	98,079	5,119,251

John P. vonBerg	2012	250,000	6,315,000	(4)	—	16,320	6,581,320
Senior Vice President—	2011	250,000	5,220,000	(4)	—	15,900	5,485,900
Commercial Activities	2010	250,000	3,265,000	(4)	805,790	15,900	4,336,690

(1)             Grant date fair values are presented for (i) transaction/transition grants awarded to Messrs. Armstrong, Pefanis and Swanson, and (ii) LTIP phantom unit grants awarded to Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg.  Dollar amounts represent the aggregate grant date fair value of transaction/transition grants and phantom units awarded during each year based on the probable outcome of underlying performance conditions pursuant to FASB ASC Topic 718.  For transaction/transition grants awarded in 2010, vesting of 100% of the phantom common units and phantom series A subordinated units, and vesting of 20% of the phantom series B subordinated units, was deemed probable of occurring on the grant date.  For phantom units granted in 2010, the performance threshold for the first tranche of vesting was deemed probable of occurring on the grant date.  The maximum grant date fair values of stock awards assuming that the highest level of performance conditions will be met are as follows:

Name	Year	Maximum Grant Date Fair Value ($)
Greg L. Armstrong	2012	—
	2011	—
	2010	12,229,929

Harry N. Pefanis	2012	—
	2011	—
	2010	8,198,147

Al Swanson	2012	—
	2011	—
	2010	4,099,073

W. David Duckett	2012	—
	2011	—
	2010	3,357,459

John P. vonBerg	2012	—
	2011	—
	2010	2,417,371

(2)                                     Plains All American GP LLC matches 100% of employees’ contributions to its 401(k) plan in cash, subject to certain limitations in the plan. All Other Compensation for each of Messrs. Armstrong, Pefanis, Swanson and vonBerg includes $15,000 in such contributions for 2012. The remaining amount for each represents premium payments on behalf of such Named Executive Officer for group term life insurance. All Other Compensation for Mr. Duckett includes, for 2012, employer contributions to the Plains Midstream Canada savings plan of $37,099, group term life insurance premiums of $28,682, automobile lease payments of $42,662 and club dues of $6,989.

(3)                                     Salary, bonus and all other compensation amounts for Mr. Duckett are presented in U.S. dollar equivalent based on the exchange rates in effect on the dates payments were made or approved.

(4)                                     Includes quarterly bonuses aggregating $4,115,000, $3,220,000 and $1,865,000 and annual bonuses of $2,200,000, $2,000,000 and $1,400,000 in 2012, 2011 and 2010, respectively. The annual bonuses are payable 60% at the time of award and 20% in each of the two succeeding years.

Grants of Plan-Based Awards Table

There were no grants of plan-based awards to our Named Executive Officers during the fiscal year ended December 31, 2012.

Narrative Disclosure to Summary Compensation Table

A discussion of 2012 salaries and bonuses and how they fit into the overall compensation array is included in “—Compensation Discussion and Analysis.” The following is a discussion of other material factors necessary to an understanding of the information disclosed in the Summary Compensation Table above.

Salary—As discussed in this Item 11, we do not make systematic annual adjustments to the salaries of our Named Executive Officers. In that regard, no salary adjustments were made for any of our Named Executive Officers in 2012.

Grants of Plan-Based Awards — As noted above, there were no grants of plan-based awards to Named Executive Officers in 2012.  In February 2013, our Named Executive Officers were awarded the following phantom units:  Mr. Armstrong – 150,000; Mr. Pefanis – 135,000; Mr. Swanson – 100,000; Mr. Duckett – 100,000; and Mr. vonBerg – 75,000.

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

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards at December 31, 2012 with respect to our Named Executive Officers:

	Unit Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)

Greg L. Armstrong	30,000	(2)	7,835,800	10,000	(2)	922,200
	360,000	(3)	16,286,400	—		—
	—		—	62,000	(4)	1,181,100
	—		—	62,000	(5)	1,181,100

Harry N. Pefanis	22,500	(2)	5,876,850	7,500	(2)	691,650
	240,000	(3)	10,857,600	—		—
	—		—	42,000	(4)	800,100
	—		—	42,000	(5)	800,100

Al Swanson	7,500	(2)	1,958,950	2,500	(2)	230,550
	120,000	(3)	5,428,800	—		—
	—		—	21,000	(4)	400,050
	—		—	21,000	(5)	400,050
	23,336	(6)	1,055,721	—		—

W. David Duckett	12,750	(2)	3,330,215	4,250	(2)	391,935
	150,000	(3)	6,786,000	—		—

John P. vonBerg	10,500	(2)	2,742,530	3,500	(2)	322,770
	108,000	(3)	4,885,920	—		—

(1)                                     Market value of phantom units reported in these columns is calculated by multiplying the closing market price ($45.24) of our common units at December 31, 2012 (the last trading day of the fiscal year) by the number of units. Market value of transaction/transition grants reported in these columns is calculated by multiplying the closing market price ($19.05) of PNG’s common units at December 31, 2012 (the last trading day of the fiscal year) by the number of units.  No discount is applied for remaining performance threshold or service period requirements. The Class B units are valued based on the grant date fair value computed in accordance with FASB ASC Topic 718 assuming that the highest level of performance conditions will be met.

(2)                                     Represents Class B units of Plains AAP, L.P.  Each Class B unit represents a “profits interest” in Plains AAP, L.P., which entitles the holder to participate in future profits and losses from operations, current distributions from operations, and an interest in future appreciation or depreciation in Plains AAP, L.P.’s asset values, but does not represent an interest in the capital of Plains AAP, L.P. on the applicable grant date of the Class B units. As of December 31, 2012, 75% of the Class B units held by Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg had been earned.  None of the Class B units have vested. For additional information regarding the Class B units, please read Item 13. “Certain Relationships and Related Transactions, and Director Independence—Our General Partner—Class B Units of Plains AAP, L.P.”

(3)                                     Represents phantom units granted in 2010 under our Long-Term Incentive Plan.  As of December 31, 2012, all of these phantom units had been earned and will vest in thirds upon the May 2013, May 2014 and May 2015 distribution dates.  All of the DERs associated with these phantom units are currently payable.

(4)                                     Represents phantom series A subordinated units under transaction/transition grants.  These phantom series A subordinated units will vest in connection with the conversion of PNG’s Series A Subordinated Units into PNG Common Units, and be payable one-for-one by PAA in Common Units of PNG. Any of these phantom series A subordinated units that have not vested as of December 31, 2018 will be automatically cancelled on such date.

(5)                                     Represents phantom series B subordinated units under transaction/transition grants.  These phantom series B subordinated units will vest in increments of 20%, 21%, 15%, 22% and 22%, respectively, in connection with the conversion of the First through Fifth Tranches of PNG’s Series B Subordinated Units. Upon vesting, the phantom series B subordinated units will be payable one-for-one by PAA in Series A Subordinated Units or Common Units of PNG it receives upon conversion of PNG’s Series B Subordinated Units.  Any of these phantom series B subordinated units that have not vested as of December 31, 2018 will be automatically cancelled on such date.

(6)                                     Represents the balance of phantom units granted in 2009 under our Long-Term Incentive Plan.  These phantom units will vest upon the May 2013 distribution date.  All of the DERs associated with these phantom units are currently payable.

Option Exercises and Units Vested

The following table sets forth certain information regarding the vesting of phantom units during the fiscal year ended December 31, 2012 with respect to our Named Executive Officers.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)		Value Realized on Vesting ($)

Greg L. Armstrong	120,000	(1)	4,835,400	(2)
	120,000	(1)	4,817,400	(3)
	31,000	(4)	569,780	(4)

Harry N. Pefanis	80,000	(1)	3,223,600	(2)
	80,000	(1)	3,211,600	(3)
	21,000	(4)	385,980	(4)

Al Swanson	23,332	(1)	936,663	(3)
	22,000	(1)	887,150	(5)
	22,000	(1)	882,640	(6)
	10,500	(4)	192,990	(4)

W. David Duckett	50,000	(1)	2,016,250	(5)
	50,000	(1)	2,006,000	(6)

John P. vonBerg	36,000	(1)	1,450,620	(2)
	36,000	(1)	1,445,220	(3)

(1)             Represents the gross number of phantom units that vested during the year ended December 31, 2012. The actual number of units delivered was net of income tax withholding.

(2)             Consistent with the terms of our 2005 Long-Term Incentive Plan, the value realized upon vesting is computed by multiplying the closing market price ($40.295) of our common units on February 13, 2012 (the date preceding the vesting date) by the number of units that vested.

(3)             Consistent with the terms of our 2005 Long-Term Incentive Plan, the value realized upon vesting is computed by multiplying the closing market price ($40.145) of our common units on May 14, 2012 (the date preceding the vesting date) by the number of units that vested.

(4)             Represents the gross number of transaction/transition grant awards that vested during the year ended December 31, 2012.  These awards were settled by PAA in Common Units of PNG.  The value realized is computed by multiplying the closing market price ($18.38) of PNG Common Units on May 4, 2012 (the date preceding the vesting date) by the number of transaction/transition grant awards that vested.

(5)             Consistent with the terms of our 1998 Long-Term Incentive Plan, the value realized upon vesting is computed by multiplying the closing market price ($40.325) of our common units on February 14, 2012 (the date of vesting) by the number of units that vested.

(6)             Consistent with the terms of our 1998 Long-Term Incentive Plan, the value realized upon vesting is computed by multiplying the closing market price ($40.12) of our common units on May 15, 2012 (the date of vesting) by the number of units that vested.

Pension Benefits

We sponsor a 401(k) plan that is available to all U.S. employees, but we do not maintain a pension or defined benefit program.

Nonqualified Deferred Compensation and Other Nonqualified Deferred Compensation Plans

We do not have a nonqualified deferred compensation plan or program for our officers or employees.

Potential Payments upon Termination or Change-in-Control

The following table sets forth potential amounts payable to the Named Executive Officers upon termination of employment under various circumstances, and as if terminated on December 31, 2012.

	By Reason of Death ($)		By Reason of Disability ($)		By Company without Cause ($)		By Executive with Good Reason ($)		In Connection with a Change In Control ($)
Greg L. Armstrong
Salary and Bonus	10,750,000	(1)	10,750,000	(1)	10,750,000	(1)	10,750,000	(1)	16,125,000	(2)
Equity Compensation	17,703,720	(3)	17,703,720	(3)	16,286,400	(4)	16,286,400	(4)	18,648,600	(5)
Health Benefits	N/A		29,904	(6)	29,904	(6)	29,904	(6)	29,904	(6)
Tax Gross-up	N/A		N/A		N/A		N/A		1,460,819	(7)
Class B Units	N/A		N/A		7,835,800	(8)	7,835,800	(8)	8,758,000	(9)
Total	28,453,720		28,483,624		34,902,104		34,902,104		45,022,323

Harry N. Pefanis
Salary and Bonus	10,200,000	(1)	10,200,000	(1)	10,200,000	(1)	10,200,000	(1)	15,300,000	(2)
Equity Compensation	11,817,720	(3)	11,817,720	(3)	10,857,600	(4)	10,857,600	(4)	12,457,800	(5)
Health Benefits	N/A		46,200	(6)	46,200	(6)	46,200	(6)	46,200	(6)
Tax Gross-up	N/A		N/A		N/A		N/A		1,693,407	(7)
Class B Units	N/A		N/A		5,876,850	(8)	5,876,850	(8)	6,568,500	(9)
Total	22,017,720		22,063,920		21,103,800		21,103,800		36,065,907

Al Swanson (10)
Equity Compensation	6,964,581	(3)	6,964,581	(3)	6,484,521	(4)	N/A		7,284,621	(5)
Class B Units	N/A		N/A		1,958,950	(8)	1,958,950	(8)	2,189,500	(9)
Total	6,964,581		6,964,581		8,443,471		1,958,950		9,474,121

W. David Duckett (10)
Equity Compensation	6,786,000	(3)	6,786,000	(3)	6,786,000	(4)	N/A		6,786,000	(5)
Class B Units	N/A		N/A		3,330,215	(8)	3,330,215	(8)	3,722,150	(9)
Total	6,786,000		6,786,000		10,116,215		3,330,215		10,508,150

John P. vonBerg (10)
Equity Compensation	4,885,920	(3)	4,885,920	(3)	4,885,920	(4)	N/A		4,885,920	(5)
Class B Units	N/A		N/A		2,742,530	(8)	2,742,530	(8)	3,065,300	(9)
Total	4,885,920		4,885,920		7,628,450		2,742,530		7,951,220

(1)                                     The employment agreements between Plains All American GP LLC and Messrs. Armstrong and Pefanis provide that if (i) their employment with Plains All American GP LLC is terminated as a result of their death, (ii) they terminate their employment with Plains All American GP LLC (a) because of a disability (as defined in Section 409A of the Code) or (b) for good reason (as defined below), or (iii) Plains All American GP LLC terminates their employment without cause (as defined below), they are entitled to a lump-sum amount equal to the product of (1) the sum of their (a) highest annual base salary paid prior to their date of termination and (b) highest annual bonus paid or payable for any of the three years prior to the date of termination, and (2) the lesser of (i) two or (ii) the number of days remaining in the term of their employment agreement divided by 360. The amount provided in the table assumes for each executive a termination date of December 31, 2012, and also assumes a highest annual base salary of $375,000 and highest annual bonus of $5,000,000 for Mr. Armstrong, and a highest annual base salary of $300,000 and highest annual bonus of $4,800,000 for Mr. Pefanis.

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

(2)                                     Pursuant to their employment agreements, if Messrs. Armstrong and Pefanis terminate their employment with Plains All American GP LLC within three (3) months of a change in control (as defined below), they are entitled to a lump-sum payment in an amount equal to the product of (i) three and (ii) the sum of (a) their highest annual base salary previously paid to them and (b) their highest annual bonus paid or payable for any of the three years prior to the date of such termination. The amount provided in the table assumes a change in control and termination date of December 31, 2012, and also assumes a highest annual base salary of $375,000 and highest annual bonus of $5,000,000 for Mr. Armstrong, and a highest annual base salary of $300,000 and highest annual bonus of $4,800,000 for Mr. Pefanis.

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

(3)                                     The letters evidencing phantom unit grants to our Named Executive Officers in 2009 and 2010 provide that in the event of their death or disability (as defined below), all of their then outstanding phantom units and associated DERs will be deemed nonforfeitable, and (i) any unvested phantom units that had satisfied all of the vesting criteria as of the date of their termination but for the passage of time would vest on the next following distribution date and (ii) the remaining unvested outstanding phantom units will vest on the distribution date on which the vesting criteria is met. For this purpose “disability” means a physical or mental infirmity that impairs the ability substantially to perform duties for a period of eighteen (18) months or that the general partner otherwise determines constitutes a disability.

Assuming death or disability occurred on December 31, 2012, all phantom units and the associated DERs of our Named Executive Officers would have become nonforfeitable effective as of December 31, 2012, and would vest on the February 2013 distribution date. For the 2009 and 2010 grants, any units not vested by May 2015 and May 2016, respectively, would expire. That portion of the dollar value given that is attributable to PAA phantom units is based on the market value of PAA’s common units on December 31, 2012 ($45.24 per unit) without discount for service period.

The transaction/transition grant agreements provide that in the event of death or disability (as defined above), any unvested phantom units and associated DERs shall be deemed nonforfeitable and shall vest or be cancelled at the times described in the footnotes to the Outstanding Equity Awards at Fiscal Year-End Table.  As of December 31, 2012, vesting of all of the phantom series A subordinated units, and vesting of 20% of the phantom series B subordinated units, was deemed probable of occurrence.  That portion of the dollar value given that is attributable to the transaction/transition grants is based on the market value of PNG’s common units on December 31, 2012 ($19.05 per unit), without discount for service period.

(4)                                     Pursuant to the phantom unit grants to our Named Executive Officers in 2009 and 2010, in the event their employment is terminated other than in connection with a change of control (as defined in footnote 5 below) or by reason of death, disability (as defined in footnote 3 above) or retirement, all of the phantom units and associated DERs (regardless of vesting) then outstanding under such phantom unit grants would automatically be forfeited as of the date of termination; provided, however, that if Plains All American GP LLC terminated their employment other than for cause (as defined in footnote 5 below), any unvested phantom units that had satisfied all of the vesting criteria as of the date of their termination but for the passage of time would be deemed nonforfeitable and would vest on the next following distribution date. The dollar value amount provided assumes that our Named Executive Officers were terminated without cause on December 31, 2012.  As a result, all of the 2009 and 2010 phantom unit grants held by Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg would be deemed nonforfeitable and would vest on the February 2013 distribution date.  That portion of the dollar value given that is attributable to PAA phantom units is based on the market value of PAA’s common units on December 31, 2012 ($45.24 per unit), without discount for service period. In addition to the foregoing, under Canadian law, Mr. Duckett could have a claim for additional payment if inadequate notice were given for a termination without cause.

Under the waiver signed in 2010 by Mr. Armstrong and Mr. Pefanis (see footnote 2 above), upon a termination of employment by the company without cause or by the executive for good reason (in each case as defined in the relevant employment agreement) all of the executive’s outstanding awards under the 2005 Long-Term Incentive Plan would immediately vest.

(5)                                     The letters evidencing the phantom unit grants to our Named Executive Officers in 2009 and 2010 provide that in the event of a change in status (as defined below), all of the then outstanding phantom units and associated DERs will be deemed nonforfeitable, and such phantom units will vest in full (i.e., the phantom units will become payable in the form of one common unit per phantom unit) upon the next following distribution date. Assuming the change in status occurred on December 31, 2012, all outstanding phantom units and the associated DERs would have become nonforfeitable as of December 31, 2012, and such phantom units would vest on the February 2013 distribution date. That portion of the dollar value given that is attributable to PAA phantom units is based on the market value of PAA’s common units on December 31, 2012 ($45.24 per unit), without discount for service period.

The transaction/transition grant agreements provide that in the event of a change in status (as defined below), all outstanding phantom units and tandem DERs shall be deemed nonforfeitable on such date, and such phantom units will be payable on the next following distribution date.  Assuming a change in status occurred on December 31, 2012, all outstanding phantom units under the transaction/transition grant agreements would have been nonforfeitable and would have vested on the February 2013 distribution date.  That portion of the dollar value given that is attributable to the transaction/transition grants is based on the market value of PNG’s common units on December 31, 2012 ($19.05 per unit), without discount for service period.

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

(6)                                     Pursuant to their employment agreements with Plains All American GP LLC, if Messrs. Armstrong or Pefanis are terminated other than (i) for cause (as defined in footnote 1 above), (ii) by reason of death or (iii) by resignation (unless such resignation is due to a disability or for good reason (each as defined in footnote 1 above)), then they are entitled to continue to participate, for a period which is the lesser of two years from the date of termination or the remaining term of the employment agreement, in such health and accident plans or arrangements as are made available by Plains All American GP LLC to its executive officers generally. The amounts provided in the table assume a termination date of December 31, 2012.

(7)                                     Pursuant to their employment agreements, Messrs. Armstrong and Pefanis will be reimbursed for any excise tax due under Section 4999 of the Code as a result of compensation (parachute) payments made under their respective employment agreements. The values provided for this benefit assume that Messrs. Armstrong and Pefanis were terminated in connection with a change in control effective as of December 31, 2012.

(8)                                     Pursuant to the Class B Restricted Units Agreements, any earned Class B units will become vested units (i.e., no longer capable of being purchased at a discount by Plains AAP, L.P. pursuant to its call right) upon a termination of employment by Plains All American GP LLC without cause (defined below) or by the Named Executive Officer for good reason (defined below).  As of December 31, 2012, 75% of the Class B units held by Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg had been earned.  Assuming a termination of employment without cause or for good reason on December 31, 2012, 75% of the Class B units held by Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg would become vested.  The value of such Class B units as reflected in the table is based on the grant date fair value computed in accordance with FASB ASC Topic 718. The entire economic burden of the Class B units is borne solely by Plains AAP, L.P., our general partner.

“Cause” is defined in the Class B Restricted Units Agreements as (i) a finding by the board of Plains All American GP LLC that the executive has substantially failed to perform the duties and responsibilities of his position at an acceptable level and after written notice specifying such failure in detail and after a reasonable period under the circumstances (determined by the board in good faith) such failure has continued without full correction by the executive, (ii) the executive’s conviction of or guilty plea to the committing of an act or acts constituting a felony under the laws of the United States or any state thereof or any misdemeanor involving moral turpitude, or (iii) any action by the executive involving personal dishonesty, theft or fraud in connection with executive’s duties as an employee of Plains All American GP LLC or its affiliates.

“Good Reason” is defined in the Class B Restricted Units Agreements as (i) any material breach by Plains AAP, L.P. of executive’s Class B Restricted Units Agreement, (ii) the failure of any successor of Plains AAP, L.P. to assume executive’s Class B Restricted Units Agreement, or (iii) any material overall reduction the executive’s authority, responsibilities or duties.

(9)                                     Pursuant to the Class B Restricted Units Agreements, upon the occurrence of a Change in Control, any earned Class B units (and any Class B units that will become earned in less than 180 days) become vested units and, to the extent any Class B units remain unearned, an incremental 25% of the number of Class B units originally granted becomes vested. As of December 31, 2012, 75% of the Class B units held by Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg had been earned. Assuming a Change in Control on December 31, 2012, 100% of the Class B units held by Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg would become vested.  The value of such Class B units as reflected in the table is based on the grant date fair value computed in accordance with FASB ASC Topic 718. The entire economic burden of the Class B units is borne solely by Plains AAP, L.P., our general partner.

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

(10)                               If Messrs. Swanson, Duckett or vonBerg were terminated for cause, Plains All American GP LLC would be obligated to pay base salary through the date of termination, with no other payment obligation triggered by the termination under any employment arrangement.

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

Compensation of Directors

The following table sets forth a summary of the compensation paid to each person who served as a non-employee director of Plains All American GP LLC in 2012:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
Everardo Goyanes	75,000	215,375	290,375
Gary R. Petersen	45,000	107,687	152,687
John T. Raymond	45,000	107,687	152,687
Robert V. Sinnott	47,000	107,687	154,687
Vicky Sutil (2)	45,000	n/a	45,000
J. Taft Symonds	62,000	215,375	277,375
Christopher M. Temple	60,000	215,375	275,375

(1)                                     The dollar value of LTIPs granted during 2012 is based on the grant date fair value computed in accordance with FASB ASC Topic 718.  In connection with the August 2012 vesting of director LTIP awards, Messrs. Goyanes, Symonds and Temple each were granted 5,000 units, and Messrs. Petersen, Raymond and Sinnott each were granted 2,500 units by virtue of the automatic re-grant feature of the vested awards. Upon vesting of the director LTIP awards in August 2012 (other than the incremental audit committee awards), a cash payment of $75,500 was made to Oxy as directed by Ms. Sutil. Such cash payment was based on the unit value of Mr. Sinnott’s award on the previous year’s vesting date.  As of December 31, 2012, the number of outstanding LTIPs held by our directors was as follows: Goyanes - 20,000 ; Petersen - 10,000; Raymond - 10,000; Sinnott - 10,000; Symonds - 20,000; and Temple - 20,000.

(2)                                     Ms. Sutil’s compensation is assigned to Oxy.

Each director of Plains All American GP LLC who is not an employee of Plains All American GP LLC is reimbursed for any travel, lodging and other out-of-pocket expenses related to meeting attendance or otherwise related to service on the board (including, without limitation, reimbursement for continuing education expenses). Each non-employee director is currently paid an annual retainer fee of $45,000. Mr. Armstrong is otherwise compensated for his services as an employee and therefore receives no separate compensation for his services as a director. In addition to the annual retainer, each committee chairman (other than the chairman of the audit committee) receives $2,000 annually. The chairman of the audit committee receives $30,000 annually, and the other members of the audit committee receive $15,000 annually, in each case, in addition to the annual retainer. During 2012, Messrs. Sinnott, Goyanes and Symonds served as chairmen of the compensation, audit and governance committees, respectively.

Our non-employee directors receive LTIP awards or cash equivalent awards as part of their compensation. The LTIP awards vest annually in 25% increments over a four-year period and have an automatic re-grant feature such that as they vest, an equivalent amount is granted.  The awards have associated distribution equivalent rights that are payable quarterly.  The three non-employee directors who serve on the audit committee (Messrs. Goyanes, Symonds and Temple) each have outstanding a grant of 20,000 units (vesting 5,000 units per year).  Messrs. Petersen, Raymond and Sinnott each have outstanding a grant of 10,000 units (vesting 2,500 units per year).  Upon vesting of the director LTIPs (other than the incremental audit committee awards), a cash payment will be made to Oxy as directed by the Oxy designee. Such cash payment is based on the unit value of Mr. Sinnott’s award on the previous year’s vesting date.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Beneficial Ownership of Limited Partner Interest

Our common units outstanding represent 98% of our equity (limited partner interest). The 2% general partner interest is discussed separately below under “—Beneficial Ownership of General Partner Interest.” The following table sets forth the beneficial ownership of limited partner units held by beneficial owners of 5% or more of the units, directors, the Named Executive Officers, and all directors and executive officers as a group as of February 15, 2013.

Name of Beneficial Owner	Common Units		Percentage of Common Units
Richard Kayne/Kayne Anderson Capital Advisors, L.P.	16,149,943	(1)	4.8%
Greg L. Armstrong	1,006,280	(2)		(3)
Harry N. Pefanis	626,436	(2)		(3)
W. David Duckett	294,722	(2)		(3)
John P. vonBerg	122,684	(2)		(3)
Al Swanson	100,804	(2)		(3)
Everardo Goyanes	68,400	(2)		(3)
Gary R. Petersen	25,000	(2)		(3)
John T. Raymond	1,401,908	(2)		(3)
Robert V. Sinnott	126,310	(2)(4)		(3)
Vicky Sutil	—		—
J. Taft Symonds	79,600	(2)		(3)
Christopher M. Temple	11,250	(2)		(3)
All directors and executive officers as a group (17 persons)	4,352,275	(2)(5)	1.3%

(1)                                     Richard A. Kayne is Chief Executive Officer and Director of Kayne Anderson Investment Management, Inc., which is the general partner of Kayne Anderson Capital Advisors, L.P. (“KACALP”). Various accounts (including KAFU Holdings, L.P., which owns a portion of our general partner) under the management or control of KACALP own 15,713,709 common units. Mr. Kayne may be deemed to beneficially own such units. In addition, Mr. Kayne directly owns or has sole voting and dispositive power over 436,234 common units. Mr. Kayne disclaims beneficial ownership of any of our partner interests other than units held by him or interests attributable to him by virtue of his interests in the accounts that own our partner interests. The address for Mr. Kayne and Kayne Anderson Investment Management, Inc. is 1800 Avenue of the Stars, 3rd Floor, Los Angeles, California 90067.

(2)                                     Does not include unvested phantom units granted under our Long-Term Incentive Plans, none of which will vest within 60 days of the date hereof. See Item 11. “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” and “— Director Compensation.”

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

(5)                                     As of February 15, 2013, no units were pledged by directors or Named Executive Officers. Certain of the directors and Named Executive Officers hold units in marginable broker’s accounts, but none of the units were margined as of February 15, 2013.

Beneficial Ownership of General Partner Interest

Plains AAP, L.P. owns all of our incentive distribution rights and, through its 100% member interest in PAA GP LLC, our 2% general partner interest. The following table sets forth the effective ownership of Plains AAP, L.P. (after giving effect to proportionate ownership of Plains All American GP LLC, its 1% general partner).

Name of Owner and Address (in the case of Owners of more than 5%)	Percentage Ownership of Plains AAP, L.P. (1)
Oxy Holding Company (Pipeline), Inc. 10889 Wilshire Boulevard Los Angeles, CA 90024	35.0%
EMG Investment, LLC 811 Main, Suite 4200 Houston, TX 77002	25.0%
KAFU Holdings, L.P. and Affiliates (2) 1800 Avenue of the Stars, 3rd Floor Los Angeles, CA 90067	20.8%
KA First Reserve XII, LLC 600 Travis, Suite 6000 Houston, TX 77002	5.9%
PAA Management, L.P. (3)	4.6%
Strome PAA, L.P. and Affiliate	3.7%
Windy, L.L.C.	3.0%
Lynx Holdings I, LLC	1.4%
Various Individual Investors	0.6%

(1)                                     Plains AAP, L.P. owns a 100% member interest in PAA GP LLC, which owns our 2% general partner interest. Plains AAP, L.P. has pledged its member interest, as well as its interest in our incentive distribution rights, as security for its obligations under the Amended and Restated Credit Agreement dated as of June 27, 2012 among Plains AAP, L.P., Citibank, N.A. and the lenders party thereto (the “Plains AAP Credit Agreement”). A default by Plains AAP, L.P. under the Plains AAP Credit Agreement could result in a change in control of our general partner. Certain members of management own a profits interest in Plains AAP, L.P. in the form of Class B units.

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

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2012. For a description of these plans, see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Equity-Based Long-Term Incentive Plans.”

Plan Category	Number of Units to be Issued upon Exercise/Vesting of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Units Remaining Available for Future Issuance under Equity Compensation Plans (c)
Equity compensation plans approved by unitholders:
1998 Long Term Incentive Plan	90,000	(1)	N/A	(2)	1,008,622	(1)(3)
2005 Long Term Incentive Plan	2,170,344	(4)	N/A	(2)	1,518,392	(3)(4)
Equity compensation plans not approved by unitholders:
1998 Long Term Incentive Plan	—	(1)(5)	N/A	(2)	—	(6)
PPX Successor LTIP	617,000	(7)	N/A	(2)	1,188,443	(3)(7)

(1)                                     As originally instituted by our former general partner prior to our initial public offering, the 1998 LTIP contemplated the issuance of up to 1,950,000 common units to satisfy awards of phantom units. Upon vesting, these awards could be satisfied either by (i) primary issuance of units by us or (ii) cash settlement or purchase of units by our general partner with the cost reimbursed by us. In 2001, the 1998 LTIP was amended, as provided in the plan, without unitholder approval to increase the maximum awards to 2,850,000 phantom units; however, we can issue no more than 1,950,000 new units to satisfy the awards. Any additional units must be purchased by our general partner in the open market or in private transactions and be reimbursed by us. As of December 31, 2012, we have issued approximately 1,552,434 common units in satisfaction of vesting under the 1998 LTIP. The number of units presented in column (a) assumes that all remaining grants will be satisfied by the issuance of new units upon vesting unless such LTIPs are by their terms payable only in cash. In fact, a substantial number of phantom units that have vested were satisfied without the issuance of units. These phantom units were settled in cash or withheld for taxes. Any units not issued upon vesting will become “available for future issuance” under column (c).

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

(4)                                 The 2005 Long Term Incentive Plan was approved by our unitholders in January 2005. The 2005 LTIP contemplates the issuance or delivery of up to 6,000,000 units to satisfy awards under the plan. The number of units presented in column (a) assumes that all outstanding grants will be satisfied by the issuance of new units upon vesting unless such LTIPs are by their terms payable only in cash.  In fact, some portion of the phantom units may be settled in cash and some portion will be withheld for taxes. Any units not issued upon vesting will become “available for future issuance” under column (c).

(5)                                     Although awards for units may from time to time be outstanding under the portion of the 1998 LTIP not approved by unitholders, all of these awards must be satisfied in cash or out of units purchased by our general partner and reimbursed by us. None will be satisfied by “units issued upon exercise/vesting.”

(6)                                     Awards for up to 701,056 phantom units may be granted under the portion of the 1998 LTIP not approved by unitholders; however, no common units are “available for future issuance” under the plan, because all such awards must be satisfied with cash or out of units purchased by our general partner and reimbursed by us.

(7)                                 In connection with the Pacific merger, under applicable stock exchange rules, we carried over the available units under the Pacific LTIP. In that regard, we have adopted the Plains All American PPX Successor Long-Term Incentive Plan (the “PPX Successor LTIP”). Potential awards under such plan include options and phantom units (with or without tandem DERs). The provisions of such plan are substantially the same as the 2005 LTIP, except that awards under the PPX Successor LTIP may only be made to employees who were working for Pacific at the time of the merger or to employees hired after the date of the Pacific acquisition. The number of units presented in column (a) assumes that all outstanding grants will be satisfied by the issuance of new units upon vesting unless such LTIPs are by their terms payable only in cash. In fact, some portion of the phantom units may be settled in cash and some portion will be withheld for taxes. Any units not issued upon vesting will become “available for future issuance” under column (c).

Item 13.  Certain Relationships and Related Transactions, and Director Independence

For a discussion of director independence, see Item 10. “Directors and Executive Officers of Our General Partner and Corporate Governance.”

Our General Partner

Our operations and activities are managed, and our officers and personnel are employed, by our general partner (or, in the case of our Canadian operations, Plains Midstream Canada). We do not pay our general partner a management fee, but we do reimburse our general partner for all expenses incurred on our behalf (other than expenses related to the Class B units of Plains AAP, L.P.). Total costs reimbursed by us to our general partner for the year ended December 31, 2012 were approximately $535 million.

Our general partner owns the 2% general partner interest and all of the incentive distribution rights. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly incentive distribution provisions, generally our general partner is entitled, without duplication, to 15% of amounts we distribute in excess of $0.2250 ($0.90 annualized) per unit, 25% of the amounts we distribute in excess of $0.2475 ($0.99 annualized) per unit and 50% of amounts we distribute in excess of $0.3375 ($1.35 annualized) per unit. Effective upon closing of the BP NGL acquisition, our general partner agreed to a reduction in incentive distributions equal to $3.75 million per quarter through February 2014 and $2.5 million per quarter thereafter.

The following table illustrates the allocation of aggregate distributions at different per-unit levels, excluding the effect of the incentive distribution reductions (dollars in thousands):

Annual LP Distribution Per Unit	Distribution to LP Unitholders(1)	Distribution to GP(1)(2)	Total Distribution(1)(2)	GP % of Total Distribution
$0.90	$301,770	$6,159	$307,929	2.0%
$0.99	$331,947	$11,484	$343,431	3.3%
$1.35	$452,655	$51,720	$504,375	10.3%
$2.09	$700,777	$299,842	$1,000,619	30.0%
$2.13	$714,189	$313,254	$1,027,443	30.5%
$2.17	$727,601	$326,666	$1,054,267	31.0%

(1)                                    Assumes 335,300,000 units outstanding.  The actual number of units outstanding as of December 31, 2012 was 335,283,874.  An increase in the number of units outstanding would increase both the distribution to unitholders and the distribution to the general partner for any given level of distribution per unit.

(2)                                    Includes distributions attributable to the 2% general partner interest and the incentive distribution rights.

Equity-Based Long-Term Incentive Plans

Our general partner has adopted the Plains All American GP LLC 1998 Long-Term Incentive Plan (the “1998 LTIP”) and the Plains All American GP LLC 2005 Long-Term Incentive Plan (the “2005 LTIP”) for employees and directors of our general partner and its affiliates who perform services for us, and the PPX Successor LTIP for former Pacific employees and employees hired after the date of the Pacific merger (together with the 1998 LTIP and 2005 LTIP, the “Plans”). Awards contemplated by the Plans include phantom units (referred to as restricted units in the 1998 LTIP), distribution equivalent rights (DERs) and unit options. As amended, the 1998 LTIP authorizes the grant of awards covering an aggregate of 2,850,000 common units deliverable upon vesting or exercise (as applicable) of such awards. The 2005 LTIP authorizes the grant of awards covering an aggregate of 6,000,000 common units deliverable upon vesting or exercise (as applicable) of such awards. The PPX Successor LTIP authorizes the grant of awards covering an aggregate of 1,999,618 common units deliverable upon vesting or exercise (as applicable) of such awards. Our general partner’s board of directors has the right to alter or amend the Plans from time to time, including, subject to any applicable NYSE listing requirements, increasing the number of common units with respect to which awards may be granted; provided, however, that no change in any outstanding grant may be made that would materially impair the rights of the participant without the consent of such participant.

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

As of December 31, 2012, grants of approximately 90,000, 2,700,544 and 834,656 unvested phantom units were outstanding under the 1998 LTIP, 2005 LTIP and PPX Successor LTIP, respectively, and approximately 1,008,622, 1,518,392 and 1,188,443 remained available for future grant, respectively. The compensation committee or board of directors may, in the future, make additional grants under the Plans to employees and directors containing such terms as the compensation committee or board of directors shall determine, including DERs with respect to phantom units. DERs entitle the grantee to a cash payment, either while the award is outstanding or upon vesting, equal to any cash distributions paid on a unit while the award is outstanding.

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

Class B Units of Plains AAP, L.P.

In August 2007, the owners of Plains AAP, L.P. authorized the creation and issuance of up to 200,000 Class B units of Plains AAP, L.P. and authorized the compensation committee of Plains All American GP LLC to issue grants of Class B units to create long-term incentives for our management. The entire economic burden of the Class B units, which are equity classified, is borne solely by Plains AAP, L.P. and does not impact our cash or units outstanding. Therefore, we recognize the grant date fair value of the Class B units as compensation expense over the service period. The expense is also reflected as a capital contribution, and thus results in a corresponding credit to Partners’ Capital in our Consolidated Financial Statements. The expense and capital contribution for the twelve months ended December 31, 2012 was approximately $6.5 million. We will not be obligated to reimburse Plains AAP, L.P. for such costs and any distributions made on the Class B units will not reduce the amount of cash available for distribution to our unitholders. Each Class B unit represents a “profits interest” in Plains AAP, L.P., which entitles the holder to participate in future profits and losses from operations, current distributions from operations, and an interest in future appreciation or depreciation in Plains AAP, L.P.’s asset values. As of December 31, 2012, 182,125 Class B units were issued and outstanding.

The outstanding Class B units are subject to restrictions on transfer and generally become “earned” (entitled to receive a portion of the distributions that would otherwise be paid to our general partner) in percentage increments when the annualized quarterly distributions on our common units equal or exceed certain thresholds.  Upon achievement of these performance thresholds (or, in some cases, within six months thereafter), the Class B units will be entitled to their proportionate share of all quarterly cash distributions made by Plains AAP, L.P. in excess of $11 million per quarter (as adjusted for debt service costs and excluding special distributions funded by debt). Assuming all authorized Class B units are issued, the maximum participation would be 8% of the amount in excess of $11 million per quarter, as adjusted. As of February 14, 2013, approximately 99% of the outstanding Class B units had been earned or will be earned within 180 days.  The remaining Class B units will be earned 180 days after payment of an annualized quarterly distribution of $2.40 per unit.

To encourage retention following achievement of these performance benchmarks, Plains AAP, L.P. retained a call right to purchase any earned Class B units at a discount to fair market value that is exercisable upon the termination of a holder’s employment with Plains All American GP LLC and its affiliates (other than a termination without cause or by the employee for good reason) prior to certain stated dates.  If a Class B unit holder remains employed past such designated date (or prior to such date is terminated without cause or quits for good reason), any earned units are no longer subject to the call right and are deemed to have “vested.”  The applicable designated dates for the various Class B grants are: January 1, 2016 for Class B units granted in 2007 and 2009; January 1, 2017 for Class B units granted in 2010; and January 1, 2020 for Class B units granted in 2011. If the call right of Plains AAP, L.P. becomes exercisable, in order to encourage retention, the size of the discount to fair market value reflected in the purchase price decreases over time pursuant to a formula set forth in each Class B unitholder’s granting agreement.  Class B grants also provide that all earned Class B units and a portion of any unearned and unvested Class B units will vest upon a change of control. All earned Class B units will also vest if Plains AAP, L.P. elects not to timely exercise its call right.

Transactions with Related Persons

Prior to June 2012, EMG Investment, LLC had a 25% general partner interest in, and Mr. Raymond sat on the board of, High Sierra Energy GP, LLC, the general partner of High Sierra Energy LP (“High Sierra”). High Sierra and its general partner were acquired by NGL Energy Partners (“NGL”) in June 2012. EMG retained an interest in NGL’s general partner, but Mr. Raymond is no longer a board member.  We recognized crude oil sales and transportation revenues and purchased petroleum products from High Sierra and its affiliates during 2012. For the year ended December 31, 2012, revenues and purchases and related costs with respect to High Sierra totaled $0.6 million and $10.7 million, respectively. These transactions were conducted at posted tariff rates or prices that we believe approximate market. Mr. Raymond was not an officer of High Sierra or NGL and did not participate in operational decision making.

During 2012, we purchased approximately $5.6 million of oil from companies owned and controlled by funds managed by KACALP. We pay the same amount per barrel to these companies that we pay to other producers in the area.

During 2012, we recognized sales and transportation and storage revenues of approximately $1.6 billion from companies affiliated with Oxy. During 2012, we also purchased approximately $0.6 billion of petroleum products from companies affiliated with Oxy. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

An employee in our marketing department is the son of Phil Kramer, one of our executive officers.  His total compensation for 2012 (which amount includes the grant date fair value of LTIPs awarded to him on terms consistent with all eligible employees) was approximately $275,500.

An employee with our Canadian operations is the son of W. David Duckett, one of our executive officers.  His total compensation for 2012 (which amount includes the grant date fair value of LTIPs awarded to him on terms consistent with all eligible employees) was approximately $216,000.

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

If a conflict or potential conflict of interest arises between the Partnership and GP LLC, the resolution of any such conflict or potential conflict should be addressed by the board in accordance with the provisions of the Partnership Agreement. At the discretion of the board in light of the circumstances, the resolution may be determined by the board of directors of our general partner or by a “conflicts committee” meeting the definitional requirements for such a committee under the Partnership Agreement. Such resolution may include resolution of any derivative conflicts created by an executive officer’s ownership of interests in GP LLC or a director’s appointment by an owner of GP LLC.

Pursuant to our Code of Business Conduct, any executive officer must avoid conflicts of interest unless approved by the board of directors of our general partner.

In the case of any sale of equity by the Partnership in which an owner or affiliate of an owner of our general partner participates, our practice is to obtain board approval for the transaction. The board typically delegates authority to set the specific terms to a pricing committee, consisting of the CEO and one independent director. Actions by the pricing committee require unanimous approval of such committee.

Item 14.  Principal Accountant Fees and Services

The following table details the aggregate fees billed for professional services rendered by our independent auditor for services provided to us and to our consolidated subsidiaries (in millions):

	Year Ended December 31,
	2012	2011
Audit fees (1)	$4.5	$4.2
Audit-related fees (2)	0.1	0.1
Tax fees (3)	1.3	1.0
All other fees (4)	0.5	—
Total	$6.4	$5.3

(1)                                     Audit fees include those related to (a) our annual audit (including internal control evaluation and reporting); (b) the annual audit of PNG; (c) the audit of certain joint ventures of which we are the operator, and (d) work performed on our registration of publicly held debt and equity.  Amounts reported for 2011 have been revised for audit fees in excess of our initial estimate.

(2)                                     Audit-related fees primarily relate to audits of our benefit plans.

(3)                                     Tax fees are related to tax processing as well as the preparation of Forms K-1 for our unitholders and international tax planning work associated with the structure of our Canadian investment.

(4)                                     All other fees primarily consist of those associated with due diligence performed on our behalf and evaluating potential acquisitions.

Pre-Approval Policy

As discussed above, we have an audit committee that reviews our external financial reporting, engages our independent auditors and reviews the adequacy of our internal accounting controls.  Our consolidated subsidiary, PNG, also has an audit committee that performs similar functions on PNG’s behalf.  All services provided by our independent auditor are subject to pre-approval by our audit committee or the audit committee of PNG (for services provided to PNG). The audit committees have instituted policies that describe certain pre-approved non-audit services.  We believe that the descriptions of services are designed to be sufficiently detailed as to particular services provided, such that (i) management is not required to exercise judgment as to whether a proposed service fits within the description and (ii) the audit committee knows what services it is being asked to pre-approve. The audit committees are informed of each engagement of the independent auditor to provide services under the respective policy. All services provided by our independent auditor during the years ended December 31, 2012 and 2011 were approved in advance by the applicable audit committee.

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

February 27, 2013

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer
of Plains All American GP LLC
(Principal Financial Officer)

February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Greg L. Armstrong	Chairman of the Board, Chief Executive Officer and Director of Plains All American GP LLC (Principal Executive Officer)	February 27, 2013
Greg L. Armstrong

/s/ Harry N. Pefanis	President and Chief Operating Officer of Plains All American GP LLC	February 27, 2013
Harry N. Pefanis

/s/ Al Swanson	Executive Vice President and Chief Financial Officer of Plains All American GP LLC (Principal Financial Officer)	February 27, 2013
Al Swanson

/s/ Chris Herbold	Vice President—Accounting and Chief Accounting Officer of Plains All American GP LLC (Principal Accounting Officer)	February 27, 2013
Chris Herbold

/s/ Everardo Goyanes	Director of Plains All American GP LLC	February 27, 2013
Everardo Goyanes

/s/ Gary R. Petersen	Director of Plains All American GP LLC	February 27, 2013
Gary R. Petersen

/s/ John T. Raymond	Director of Plains All American GP LLC	February 27, 2013
John T. Raymond

/s/ Robert V. Sinnott	Director of Plains All American GP LLC	February 27, 2013
Robert V. Sinnott

/s/ Vicky Sutil	Director of Plains All American GP LLC	February 27, 2013
Vicky Sutil

/s/ J. Taft Symonds	Director of Plains All American GP LLC	February 27, 2013
J. Taft Symonds

/s/ Christopher M. Temple	Director of Plains All American GP LLC	February 27, 2013
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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Partnership’s internal control over financial reporting. Based on that evaluation, management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on Page F-3.

/s/ Greg L. Armstrong
Greg L. Armstrong
Chairman of the Board, Chief Executive Officer and Director of Plains All American GP LLC
(Principal Executive Officer)

/s/ Al Swanson
Al Swanson
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

February 27, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the General Partner and Unitholders of

Plains All American Pipeline, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows, of changes in partners’ capital, of comprehensive income, and of changes in accumulated other comprehensive income present fairly, in all material respects, the financial position of Plains All American Pipeline, L.P. and subsidiaries (the “Partnership”) at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 27, 2013

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except units)

	December 31,	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24	$26
Trade accounts receivable and other receivables, net	3,563	3,190
Inventory	1,209	978
Other current assets	351	157
Total current assets	5,147	4,351

PROPERTY AND EQUIPMENT	11,142	9,029
Accumulated depreciation	(1,499)	(1,289)
	9,643	7,740

OTHER ASSETS
Goodwill	2,535	1,854
Linefill and base gas	707	564
Long-term inventory	274	135
Investments in unconsolidated entities	343	191
Other, net	586	546
Total assets	$19,235	$15,381

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,822	$3,599
Short-term debt	1,086	679
Other current liabilities	275	233
Total current liabilities	5,183	4,511

LONG-TERM LIABILITIES
Senior notes, net of unamortized discount of $15 and $13, respectively	6,010	4,262
Long-term debt under credit facilities and other	310	258
Other long-term liabilities and deferred credits	586	376
Total long-term liabilities	6,906	4,896

COMMITMENTS AND CONTINGENCIES (NOTE 16)

PARTNERS’ CAPITAL
Common unitholders (335,283,874 and 310,753,874 units outstanding, respectively)	6,388	5,249
General partner	249	201
Total partners’ capital excluding noncontrolling interests	6,637	5,450
Noncontrolling interests	509	524
Total partners’ capital	7,146	5,974
Total liabilities and partners’ capital	$19,235	$15,381

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per unit data)

	Year Ended December 31,
	2012	2011	2010
REVENUES
Supply and Logistics segment revenues	$36,438	$33,065	$24,989
Transportation segment revenues	623	572	565
Facilities segment revenues	736	638	339
Total revenues	37,797	34,275	25,893

COSTS AND EXPENSES
Purchases and related costs	34,368	31,564	23,921
Field operating costs	1,180	870	689
General and administrative expenses	342	294	260
Depreciation and amortization	482	249	256
Total costs and expenses	36,372	32,977	25,126

OPERATING INCOME	1,425	1,298	767

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	38	13	3
Interest expense (net of capitalized interest of $36, $25 and $16, respectively)	(288)	(253)	(248)
Other income/(expense), net	6	(19)	(9)

INCOME BEFORE TAX	1,181	1,039	513
Current income tax benefit/(expense)	(53)	(38)	1
Deferred income tax expense	(1)	(7)	—

NET INCOME	1,127	994	514
Net income attributable to noncontrolling interests	(33)	(28)	(9)
NET INCOME ATTRIBUTABLE TO PLAINS	$1,094	$966	$505

NET INCOME ATTRIBUTABLE TO PLAINS:
LIMITED PARTNERS	$789	$730	$330
GENERAL PARTNER	$305	$236	$175

BASIC NET INCOME PER LIMITED PARTNER UNIT	$2.41	$2.46	$1.21

DILUTED NET INCOME PER LIMITED PARTNER UNIT	$2.40	$2.44	$1.20

BASIC WEIGHTED AVERAGE UNITS OUTSTANDING	325	297	274

DILUTED WEIGHTED AVERAGE UNITS OUTSTANDING	328	299	275

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2012	2011	2010
Net income	$1,127	$994	$514
Other comprehensive income/(loss)	26	(64)	(5)
Comprehensive income	1,153	930	509
Comprehensive income attributable to noncontrolling interests	(30)	(24)	(9)
Comprehensive income attributable to Plains	$1,123	$906	$500

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN ACCUMULATED

OTHER COMPREHENSIVE INCOME

(in millions)

	Derivative	Translation
	Instruments	Adjustments	Other	Total
Balance at December 31, 2009	$18	$106	$(1)	$123

Reclassification adjustments	(24)	—	—	(24)
Deferred loss on cash flow hedges, net of tax	(73)	—	—	(73)
Currency translation adjustments	—	92	—	92
2010 Activity	(97)	92	—	(5)
Balance at December 31, 2010	$(79)	$198	$(1)	$118

Reclassification adjustments	131	—	—	131
Deferred loss on cash flow hedges, net of tax	(154)	—	—	(154)
Currency translation adjustments	—	(42)	—	(42)
Proportionate share of our unconsolidated entities’ other comprehensive income	—	—	1	1
2011 Activity	(23)	(42)	1	(64)
Balance at December 31, 2011	$(102)	$156	$—	$54

Reclassification adjustments	(62)	—	—	(62)
Deferred gain on cash flow hedges, net of tax	44	—	—	44
Currency translation adjustments	—	44	—	44
2012 Activity	(18)	44	—	26
Balance at December 31, 2012	$(120)	$200	$—	$80

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2012	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,127	$994	$514
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	482	249	256
Equity compensation expense	101	110	98
Inventory valuation adjustments	128	4	3
Gain on sales of linefill and base gas	(19)	(21)	(21)
Net cash received/(paid) for terminated interest rate and foreign currency hedging instruments	(112)	12	—
Other	(1)	15	14
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable and other	218	83	(59)
Inventory	(180)	518	(336)
Accounts payable and other current liabilities	(504)	401	(210)
Net cash provided by operating activities	1,240	2,365	259

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired (Note 3)	(2,156)	(1,390)	(407)
Change in restricted cash	—	20	(20)
Additions to property, equipment and other	(1,204)	(635)	(451)
Net cash received/(paid) for sales and purchases of linefill and base gas	(44)	(22)	25
Investment in unconsolidated entities	(76)	—	—
Cash received upon formation of equity-method investment	59	—	—
Proceeds from sales of assets	22	12	3
Other investing activities	7	(5)	(1)
Net cash used in investing activities	(3,392)	(2,020)	(851)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) on PAA’s revolving credit facility	59	(793)	49
Net borrowings/(repayments) on PAA’s hedged inventory facility	591	(425)	200
Net borrowings on PNG’s credit agreements	61	62	260
Proceeds from the issuance of senior notes	1,996	597	400
Repayments of senior notes	(500)	(200)	(175)
Net proceeds from the issuance of common units (Note 10)	979	889	296
Cash received for sale of noncontrolling interest in a subsidiary	—	370	268
Distributions paid to common unitholders (Note 10)	(684)	(575)	(512)
Distributions paid to general partner (Note 10)	(285)	(216)	(170)
Distributions paid to noncontrolling interests	(48)	(40)	(10)
Other financing activities	(18)	(14)	(2)
Net cash provided by/(used in) financing activities	2,151	(345)	604

Effect of translation adjustment on cash	(1)	(10)	(1)

Net increase/(decrease) in cash and cash equivalents	(2)	(10)	11
Cash and cash equivalents, beginning of period	26	36	25
Cash and cash equivalents, end of period	$24	$26	$36

Cash paid for:
Interest, net of amounts capitalized	$295	$254	$253
Income taxes, net of amounts refunded	$71	$11	$21

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in millions)

				Partners’ Capital
				Excluding
	Common Units		General	Noncontrolling	Noncontrolling	Partners’
	Units	Amount	Partner	Interests	Interests	Capital
Balance at December 31, 2009	272.3	$3,965	$131	$4,096	$63	$4,159

Net income	—	330	175	505	9	514
Sale of noncontrolling interest in a subsidiary (Note 10)	—	99	2	101	167	268
Distributions	—	(512)	(170)	(682)	(10)	(692)
Issuance of common units	9.6	290	6	296	—	296
Issuance of common units under LTIP	0.5	16	—	16	—	16
Equity compensation expense (Note 15)	—	4	9	13	3	16
Other comprehensive loss	—	(5)	—	(5)	—	(5)
Other	—	2	—	2	(1)	1
Balance at December 31, 2010	282.4	$4,189	$153	$4,342	$231	$4,573

Net income	—	730	236	966	28	994
Sale of noncontrolling interest in a subsidiary (Note 10)	—	63	1	64	306	370
Distributions	—	(575)	(216)	(791)	(40)	(831)
Issuance of common units	27.9	870	19	889	—	889
Issuance of common units under LTIP	0.5	15	—	15	—	15
Equity compensation expense (Note 15)	—	16	9	25	3	28
Other comprehensive loss	—	(59)	(1)	(60)	(4)	(64)
Balance at December 31, 2011	310.8	$5,249	$201	$5,450	$524	$5,974

Net income	—	789	305	1,094	33	1,127
Distributions	—	(684)	(285)	(969)	(48)	(1,017)
Issuance of common units	23.5	959	20	979	—	979
Issuance of common units under LTIP	1.0	33	1	34	—	34
Equity compensation expense (Note 15)	—	18	6	24	4	28
Distribution equivalent right payments (Note 15)	—	(4)	—	(4)	(1)	(5)
Other comprehensive income/(loss)	—	28	1	29	(3)	26
Balance at December 31, 2012	335.3	$6,388	$249	$6,637	$509	$7,146

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

We engage in the transportation, storage, terminalling and marketing of crude oil and refined products, as well as in the processing, transportation, fractionation, storage and marketing of natural gas liquids (“NGL”).  The term NGL includes ethane and natural gasoline products as well as propane and butane, products which are also commonly referred to as liquefied petroleum gas (“LPG”).  When used in this document, NGL refers to all NGL products including LPG. Through our general partner interest and majority equity ownership position in PAA Natural Gas Storage, L.P. (NYSE: PNG), we also own and operate natural gas storage facilities. Our business activities are conducted through three operating segments: (i) Transportation, (ii) Facilities and (iii) Supply and Logistics. See Note 18 for further discussion of our three operating segments.

Our 2% general partner interest is held by PAA GP LLC, a Delaware limited liability company, whose sole member is Plains AAP, L.P., a Delaware limited partnership. Plains All American GP LLC, a Delaware limited liability company, is Plains AAP, L.P.’s general partner. Plains All American GP LLC manages our operations and activities and employs our domestic officers and personnel. Our Canadian officers and personnel are employed by our subsidiary Plains Midstream Canada ULC. References to our “general partner,” as the context requires, include any or all of PAA GP LLC, Plains AAP, L.P. and Plains All American GP LLC. Plains AAP, L.P. and Plains All American GP LLC are essentially held by 19 owners with interests ranging from approximately 35% to less than 1%.

Definitions

Additional defined terms are used in the following notes and shall have the meanings indicated below:

AOCI	=	Accumulated other comprehensive income
Bcf	=	Billion cubic feet
Btu	=	British thermal unit
CAD	=	Canadian dollar
CERCLA	=	Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended
DERs	=	Distribution equivalent rights
EBITDA	=	Earnings before interest, taxes, depreciation and amortization
FASB	=	Financial Accounting Standards Board
FERC	=	Federal Energy Regulatory Commission
GAAP	=	Generally accepted accounting principles in the United States
GATX	=	GATX Corporation
ICE	=	IntercontinentalExchange
IPO	=	Initial public offering
LIBOR	=	London Interbank Offered Rate
Link	=	Link Energy LLC
LLS	=	Light Louisiana Sweet
LTIP	=	Long-term incentive plan
Mcf	=	Thousand cubic feet
MLP	=	Master limited partnership
MQD	=	Minimum quarterly distribution
Nexen	=	Nexen Holdings U.S.A. Inc.
NGL	=	Natural gas liquids including ethane, natural gasoline products, propane and butane

NPNS	=	Normal purchase normal sale
NYMEX	=	New York Mercantile Exchange
NYSE	=	New York Stock Exchange
PAA/Vulcan	=	PAA/Vulcan Gas Storage, LLC
Pacific	=	Pacific Energy Partners, L.P.
PLA	=	Pipeline loss allowance
PNG	=	PAA Natural Gas Storage, L.P.
PNGS	=	PAA Natural Gas Storage, LLC
Rainbow	=	Rainbow Pipe Line Company, Ltd.
RCRA	=	Federal Resource Conservation and Recovery Act, as amended
SG Resources	=	SG Resources Mississippi, LLC
SLC Pipeline	=	SLC Pipeline LLC
SOP	=	Shell Oil Products
TNM	=	Texas New Mexico
USD	=	United States dollar
Velocity	=	Velocity South Texas Gathering, LLC
White Cliffs	=	White Cliffs Pipeline, LLC
WTI	=	West Texas Intermediate
WTS	=	West Texas Sour

Basis of Consolidation and Presentation

The accompanying financial statements and related notes present and discuss our consolidated financial position as of December 31, 2012 and 2011, and the consolidated results of our operations, cash flows, changes in partners’ capital, comprehensive income and changes in accumulated other comprehensive income for the years ended December 31, 2012, 2011 and 2010. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications do not affect net income attributable to Plains. The accompanying consolidated financial statements include Plains and all of its wholly owned subsidiaries. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We evaluate our equity investments for impairment in accordance with FASB guidance with respect to the equity method of accounting for investments in common stock. An impairment of an equity investment results when factors indicate that the investment’s fair value is less than its carrying value and the reduction in value is other than temporary in nature.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Two-for-One Unit Split

In August 2012, the board of directors of our general partner approved a two-for-one split of our common units. The two-for-one split was effected on October 1, 2012, by a distribution of one additional common unit for each common unit outstanding and held by unitholders of record at the close of business on September 17, 2012 (and for each common unit issued by the Partnership during the period between September 18, 2012 and October 1, 2012). The effect of the two-for one split has been retroactively applied to all unit and per-unit amounts presented in this Form 10-K.

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

Revenue Recognition

Supply and Logistics Segment Revenues.  Revenues from sales of crude oil and NGL are recognized at the time title to the product sold transfers to the purchaser, which occurs upon delivery of the product to the purchaser or its designee. Sales of crude oil and NGL consist of outright sales contracts and buy/sell arrangements as well as exchanges. Inventory purchases and sales under buy/sell transactions are treated as inventory exchanges and are presented net in Supply and Logistics segment revenues in our Consolidated Statements of Operations.

Additionally, we may utilize derivatives in connection with the transactions described above. For commodity derivatives that are designated as cash flow hedges, derivative gains and losses are deferred in AOCI and recognized in revenues in the periods during which the underlying physical hedged transaction impacts earnings. Also, the ineffective portion of the change in fair value of cash flow hedges is recognized in revenues each period along with the change in fair value of derivatives that do not qualify for or are not designated for hedge accounting.

Transportation Segment Revenues.  Revenues from pipeline tariffs and fees are associated with the transportation of crude oil, NGL and refined products at a published tariff, as well as revenues associated with leases and other agreements for committed space on various assets. Tariff revenues are recognized either at the point of delivery or at the point of receipt pursuant to specifications outlined in the regulated and non-regulated tariffs. Revenues associated with lease fees are recognized in the month to which the lease applies. The majority of our pipeline tariff and fee revenues are based on actual volumes and rates. As is common in the industry, our tariffs incorporate a loss allowance factor that is intended to offset losses due to evaporation, measurement and other losses in transit. We value the variance of allowance volumes to actual losses at the estimated net realizable value (including the impact of gains and losses from derivative related activities) at the time the variance occurred and the result is recorded as either an increase or decrease to tariff revenues. In addition, we have certain agreements that require counterparties to ship a minimum volume over an agreed upon period. Revenue is recognized at the latter of when the volume is shipped (pursuant to specifications outlined in the tariffs) or when the counterparty’s ability to make up the minimum volume has expired.

Facilities Segment Revenues.  Our Facilities segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services for crude oil, refined products, NGL and natural gas, NGL fractionation and isomerization services and natural gas processing services. Revenues generated in this segment include (i) storage fees that are generated when we lease storage capacity, (ii) terminal throughput fees that are generated when we receive crude oil, refined products or NGL from one connecting source and redeliver the applicable product to another connecting carrier, (iii) rail terminal loading and unloading fees, (iv) hub service fees associated with natural gas park and loan activities, interruptible storage services and wheeling and balancing services, (v) revenues from the sale of natural gas, (vi) fees from NGL fractionation and isomerization and (vii) fees from gas processing services.  We generate revenue through a combination of month-to-month and multi-year leases and processing arrangements.  Storage fees resulting from short-term and long-term contracts are typically recognized in revenue ratably over the term of the contract regardless of the actual storage capacity utilized. Terminal fees (including throughput and rail fees) are recognized as the crude oil, NGL or refined product enters or exits the terminal and is received from or delivered to the connecting carrier or third-party terminal, as applicable. Hub service fees are recognized in the period the natural gas moves across our header system. Fees from NGL fractionation, isomerization services and gas processing services are recognized in the period when the services are performed.  Revenues associated with the sale of natural gas are recognized at the time title to the product sold transfers to the purchaser or its designee. In addition, we have certain agreements that require counterparties to throughput a minimum volume over an agreed upon period. Revenue is recognized at the latter of when the volume exits the terminal or when the counterparty’s ability to make up the minimum volume has expired.

Purchases and Related Costs

Purchases and related costs include (i) the cost of crude oil, NGL, natural gas and refined products obtained in outright purchases, (ii) fees incurred for third-party transportation and storage, whether by pipeline, truck, rail, ship or barge, (iii) interest cost attributable to borrowings for inventory stored in a contango market and (iv) performance-related bonus accruals. These costs are recognized when incurred except in the case of products purchased, which are recognized at the time title transfers to us.

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

Certain of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities’ respective functional currencies. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are included in the Consolidated Statements of Operations. The revaluation of foreign currency transactions and monetary assets and liabilities resulted in losses of approximately $2 million for each of the years ended December 31, 2012 and 2011 and a gain of approximately $2 million for the year ended December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents consist of all unrestricted demand deposits and funds invested in highly liquid instruments with original maturities of three months or less and typically exceed federally insured limits. We periodically assess the financial condition of the institutions where these funds are held and believe that our credit risk is minimal. In accordance with our policy, outstanding checks are classified as accounts payable rather than negative cash. As of December 31, 2012 and 2011, accounts payable included approximately $72 million and $58 million, respectively, of outstanding checks that were reclassified from cash and cash equivalents.

Accounts Receivable

Our accounts receivable are primarily from purchasers and shippers of crude oil and, to a lesser extent, purchasers of NGL and natural gas storage. These purchasers include, but are not limited to refineries, producers, marketing and trading companies and financial institutions that are active in the physical and financial commodity markets. The majority of our accounts receivable relate to our crude oil supply and logistics activities that can generally be described as high volume and low margin activities, in many cases involving exchanges of crude oil volumes.

To mitigate credit risks related to our accounts receivable, we have in place a rigorous credit review process.  We closely monitor market conditions to make a determination with respect to the amount, if any, of credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of standby letters of credit, parental guarantees or advance cash payments. At December 31, 2012 and 2011, we had received approximately $173 million and $186 million, respectively, of advance cash payments from third parties to mitigate credit risk. In addition, we enter into netting arrangements (contractual agreements that allow us and the counterparty to offset receivables and payables against each other) that cover a significant portion of our transactions and also serve to mitigate credit risk.

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At December 31, 2012 and 2011, substantially all of our accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled approximately $4 million and $5 million at December 31, 2012 and 2011, respectively. Although we consider our allowance for doubtful trade accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

Equity Method of Accounting

Our investments in the following entities are accounted for under the equity method of accounting:

Entity	Type of Operation	Our Ownership Interest
Settoon Towing, LLC	Barge Transportation Services	50%
Eagle Ford Pipeline LLC	Crude Oil Pipeline	50%
White Cliffs Pipeline, L.L.C.	Crude Oil Pipeline	36%
Frontier Pipeline Company	Crude Oil Pipeline	22%
Butte Pipe Line Company	Crude Oil Pipeline	22%

We do not consolidate any part of the assets or liabilities of our equity investees. Our share of net income or loss is reflected as one line item on our Consolidated Statements of Operations entitled “Equity earnings in unconsolidated entities” and will increase or decrease, as applicable, the carrying value of our investments in unconsolidated entities on the balance sheet. In addition, we include a proportionate share of our equity method investees’ unrealized gains and losses in other comprehensive income on our Consolidated Balance Sheet.  We also adjust our investment balances in these investees by the like amount.  Distributions to the Partnership will reduce the carrying value of our investments and will be reflected in our Consolidated Statements of Cash Flows in the line item “Equity earnings in unconsolidated entities, net of distributions.” In turn, contributions will increase the carrying value of our investments and will be reflected in our Consolidated Statements of Cash Flows in investing activities.

Formation of Eagle Ford Pipeline LLC. In August 2012, we formed Eagle Ford Pipeline LLC (“EF Pipeline”) with Enterprise Products Partners (“Enterprise”) for the purpose of developing a crude oil pipeline system in the Eagle Ford Area of South Texas. This system will include a 175-mile crude oil and condensate pipeline, a marine terminal facility and approximately 1.8 million barrels of operational storage capacity across the system. The system is expected to be placed into service during 2013. We own a 50% interest in EF Pipeline and account for our investment under the equity method of accounting. We and Enterprise contributed fixed assets with estimated book values of approximately $134 million and $15 million, respectively.  In addition, Enterprise contributed cash of $59 million which we received from EF Pipeline in conjunction with the formation. Subsequent to the formation and through December 31, 2012, we and Enterprise contributed $75 million each to fund continued development of the pipeline system.

Noncontrolling Interests

We account for noncontrolling interests in subsidiaries in accordance with FASB guidance specific to noncontrolling interests.  FASB guidance requires all entities to report noncontrolling interests in subsidiaries as a component of equity in the consolidated financial statements. Noncontrolling interest represents the portion of assets and liabilities in a consolidated subsidiary that is owned by a third-party.  See Note 10 for additional discussion regarding our noncontrolling interests.

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

A small portion of our contractual or regulatory obligations is related to assets that are inactive or that we plan to take out of service and, although the ultimate timing and costs to settle these obligations are not known with certainty, we have recorded a reasonable estimate of these obligations. We have estimated that the fair value of these obligations was approximately $31 million and $9 million, respectively, at December 31, 2012 and 2011.

Fair Value Measurements

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.  Our assessment of the significance of a particular input to the fair value measurement requires judgment, which affects the placement of assets and liabilities within the fair value hierarchy levels. The determination of the fair values includes not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits and letters of credit) but also the impact of our nonperformance risk on our liabilities. The fair value of our commodity derivatives, interest rate derivatives and foreign currency derivatives includes adjustments for credit risk. Our credit adjustment methodology uses market observable inputs and requires judgment. There were no changes to any of our valuation techniques during the period. See Notes 9 and 11 for further discussion.

Other Significant Accounting Policies

See the respective footnotes for our accounting policies regarding (i) net income per limited partner unit, (ii) inventory, linefill, base gas and long-term inventory, (iii) property and equipment, (iv) other assets, (v) goodwill, (vi) derivatives and risk management activities, (vii) income taxes, (viii) equity compensation and (ix) environmental matters.

Recent Accounting Pronouncements

In July 2012, the FASB issued guidance intended to simplify the impairment test for indefinite-lived intangible assets other than goodwill by giving entities the option to first assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. The results of the qualitative assessment would be used as a basis in determining whether it is necessary to perform the two-step quantitative impairment testing. An entity can choose to perform the qualitative assessment on none, some or all of its indefinite-lived intangible assets, or may bypass the qualitative assessment and proceed directly to the quantitative impairment test. This guidance will be effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted in certain circumstances. We adopted this guidance on January 1, 2013. Our adoption is not expected to have a material impact on our financial position, results of operations or cash flows.

In December 2011, the FASB issued an accounting standard update that will require disclosure of information to help reconcile differences in the offsetting requirements for assets and liabilities under GAAP and IFRS. Under this new guidance, entities are required to disclose both gross and net information about instruments and transactions eligible for offset in the statement of financial position, as well as instruments and transactions subject to an agreement similar to a master netting arrangement. In addition, the standard requires disclosure of collateral received and posted in connection with master netting agreements or similar arrangements. Entities will need to provide the following enhanced disclosures for both assets and liabilities within the scope of the new standard: (i) the gross amounts of those recognized assets and those recognized liabilities; (ii) the amounts offset to determine the net amounts presented in the statement of financial position; (iii) the net amounts presented in the statement of financial position; (iv) the amounts subject to an enforceable master netting arrangement or similar agreement not otherwise included in (ii); and (v) the net amount after deducting the amounts in (iv) from the amounts in (iii). The standard affects all entities with balances presented on a net basis in the financial statements, derivative assets and derivative liabilities, repurchase agreements, and financial assets and financial liabilities executed under a master netting or similar arrangement. Accordingly, the adoption of this guidance is not expected to have a material impact on our financial position as this standard only impacts the presentation of such financial information. This guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. We adopted this guidance on January 1, 2013. Our adoption did not have a material impact on our financial position, results of operations or cash flows.

In September 2011, the FASB issued guidance with the purpose of simplifying the goodwill impairment test by permitting entities to perform a qualitative assessment to determine whether further impairment testing is necessary.  If qualitative factors indicate that it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, an entity need not perform the two-step goodwill impairment test.  This guidance became effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011.  We adopted this guidance on January 1, 2012; however, we did not elect to apply the qualitative assessment during our 2012 goodwill impairment test.  Our adoption did not have a material impact on our financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance regarding the presentation of other comprehensive income, which was later amended in December 2011, with the purpose of increasing the prominence of other comprehensive income in financial statements.  This guidance, as amended, requires entities to present comprehensive income in either (i) a single continuous statement of comprehensive income or (ii) two separate but consecutive statements.  This guidance became effective for interim and annual periods beginning after December 15, 2011.  We adopted the guidance, as amended, on January 1, 2012 with no material impact to our financial position, results of operations or cash flows. In December 2012, the FASB further amended this guidance requiring an entity to present either in a single note or parenthetically on the face of the financial statements the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, an entity is to instead cross-reference to the related footnote for additional information. This guidance becomes effective for interim and annual periods beginning after December 15, 2012. We adopted this guidance on January 1, 2013. Since this guidance only impacts the presentation of comprehensive income and does not change the composition or calculation of such financial information, adoption of this guidance is not expected to have a material impact on our financial position, results of operations or cash flows.

In May 2011, the FASB issued guidance to amend certain fair value measurement and disclosure requirements in an effort to improve consistency with international reporting standards.  The amendments generally clarify that the concepts of highest and best use and valuation premise in fair value measurement are relevant only when measuring the fair value of non-financial assets and are not relevant when measuring the fair value of financial assets or of liabilities.  In addition, the guidance expanded disclosure requirements associated with (i) unobservable inputs for Level 3 fair value measurements and (ii) items that are not measured at fair value in the financial statements, but for which fair value is required to be disclosed.  This guidance became effective prospectively for interim and annual reporting periods beginning after December 15, 2011.  We adopted this guidance on January 1, 2012.  Other than requiring additional disclosure, which is included in Note 9 and Note 11, our adoption did not have a material impact on our financial position, results of operations or cash flows.

Note 3—Acquisitions and Dispositions

The following acquisitions were accounted for using the acquisition method of accounting and the determination of the fair value of the assets and liabilities acquired has been estimated in accordance with the applicable accounting guidance.

2012 Acquisitions

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

Upon completion of this acquisition, we became the indirect owner of all of BP North America’s Canadian-based NGL business and certain of BP North America’s NGL assets located in the upper-Midwest United States (collectively the “BP NGL Assets”). The BP NGL Assets acquired include varying ownership interests and contractual rights relating to approximately 2,600 miles of NGL pipelines (including mileage supporting the NGL facilities assets); approximately 13 million barrels of net usable NGL storage capacity; seven fractionation plants with annualized NGL fractionation volumes of over 100,000 barrels per day; four straddle plants and two field gas processing plants with an aggregate net capacity of approximately six Bcf per day; and long-term and seasonal NGL inventories of approximately 8 million barrels upon closing. The acquired business also includes various third-party supply contracts at other field gas processing plants and a supply contract relating to a third-party owned straddle plant with throughput capacity of 2.5 Bcf per day, shipping arrangements on third-party NGL pipelines and long-term leases on 720 rail cars used to move product among various locations. We have also entered into an Integrated Supply and Trading Agreement, pursuant to which an affiliate of BP North America will, for a period of two years following the closing of the acquisition, continue to provide sourcing services for gas supply to feed certain of the straddle plants acquired as a result of the acquisition. The determination of the fair value of the assets and liabilities acquired is as follows (in millions):

		Average
		Depreciable
Description	Amount	Life (in years)
Working capital	$241	N/A
Property and equipment	1,081	5 - 70
Linefill	85	N/A
Long-term inventory	165	N/A
Intangible assets (contract)	130	13
Goodwill	236	N/A
Deferred tax liability	(236)	N/A
Environmental liability	(14)	N/A
Other long-term liabilities	(5)	N/A
Total	$1,683

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

Intangible assets above consist of a contract with a 13 year life.  Amortization of this contract under the declining balance method was approximately $41 million during the year ended December 31, 2012 and the future amortization is estimated as follows:

2013	$30
2014	$10
2015	$8
2016	$7
2017	$6

The BP NGL Acquisition was pre-funded through various means, including the issuance of common units and senior notes in March 2012 for net proceeds of approximately $1.69 billion. During the year ended December 31, 2012, we incurred approximately $13 million of acquisition-related costs associated with the BP NGL Acquisition. Such costs are reflected as a component of “General and administrative expenses” in our Consolidated Statement of Operations.

USD Rail Terminal Acquisition

On December 12, 2012, we completed a transaction with U.S. Development Group (referred to herein as the “USD Rail Terminal Acquisition”) for an aggregate consideration of approximately $503 million, paid in cash. Through the USD Rail Terminal Acquisition, we acquired four operating crude oil rail terminals and one terminal under development. The assets acquired include three crude oil rail loading terminals located in the Eagle Ford, Bakken and Niobrara producing regions with an aggregate daily loading capacity of approximately 75,000 barrels per day, a rail unloading terminal at St. James, Louisiana with capacity of approximately 140,000 barrels per day and a project to construct a crude oil unloading terminal near Bakersfield, California. The preliminary determination of the fair value of the assets and liabilities acquired is approximately $1 million of working capital, $76 million of property and equipment and $426 million of goodwill. The determination of the fair value of the assets and liabilities acquired is preliminary pending completion of internal valuation procedures. The goodwill arising from the USD Rail Terminal Acquisition represents anticipated opportunities to generate future cash flows from the rail facilities by utilizing them to reduce capacity constraints in certain geographic market areas.

Other 2012 Acquisitions

During the year ended December 31, 2012, we completed several additional acquisitions for an aggregate consideration of approximately $150 million. The assets acquired primarily included crude oil and condensate gathering pipelines, a truck unloading terminal and trailers that are utilized in our Transportation segment, and terminal facilities included in our Facilities segment. We recognized goodwill of approximately $10 million related to these acquisitions.

Pro Forma Results

Disclosure of the revenues and earnings from the BP NGL Acquisition, USD Rail Terminal Acquisition and our other 2012 acquisitions in our results for the year ended December 31, 2012 is not practicable as they are not being operated as standalone subsidiaries. Selected unaudited pro forma results of operations for the years ended December 31, 2012 and 2011, assuming our 2012 acquisitions had occurred on January 1, 2011, are presented below (in millions, except per unit amounts):

	Year Ended December 31,
	2012	2011
Total revenues	$38,729	$37,493
Net income attributable to Plains	$1,149	$1,153
Limited partner interest in net income attributable to Plains	$846	$928
Net income per limited partner unit:
Basic	$2.57	$3.01
Diluted	$2.55	$2.99

2011 Acquisitions

Southern Pines Acquisition

On February 9, 2011, PNG acquired 100% of the equity interests in SG Resources from SGR Holdings, L.L.C. (the “Southern Pines Acquisition”) for an aggregate purchase price of approximately $765 million in cash (approximately $750 million, net of cash and other working capital acquired). The purchase price included the release of restricted cash of approximately $20 million held in escrow prior to the closing of the acquisition. The primary asset of SG Resources is the Southern Pines Energy Center

(“Southern Pines”), a FERC-regulated, salt-cavern natural gas storage facility located in Greene County, Mississippi. In connection with this acquisition, PNG obtained financing through a private placement of PNG common units to third-party purchasers and to us. See Note 10 for further discussion.

The fair value of assets acquired and liabilities assumed was as follows (in millions):

		Average
		Depreciable
Description	Amount	Life (in years)
Inventory	$14	N/A
Property and equipment	340	5 - 70
Base gas	3	N/A
Other working capital (including approximately $13 million of cash acquired)	15	N/A
Intangible assets	92	2 - 10
Goodwill	301	N/A
Total	$765

The allocation of fair value to intangible assets above is comprised of a tax abatement valued at approximately $15 million and contracts valued at approximately $77 million, which have lives ranging from 2 to 10 years. Amortization of customer contracts under the declining balance method of amortization was approximately $14 million and $13 million for the years ended December 31, 2012 and 2011, respectively, and is estimated to be approximately $13 million, $11 million and $8 million for the years ending December 31, 2013, 2014 and 2015, respectively. Goodwill or indefinite lived intangible assets will not be subject to depreciation or amortization, but will be subject to periodic impairment testing and, if necessary, will be written down to fair value should circumstances warrant.

Several factors contributed to a purchase price in excess of the fair value of the net tangible and intangible assets acquired. Such factors included the strategic location of the Southern Pines facility, the limited alternative locations and the extended lead times required to develop and construct such facility, along with its operational flexibility, organic expansion capabilities and synergies anticipated to be obtained from combining Southern Pines with our existing asset base. This acquisition is reflected in our Facilities segment.

Also in connection with the Southern Pines Acquisition, PNG became the owner, with the ability to remarket in the future, and ultimate obligor of the $100,000,000 Mississippi Business Finance Corporation Gulf Opportunity Zone Industrial Development Revenue Bonds (SG Resources Mississippi, LLC Project), Series 2009 and the $100,000,000 Mississippi Business Finance Corporation Gulf Opportunity Zone Industrial Development Revenue Bonds (SG Resources Mississippi, LLC Project), Series 2010 (collectively, the “GO Bonds”). These GO Bonds were originally issued to fund the expansion of the Southern Pines facility. PNG remarketed the GO Bonds in August 2011.

In May 2011, PNG entered into an agreement with the former owners of SG Resources with respect to certain outstanding issues and purchase price adjustments as well as the distribution of the remaining 5% of the purchase price that was escrowed at closing (totaling $37 million). Pursuant to this agreement, PNG received approximately $10 million and the balance was remitted to the former owners. Funds received by PNG have been and will continue to be used to fund anticipated facility development and other related costs identified subsequent to closing. Approximately $3 million of capital expenditures were incurred related to matters covered by the agreement through December 31, 2012.  Remaining amounts, included as a component of accounts payable and accrued liabilities as of December 31, 2012, will be utilized to offset applicable cavern development expenditures as incurred.  Any remaining amounts upon completion of applicable cavern development procedures will reduce goodwill. Additionally, as part of this agreement, the parties executed releases of any existing and future claims, subject to customary carve-outs.

Other 2011 Acquisitions

Western Acquisition. On December 29, 2011, we completed two transactions with Western Refining for a combined consideration of approximately $220 million in cash. Through the first transaction, we acquired crude oil, refined products and NGL storage and the associated manifold and pumping equipment located at Western’s Yorktown, Virginia refinery site, which we will operate as a terminal, as well as certain intangible assets. The second transaction included an 82-mile, 16-inch segment of pipeline that originates in Chaves County, New Mexico and connects into our Basin Pipeline system at Jal, New Mexico. The transaction includes associated tankage, piping and other related assets at the Lynch and Jal Stations.

Gardendale Gathering System Acquisition. On November 29, 2011, we completed the acquisition of 100% of the member interests in Velocity from Velocity Midstream Partners, LLC for an aggregate consideration of approximately $349 million in cash. The assets acquired included approximately 120 miles of crude oil and condensate gathering and transportation pipelines (the “Gardendale Gathering System”) in the Eagle Ford Shale. We recognized goodwill of approximately $155 million associated with this acquisition, which was primarily related to the potential incremental income from anticipated growth projects.

Additional 2011 Acquisitions.  During 2011, we completed six additional acquisitions for an aggregate consideration of approximately $20 million. These acquisitions included propane storage and terminal facilities included in our Facilities segment, a trucking business included in our Transportation segment as well as the right to ship on third-party pipelines, the revenues of which are included in our Supply and Logistics segment.

The determination of fair value of assets acquired and liabilities assumed for all other acquisitions completed during 2011, including the Western and Gardendale Gathering System acquisitions, is as follows (in millions):

Description	Amount
Inventory	$2
Linefill	2
Property and equipment	280
Other working capital, net of cash acquired	(6)
Intangible assets	142
Environmental liability	(9)
Goodwill	178
Total	$589

2010 Acquisitions

Nexen Acquisition. On December 30, 2010, we acquired from Nexen Holdings U.S.A. Inc. entities that hold crude oil gathering and transportation assets that primarily service Bakken area producers. The aggregate consideration of approximately $229 million was paid in cash and included approximately $170 million for the business and physical assets and approximately $59 million for approximately 460,000 barrels of inventory and other working capital adjustments. The assets are primarily located in Northwestern North Dakota and Northeastern Montana and include (i) a lease gathering business, (ii) the Robinson Lake pipeline, a FERC-regulated 20-mile, 8-inch pipeline, (iii) eight truck terminals and (iv) various other contractual rights. These assets are included in our Transportation and Supply and Logistics segments. We recognized goodwill of approximately $83 million associated with this acquisition.

Other 2010 Acquisitions. During 2010, we completed five additional acquisitions for aggregate consideration of approximately $178 million. These acquisitions included (i) a 34% interest in White Cliffs that is reflected in our Transportation segment, (ii) an additional 11% interest in Capline pipeline that is reflected in our Transportation segment and (iii) various other assets reflected in both our Transportation and Facilities segments.  We did not recognize any goodwill for these acquisitions.

Dispositions

During 2012, 2011 and 2010, we sold various property and equipment for proceeds totaling approximately $22 million, $12 million and $3 million, respectively. A gain of approximately $6 million, a loss of approximately $6 million and a gain of less than $1 million were recognized in 2012, 2011 and 2010, respectively, related to these sales.

Note 4—Net Income Per Limited Partner Unit

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

The Partnership calculates basic and diluted net income per limited partner unit by dividing net income attributable to Plains, after deducting the amount allocated to the general partner’s interest, incentive distribution rights (“IDRs”) and participating securities, by the basic and diluted weighted-average number of limited partner units outstanding during the period.  Participating securities include LTIP awards that have vested distribution equivalent rights (“DERs”), which entitle the grantee to a cash payment equal to the cash distribution paid on our outstanding common units. As a result of our two-for-one unit split that was effected on October 1, 2012, we have adjusted the computation of limited partners’ net income per unit in our Consolidated Statements of Operations and in the table below to present the amounts on a post-split basis for all periods presented.

Diluted net income per limited partner unit is computed based on the weighted average number of units plus the effect of dilutive potential units outstanding during the period using the two-class method.  Our LTIP awards that contemplate the issuance of common units are considered dilutive unless (i) vesting occurs only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied.  LTIP awards that are deemed to be dilutive are reduced by a hypothetical unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB.  See Note 15 for a complete discussion of our LTIP awards including specific discussion regarding DERs.

The following table sets forth the computation of basic and diluted earnings per limited partner unit for the years ended 2012, 2011 and 2010 (in millions, except per unit data):

	Year Ended December 31,
	2012	2011	2010
Basic Net Income per Limited Partner Unit
Net income attributable to Plains	$1,094	$966	$505
Less: General partner’s incentive distribution (1)	(289)	(221)	(168)
Less: General partner 2% ownership (1)	(16)	(15)	(7)
Net income available to limited partners	789	730	330
Less: Undistributed earnings allocated and distributions to participating securities (1)	(5)	—	—
Net income available to limited partners in accordance with application of the two-class method for MLPs	$784	$730	$330

Basic weighted average number of limited partner units outstanding	325	297	274

Basic net income per limited partner unit	$2.41	$2.46	$1.21

Diluted Net Income per Limited Partner Unit
Net income attributable to Plains	$1,094	$966	$505
Less: General partner’s incentive distribution (1)	(289)	(221)	(168)
Less: General partner 2% ownership (1)	(16)	(15)	(7)
Net income available to limited partners	789	730	330
Less: Undistributed earnings allocated and distributions to participating securities (1)	(4)	—	—
Net income available to limited partners in accordance with application of the two-class method for MLPs	$785	$730	$330

Basic weighted average number of limited partner units outstanding	325	297	274
Effect of dilutive securities: Weighted average LTIP units	3	2	1
Diluted weighted average number of limited partner units outstanding	328	299	275

Diluted net income per limited partner unit	$2.40	$2.44	$1.20

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

	Year Ended December 31,
	2012	2011	2010
Basic net income per limited partner unit impact	$(0.11)	$(0.22)	$—

Diluted net income per limited partner unit impact	$(0.11)	$(0.21)	$—

Note 5—Inventory, Linefill, Base Gas and Long-term Inventory

Inventory primarily consists of crude oil, NGL and natural gas in pipelines, storage facilities and railcars that are valued at the lower of cost or market, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value.  During 2012, we recorded non-cash charges of approximately $128 million related to the writedown of our crude oil and NGL inventory due to declines in prices during the period. As of December 31, 2012, a majority of the inventory subject to writedown has been liquidated and the applicable derivative instruments have been settled. The recognition of this adjustment, which is a component of “Purchases and related costs” in our accompanying Consolidated Statement of Operations, was substantially offset by the recognition of unrealized gains on derivative instruments being utilized to hedge the future sales of our crude oil and NGL inventory. Substantially all of such unrealized gains were recorded to “Supply and Logistics segment revenues” in our Consolidated Statement of Operations. See Note 11 for discussion of our derivative and risk management activities. We did not recognize material writedowns of inventory during 2011 and 2010.

Linefill, base gas and minimum working inventory requirements in assets we own are recorded at historical cost and consist of crude oil, NGL and natural gas. We classify as linefill or base gas (i) our proportionate share of barrels used to fill a pipeline that we own such that when an incremental barrel is pumped into or enters a pipeline it forces product out at another location, (ii) barrels that represent the minimum working requirements in tanks that we own and (iii) natural gas required to maintain the minimum operating pressure of natural gas storage facilities we own.  During 2012, 2011 and 2010, we recorded gains of approximately $19 million, $21 million and $21 million, respectively, on the sale of pipeline linefill for proceeds of approximately $65 million, $56 million and $72 million, respectively.

Minimum working inventory requirements in third-party assets and other working inventory in our assets that is needed for our commercial operations are included within specific inventory pools in inventory (a current asset) in determining the average cost of operating inventory. At the end of each period, we reclassify the inventory not expected to be liquidated within the succeeding twelve months out of inventory, at the average cost of the applicable inventory pools, and into long-term inventory, which is reflected as a separate line item in “Other assets” on our Consolidated Balance Sheet.

Inventory, linefill, base gas and long-term inventory consisted of the following (barrels in thousands, natural gas volumes in thousands and carrying value in millions):

	December 31, 2012				December 31, 2011
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	9,492	barrels	$737	$77.64	5,361	barrels	$483	$90.10
NGL	9,472	barrels	388	$40.96	6,885	barrels	438	$63.62
Natural gas (2)	20,374	Mcf	60	$2.94	16,170	Mcf	51	$3.15
Other	N/A		24	N/A	N/A		6	N/A
Inventory subtotal			1,209				978

Linefill and base gas
Crude oil	9,919	barrels	583	$58.78	9,366	barrels	514	$54.88
NGL	1,400	barrels	70	$50.00	31	barrels	2	$64.52
Natural gas (2)	15,755	Mcf	54	$3.43	14,105	Mcf	48	$3.40
Linefill and base gas subtotal			707				564

Long-term inventory
Crude oil	1,962	barrels	149	$75.94	1,714	barrels	127	$74.10
NGL	3,238	barrels	125	$38.60	150	barrels	8	$53.33
Long-term inventory subtotal			274				135

Total			$2,190				$1,677

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

Note 6—Property and Equipment

In accordance with our capitalization policy, costs associated with acquisitions and improvements that expand our existing capacity, including related interest costs, are capitalized. For the years ended December 31, 2012, 2011 and 2010, capitalized interest was $36 million, $25 million and $16 million, respectively. We also capitalize expenditures for the replacement of partially or fully depreciated assets in order to maintain the service capability, level of production and/or functionality of our existing assets. Repair and maintenance expenditures incurred in order to maintain the day to day operation of our existing assets are expensed as incurred.

Property and equipment, net is stated at cost and consisted of the following (in millions):

	Estimated Useful	December 31,
	Lives (Years)	2012	2011
Pipelines and related facilities	10 - 70	$5,305	$4,467
Storage, terminal and rail facilities	30 - 70	4,354	3,385
Trucking equipment and other	3 - 15	136	110
Construction in progress	—	910	693
Office property and equipment	2 - 50	111	99
Land and other	N/A	326	275
		11,142	9,029
Accumulated depreciation		(1,499)	(1,289)
Property and equipment, net		$9,643	$7,740

Depreciation expense for the years ended December 31, 2012, 2011 and 2010 was approximately $222 million, $196 million and $235 million, respectively.

We calculate our depreciation using the straight-line method, based on estimated useful lives and salvage values of our assets. During 2011 and 2010, we extended the depreciable lives of several of our crude oil and other storage facilities and pipeline systems based on a review to assess the useful lives of our property and equipment and to adjust those lives, if appropriate, to reflect current expectations given actual experience and current technology. These depreciable life extensions have reduced depreciation expense prospectively as various phases of the review were completed. For the years ended December 31, 2012, 2011 and 2010, these extensions reduced depreciation expense by $73 million (incrementally $13 million more than the previous year), $60 million (incrementally $37 million more than the previous year) and $23 million, respectively.

We also classify gains and losses on sales of assets and asset impairments as a component of “Depreciation and amortization” in our Consolidated Statements of Operations. During the years ended 2012, 2011 and 2010, we recognized gains of approximately $6 million, losses of approximately $6 million and a gain of less than $1 million, respectively, on disposition of certain assets.  See “Impairment of Long-Lived Assets” below for a discussion of our policy for the recognition of asset impairments.

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

We periodically evaluate property and equipment and other long-lived assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows.  The subjective assumptions used to determine the existence of an impairment in carrying value include:

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

During the year ended 2012, we recognized losses on impairments of long-lived assets of approximately $168 million, primarily related to our Pier 400 terminal project and the anticipated sale of certain refined products pipeline systems and related assets. The Pier 400 project, which we acquired in late 2006 by virtue of our merger with Pacific Energy Partners, was to develop a deepwater petroleum import terminal at Pier 400 and Terminal Island in the Port of Los Angeles to handle marine receipts of crude oil and refinery feedstock.  During the third quarter of 2012, we decided not to proceed with the development of this project.  A number of factors contributed to the uncertainties with respect to financial returns and the determination not to proceed with the project, including project delays, the economic downturn, regulatory and permitting hurdles, a challenging refining environment in California and an industry shift in the outlook for availability of domestic crude oil.  We assessed the recoverability of these long-lived assets and, where necessary, performed further analysis based on a projected discounted cash flow methodology.  As a result of this impairment review, we wrote off a substantial portion of the carrying amount of these long-lived assets, except for the portion that we anticipate we will recover.  These project assets were included in our Facilities segment.

During the fourth quarter of 2012, we recognized a loss on impairment as a result of our decision to sell certain refined products pipeline systems and related assets included in our Transportation segment.  At December 31, 2012, these assets were classified as held for sale on our Consolidated Balance Sheet (in “Other current assets”).  In accordance with GAAP, we wrote their book value down to their expected sales price.  In February 2013, we signed a definitive agreement to sell these systems and related assets, and expect the transaction to close during the second quarter of 2013.  During 2011 and 2010, impairments of approximately $5 million and $13 million, respectively, were recognized related predominately to assets that were taken out of service. These assets did not support spending the capital necessary to continue service and, in most instances, we utilized other assets to handle these activities.

Note 7—Other Assets, Net

Other assets, net of accumulated amortization, consist of the following (in millions):

	December 31,
	2012	2011
Debt issue costs	$69	$53
Fair value of derivative instruments	10	20
Intangible assets	642	498
Other	54	59
	775	630
Accumulated amortization	(189)	(84)
	$586	$546

Costs incurred in connection with the issuance of long-term debt and amendments to our credit facilities are capitalized and amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization. Fully amortized debt issue costs and the related accumulated amortization are written off in conjunction with the refinancing or termination of the applicable debt arrangement. We capitalized debt issue costs of approximately $20 million and $18 million in 2012 and 2011, respectively. Approximately $5 million and $11 million of gross debt issue costs were removed from our Consolidated Balance Sheet during 2012 and 2011, respectively, primarily related to the restructuring of our credit facilities in June 2012 and August 2011.

Amortization expense related to other assets (including finite-lived intangible assets) for the three years ended December 31, 2012, 2011 and 2010 was approximately $110 million, $44 million and $22 million, respectively. Our amortization expense for finite-lived intangible assets for the years ended December 31, 2012, 2011 and 2010 was approximately $101 million, $36 million and $14 million, respectively.

Intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. Our intangible assets that have finite lives consist of the following (in millions):

		December 31, 2012			December 31, 2011
	Estimated Useful		Accumulated			Accumulated
	Lives (Years)	Cost	Amortization	Net	Cost	Amortization	Net
Customer contracts and relationships	1 - 20	$558	$(157)	$401	$426	$(61)	$365
Property tax abatement	7 - 13	38	(10)	28	38	(6)	32
Other agreements	25 - 70	38	(2)	36	26	(1)	25
Emission reduction credits (1)	N/A	8	—	8	8	—	8
		$642	$(169)	$473	$498	$(68)	$430

(1)                                     Emission reduction credits are finite-lived and are subject to surrender in exchange for environmental permits.

We estimate that our amortization expense related to finite-lived intangible assets for the next five years will be as follows (in millions):

2013	$78
2014	$53
2015	$48
2016	$42
2017	$40

Note 8—Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized.

In accordance with FASB guidance, we test goodwill at least annually (as of June 30) and on an interim basis if a triggering event occurs, such as an adverse change in business climate, to determine whether an impairment has occurred. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by segment management. Our reporting units are our operating segments. FASB guidance requires a two-step, quantitative approach to testing goodwill for impairment; however, we may first assess certain qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. We did not elect to apply this qualitative assessment during our 2012 annual goodwill impairment test, but proceeded directly to the two-step, quantitative test. In Step 1, we compare the fair value of the reporting unit with the respective book values, including goodwill, by using an income approach based on a discounted cash flow analysis. This approach requires us to make long-term forecasts of future revenues, expenses and other expenditures. Those forecasts require the use of various assumptions and estimates, the most significant of which are net revenues (total revenues less purchases and related costs), operating expenses, general and administrative expenses and the weighted average cost of capital. Fair value of the reporting units is determined using significant unobservable inputs, or level 3 inputs in the fair value hierarchy. When the fair value is greater than book value, then the reporting unit’s goodwill is not considered impaired. If the book value is greater than fair value, then we proceed to Step 2. In Step 2, we compare the implied fair value of the reporting unit’s goodwill with the book value. A goodwill impairment loss is recognized if the carrying amount exceeds its fair value.

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

The table below reflects our goodwill by segment and changes during the periods presented (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2010	$640	$308	$428	$1,376

2011 Goodwill Related Activity:
Southern Pines Acquisition (1)	—	301	—	301
Gardendale Gathering System Acquisition (1)	155	—	—	155
Foreign currency translation adjustments	(5)	—	(1)	(6)
Purchase price accounting adjustments and other (1)	28	—	—	28
Balance at December 31, 2011	$818	$609	$427	$1,854

2012 Goodwill Related Activity:
BP NGL Acquisition (1)	72	136	28	236
USD Rail Terminal Acquisition (1)	—	426	—	426
Other acquisitions (1)	10	—	—	10
Foreign currency translation adjustments	5	—	2	7
Purchase price accounting adjustments and other (1)	(8)	—	10	2
Balance at December 31, 2012	$897	$1,171	$467	$2,535

(1)                                     Goodwill is recorded at the acquisition date based on a preliminary fair value determination. This preliminary goodwill balance may be adjusted when the fair value determination is finalized.  See Note 3 for additional discussion of our acquisitions.

Note 9—Debt

Debt consisted of the following (in millions):

	December 31,	December 31,
	2012	2011
SHORT-TERM DEBT
Credit Facilities (1):
PAA senior secured hedged inventory facility, bearing a weighted-average interest rate of 1.6% and 1.5% at December 31, 2012 and December 31, 2011, respectively	$665	$75
PAA senior unsecured revolving credit facility, bearing a weighted-average interest rate of 2.4% and 1.6% at December 31, 2012 and December 31, 2011, respectively (2)	92	32
PNG senior unsecured revolving credit facility, bearing a weighted-average interest rate of 2.1% at both December 31, 2012 and December 31, 2011 (3)	77	68
5.63% senior notes due December 2013 (4)	250	—
4.25% senior notes due September 2012 (5)	—	500
Other	2	4
Total short-term debt	1,086	679

LONG-TERM DEBT
Senior Notes:
5.63% senior notes due December 2013 (4)	—	250
5.25% senior notes due June 2015	150	150
3.95% senior notes due September 2015	400	400
5.88% senior notes due August 2016	175	175
6.13% senior notes due January 2017	400	400
6.50% senior notes due May 2018	600	600
8.75% senior notes due May 2019	350	350
5.75% senior notes due January 2020	500	500
5.00% senior notes due February 2021	600	600
3.65% senior notes due June 2022	750	—
2.85% senior notes due January 2023	400	—
6.70% senior notes due May 2036	250	250
6.65% senior notes due January 2037	600	600
5.15% senior notes due June 2042	500	—
4.30% senior notes due January 2043	350	—
Unamortized discounts	(15)	(13)
Senior notes, net of unamortized discounts	6,010	4,262
Credit Facilities and Other:
PNG senior unsecured revolving credit facility, bearing a weighted-average interest rate of 2.1% at both December 31, 2012 and December 31, 2011 (3)	105	54
PNG GO Bond term loans, bearing a weighted-average interest rate of 1.5% at both December 31, 2012 and December 31, 2011	200	200
Other	5	4
Total long-term debt	6,320	4,520
Total debt (2) (3) (6)	$7,406	$5,199

(1)                                     During 2012 and 2011, we renewed, extended or refinanced our principal bank credit facilities, including PNG’s credit facility. See “Credit Facilities” below for further discussion.

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

(4)                                     Our $250 million 5.63% senior notes will mature in December 2013 and are thus classified as short-term at December 31, 2012.

(5)                                     Our $500 million 4.25% senior notes matured in September 2012 and were repaid with proceeds from our credit facilities. The proceeds from the issuance of these senior notes were used to supplement capital available from our hedged inventory facility, to fund working capital needs associated with base levels of waterborne cargos and for seasonal NGL inventory requirements. After the maturity of these senior notes, we are now using our expanded credit facilities for such purposes.

(6)                                     Our fixed-rate senior notes (including current maturities) had a face value of approximately $6.3 billion and $4.8 billion as of December 31, 2012 and 2011, respectively. We estimated the aggregate fair value of these notes as of December 31, 2012 and 2011 to be approximately $7.3 billion and $5.4 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near year end. We estimate that the carrying value of outstanding borrowings under our credit facilities and agreements approximates fair value as interest rates reflect current market rates. The fair value estimates for both our senior notes and credit facilities are based upon observable market data and are classified within Level 2 of the fair value hierarchy.

Credit Facilities

PAA senior secured hedged inventory facility. In June 2012, we amended our senior secured hedged inventory facility which, among other things, increased the committed borrowing capacity from $850 million to $1.4 billion, of which $400 million (an increase from $250 million under the original facility) is available for the issuance of letters of credit. Subject to obtaining additional or increased lender commitments, the committed amount of the facility may be increased to $1.9 billion. The amendment also extended the maturity date of the facility by one year to August 2014 and provides for one or more one-year extensions, subject to applicable approval. Proceeds from the facility are being used to finance purchased or stored hedged inventory. Obligations under the committed facility are secured by the financed inventory and the associated accounts receivable and will be repaid from the proceeds of the sale of the financed inventory. Borrowings accrue interest based, at our election, on either the Eurocurrency Rate or the Base Rate, in each case plus a margin based on our credit rating at the applicable time. Amounts outstanding under this facility were approximately $665 million and $75 million at December 31, 2012 and December 31, 2011, respectively.

PNG senior unsecured credit agreement. In June 2012, PNG partially exercised the accordion feature of its original senior unsecured credit agreement and increased from $250 million to $350 million the aggregate amount of revolving credit facility commitments. Also in June 2012, PNG amended this credit agreement to, among other things, provide for the further increase of the committed amount to $550 million, subject to obtaining additional or increased lender commitments.  The amendment also provides for one or more one-year extensions of the revolving credit facility maturity date of August 2016 and the GO Bond mandatory put date of its two $100 million GO Bond term loans, as defined in such amendment, in each case subject to lender approvals. PNG’s revolving credit facility includes the ability to issue letters of credit. Borrowings under the revolving credit facility accrue interest, at PNG’s election, on either the Eurodollar Rate or the Base Rate, in each case plus an applicable margin. The GO Bond term loans accrue interest in accordance with the interest payable on the related GO Bonds purchased with respect thereto as provided in such GO Bonds and the GO Bonds Indenture pursuant to which such GO Bonds are issued and governed. Amounts outstanding under the credit agreement were approximately $382 million and $322 million at December 31, 2012 and December 31, 2011, respectively.

PAA senior unsecured revolving credit facility. In August 2011, we entered into an unsecured revolving credit agreement with a committed borrowing capacity of $1.6 billion (including a $600 million Canadian sub-facility) which contains an accordion feature that enables us to increase the committed capacity to $2.1 billion, subject to obtaining additional or increased lender commitments. The credit agreement provides for the issuance of letters of credit and has a maturity date in August 2016. Borrowings accrue interest based, at our election, on the Eurocurrency Rate, the Base Rate or the Canadian Prime Rate, in each case plus a margin based on our credit rating at the applicable time. This facility replaced a similar $1.6 billion senior unsecured revolving credit facility that was scheduled to mature in July 2012. Amounts outstanding under this facility were approximately $92 million and $32 million at December 31, 2012 and December 31, 2011, respectively.

Senior unsecured 364-day revolving credit agreement. In December 2011, we entered into a 364-day credit facility agreement with a borrowing capacity of $1.2 billion. Pursuant to its terms, we had the option to activate the facility at any time over a six-month period. In March 2012, we elected to terminate this credit agreement.

Senior Notes

Our senior notes are co-issued, jointly and severally, by Plains All American Pipeline, L.P. and a 100%-owned consolidated finance subsidiary (neither of which have independent assets or operations) and are unsecured senior obligations of such entities and rank equally in right of payment with existing and future senior indebtedness of the issuers. We may, at our option, redeem any series of senior notes at any time in whole or from time to time in part, prior to maturity, at the redemption prices described in the indentures governing the senior notes. In August 2011, as permitted under the indentures governing the senior notes, PAA released the guarantees of each subsidiary guarantor in conjunction with the refinancing of our credit facilities. As such, our senior notes are no longer guaranteed by any of our subsidiaries.

Senior Notes Issuances

In December 2012, we completed the sale and issuance of $400 million, 2.85% senior notes due January 31, 2023 and $350 million, 4.30% senior notes due January 31, 2043.  The senior notes were sold at 99.752% and 99.925% of face value, respectively.  Interest payments are due on January 31 and July 31 each year beginning on July 31, 2013.  We used the net proceeds from these offerings to repay outstanding borrowings under our credit facilities and for general partnership purposes.

In March 2012, we completed the sale and issuance of $750 million, 3.65% senior notes due June 1, 2022 and $500 million, 5.15% senior notes due June 1, 2042.  The senior notes were sold at 99.823% and 99.755% of face value, respectively.  Interest payments are due on June 1 and December 1 each year, which began on December 1, 2012.  We used the net proceeds from these offerings to fund a portion of the consideration for the BP NGL Acquisition and for general partnership purposes.

In January 2011, we completed the issuance of $600 million of 5.00% senior notes due February 1, 2021.  The senior notes were sold at 99.521% of face value.  Interest payments are due on February 1 and August 1 of each year, which began on August 1, 2011.  We used the net proceeds from this offering to reduce outstanding borrowings under our credit facilities and for general partnership purposes.

In July 2010, we completed the issuance of $400 million of 3.95% senior notes due September 15, 2015. The senior notes were sold at 99.889% of face value. Interest payments are due on March 15 and September 15 of each year, which began on September 15, 2010. We used the net proceeds from this offering to repay outstanding indebtedness under our credit facilities.

Senior Note Repayments and Redemptions

On September 4, 2012, we repaid our $500 million, 4.25% senior notes. We utilized cash on hand and available capacity under our credit facilities to repay these notes.

On February 7, 2011, our $200 million 7.75% senior notes due 2012 were redeemed in full.  In conjunction with the early redemption, we recognized a loss of approximately $23 million, recorded to “Other income/(expense), net” in our Consolidated Statement of Operations. We utilized cash on hand and available capacity under our credit facilities to redeem these notes.

On September 15, 2010, our $175 million, 6.25% senior notes due 2015 were redeemed in full.  In conjunction with the early redemption, we recognized a loss of approximately $6 million.  We utilized cash on hand and available capacity under our credit facilities to redeem these notes.

Maturities

The weighted average life of our long-term debt outstanding at December 31, 2012 was approximately 12 years and the aggregate maturities for the next five years and thereafter are as follows (in millions):

Calendar Year	Payment
2013 (1)	$—
2014	—
2015	550
2016	480
2017	400
Thereafter	4,900
Total (2)	$6,330

(1)                                     Our $250 million 5.63% senior notes will mature in December 2013 and thus are classified as short-term at December 31, 2012.

(2)                                     Excludes aggregate unamortized net discount of approximately $15 million and other long-term obligations of approximately $5 million.

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

The PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility treat a change of control as an event of default and also require us to maintain a debt-to-EBITDA coverage ratio that will not be greater than 5.00 to 1.00 or 5.50 to 1.00 on all outstanding debt during an acquisition period (generally, the period consisting of three fiscal quarters following an acquisition greater than $150 million).

For covenant compliance purposes, letters of credit and borrowings to fund hedged inventory and margin requirements are excluded when calculating the debt coverage ratio.

A default under our credit facilities would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with our credit agreements, our ability to make distributions of available cash is not restricted. As of December 31, 2012, we were in compliance with the covenants contained in our credit agreements and indentures.

PNG’s new credit agreement contains covenants and events of default provisions that are substantially consistent with those contained in PNG’s previous credit facility. This new agreement restricts, among other things, PNG’s ability to make distributions of available cash to unitholders if any default or event of default, as defined in the credit agreement, exists or would result therefrom. In addition, the credit agreement contains restrictive covenants, including those that restrict PNG’s ability to grant liens, incur additional indebtedness, engage in certain transactions with affiliates, engage in substantially unrelated businesses, sell substantially all of its assets or enter into a merger or consolidation, and enter into certain burdensome agreements. In addition, the credit agreement contains certain financial covenants which, among other things, require PNG to maintain a debt-to-EBITDA coverage ratio that will not be greater than 5.00 to 1.00 on outstanding debt (5.50 to 1.00 during an acquisition period) and also require that PNG maintain an EBITDA-to-interest coverage ratio that will not be less than 3.00 to 1.00, as such terms are defined in the credit agreement.

Letters of Credit

In connection with our crude oil supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil. These letters of credit are issued under our PAA senior unsecured revolving credit facility, the PAA senior secured hedged inventory facility and PNG’s senior unsecured revolving credit facility, and our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. At December 31, 2012 and 2011, we had outstanding letters of credit of approximately $24 million and $33 million, respectively.

Note 10—Partners’ Capital and Distributions

Units Outstanding

Partners’ capital at December 31, 2012 consists of 335,283,874 common units outstanding, representing a 98% effective aggregate ownership interest in the Partnership and its subsidiaries after giving effect to the 2% general partner interest.

Distributions

We distribute 100% of our available cash within 45 days after the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter, less reserves established by our general partner for future requirements.

General Partner Incentive Distributions. Our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. As a result of the two-for-one unit split that was effected on October 1, 2012, the partnership agreement was amended to adjust the quarterly incentive distribution provisions. Under the provisions of the amended partnership agreement, the general partner is entitled, without duplication, to 15% of amounts we distribute in excess of $0.2250 per unit, referred to as our MQD, 25% of the amounts we distribute in excess of $0.2475 per unit and 50% of amounts we distribute in excess of $0.3375 per unit (referred to as “incentive distributions”).

Per unit cash distributions on our outstanding units and the portion of the distributions representing an excess over the MQD were as follows:

	Year
	2012		2011		2010
		Excess		Excess		Excess
	Distribution (1)	over MQD	Distribution (1)	over MQD	Distribution (1)	over MQD
First Quarter	$0.5125	$0.2875	$0.4788	$0.2538	$0.4638	$0.2388
Second Quarter	$0.5225	$0.2975	$0.4850	$0.2600	$0.4675	$0.2425
Third Quarter	$0.5325	$0.3075	$0.4913	$0.2663	$0.4713	$0.2463
Fourth Quarter	$0.5425	$0.3175	$0.4975	$0.2725	$0.4750	$0.2500

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

In connection with the BP NGL Acquisition, our general partner agreed to reduce the amount of its incentive distributions by $3.75 million per quarter through February 2014 and $2.5 million per quarter thereafter. Through December 31, 2012 our general partner’s incentive distributions had been reduced by $11.25 million related to this acquisition. See Note 3 for further discussion of the BP NGL Acquisition.

Total cash distributions made were as follows (in millions, except per unit amounts):

	Distributions Paid				Distributions
	Common	General Partner			per limited
Year	Units	Incentive	2%	Total	partner unit (1)
2012	$684	$271	$14	$969	$2.11
2011	$575	$204	$12	$791	$1.95
2010	$512	$160	$10	$682	$1.88

(1)                                     Distributions per limited partner unit are presented as adjusted for the two-for-one unit split effected on October 1, 2012.

On January 7, 2013, we declared a cash distribution of $0.5625 per unit on our outstanding common units. The distribution was paid on February 14, 2013 to unitholders of record on February 1, 2013, for the period October 1, 2012 through December 31, 2012. The total distribution paid was approximately $274 million, with approximately $189 million paid to our common unitholders and $4 million and $81 million paid to our general partner for its general partner and incentive distribution interests, respectively.

Noncontrolling Interests in Subsidiaries

As of December 31, 2012, noncontrolling interests in our subsidiaries consisted of the following: (i) an approximate 36% interest in PNG and (ii) a 25% interest in SLC Pipeline.

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

(1)                                     See “PNG Transaction Grants” in Note 15.

In February 2012, PNG modified the terms of the first three tranches of the PNG Series B subordinated units held by PAA. The modification increases the quarterly distribution benchmark for Tranche 1, 2 and 3 from annualized levels of $1.44 per unit, $1.53 per unit and $1.63 per unit, respectively, to an annualized level of $1.71 per unit. The following table presents the operational and financial benchmarks, as modified, for conversion of the Series B subordinated units into Series A subordinated units for each tranche (units in millions):

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

PNG Common Unit Issuance

During February 2011, in connection with the Southern Pines Acquisition, PNG completed a private placement of approximately 17.4 million PNG common units to third-party purchasers for net proceeds of approximately $370 million. In addition, we purchased approximately 10.2 million PNG common units for approximately $230 million, including our proportionate general partner contribution of $12 million (collectively, “the PNG offering”). Also, during both May 2011 and May 2012, a portion of the PNG Transaction Grants vested and was settled with 58,672 PNG units, which were owned by us. See Note 15 for further detail. As a result of these transactions, our aggregate ownership interest in PNG decreased from approximately 77% to approximately 64%. The following table sets forth our ownership changes in the limited partner units of PNG from December 31, 2010 to December 31, 2012 (units in millions):

	December 31, 2010	February 2011 PNG Issuance	May 2011 and May 2012 Transaction Grants	December 31, 2012
PNG Units Owned by PAA:
Common Units	18.1	10.2	(0.1)	28.2
Series A Subordinated Units	11.9	—	—	11.9
Series B Subordinated Units	13.5	—	—	13.5
Total PNG Units Owned by PAA	43.5	10.2	(0.1)	53.6

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

Noncontrolling Interests Rollforward

The following table reflects the changes in the noncontrolling interests in partners’ capital (in millions):

	Year Ended December 31,
	2012	2011	2010
Beginning balance	$524	$231	$63
Sale of noncontrolling interests in a subsidiary	—	306	167
Net income attributable to noncontrolling interests	33	28	9
Distributions to noncontrolling interests	(48)	(40)	(10)
Equity compensation expense	4	3	3
Distribution equivalent right payments	(1)	—	—
Other comprehensive income/(loss):	—	—	—
Reclassification adjustments	(4)	—	—
Net deferred gain/(loss) on cash flow hedges	1	(4)	—
Other	—	—	(1)
Ending balance	$509	$524	$231

The following table sets forth the impact upon net income attributable to Plains giving effect to the changes in our ownership interest in PNG, which is recognized in partners’ capital (in millions):

	Year Ended December 31,
	2012	2011	2010
Net income attributable to Plains	$1,094	$966	$505
Transfers to the noncontrolling interests:
Increase in capital from sale of PNG units	—	64	101
Change from net income attributable to Plains and net transfers to the noncontrolling interest	$1,094	$1,030	$606

LTIP Vesting

In connection with the settlement of vested LTIP awards, we issued approximately 1.0 million common units, as adjusted for the two-for-one unit split, during 2012, which resulted in an increase to partners’ capital of approximately $34 million, including the general partner’s contribution.

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

Through December 31, 2012, we sold an aggregate of approximately 4.8 million common units, as adjusted for the two-for-one unit split, under this agreement, generating proceeds of approximately $222 million, including our general partner’s proportionate capital contribution, net of approximately $2 million of commissions to our sales agents. The net proceeds from sales were used for general partnership purposes.

Other Equity Offerings. During the three years ended December 31, 2012, we completed the following offerings of our common units, not associated with our Continuous Offering Programs, as shown in the table below (in millions, except unit and per unit data):

				General
		Gross	Proceeds	Partner		Net
Period	Units Issued (2)	Unit Price (2)	from Sale	Contribution	Costs	Proceeds
March 2012 (1)	11,500,000	$40.015	$460	$9	$(14)	$455
2012 Total	11,500,000		$460	$9	$(14)	$455

November 2011 (1)	12,000,000	$32.515	$390	$9	$(13)	$386
March 2011 (1)	15,870,000	$32.000	508	10	(15)	503
2011 Total	27,870,000		$898	$19	$(28)	$889

November 2010 (1)	9,560,000	$31.300	$299	$6	$(9)	$296
2010 Total	9,560,000		$299	$6	$(9)	$296

(1)                                     These offerings of common units were underwritten transactions that required us to pay a gross spread. The net proceeds from these offerings were used to reduce outstanding borrowings under our credit facilities and for general partnership purposes. The net proceeds from the March 2012 offering were also used to fund a portion of the BP NGL Acquisition.

(2)                                     Units issued and gross unit price are presented as adjusted for the two-for-one unit split effected on October 1, 2012.

Class B Units of Plains AAP, L.P.

In August 2007, the owners of Plains AAP, L.P. authorized the board of directors of Plains All American GP LLC to issue Class B units of Plains AAP, L.P. (“AAP LP Class B Units”). At December 31, 2012, approximately 182,125 AAP LP Class B Units were outstanding, of which 130,250 had been earned. A total of 17,875 AAP LP Class B Units are reserved for future issuances. See Note 15 for further discussion of the AAP LP Class B Units.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities.  We use derivatives to manage the associated risks and to optimize profits.  As of December 31, 2012, net derivative positions related to these activities included:

•                  An approximate 160,600 barrels per day net long position (total of 5.0 million barrels) associated with our crude oil purchases, which was unwound ratably during January 2013 to match monthly average pricing.

•                  A net short spread position averaging approximately 15,700 barrels per day (total of 7.6 million barrels), which hedges a portion of our anticipated crude oil lease gathering purchases through April 2014.  These derivatives are time spreads consisting of offsetting purchases and sales between two different months.  Our use of these derivatives does not expose us to outright price risk.

•                  Approximately 11,700 barrels per day on average (total of 4.2 million barrels) of WTS/WTI crude oil basis swaps through December 2013, which hedge anticipated sales of crude oil (WTI).  These derivatives are grade spreads between two different grades of crude oil.  Our use of these derivatives does not expose us to outright price risk.

•                  Approximately 2,700 barrels per day on average (total of 1.0 million barrels) of LLS/WTI crude oil basis swaps from January 2013 through December 2013, which hedge anticipated sales of crude oil.  These derivatives are grade spreads between two different grades of crude oil. Our use of these derivatives does not expose us to outright price risk.

•                  An average of 1,100 barrels per day (total of 0.5 million barrels) of butane/WTI spread positions, which hedge specific butane sales contracts that are based on a percentage of WTI through March 2014.

•                  A long swap position of approximately 4.2 Bcf through April 2016 related to anticipated base gas requirements.

•                  A short swap position of approximately 20.4 Bcf through December 2013 related to anticipated sales of natural gas.

•                  Approximately 800 barrels per day (total of 0.3 million barrels) of diesel swaps, which hedge anticipated purchases of diesel fuel through December 2013.

Storage Capacity Utilization — We own approximately 96 million barrels of crude oil, NGL and refined products storage capacity other than that used in our transportation operations. This storage may be leased to third parties or utilized in our own supply and logistics activities, including for the storage of inventory in a contango market. For capacity allocated to our supply and logistics operations, we have utilization risk if the market structure is backwardated. As of December 31, 2012, we used derivatives to manage the risk of not utilizing approximately 1.9 million barrels per month of storage capacity through 2013. These positions are a combination of calendar spread options and futures contracts. These positions involve no outright price exposure, but instead enable us to profitably use the capacity to store hedged crude oil.

Inventory Storage — From time to time, we elect to purchase and store crude oil, NGL and refined products inventory in conjunction with our supply and logistics activities. When we purchase and store inventory, we enter into physical sales contracts or use derivatives to mitigate price risk associated with the inventory. As of December 31, 2012, we had derivatives totaling approximately 12.0 million barrels hedging our inventory. These positions are a combination of futures, swaps and option contracts.

Pipeline Loss Allowance Oil — As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor that is intended to offset losses due to evaporation, measurement and other losses in transit.  We utilize derivative instruments to hedge a portion of the anticipated sales of the allowance oil that is to be collected under our tariffs.  As of December 31, 2012, our PLA hedges included (i) a net short position consisting of crude oil futures and swaps for an average of approximately 1,500 barrels per day (total of 1.7 million barrels) through December 2015, (ii) a long put option position of approximately 0.2 million barrels through December 2013 and (iii) a long call option position of approximately 0.6 million barrels through December 2015.

Natural Gas Processing/NGL Fractionation — As part of our supply and logistics activities, we purchase natural gas for processing and NGL mix for fractionation, and we sell the resulting individual specification products (including ethane, propane, butane and condensate).  In conjunction with these activities, we hedge the purchase of natural gas and the subsequent sale of the individual specification products.  As of December 31, 2012, we had a long natural gas position of approximately 16 Bcf through October 2014, a short propane position of approximately 2.8 million barrels through October 2014, a short butane position of approximately 0.8 million barrels through October 2014 and a short WTI position of approximately 0.3 million barrels through October 2014. In addition, we had a long power position of 0.8 million megawatt hours which hedges a portion of our power supply requirements at our natural gas processing and fractionation plants through December 2015.

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

Interest Rate Risk Hedging

We use interest rate derivatives to hedge interest rate risk associated with anticipated debt issuances and outstanding debt instruments.  The derivative instruments we use to manage this risk consist primarily of interest rate swaps and treasury locks.  As of December 31, 2012, AOCI includes deferred losses of approximately $143 million that relate to open and terminated interest rate derivatives that were designated for hedge accounting.  The terminated interest rate derivatives were cash-settled in connection with the issuance or refinancing of debt agreements.  The deferred loss related to these instruments is being amortized to interest expense over the terms of the hedged debt instruments.

We have entered into forward starting interest rate swaps to hedge the underlying benchmark interest rate related to forecasted debt issuances through 2015.  The following table summarizes the terms of our forward starting interest rate swaps as of December 31, 2012 (notional amounts in millions):

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

Concurrent with our December 2012 senior note issuance, we terminated six thirty-year forward starting swaps.  These swaps had an aggregate notional amount of $250 million and an average fixed rate of 4.24%.  We made a cash payment of approximately $89 million in connection with the termination of these swaps.

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

Currency Exchange Rate Risk Hedging

Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use foreign currency derivatives to minimize the risks of unfavorable changes in exchange rates.  These instruments include foreign currency exchange contracts and forwards.  As of December 31, 2012, AOCI includes net deferred gains of approximately $6 million that relate to foreign currency derivatives that were designated for hedge accounting.

As of December 31, 2012, our outstanding foreign currency derivatives include derivatives we use to (i) hedge CAD-denominated interest payments on CAD-denominated intercompany notes, (ii) hedge currency exchange risk associated with USD-denominated commodity purchases and sales in Canada and (iii) hedge currency exchange risk created by the use of USD-denominated commodity derivatives to hedge commodity price risk associated with CAD-denominated commodity purchases and sales.

The following table summarizes our open forward exchange contracts as of December 31, 2012 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2013	$9	$9	$1.00 to $1.00

Forward exchange contracts that exchange USD for CAD:
	2013	$345	$346	$1.00 to $1.00
	2014	2	2	$1.00 to $1.00
		$347	$348	$1.00 to $1.00

Net position by currency:
	2013	$336	$337
	2014	2	2
		$338	$339

Summary of Financial Impact

We record all open derivatives on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge accounting criteria are met.  For derivatives that qualify as cash flow hedges, changes in fair value of the effective portion of the hedges are deferred in AOCI and recognized in earnings in the periods during which the underlying physical transactions impact earnings.  For our interest rate swaps that qualify as fair value hedges, changes in the fair value of the derivatives are recognized in earnings each period.  Additionally, the change in fair value of the hedged item, attributable to the hedged risk, is recognized as a basis adjustment to the hedged item and is also recognized in earnings.  Derivatives that do not qualify for hedge accounting and the portion of cash flow hedges that are not highly effective in offsetting changes in cash flows of the hedged items are recognized in earnings each period.  Cash settlements associated with our derivative activities are reflected as cash flows from operating activities in our condensed Consolidated Statements of Cash Flows. A summary of the impact of our derivative activities recognized in earnings for the three years ended December 31, 2012 is as follows (in millions):

	Year Ended December 31, 2012
	Derivatives	Derivatives
	in Hedging	Not Designated
Location of gain/(loss)	Relationships (1)(2)(3)	as a Hedge (4)	Total
Commodity Derivatives

Supply and Logistics segment revenues	$12	$60	$72

Facilities segment revenues	2	1	3

Purchases and related costs	45	1	46

Field operating costs	—	1	1

Interest Rate Derivatives

Interest expense	(3)	—	(3)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	(1)	(1)

Other income/(expense), net	6	—	6

Total Gain/(Loss) on Derivatives Recognized in Net Income	$62	$62	$124

	Year Ended December 31, 2011
	Derivatives	Derivatives
	in Hedging	Not Designated
Location of gain/(loss)	Relationships (1)(2)(3)	as a Hedge (4)	Total
Commodity Derivatives

Supply and Logistics segment revenues	$(161)	$99	$(62)

Facilities segment revenues	11	—	11

Purchases and related costs	6	—	6

Field operating costs	—	1	1

Interest Rate Derivatives

Interest expense	1	—	1

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	1	1

Other income/(expense), net	6	—	6

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(137)	$101	$(36)

	Year Ended December 31, 2010
	Derivatives	Derivatives
	in Hedging	Not Designated
Location of gain/(loss)	Relationships (1)(2)(3)	as a Hedge (4)	Total
Commodity Derivatives

Supply and Logistics segment revenues	$14	$2	$16

Transportation segment revenues	2	—	2

Purchases and related costs	8	(12)	(4)

Field operating costs	—	3	3

Interest Rate Derivatives

Interest expense	1	2	3

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	2	2

Purchases and related costs	—	2	2

Other income/(expense), net	—	(1)	(1)

Total Gain/(Loss) on Derivatives Recognized in Net Income	$25	$(2)	$23

(1)                                     Amounts represent derivative gains and losses that were reclassified from AOCI to earnings during the period to coincide with the earnings impact of the hedged transaction.

(2)                                     Amounts include losses of approximately $2 million, $8 million and $1 million for the years ended December 31, 2012, 2011 and 2010, respectively. These amounts represent the ineffective portion of our commodity and interest rate derivatives that are designated as cash flow hedges.

(3)                                     Interest expense includes net gains of approximately $2 million, $2 million and $1 million for the years ended December 31, 2012, 2011 and 2010, respectively, associated with interest rate swaps designated as a fair value hedge. These swaps terminated during September 2012.

(4)                                     Includes realized and unrealized gains or losses for derivatives not designated for hedge accounting during the period.

The following table summarizes the derivative assets and liabilities on our Consolidated Balance Sheet on a gross basis as of December 31, 2012 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$45	Other current assets	$(23)
	Other long-term assets	11	Other long-term assets	(1)
Interest rate derivatives			Other long-term liabilities	(38)

Total derivatives designated as hedging instruments		$56		$(62)
Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$128	Other current assets	$(115)
	Other long-term assets	1	Other long-term assets	(3)
	Other current liabilities	4	Other current liabilities	(7)
	Other long-term liabilities	2	Other long-term liabilities	(2)
Total derivatives not designated as hedging instruments		$135		$(127)

Total derivatives		$191		$(189)

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

As of December 31, 2012, there was a net loss of approximately $120 million deferred in AOCI including tax effects.  The total amount of deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transaction, (ii) interest expense accruals associated with underlying debt instruments or (iii) the recognition of a foreign currency gain or loss upon the remeasurement of certain CAD-denominated intercompany balances.  Of the total net loss deferred in AOCI at December 31, 2012, we expect to reclassify a net gain of approximately $17 million to earnings in the next twelve months.  Of the remaining deferred loss in AOCI, a net loss of approximately $2 million is expected to be reclassified to earnings prior to 2015 with the remaining deferred loss of approximately $135 million being reclassified to earnings through 2045. A portion of these amounts are based on market prices at the current period end, thus actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

During the year ended December 31, 2012, all of our hedged transactions were deemed probable of occurring. During the year ended December 31, 2011, we reclassified a gain of approximately $1 million from AOCI to Facilities segment revenues and a gain of approximately $1 million from AOCI to other expense, net as a result of anticipated hedged transactions that were no longer considered probable of occurring.  The net deferred gain/(loss), including tax effects, recognized in AOCI for derivatives during the years ended December 31, 2012, 2011and 2010 are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Commodity derivatives, net	$56	$(18)	$(79)
Foreign currency derivatives, net	—	—	(2)
Interest rate derivatives, net	(12)	(136)	8
Total	$44	$(154)	$(73)

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin.  As of December 31, 2012, we had a net broker receivable of approximately $41 million (consisting of initial margin of $69 million reduced by $28 million of variation margin that had been returned to us).  As of December 31, 2011, we had a net broker payable of approximately $7 million (consisting of initial margin of $52 million reduced by $59 million of variation margin that had been returned to us).  At December 31, 2012 and December 31, 2011, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.  We do not require our derivative counterparties to post collateral with us.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of December 31, 2012 and December 31, 2011 (in millions):

	Fair Value as of December 31, 2012				Fair Value as of December 31, 2011
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$1	$35	$4	$40	$80	$1	$12	$93
Interest rate derivatives	—	(38)	—	(38)	—	(137)	—	(137)
Foreign currency derivatives	—	—	—	—	—	1	—	1
Total	$1	$(3)	$4	$2	$80	$(135)	$12	$(43)

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

Rollforward of Level 3 Net Assets

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as level 3 (in millions):

	Year Ended December 31,
	2012	2011
Beginning Balance	$12	$(14)
Unrealized gains/(losses):
Included in earnings (1)	(3)	17
Included in other comprehensive income	3	2
Settlements	(22)	21
Derivatives entered into during the period	23	3
Transfers out of level 3	(9)	(17)
Ending Balance	$4	$12

Change in unrealized gains/(losses) included in earnings relating to level 3 derivatives still held at the end of the periods	$24	$22

(1)                  We reported unrealized gains and losses associated with level 3 commodity derivatives in our condensed consolidated statements of operations as Supply and Logistics segment revenues.

During the third quarter of 2012, we transferred commodity derivatives with an aggregate fair value of a $14 million gain from level 3 to level 2.  These derivatives consist of over the counter derivatives that were previously valued using forward prices obtained from a broker and are now being valued using unadjusted quoted prices in active markets.  Our policy is to recognize transfers between levels as of the beginning of the reporting period in which the transfer occurred.

During the second quarter of 2012, we transferred commodity derivatives with an aggregate fair value of a $5 million loss from level 3 to level 2.  These derivatives consist of NGL derivatives that are cleared through the CME Clearport platform.  This transfer resulted from additional analysis regarding the CME’s pricing methodology.

During the first quarter of 2011, we transferred interest rate and commodity derivatives with an aggregate fair value of a $17 million gain from level 3 to level 2. This transfer resulted from the implementation of additional valuation procedures, using market observable inputs, to validate the broker or dealer price quotations used for fair value measurement.

We believe that a proper analysis of our level 3 gains or losses must incorporate the understanding that these items are generally used to hedge our commodity price risk, interest rate risk and foreign currency exchange risk and will therefore be offset by gains or losses on the underlying transactions.

Note 12—Income Taxes

We estimate (i) income taxes in the jurisdictions in which we operate, (ii) net deferred tax assets and liabilities based on temporary differences that are expected to be recovered or settled at the enacted tax rates expected in future periods, (iii) valuation allowances for deferred tax assets and (iv) contingent tax liabilities for estimated exposures related to our current tax positions.

Pursuant to FASB guidance related to accounting for uncertainty in income taxes, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position and also the past administrative practices and precedents of the taxing authority. As of December 31, 2012 and 2011, we had not recognized any material amounts in connection with uncertainty in income taxes.

U.S. Federal and State Taxes

As an MLP, we are not subject to U.S. federal income taxes; rather the tax effect of our operations is passed through to our unitholders. Although we are subject to state income taxes in some states, the impact to the years ended December 31, 2012, 2011, and 2010 was immaterial.

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

Tax Components

Components of income tax expense are as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Current tax (benefit)/expense:
State income tax	$2	$2	$1
Canadian federal and provincial income tax	51	36	(2)
Total current tax (benefit)/ expense	$53	$38	$(1)

Deferred tax (benefit)/expense:
State income tax	$—	$(2)	$1
Canadian federal and provincial income tax	1	9	(1)
Total deferred tax expense	$1	$7	$—
Total income tax (benefit)/expense	$54	$45	$(1)

The difference between tax expense based on the statutory federal income tax rate and our effective tax expense is summarized as follows (in millions):

	Year Ended December 31,
	2012	2011	2010
Income before tax	$1,181	$1,039	$513
Partnership earnings not subject to current Canadian tax	(1,046)	(909)	(509)
	$135	$130	$4
Canadian federal and provincial corporate tax rate	25%	27%	28%
Income tax at statutory rate	$34	$35	$1

Current tax (benefit)/expense:
Canadian withholding tax	$18	$12	$—
Canadian period tax adjustments resulting from tax rate changes and tax return filings	(3)	(9)	—
Canadian permanent differences between book and tax	2	(2)	(3)
State income tax	2	2	1
Current income tax (benefit)/expense	$53	$38	$(1)

Deferred tax expense:
State deferred income tax (benefit)/expense	$—	$(2)	$1
Canadian deferred tax (benefit)/expense as a result of book versus tax differences	1	9	(1)
Deferred income tax expense	$1	$7	$—
Total income tax (benefit)/expense	$54	$45	$(1)

Deferred tax assets and liabilities, which are included net in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheet, result from the following (in millions):

	December 31,
	2012	2011
Deferred tax assets:
Book accruals in excess of current tax deductions	$28	$18
Total deferred tax assets	28	18

Deferred tax liabilities:
Property and equipment in excess of tax values	(397)	(147)
Total deferred tax liabilities	(397)	(147)
Net deferred tax liabilities	$(369)	$(129)

The BP NGL Acquisition in 2012 increased net deferred tax liabilities by approximately $236 million. See Note 3 for additional discussion of this acquisition. Generally, tax returns for our Canadian entities are open to audit from 2008 through 2012.  Our U.S. and state tax years are generally open to examination from 2009 to 2012.

Note 13—Major Customers and Concentration of Credit Risk

Marathon Petroleum Corporation and its affiliates accounted for approximately 16%, 16% and 14% of our revenues for each of the three years ended December 31, 2012, 2011 and 2010, respectively. ConocoPhillips Company (prior to the spin-off of Phillips 66, which was effective May 1, 2012) accounted for 10% of our revenues for each of the years ended December 31, 2011 and 2010. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2012. The majority of revenues from these customers pertain to our supply and logistics operations. The sales to these customers occur at multiple locations and we believe that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that we would not be able to identify and access a replacement market at comparable margins.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of trade receivables. Our accounts receivable are primarily from purchasers and shippers of crude oil and, to a lesser extent, purchasers of NGL and natural gas storage. This industry concentration has the potential to impact our overall exposure to credit risk in that the customers may be similarly affected by changes in economic, industry or other conditions. We review credit exposure and financial information of our counterparties and generally require letters of credit for receivables from customers that are not considered creditworthy, unless the credit risk can otherwise be reduced. See Note 2 for additional discussion of our accounts receivable and our review of credit exposure.

Note 14—Related Party Transactions

Reimbursement of Expenses of Our General Partner and its Affiliates

We do not pay our general partner a management fee, but we do reimburse our general partner for all direct and indirect costs of services provided to us or incurred on our behalf, including the costs of employee, officer and director compensation and benefits allocable to us as well as all other expenses necessary or appropriate to the conduct of our business (other than expenses related to grants of AAP LP Class B Units). We record these costs on the accrual basis in the period in which our general partner incurs them. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Total costs reimbursed by us to our general partner for the years ended December 31, 2012, 2011 and 2010 were $535 million, $419 million and $374 million, respectively.

Vulcan Energy Corporation

In December 2010, Vulcan Energy Corporation sold its 50.1% ownership interest in our general partner. Substantially all of the interest sold was acquired by existing owners of our general partner or their affiliates.

Occidental Petroleum Corporation

As of December 31, 2012, a subsidiary of Occidental Petroleum Corporation (“Oxy”) owned approximately 35% of our general partner interest and had a representative on the board of directors of Plains All American GP LLC. During the three years ended December 31, 2012, we recognized sales and transportation revenues and purchased petroleum products from companies affiliated with Oxy. These transactions were conducted at posted tariff rates or prices that we believe approximate market. See detail below (in millions):

	Year Ended December 31,
	2012	2011	2010
Revenues	$1,636	$2,568	$2,189

Purchases and related costs	$557	$361	$221

We currently have a netting arrangement with Oxy. Our gross receivable and payable amounts with affiliates of Oxy were as follows (in millions):

	December 31,
	2012	2011
Trade accounts receivable and other receivables	$231	$132

Accounts payable	$129	$155

Other

We also have transactions with companies in which we hold an investment accounted for under the equity method of accounting (see Note 2 for information related to these investments). We recorded revenues of approximately $18 million during the year ended December 31, 2012, primarily associated with sales of crude oil to Eagle Ford Pipeline LLC for its linefill requirements.  These sales did not result in any gain for us. Revenues from transactions with our equity method investees in 2011 and 2010 were immaterial. During the three years ended December 31, 2012, we utilized transportation services provided by these companies. Costs related to these services totaled approximately $42 million, $33 million and $36 million for the years ended December 31, 2012, 2011 and 2010, respectively. These transactions were conducted at posted tariff rates or contracted rates or prices that we believe approximate market. Receivables from our equity method investees totaled approximately $8 million and $10 million at December 31, 2012 and 2011, respectively. Accounts payable at December 31, 2012 and 2011 were approximately $4 million and $5 million, respectively.

Note 15—Equity Compensation Plans

PAA Two-for-One Unit Split

A two-for-one split of PAA’s common units was effected on October 1, 2012. In conjunction with the split, the number of units available for issuance under each of PAA’s LTIP Plans was doubled and for all outstanding unit-denominated LTIP awards, the number of unvested units and DERs (if applicable) was doubled, and the vesting requirements for such outstanding LTIP grants and related DERs, as well as awards associated with Class B units of Plains AAP, L.P. (“AAP LP Class B Units”), that are based on achievement of a specified distribution level were reduced by 50%. The remaining terms and conditions of the outstanding LTIP awards were not impacted. All LTIP information for PAA is presented as adjusted for the unit split.

PAA Long-Term Incentive Plan Awards

Our general partner has adopted the Plains All American GP LLC 1998 Long-Term Incentive Plan (the “1998 Plan”), the 2005 Long-Term Incentive Plan (the “2005 Plan”) and the PPX Successor Long-Term Incentive Plan (the “PPX Successor Plan”) for employees and directors, as well as the Plains All American GP LLC 2006 Long-Term Incentive Tracking Unit Plan (the “2006 Plan”) for non-officer employees. The 1998 Plan, 2005 Plan and PPX Successor Plan authorize the issuance of an aggregate of 10.8 million common units deliverable upon vesting. Although other types of awards are contemplated under the plans, currently outstanding awards are limited to “phantom units,” which mature into the right to receive common units of PAA (or cash equivalent) upon vesting. Some awards also include distribution equivalent rights (“DERs”). Subject to applicable vesting criteria, a DER entitles the grantee to a cash payment equal to the cash distribution paid on an outstanding common unit. The 2006 Plan authorizes the grant of approximately 4.2 million “tracking units” which, upon vesting, represent the right to receive a cash payment in an amount based upon the market value of a common unit at the time of vesting. Our general partner is entitled to reimbursement by us for any costs incurred in settling obligations under the plans.

At December 31, 2012, the following LTIP awards, denominated in PAA Units, were outstanding (units in millions):

	PAA
LTIP Units	Distribution	Estimated Unit Vesting Date
Outstanding (1) (2)	Required (3)	2013	2014	2015	2016	Thereafter
6.0	$1.925 - $2.40	1.9	1.7	2.0	0.3	0.1

(1)                                     Approximately 2.9 million of the 6.0 million outstanding PAA LTIP awards also include DERs, of which 2.7 million had vested as of December 31, 2012.

(2)                                     LTIP units outstanding do not include AAP LP Class B Units described below.

(3)                                     These LTIP awards have performance conditions requiring the attainment of an annualized PAA distribution of between $1.925 and $2.40 and vest upon the later of a certain date or the attainment of such levels. If the performance conditions are not attained while the grantee remains employed by us, or the grantee does not meet employment requirements, these awards will be forfeited. For purposes of this disclosure, vesting dates are based on an estimate of future distribution levels and assume that all grantees remain employed by us through the vesting date.

Class B Units of Plains AAP, L.P.

In August 2007, the owners of Plains AAP, L.P. authorized the issuance of up to 200,000 AAP LP Class B Units.  AAP LP Class B Units become earned in various increments upon the achievement of PAA distribution levels of between $1.75 and $2.40 (or in some cases, within 180 days thereof). When earned, the AAP LP Class B Unit awards are entitled to participate in distributions paid by Plains AAP, L.P. in excess of $11 million (as adjusted for debt service costs and excluding special distributions funded by debt) per quarter. Assuming all 200,000 AAP LP Class B Units were granted and earned, the maximum participation would be 8% of Plains AAP, L.P.’s distribution in excess of $11 million (as adjusted) each quarter.  The following table contains a summary of AAP LP Class B Unit awards:

	Reserved for Future Grants	Outstanding	Outstanding Units Earned	Grant Date Fair Value Of Outstanding Class B Units (1)
				(in millions)
Balance as of December 31, 2011	16,500	183,500	80,063	$44
Forfeitures	1,375	(1,375)	—	—
Earned	N/A	N/A	50,187	N/A
Balance as of December 31, 2012	17,875	182,125	130,250	$44

(1)                                        Of the grant date fair value, approximately $6 million and $9 million was recognized as expense during the years ended December 31, 2012 and 2011, respectively.

Although the entire economic burden of the AAP LP Class B Units, which are equity classified, is borne solely by Plains AAP, L.P. and does not impact our cash or units outstanding, the intent of the AAP LP Class B Units is to provide a performance incentive and encourage retention for certain members of our senior management. Therefore, we recognize the grant date fair value of the AAP LP Class B Units as compensation expense over the service period. The expense is also reflected as a capital contribution and thus, results in a corresponding credit to partners’ capital on our Consolidated Financial Statements.

PNG Long-Term Incentive Plan Awards

During April 2010, PNG’s general partner adopted the PAA Natural Gas Storage, L.P. 2010 Long Term Incentive Plan (the “PNG Plan”) for employees, directors and consultants.  The PNG Plan limits the number of PNG common units that may be delivered pursuant to awards under the plan to 3.0 million units.  Although other types of awards are contemplated under the plan, currently outstanding awards are limited to phantom units, which mature into the right to receive common units of PNG (or cash equivalent) upon vesting. Some awards also include DERs.

At December 31, 2012, the following LTIP awards, denominated in PNG Units, were outstanding (units in millions):

LTIP Units Outstanding		PNG Distribution Required
			Estimated Unit Vesting Date
			2013	2014	2015	2016	Thereafter
0.4	(1)	$1.35 - $1.55	0.1	0.1	—	0.2	—
0.2	(2)	Other	—	0.2	—		—
0.6	(3) (4)		0.1	0.3	—	0.2	—

(1)                                     These LTIP awards have performance conditions requiring the attainment of an annualized PNG distribution of between $1.35 and $1.55 and vest upon attainment of such levels. For purposes of this disclosure, vesting dates are based on an estimate of future distribution levels and assume that all grantees remain employed by us through the vesting date.

(2)                                     These LTIP awards have performance conditions requiring the conversion of PNG’s Series A subordinated units (see Note 10). For purposes of this disclosure, vesting dates are based on an estimate of future distribution levels and assume that all grantees remain employed by us through the vesting date.

(3)                                     Approximately 0.5 million of the 0.6 million outstanding PNG LTIP awards also include DERs, of which approximately 0.2 million had vested as of December 31, 2012.

(4)                                     LTIP units outstanding do not include the PNG Transaction Grants or PNGS GP LLC Class B Units described below.

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

PNG Transaction Grants

During September 2010, we entered into agreements with certain of our officers, pursuant to which these officers acquired an aggregate of 375,000 phantom common units, phantom Series A subordinated units, and phantom Series B subordinated units representing a portion of the limited partner interests of PNG issued to us in the PNG IPO. The awards, referred to herein as “PNG Transaction Grants,” will vest upon the completion of the service period and certain performance conditions, including the conversion of PNG’s Series A subordinated units into common units of PNG and the conversion of PNG’s Series B subordinated units into Series A subordinated units of PNG.  Upon vesting, these awards will be settled with outstanding common or Series A subordinated units of PNG currently owned by us, resulting in a dilution of our interest in PNG.  As of December 31, 2012, 125,000 PNG Transaction Grants had vested in common units.

Class B Units of PNGS GP LLC

During July 2010, the Board of Directors of PNG’s general partner authorized the issuance of 165,000 Class B units of PNGS GP LLC (“PNGS GP LLC Class B Units”). As of December 31, 2012, 74,250 units were outstanding, and the remaining 90,750 units are reserved for future grants. The PNGS GP LLC Class B Units earn the right to participate in distributions (i.e. become “earned”) in 25% increments 180 days following annualized PNG distribution levels of $2.00, $2.30, $2.50 and $2.70.  In addition, 50% of the applicable earned units vest immediately upon becoming earned units and the remaining 50% vest on the fifth anniversary of the date of grant. If PNGS GP LLC Class B Units become earned units after the fifth anniversary of the date of grant, 100% of such units will vest immediately upon becoming earned units.  When earned, the PNGS GP LLC Class B Units participate in quarterly distributions paid to PNG’s general partner to the extent such distributions exceed $2.5 million per quarter.  Assuming all 165,000 PNGS GP LLC Class B Units were granted and earned, the maximum participation rate would be 6% of PNG’s quarterly general partner distribution in excess of $2.5 million. As the PNG distribution levels required for vesting are not currently considered to be probable of occurring, no expense was recognized for the PNGS GP LLC Class B Units during the years ended December 31, 2012 or 2011.

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

Our accrued liability at December 31, 2012 related to all outstanding liability-classified LTIP awards and DERs is approximately $90 million, of which approximately $44 million was classified as short-term and approximately $46 million was classified as long-term. These short- and long-term accrued LTIP liabilities are reflected in “Accounts payable and accrued liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Consolidated Balance Sheet. These liabilities include accruals associated with our assessments that the following performance conditions are probable of occurring: (i) an annualized PAA distribution of $2.45, (ii) an annualized PNG distribution of $1.45 and (iii) the conversion of PNG’s Series A subordinated units. At December 31, 2011, the accrued liability was approximately $138 million, which includes accruals associated with our assessments that the following performance conditions were probable of occurring: (i) an annualized PAA distribution of $2.175, (ii) an annualized PNG distribution of $1.45 and (iii) the conversion of PNG’s Series A subordinated units and the first tranche of PNG’s Series B subordinated units.  In February 2012, the performance conditions related to PNG’s Series B subordinated units were modified. See “PNG LTIP Modification” above for further discussion.

Our equity compensation activity for LTIP awards denominated in PAA and PNG Units is summarized in the following table (units in millions):

	PAA Units (1) (2)		PNG Units (3) (4) (5) (6)
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Units	Fair Value per Unit	Units	Fair Value per Unit
Outstanding, December 31, 2009	7.8	$18.20	—	$—
Granted	4.0	$22.83	1.1	$20.49
Vested	(2.2)	$16.10	—	$—
Cancelled or forfeited	(0.8)	$17.81	(0.1)	$19.22
Outstanding, December 31, 2010	8.8	$20.85	1.0	$20.55
Granted	1.0	$27.53	—	$—
Vested	(1.4)	$20.34	(0.1)	$23.62
Cancelled or forfeited	(0.4)	$20.99	(0.1)	$19.20
Outstanding, December 31, 2011	8.0	$21.77	0.8	$20.55
Granted	1.5	$33.90	0.1	$15.33
Vested	(3.2)	$19.82	—	$23.64
Cancelled or forfeited	(0.3)	$29.36	—	$—
Outstanding, December 31, 2012	6.0	$25.55	0.9	$17.49

(1)                                     Amounts do not include AAP LP Class B Units.

(2)                                     PAA Units are presented as adjusted for the two-for-one unit split effected on October 1, 2012.

(3)                                     Amounts do not include PNGS GP LLC Class B Units.

(4)                                     Amounts include PNG Transaction Grants.

(5)                                     Weighted average grant date fair value per unit for PNG Units outstanding at December 31, 2012 is impacted by the modification of PNG awards during the first quarter of 2012 as discussed above.

(6)                                     Less than 0.1 million PNG Units vested during the twelve months ended December 31, 2012.

We refer to our LTIP Plans, PNG Transaction Grants, AAP LP Class B Units and PNGS GP LLC Class B Units collectively as “Equity compensation plans.” The table below summarizes the expense recognized and the value of vesting (settled both in units and cash) related to our equity compensation plans (in millions):

	2012	2011	2010
Equity compensation expense (1)	$101	$110	$98
LTIP unit-settled vestings (2)	$62	$24	$26
LTIP cash-settled vestings	$66	$19	$36
DER cash payments	$7	$4	$4

(1)                                        Includes expense associated with equity and liability classified awards.

(2)                                        For the years ended December 31, 2012 and 2011, approximately $1 million and $2 million, respectively, relates to unit vestings which were settled with PNG common units.

Approximately 1.0 million, 0.4 million, and 0.6 million PAA common units were issued net of tax withholding of approximately 0.5 million, 0.2 million and 0.4 million units, in 2012, 2011, and 2010 respectively, in connection with the settlement of vested awards. The remaining 1.7 million, 0.8 million and 1.2 million of awards that vested during 2012, 2011 and 2010 respectively, were settled in cash. Based on the December 31, 2012 fair value measurement and probability assessment regarding future distributions, we expect to recognize approximately $88 million of additional expense over the life of our outstanding awards related to the remaining unrecognized fair value. Actual amounts may differ materially as a result of a change in the market price of our units and/or probability assessments regarding future distributions. We estimate that the remaining fair value will be recognized in expense as shown below (in millions):

Equity Compensation
Plan Fair Value
Year	Amortization (1) (2)
2013	$49
2014	26
2015	10
2016	3
2017	—
Total	$88

(1)                                     Amounts do not include fair value associated with awards containing performance conditions that are not considered to be probable of occurring at December 31, 2012.

(2)                                     Includes unamortized fair value associated with AAP LP Class B Units, PNGS GP LLC Class B Units and PNG Transaction Grants.

Note 16—Commitments and Contingencies

Commitments

Expenditures related to leases for 2012, 2011 and 2010 were approximately $102 million, $60 million and $52 million, respectively. We have commitments, some of which are leases, related to real property, equipment and operating facilities. We also incur costs associated with leased land, rights-of-way, permits and regulatory fees. Future non-cancelable commitments related to these items at December 31, 2012, are summarized below (in millions):

	2013	2014	2015	2016	2017	Thereafter	Total
Leases (1)	$113	$110	$101	$88	$61	$343	$816
Other commitments (2)	31	21	18	15	14	37	136
Total	$144	$131	$119	$103	$75	$380	$952

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

Pemex Exploración y Producción v. Big Star Gathering Ltd L.L.P. et al. In two cases filed in the Texas Southern District Court in May 2011 and April 2012, Pemex Exploración y Producción (“PEP”) alleges that certain parties stole condensate from pipelines and gathering stations and conspired with U.S. companies (primarily in Texas) to import and market the stolen condensate.  PEP does not allege that Plains was part of any conspiracy, but that it dealt in the condensate only after it had been obtained by others and resold to Plains Marketing, L.P.  PEP seeks actual damages, attorney’s fees, and statutory penalties from Plains Marketing, L.P.  At a hearing held on October 20, 2011, the Court ruled that Texas law (not Mexican law) governs the actions.  In February 2013, the Court granted Plains Marketing, L.P.’s motion to be dismissed from the April 2012 lawsuit and Plains Marketing, L.P. filed a motion for summary judgment in the May 2011 lawsuit.

Environmental

General

We record environmental liabilities when environmental assessments and/or remedial efforts are probable and the amounts can be reasonably estimated. Generally, our recording of these accruals coincides with our completion of a feasibility study or our commitment to a formal plan of action. We do not discount our environmental remediation liabilities to present value. We also record environmental liabilities assumed in business combinations based on the estimated fair value of the environmental obligations caused by past operations of the acquired company. We record receivables for amounts recoverable from insurance or from third parties under indemnification agreements in the period that we determine the costs are probable of recovery.

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with our capitalization policy for property and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future profitability are expensed.

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

At December 31, 2012, our estimated undiscounted reserve for environmental liabilities, including the reserve related to our Rangeland Pipeline release as discussed further below, totaled approximately $96 million, of which approximately $13 million was classified as short-term and approximately $83 million was classified as long-term. At December 31, 2011, our estimated undiscounted reserve for environmental liabilities totaled approximately $74 million, of which approximately $12 million was classified as short-term and $62 million was classified as long-term. The short- and long-term environmental liabilities referenced above are reflected in “Accounts payable and accrued liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Consolidated Balance Sheet. At December 31, 2012 and December 31, 2011, we had recorded receivables totaling approximately $42 million and $47 million, respectively, for amounts probable of recovery under insurance and from third parties under indemnification agreements, which are predominantly reflected in “Trade accounts receivable and other receivables, net” on our Consolidated Balance Sheet.

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

Rangeland Pipeline Release

On June 7, 2012, we experienced a crude oil release on a section of our Rangeland Pipeline located near Sundre, Alberta, Canada.  Approximately 3,000 barrels were released into the Red Deer River and were contained downstream in the Gleniffer Reservoir. The pipeline, while pressurized, was shut in at the time of the incident. Clean-up and remediation activities were conducted in cooperation with the applicable regulatory agencies.  Remediation activities in the reservoir area were completed by June 30, 2012, remediation of the remaining impacted areas was completed by September 30, 2012 and interim closure was received from the applicable regulatory agencies.  Ongoing monitoring will continue into 2013, and a long-term monitoring plan, if required, will be developed and implemented in accordance with regulatory requirements.

We estimate that the aggregate total clean-up and remediation costs, before insurance recoveries, will be approximately $51 million.  This estimate considers our prior experience in environmental investigation and remediation matters, as well as available data from, and in consultation with, our environmental specialists.  Although actual remediation costs may be more than amounts accrued, we believe we have established adequate reserves for all probable and reasonably estimable costs. We have accrued the total estimated costs to “Field operating costs” in our Consolidated Statement of Operations.

As of December 31, 2012, we had a remaining undiscounted gross environmental remediation liability related to this release of approximately $7 million, substantially all of which is presented as a current liability in “Accounts payable and accrued liabilities” on our Consolidated Balance Sheet. We maintain insurance coverage, which is subject to certain exclusions and deductibles, to protect us against such environmental liabilities. This coverage is adequate to cover the total remediation costs net of our deductible. As of December 31, 2012, we had a receivable of approximately $36 million for the portion of this liability that we believe is probable of recovery from insurance, net of deductibles. This receivable has been recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Consolidated Balance Sheet with the offset reducing “Field operating costs” in our Consolidated Statement of Operations.

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

In conjunction with our acquisitions, we typically make an assessment of potential environmental exposure and determine whether to negotiate an indemnity, what the terms of any indemnity should be and whether to obtain environmental risk insurance, if available. These contractual indemnifications typically are subject to specific monetary requirements that must be satisfied before indemnification will apply, and have term and total dollar limits. For instance, in connection with the purchase of former TNM pipeline assets from Link in 2004, we identified a number of environmental liabilities for which we received a purchase price reduction from Link and recorded a total environmental reserve of $20 million, of which we agreed in an arrangement with TNM to bear the first $11 million in costs of pre-May 1999 environmental issues. TNM also agreed to pay all costs in excess of $20 million (excluding certain deductibles). TNM’s obligations are guaranteed by SOP. As of December 31, 2012, we had incurred approximately $24 million of remediation costs associated with these sites, while SOP’s share has been approximately $13 million.

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

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. We believe we are adequately insured for public liability and property damage with respect to our operations. In the future, we may not be able to maintain insurance at levels that we consider adequate for rates we consider reasonable. As a result, we may elect to self-insure or utilize higher deductibles in certain insurance programs. For example, the market for hurricane- or windstorm-related property damage coverage has remained difficult the last few years. The amount of coverage available has been limited, costs have increased substantially and deductibles have increased as well.

In 2011, we elected not to renew our hurricane insurance, and, instead, to self-insure this risk. Our assessment of the current availability of coverage and associated rates has led us to the decision to continue to self-insure. This decision does not affect our third-party liability insurance, which still covers hurricane-related liability claims which we have renewed at our historic coverage levels. In addition, although we believe that we have established adequate reserves to the extent such risks are not insured, costs incurred in excess of these reserves may be higher and may potentially have a material adverse effect on our financial conditions, results of operations or cash flows.

Note 17—Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total (1)
	(in millions, except per unit data)
2012
Revenues	$9,218	$9,786	$9,354	$9,439	$37,797
Gross margin (2)	$407	$551	$328	$480	$1,767
Operating income	$313	$462	$247	$402	$1,425
Net income	$237	$386	$173	$330	$1,127
Net income attributable to Plains	$230	$378	$165	$320	$1,094
Basic net income per limited partner unit	$0.52	$0.93	$0.27	$0.70	$2.41
Diluted net income per limited partner unit	$0.51	$0.93	$0.27	$0.69	$2.40
Cash distributions per common unit (3)	$0.5125	$0.5225	$0.5325	$0.5425	$2.1100

2011
Revenues	$7,694	$8,859	$8,837	$8,884	$34,275
Gross margin (2)	$355	$371	$413	$453	$1,592
Operating income	$285	$298	$357	$359	$1,298
Net income	$185	$233	$288	$288	$994
Net income attributable to Plains	$182	$225	$281	$278	$966
Basic net income per limited partner unit	$0.45	$0.57	$0.74	$0.69	$2.46
Diluted net income per limited partner unit	$0.45	$0.57	$0.74	$0.68	$2.44
Cash distributions per common unit (3)	$0.4788	$0.4850	$0.4913	$0.4975	$1.9525

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

Note 18—Operating Segments

We manage our operations through three operating segments: (i) Transportation, (ii) Facilities and (iii) Supply and Logistics. See “Revenue Recognition” in Note 2 for a summary of the types of products and services from which each segment derives its revenues.

Our Chief Operating Decision Maker (our Chief Executive Officer) evaluates segment performance based on measures including segment profit and maintenance capital investment. We define segment profit as revenues and equity earnings in unconsolidated entities less (i) purchases and related costs, (ii) field operating costs and (iii) segment general and administrative expenses. Each of the items above excludes depreciation and amortization.

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

The following table reflects certain financial data for each segment for the periods indicated (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Twelve Months Ended December 31, 2012
Revenues:
External Customers	$623	$736	$36,438	$37,797
Intersegment (1)	793	362	2	1,157
Total revenues of reportable segments	$1,416	$1,098	$36,440	$38,954
Equity earnings in unconsolidated entities	$38	$—	$—	$38
Segment profit (2) (3)	$710	$482	$753	$1,945
Capital expenditures	$1,244	$1,724	$503	$3,471
Total assets	$6,423	$6,134	$6,678	$19,235
Maintenance capital	$108	$49	$13	$170

Twelve Months Ended December 31, 2011
Revenues:
External Customers	$572	$638	$33,065	$34,275
Intersegment (1)	593	158	3	754
Total revenues of reportable segments	$1,165	$796	$33,068	$35,029
Equity earnings in unconsolidated entities	$13	$—	$—	$13
Segment profit (2) (3)	$555	$358	$647	$1,560
Capital expenditures	$600	$1,317	$18	$1,935
Total assets	$5,156	$4,506	$5,719	$15,381
Maintenance capital	$86	$22	$12	$120

Twelve Months Ended December 31, 2010
Revenues:
External Customers	$565	$339	$24,989	$25,893
Intersegment (1)	480	151	1	632
Total revenues of reportable segments	$1,045	$490	$24,990	$26,525
Equity earnings in unconsolidated entities	$3	$—	$—	$3
Segment profit (2) (3)	$516	$270	$240	$1,026
Capital expenditures	$329	$270	$163	$762
Total assets	$4,701	$3,303	$5,699	$13,703
Maintenance capital	$67	$17	$9	$93

(1)                                     Segment revenues and purchases and related costs include intersegment amounts. Intersegment sales are conducted at posted tariff rates, rates similar to those charged to third parties or rates that we believe approximate market.

(2)                                     Supply and Logistics segment profit includes interest expense (related to hedged inventory purchases) of approximately $12 million, $20 million and $17 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(3)                                     The following table reconciles segment profit to net income attributable to Plains (in millions):

	Year Ended December 31,
	2012	2011	2010
Segment profit	$1,945	$1,560	$1,026
Depreciation and amortization	(482)	(249)	(256)
Interest expense	(288)	(253)	(248)
Other income/(expense), net	6	(19)	(9)
Income tax benefit/(expense)	(54)	(45)	1
Net income	1,127	994	514
Net income attributable to noncontrolling interests	(33)	(28)	(9)
Net income attributable to Plains	$1,094	$966	$505

Geographic Data

We have operations in the United States and Canada. Set forth below are revenues and long-lived assets attributable to these geographic areas (in millions):

	Year Ended December 31,
Revenues (1)	2012	2011	2010
United States	$29,978	$28,181	$21,471
Canada	7,819	6,094	4,422
	$37,797	$34,275	$25,893

(1)                                     Revenues are primarily attributed to each region based on where the services are provided or the product is shipped.

	December 31,
Long-Lived Assets (1)	2012	2011
United States	$10,401	$9,127
Canada	3,677	1,883
	$14,078	$11,010

(1)                                     Excludes long-term derivative assets.

EXHIBIT INDEX

2.1 *	—

Share Purchase Agreement dated December 1, 2011 by and among Amoco Canada International Holdings B.V. and Plains Midstream Canada ULC (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to the Annual Report on Form 10-K for the year ended December 31, 2011).

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

1

and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2003).

4.3	—

Fourth Supplemental Indenture (Series A and Series B 5.875% Senior Notes due 2016) dated August 12, 2004 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.5 to the Registration Statement on Form S-4, File No. 333-121168).

4.4	—

Fifth Supplemental Indenture (Series A and Series B 5.25% Senior Notes due 2015) dated May 27, 2005 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 31, 2005).

4.5	—

Sixth Supplemental Indenture (Series A and Series B 6.70% Senior Notes due 2036) dated May 12, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and Wachovia Bank, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed May 12, 2006).

4.6	—

Ninth Supplemental Indenture (Series A and Series B 6.125% Senior Notes due 2017) dated October 30, 2006 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed October 30, 2006).

4.7	—

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

4.9	—

Fifteenth Supplemental Indenture (8.75% Senior Notes due 2019) dated April 20, 2009 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed April 20, 2009).

4.10	—

Seventeenth Supplemental Indenture (5.75% Senior Notes due 2020) dated September 4, 2009 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed September 4, 2009).

4.11	—

Eighteenth Supplemental Indenture (3.95% Senior Notes due 2015) dated July 14, 2010 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed July 13, 2010).

4.12	—

Nineteenth Supplemental Indenture (5.00% Senior Notes due 2021) dated January 14, 2011 among Plains All American Pipeline, L.P., PAA Finance Corp., the Subsidiary Guarantors named therein and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed January 11, 2011).

4.13	—	Twentieth Supplemental Indenture (3.65% Senior Notes due 2022) dated March 22, 2012 among Plains All

2

American Pipeline, L.P., PAA Finance Corp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed March 26, 2012).

4.14	—

Twenty-First Supplemental Indenture (5.15% Senior Notes due 2042) dated March 22, 2012 among Plains All American Pipeline, L.P., PAA Finance Corp and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed March 26, 2012).

4.15	—

Twenty-Second Supplemental Indenture (2.85% Senior Notes due 2023) dated December 10, 2012, by and among Plains All American Pipeline, L.P., PAA Finance Corp., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed December 12, 2012).

4.16	—

Twenty-Third Supplemental Indenture (4.30% Senior Notes due 2043) dated December 10, 2012, by and among Plains All American Pipeline, L.P., PAA Finance Corp., and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K filed December 12, 2012).

4.17	—

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

3

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

4

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

10.27**	—	Form of LTIP Grant Letter (audit committee members) (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 23, 2006).

10.28**	—	Plains All American PPX Successor Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2006).

10.29**	—	Form of Plains AAP, L.P. Class B Restricted Units Agreement (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed January 4, 2008).

10.30	—

Third Amended and Restated Credit Agreement dated as of August 19, 2011 by and among Plains Marketing, L.P., as Borrower, Plains All American Pipeline, L.P., as Guarantor, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed August 25, 2011).

10.31	—

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

5

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

10.41**	—	Form of Transaction Grant Agreement (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.42**	—	Form of 2010 LTIP Grant Letters (incorporated by reference to Exhibit 10.58 to the Annual Report on Form 10-K for the year ended December 31, 2010).

10.43**	—	Director Compensation Summary (incorporated by reference to Exhibit 10.45 to the Annual Report on Form 10-K for the year ended December 31, 2011).

12.1 †	—	Computation of Ratio of Earnings to Fixed Charges.

21.1 †	—	List of Subsidiaries of Plains All American Pipeline, L.P.

23.1 †	—	Consent of PricewaterhouseCoopers LLP.

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101. INS†	—	XBRL Instance Document

101.SCH†	—	XBRL Taxonomy Extension Schema Document

101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

†                                           Filed herewith.

††                                      Furnished herewith.

*                                           Certain confidential portions of this exhibit have been omitted pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Exchange Act. This exhibit, with the omitted language, has been filed separately with the SEC.

**                                      Management compensatory plan or arrangement.

6