Form 10-K
period 2015-12-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2016-02-25
CIK 1070423

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Common Units outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $17.1 billion on June 30, 2015, based on a closing price of $43.57 per Common Unit as reported on the New York Stock Exchange on such date.

As of February 12, 2016, there were 397,730,991 Common Units outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

FORM 10-K—2015 ANNUAL REPORT

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

•                  the effects of competition;

•                  failure to implement or capitalize, or delays in implementing or capitalizing, on expansion projects;

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

•                  non-utilization of our assets and facilities;

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

Plains GP Holdings, L.P. (“PAGP”), a Delaware limited partnership that completed its initial public offering in October 2013 and that has elected to be treated as a corporation for U.S. federal income tax purposes, is the sole member of GP LLC, and at December 31, 2015, owned an approximate 38% limited partner interest in AAP (an approximate 35% economic interest). PAA GP Holdings LLC, a Delaware limited liability company (“GP Holdings”), is the general partner of PAGP.

Partnership Structure and Management

Our operations are conducted directly and indirectly through, and our operating assets are owned by, our subsidiaries. GP LLC has responsibility for conducting our business and managing our operations; however, PAGP effectively controls our business and affairs through the exercise of its rights as the sole and managing member of our general partner, including its right to appoint certain members to the board of directors of our general partner. See Item 10. “Directors and Executive Officers of our General Partner and Corporate Governance.” Our general partner does not receive a management fee or other compensation in connection with its management of our business, but it is reimbursed for substantially all direct and indirect expenses incurred on our behalf (other than expenses related to the Class B units of AAP, which are referred to herein as the “AAP Management Units”).

The two charts below show the structure and ownership of PAA and its subsidiaries as of December 31, 2015 in both a summarized and more detailed format.  The first chart depicts PAA’s legal structure in summary format, while the second chart depicts a more comprehensive view of PAA’s legal structure, including ownership and economic interests and shares and units outstanding.

Summarized Partnership Structure

(as of December 31, 2015) (1)

(1)                                     In January 2016, we completed the sale of approximately 61.0 million Series A Convertible Preferred Units representing limited partner interests in us. See Note 10 to our Consolidated Financial Statements for additional information.

(2)                                     Board appointment rights limited to non-management investors that own greater than 10% interest in AAP.

Detailed Partnership Structure

(as of December 31, 2015) (1)

Investors and Management
PAGP Public Class A Shareholders
62% Membership Interest
229,278,980 Class A Shares
• 100% Economic Interest
• 38% Limited Partner Interest
PAA GP Holdings LLC
376,771,593 Class B Shares
• Non-Economic Interest
• 62% Limited Partner Interest
Non-Economic General Partner Interest
38% Membership Interest (6)
376,771,593 AAP units
• 58% Economic Interest
• 62% Limited Partner Interest
Plains GP Holdings, L.P. (NYSE: PAGP)
100% Managing Member Interest
AAP Management Unit Owners
229,278,980 AAP units
• 35% Economic Interest
• 38% Limited Partner Interest
Plains All American GP LLC ("GP LLC")
47,584,642 AAP Management Units (5)
• 7% Economic Interest
Non-economic General Partner Interest
Plains AAP, L.P. ("AAP")
100% Member Interest
PAA GP LLC ("PAA GP")
IDRs (2)
PAA Public Limited Partners
2% General Partner Interest
98% Limited Partner Interest
Plains All American Pipeline, L.P. (NYSE: PAA) (Partnership and the registrant)
Operating Subsidiaries (3)
Unconsolidated Entities (4)
Finance Co-Issuer (PAA Finance Corp.)

(1)                                     In January 2016, we completed the sale of approximately 61.0 million Series A Convertible Preferred Units representing limited partner interests in us. See Note 10 to our Consolidated Financial Statements for additional information.

(2)                                     See Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities” for discussion of our general partner’s IDRs.

(3)                                     The Partnership holds direct and indirect ownership interests in consolidated operating subsidiaries including, but not limited to, Plains Marketing, L.P., Plains Pipeline, L.P. and Plains Midstream Canada ULC (“PMC”).

(4)                                     The Partnership holds indirect equity interests in unconsolidated entities including BridgeTex Pipeline Company, LLC (“BridgeTex”), Butte Pipe Line Company (“Butte”), Caddo Pipeline LLC (“Caddo”), Diamond Pipeline LLC (“Diamond”), Eagle Ford Pipeline LLC (“Eagle Ford Pipeline”), Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Terminals”), Frontier Pipeline Company (“Frontier”), Saddlehorn Pipeline Company, LLC (“Saddlehorn”), Settoon Towing, LLC (“Settoon Towing”) and White Cliffs Pipeline LLC (“White Cliffs”).

(5)                                     Represents the number of Class A units of AAP (“AAP units”) for which the AAP Management Units would be exchangeable, assuming a conversion rate of approximately 0.938 AAP units for each AAP Management Unit as of December 31, 2015. The AAP Management Units are entitled to certain proportionate distributions paid by AAP.

(6)                                     As of December 31, 2015, PAGP owned approximately 38% of the membership interests in its general partner, which percentage corresponds to its ownership percentage of AAP units (approximately 38%, representing an approximate 35% economic interest in AAP, including the dilutive effect of the AAP Management Units).

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

•                  We possess specialized crude oil and NGL market knowledge.  We believe our business relationships with participants in various phases of the crude oil and NGL distribution chain, from producers to refiners, as well as our own industry expertise (including our knowledge of North American crude oil and NGL flows), provide us with an extensive understanding of the North American physical crude oil and NGL markets.

•                  Our supply and logistics activities typically generate a base level of margin with the opportunity to realize incremental margins.  We believe the variety of activities executed within our Supply and Logistics segment in combination with our risk management strategies provides us with a balance that typically provides us with the opportunity to generate a base level of margin in a variety of market conditions (subject to the effects of seasonality). In certain circumstances, we may be able to realize incremental margins during volatile market conditions.

•                  We have the evaluation, integration and engineering skill sets and the financial flexibility to continue to pursue acquisition and expansion opportunities. Since 1998, we have completed and integrated over 85 acquisitions with an aggregate purchase price of approximately $11.7 billion. We have also implemented expansion capital projects totaling approximately $10 billion. In addition, considering our investment grade credit rating, liquidity and capital structure, we believe we have the financial resources and strength necessary to finance future strategic expansion and acquisition opportunities. As of December 31, 2015, we had approximately $2.3 billion of liquidity available, including cash and cash equivalents and availability under our committed credit facilities, subject to continued covenant compliance.

•                  We have an experienced management team whose interests are aligned with those of our unitholders. Our executive management team has an average of 31 years industry experience, and an average of 18 years with us or our predecessors and affiliates. In addition, through their ownership of common units, indirect interests in our general partner, grants of phantom units and AAP Management Units, our management team has a vested interest in our continued success.

Financial Strategy

Targeted Credit Profile

We believe that a major factor in our continued success is our ability to maintain a competitive cost of capital and access to the capital markets. In that regard, we intend to maintain a credit profile that we believe is consistent with investment grade credit ratings. We have targeted a general credit profile with the following attributes:

•                  an average long-term debt-to-total capitalization ratio of approximately 50% or less;

•                  a long-term debt-to-adjusted EBITDA multiple averaging between 3.5x and 4.0x (adjusted EBITDA is earnings before interest, taxes, depreciation and amortization, equity-indexed compensation plan charges, certain gains and losses from derivative activities and other selected items that impact comparability.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Non-GAAP Financial Measures” for a discussion of our selected items that impact comparability and our non-GAAP measures.);

•                  an average total debt-to-total capitalization ratio of approximately 60% or less; and

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

Typically, to maintain our targeted credit profile and achieve growth through acquisitions and expansion capital, we fund approximately 55% of the capital requirements associated with these activities with equity and cash flow in excess of distributions. During the latter part of 2015, energy industry conditions deteriorated and capital markets access for energy companies was disrupted, which has continued into 2016.  To fund our ongoing capital program and maintain a solid capital structure and significant liquidity, in January 2016, we raised $1.6 billion of equity capital through the sale of approximately 61.0 million unregistered Series A Convertible Preferred Units.  See Note 10 to our Consolidated Financial Statements for additional information. From time to time, we may be outside the parameters of our targeted credit profile as, in certain cases, capital expenditures and acquisitions may be financed initially using debt or there may be delays in realizing anticipated synergies from acquisitions or contributions from expansion capital projects to adjusted EBITDA. As a result of the challenging environment and the impact of the gap in the timing between funding our capital program and the time the assets are placed in service and begin to generate cash flow, we expect our long-term debt-to-adjusted EBITDA to be above our target range for the near-term. We expect this leverage ratio will improve and return to our targeted levels as the industry recovers and we realize EBITDA growth from our capital investments.

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

The following table summarizes acquisitions greater than $200 million that we have completed over the past five years.

			Approximate
Acquisition (1)	Date	Description	Purchase Price (2) (in millions)
50% Interest in BridgeTex Pipeline Company, LLC (“BridgeTex”)	Nov-2014	BridgeTex owns a crude oil pipeline that extends from Colorado City, Texas to East Houston	$1,088	(3)
US Development Group Crude Oil Rail Terminals	Dec-2012	Four operating crude oil rail terminals and one terminal under development	$503
BP Canada Energy Company	Apr-2012	NGL assets located in Canada and the upper-Midwest United States	$1,683	(4)
Western Refining, Inc. Pipeline and Storage Assets	Dec-2011	Multi-product storage facility in Virginia and Crude oil pipeline in southeastern New Mexico	$220	(5)
Velocity South Texas Gathering, LLC	Nov-2011	Crude oil and condensate gathering and transportation assets in South Texas	$349
SG Resources Mississippi, LLC	Feb-2011	Southern Pines Energy Center natural gas storage facility	$765	(6)
Nexen Holdings U.S.A. Inc. Gathering and Transportation Assets	Dec-2010	Crude oil gathering business and transportation assets in North Dakota and Montana	$229	(7)

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

(5)                                     Includes both transactions with Western.

(6)                                     Approximate purchase price of $750 million, net of cash and other working capital acquired.

(7)                                     Approximate purchase price of $170 million, net of cash, inventory and other working capital acquired.

Ongoing Acquisition and Investment Activities

Consistent with our business strategy, we are continuously engaged in the evaluation of potential acquisitions, joint ventures and capital projects. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in assets and operations that are strategic and complementary to our existing operations. In addition, in the past we have evaluated and pursued, and intend in the future to evaluate and pursue, the acquisition of or investment in other energy-related assets that have characteristics and provide opportunities similar to our existing business lines and enable us to leverage our assets, knowledge and skill sets. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations.

From time to time, we may also sell assets that we regard as non-core or that we believe might be a better fit with the business and/or assets of a third-party buyer.

We typically do not announce a transaction until after we have executed a definitive agreement. However, in certain cases in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future acquisition, divestiture or investment efforts will be successful. Although we expect the acquisitions and investments we make to be accretive in the long term, we can provide no assurance that our expectations will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to Our Business—If we do not make acquisitions or if we make acquisitions that fail to perform as anticipated, our future growth may be limited” and “— Acquisitions involve risks that may adversely affect our business.”

Expansion Capital Projects

Our extensive asset base and our relationships with customers provide us with opportunities for organic growth through the construction of additional assets that are complementary to, and expand or extend, our existing asset base. We believe that the diversity and balance of our expansion capital project portfolio (i.e., relatively large number of projects that are small to medium sized and spread across multiple geographic regions) reduces our overall exposure to cost overruns, timing delays and other adverse market developments with respect to a particular project or region. Our 2016 expansion capital plan is representative of the diversity and balance of our overall project portfolio. The following expansion capital projects are included in our 2016 capital plan as of February 2016:

Basin/Region	Project	2016 Plan Amount (1) ($ in millions)	Description	Projected In-Service Date
Permian	Permian Basin Area Pipeline Projects	$185	Multiple projects to increase and expand our pipeline infrastructure in the Delaware Basin	2016

	Cactus Pipeline	20	Installation of two separate valves and pump stations to add 80,000 Bbls/d of additional capacity (increases pipeline capacity to 330,000 Bbls/d)	2016
Eagle Ford	Eagle Ford JV Project	20	50% interest in new, 1.2 million barrel terminal in Corpus Christi, TX capable of loading ocean going vessels at a rate of 20,000 barrels per hour	2018
Central / Mid-Continent	Diamond Pipeline	260	50% interest in 440 miles of new crude oil pipeline; 200,000 Bbls/d capacity from Cushing, OK to Valero’s refinery in Memphis, TN	2017

Basin/Region	Project	2016 Plan Amount (1) ($ in millions)	Description	Projected In-Service Date
	Red River Pipeline	290	Approximately 400 miles of new crude oil	2016
	(Cushing to Longview)		pipeline; 150,000 Bbls/d capacity from Cushing, OK to Longview, TX

	Cushing Terminal Expansions	35	Addition of 1.6 million barrels of storage capacity	2016

	Caddo Pipeline	30	50% interest in 80 miles of new 12-inch crude oil pipeline; 80,000 Bbls/d capacity between Longview, TX and Shreveport, LA	2016
Rocky Mountain	Saddlehorn Pipeline	155	40% of Saddlehorn’s 190,000 Bbls/d of capacity in the 600 miles of new 20-inch crude oil undivided joint interest pipeline from the DJ Basin to Cushing, OK	2016
Gulf Coast	St. James Terminal Expansions	35	Addition of 1.5 million barrels of storage capacity with connectivity to the rail and dock facilities	2016

Canada	Fort Saskatchewan Facility Projects	190

Multi-phase project, Phase I of which includes (i) development of two new high rate delivery caverns, (ii) conversion of service of two existing caverns, (iii) the addition of 2.4 million barrels of brine capacity and (iv) development of a truck loading facility

				Various, throughout 2016 and 2017

Phase II includes (i) expanding inlet fractionation capacity by 20,000 Bbls/d, (ii) development of two new ethane caverns and a utility cavern, (iii) the addition of 2.7 million barrels of brine capacity and (iv) development of a propane rail loading facility

Other	Other Projects	280
		$1,500

(1)                                        Represents the portion of the total project cost expected to be incurred during the year. Potential variation to current capital costs estimates may result from (i) changes to project design, (ii) final cost of materials and labor and (iii) timing of incurrence of costs due to uncontrollable factors such as receipt of permits or regulatory approvals and weather.

Global Petroleum Market Overview

The health of the global petroleum market is dependent on the relative supply and demand of hydrocarbons, including crude oil and NGL. These supply and demand economics are greatly influenced by the broader global economic climate, exposing the petroleum market to the challenges and volatility associated with global economic development. For the period from 2004 through 2013, global liquids production increased 7.6 million barrels per day while global liquids consumption increased 8.1 million barrels per day. However, in 2014, global production growth outpaced global consumption growth by 1.1 million barrels per day, with non-OPEC accounting for 104% of the production growth. In 2015, the markets remained oversupplied due to the continuation of the 2014 imbalance. Supply growth in 2015 outpaced demand growth by another 1.0 million barrels per day, resulting in an imbalance of 1.9 million barrels per day. The table below depicts historical OPEC and Non-OPEC liquids production and global liquids consumption and is derived from the EIA Short-Term Energy Outlook, January 2016 (see EIA website at www.eia.doe.gov):

	Annual Liquids Production (1)				∆ from 2004	∆ from 2013	∆ from 2014
	2004	2013	2014	2015	2013	2014	2015
	(in millions of barrels per day)
Production (Supply)
OPEC	33.6	37.3	37.2	38.3	3.7	(0.1)	1.1
Non-OPEC	49.8	53.7	56.1	57.4	3.9	2.4	1.3
Total	83.4	91.0	93.3	95.7	7.6	2.3	2.4
Total Consumption (Demand)	83.1	91.2	92.4	93.8	8.1	1.2	1.4

Global Supply / Demand Balance	0.3	(0.2)	0.9	1.9	(0.5)	1.1	1.0

(1)                                        Amounts are derived from the EIA’s Short-Term Energy Outlook.

This surge in liquids production without a commensurate increase in demand has led to a near-to-medium-term supply imbalance, which has resulted in a reduction to benchmark petroleum prices. Producers, in turn, are scaling back capital programs, which will ultimately reduce supply. This is expected to lead to underinvestment in long lead time projects and stimulate petroleum demand growth, which ultimately should lead to an environment where prices will recover to a level to support future production growth in the U.S.

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

From 2011 through 2014, the combination of (i) a significant increase in North American production volumes, (ii) a change in crude oil qualities and related differentials and (iii) high utilization of existing pipeline and terminal infrastructure stimulated multiple industry initiatives to build new pipeline and terminal infrastructure, convert certain pipeline assets to alternative service or reverse flows and expand the use of trucks, rail and barges for the movement of crude oil and condensate.  Increased production came from mature producing areas such as the Rockies, the Permian Basin in West Texas and the Mid-Continent region, as well as from less mature, but rapidly growing areas such as the Eagle Ford Shale in South Texas and the Bakken Shale in North Dakota. As a result, North American crude oil production increased 3.6 million barrels per day, or 32%, between 2011 and 2014, with the increases coming primarily from Canada, the Eagle Ford Shale, the Permian Basin and the Bakken Shale. Production increases in all of these regions strained existing transportation, terminalling and downstream infrastructure. This opportunity for new crude oil infrastructure attracted significant investment in midstream oil assets, resulting in excess midstream capacity in the Permian, Eagle Ford, Williston, Midcontinent and Denver Julesburg basins.

However, in the latter half of 2014 crude oil prices fell approximately 50%, and then approximately another 30% during 2015.  The reduction in prices precipitated a significant slowdown in drilling activity and plans as producers right-sized their capital budgets to the significantly reduced levels of cash flow resulting from lower prices, a process that is continuing into 2016.  The combination of the slowdown of growth in U.S. crude oil production caused by declining prices and the significant commitments for new infrastructure created an environment in which margins have compressed and differentials are less than transportation costs in some cases.

In addition, significant shifts in the type and location of crude oil being produced in North America, relative to the types and location of crude oil being produced five years ago, have led to changes in the utilization of downstream infrastructure. Since reaching a multi-year low in 2009, U.S. net refinery inputs of crude oil have increased to 16.2 million barrels per day in 2015.  From 2009 through 2014, refiners increased throughputs to take advantage of discounted domestic production, which led to lower use of imported crude oil by U.S. refineries.  This decline in imports was a meaningful change in a multi-year trend where foreign imports of crude oil tripled over an approximately 23-year period from 1985-2007.  In 2015, U.S. refinery inputs reached historically high levels fueled by price driven demand growth and exports.  U.S. petroleum consumption increased to 19.5 million barrels per day for the twelve month period ended October 2015, the highest levels since 2008. The table below shows the overall domestic petroleum consumption projected through 2017 and is derived from the EIA Short-Term Energy Outlook, January 2016 (see EIA website at www.eia.doe.gov).

	Actual	Projected
	2015	2016	2017
	(In millions of barrels per day)
Supply
Domestic Crude Oil Production	9.4	8.7	8.5
Net Imports - Crude Oil	6.9	7.2	7.6
Other (Supply Adjustment/Stock Change)	(0.1)	0.3	0.2
Crude Oil Input to Domestic Refineries	16.2	16.2	16.3

Net Product Imports / (Exports)	(2.2)	(2.6)	(2.7)

Supply from Renewable Sources	1.1	1.1	1.1
Other - (NGL Production, Refinery Processing Gain)	4.4	4.8	5.1
Total Domestic Petroleum Consumption	19.5	19.5	19.8

U.S. Crude Oil Exports

At the end of 2015, the U.S. Congress agreed to lift the 40-year ban on exporting U.S. crude oil, providing domestic oil producers the ability to sell into the international market. The immediate impact will most likely not be felt in 2016 as refineries have increased their processing of U.S. crude oil while domestic production output is expected to decline.

NGL Market Overview

NGL primarily includes ethane, propane, normal butane, iso-butane and natural gasoline, and is derived from natural gas production and processing activities as well as crude oil refining processes. Liquefied petroleum gas (“LPG”) primarily includes propane and butane, which liquefy at moderate pressures thus making it easier to transport and store such products as compared to ethane. NGL refers to all NGL products including LPG when used in this Form 10-K.

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

NGL Supply. The bulk (approximately 80%) of the United States NGL supply comes from gas processing plants, which separate a mixture of NGL from the dry gas (primarily methane). The NGL mix (also referred to as “Y Grade”) is then either fractionated at the processing site into the five individual NGL components (known as purity products), which may be transported, stored and sold to end use markets or transported as a Y-Grade to a regional fractionation facility.

The majority of gas processing plants in the United States are located along the Gulf Coast, in the West Texas/Oklahoma area, the Marcellus and Utica region and in the Rockies region. In Canada, the vast majority of the processing capacity is located in Alberta, with a much smaller (but increasing) amount in British Columbia and Saskatchewan.

NGL products from refineries represent approximately 17% of the United States supply and are by-products of the refinery conversion processes.  Consequently, they have generally already been separated into individual components and do not require further fractionation. NGL products from refineries are principally propane, with lesser amounts of butane, refinery naphthas (products similar to natural gasoline) and ethane.  Due to refinery maintenance schedules and seasonal demand considerations, refinery production of propane and butane varies on a seasonal basis.

NGL is also imported into certain regions of the United States from Canada and other parts of the world (approximately 3% of total supply). NGL (primarily propane and butane) is also exported from certain regions of the United States.

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

While a low price environment may stunt production growth, the fundamentals of an accessible resource base and improved midstream infrastructure should mean producers can continue to develop the most economic new supply and be ready to go back to rapid growth as prices recover. The NGL market is, among other things, expected to be driven by:

•                  the absolute prices of NGL products and their prices relative to natural gas and crude oil;

•                  drilling activity and wet natural gas production in developing liquids-rich production areas;

•                  available processing, fractionation, storage and transportation capacity;

•                  petro-chemical demand;

•                  diluent requirements for heavy Canadian oil;

•                  regulatory changes in gasoline specifications affecting demand for butane;

•                  seasonal demand from refiners;

•                  seasonal weather related demand; and

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

Overall market conditions for natural gas storage have been challenging during the last several years, driven by a variety of factors, including (i) increased natural gas supplies due to production from shale resources, (ii) a shift from Gulf of Mexico production to Northeast production causing less concern over disruptions from tropical weather, (iii) increased availability of storage capacity and (iv) lower basis differentials in certain regions due to expansion and improved connectivity of natural gas transportation infrastructure.

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

Projected seasonal spreads for the next few years reflect a directionally similar picture to the challenging market conditions we have experienced during most of the past few years. Continuation of these unfavorable market conditions will adversely impact our hub services activities as well as the rates our customers are willing to pay for firm storage services upon expirations of existing storage agreements.

Description of Segments and Associated Assets

Our business activities are conducted through three segments—Transportation, Facilities and Supply and Logistics. We have an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins and transportation corridors and at major market hubs in the United States and Canada. The map below highlights our more significant assets (including certain assets under construction or development) as of December 31, 2015:

Following is a description of the activities and assets for each of our three business segments.

Transportation Segment

Our Transportation segment operations generally consist of fee-based activities associated with transporting crude oil and NGL on pipelines, gathering systems, trucks and barges. We generate revenue through a combination of tariffs, third-party pipeline capacity agreements and other transportation fees. Our Transportation segment also includes equity earnings from our investments in entities that own the BridgeTex, Eagle Ford, White Cliffs, Frontier and Butte pipeline systems as well as Settoon Towing, in which we own interests ranging from 22% to 50%. Additionally, we own interests in entities that are currently constructing and developing pipeline systems, including Caddo, Diamond and Saddlehorn. We account for these investments under the equity method of accounting.

As of December 31, 2015, we employed a variety of owned or, to a much lesser extent, leased long-term physical assets throughout the United States and Canada in this segment, including approximately:

•                  18,100 miles of active crude oil and NGL pipelines and gathering systems;

•                  30 million barrels of active, above-ground tank capacity used primarily to facilitate pipeline throughput;

•                  830 trailers (primarily in Canada); and

•                  142 transport and storage barges and 64 transport tugs through our interest in Settoon Towing.

The following is a tabular presentation of our active crude oil and NGL pipeline assets in the United States and Canada as of December 31, 2015, grouped by geographic location:

Region / Pipeline and Gathering Systems (1)	Miles	2015 Average Net Barrels per Day (2)
		(in thousands)
United States Crude Oil Pipelines
Permian Basin
Basin / Mesa / Sunrise	696	829
BridgeTex (3) (4)	408	103
Cactus	298	76
Permian Basin Area Systems	2,787	841
Permian Basin Subtotal	4,189	1,849
South Texas/Eagle Ford
Eagle Ford Area Systems (4)	670	306
South Texas/Eagle Ford Subtotal	670	306
Western
All American (5)	138	14
Line 63 / Line 2000	314	120
Other	121	81
Western Subtotal	573	215
Rocky Mountain
Bakken Area Systems (4)	1,017	142
Salt Lake City Area Systems (4)	969	143
White Cliffs (3) (4)	1,054	43
Other	1,296	112
Rocky Mountain Subtotal	4,336	440
Gulf Coast
Capline (3)	631	170
Pascagoula	41	110
Other	868	252
Gulf Coast Subtotal	1,540	532
Central
Mid-Continent Area Systems	2,419	337
Other	137	76
Central Subtotal	2,556	413
United States Total	13,864	3,755
Canada
Crude Oil Pipelines
Manito	556	47
Rainbow	827	112
Rangeland	1,171	59
South Saskatchewan	346	61
Other	197	113
Crude Oil Pipelines Subtotal	3,097	392
NGL Pipelines
Co-Ed	633	57
Other	550	136
NGL Pipelines Subtotal	1,183	193
Canada Total	4,280	585
Grand Total	18,144	4,340

(1)                                     Ownership percentage varies on each pipeline and gathering system ranging from approximately 20% to 100%.

(2)                                     Represents average daily volumes for the entire year attributable to our interest. Average daily volumes are calculated as the total volumes (attributable to our interest) for the year divided by the number of days in the year. Volumes reflect tariff movements and thus might be included multiple times as volumes move through our integrated system.

(3)                                     Pipelines operated by a third party.

(4)                                     Includes total mileage and volumes (attributable to our interest) from pipelines owned by unconsolidated entities.

(5)                                     Except for the segment of the All American Pipeline between Pentland and Emidio, the pipeline has been shut down since May 19, 2015, following the Line 901 incident.

United States Pipelines

Permian Basin

Basin Pipeline.  We own an 87% undivided joint interest in and are the operator of Basin Pipeline. Basin Pipeline is a primary route for transporting crude oil from the Permian Basin (in west Texas and southern New Mexico) to Cushing, Oklahoma, for further delivery to Mid-Continent and Midwest refining centers. Basin Pipeline also serves as the initial movement for transporting crude oil from the Permian Basin to the Gulf Coast through connections to other carriers at Colorado City, Texas and Wichita Falls, Texas.

Basin Pipeline is an approximate 530-mile mainline, telescoping crude oil pipeline with a capacity ranging from approximately 240,000 barrels per day to 450,000 barrels per day (approximately 208,800 barrels per day to 392,000 barrels per day attributable to our interest), depending on the segment. The pipeline also includes approximately 6 million barrels of storage tankage.

In 2015, we placed into service a 24-inch pipeline loop of Basin Pipeline from Wink to Midland. In addition, we placed into service Phase I of the new Wink South terminal which will handle crude oil from the Delaware Basin and New Mexico, and expect that Phase II of the project will be in service in the second half of 2016.  The completion of these projects along with reactivation of a 20-inch pipeline from Wink to Midland during the first half of 2016 will provide 550,000 barrels per day of capacity from Wink to Midland.

Mesa Pipeline. We own a 63% undivided interest in and are the operator of Mesa Pipeline, which transports crude oil from Midland to a refinery at Big Spring, Texas and to connecting carriers at Colorado City. Mesa Pipeline is an 80-mile mainline with capacity of up to 400,000 barrels per day (approximately 252,000 barrels per day attributable to our interest).

Sunrise Pipeline. We own and operate the Sunrise Pipeline, which extends from Midland to connecting carriers at Colorado City. The 84-mile Sunrise Pipeline was placed in service in December 2014, with a capacity of 250,000 barrels per day.

BridgeTex Pipeline. We own a 50% interest in BridgeTex, which is the entity that owns the BridgeTex Pipeline, a 20-inch crude oil pipeline with a capacity of 300,000 barrels per day that extends from Colorado City to East Houston. At Colorado City, the BridgeTex Pipeline is connected to our Basin and Sunrise pipelines. Magellan Midstream Partners, L.P. (“MMP”) owns the remaining 50% interest and serves as the operator of the BridgeTex Pipeline. BridgeTex has entered into a long-term capacity lease agreement with MMP whereby its shippers will have access to capacity on MMP’s pipeline from Houston to Texas City.

Cactus Pipeline. We own and operate the Cactus Pipeline, a 298-mile crude oil pipeline extending from McCamey to Gardendale, Texas. The Cactus Pipeline provides 250,000 barrels per day of takeaway capacity from the Permian Basin, and will be expanded to approximately 330,000 barrels per day when additional pumping equipment is added in 2016.

Permian Basin Area Systems. We operate wholly owned systems of 2,787 miles that aggregate receipts from wellhead gathering lines and bulk truck injection locations into a combination of 4- to 16-inch diameter trunk lines for transportation and delivery into the Basin Pipeline at Jal, Wink and Midland as well as our terminal facilities in Midland. During 2015, we completed construction of several projects, including the Triple Crown gathering system, the Avalon, Texas 12-inch extension to the Triple Crown gathering system, the 20-inch loop of our pipeline from Blacktip to Wink, the 16-inch Wolfbone Ranch pipeline from south Reeves County, Texas to Wink and several gathering projects in Texas’s Upton and Reagan counties.

South Texas/Eagle Ford Area

Eagle Ford Area Systems. We own a 100% interest in and are the operator of several gathering systems that feed into our Gardendale Station, and we also own a 50% interest in Eagle Ford Pipeline, which is the entity that owns the Eagle Ford joint venture pipeline. We serve as operator of the Eagle Ford joint venture pipeline, and our joint venture partner is a subsidiary of Enterprise Products Partners, L.P. (“Enterprise”). Combined, these Eagle Ford Area Systems consist of 670 miles of pipeline that service production in the Eagle Ford shale play of South Texas and include approximately 5 million barrels of operational storage capacity across the system (including the capacity added in 2015, as discussed below). The systems serve the Three Rivers and Corpus Christi, Texas refineries and other markets via marine terminal facilities at Corpus Christi, as well as the Houston market via Enterprise’s connection at Lyssy in Wilson County, Texas.

In 2015, several projects to expand and extend the Eagle Ford joint venture pipeline were completed. Such projects included (i) completion of a connection to our Cactus Pipeline, (ii) completion of a 20-inch pipeline loop of the entire pipeline, as well as expanded pumping capabilities at Three Rivers and (iii) construction of an additional 3 million barrels of operational storage capacity across the system. Combined, these projects increased capacity of the Eagle Ford joint venture pipeline to approximately 600,000 barrels per day. In addition, Eagle Ford Pipeline completed construction of a new condensate gathering system with a capacity of up to 100,000 barrels per day that extends from our station at Three Rivers into Karnes County and Live Oak County.

Western

All American Pipeline.  We own and operate the All American Pipeline, which receives crude oil from offshore oil producers at Las Flores, California and at Gaviota, California. The pipeline terminates at our Emidio Station. Between Gaviota and our Emidio Station, the All American Pipeline interconnects with our San Joaquin Valley Gathering System, Line 2000 and Line 63, as well as other third party intrastate pipelines.

In May 2015, we experienced a crude oil release from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. The segment of the pipeline upstream of our Pentland station has been shut down since this incident. See Note 16 to our Consolidated Financial Statements for additional information regarding this incident.

Line 63.  We own and operate the Line 63 pipeline that transports crude oil produced in the San Joaquin Valley and California OCS to refineries and terminal facilities in the Los Angeles Basin and in Bakersfield, California.  The pipeline is also connected to our crude oil rail terminal at Bakersfield. The Line 63 pipeline consists of a 107-mile trunk pipeline, originating at our Kelley Pump Station in Kern County, California and terminating at our West Hynes Station in Long Beach, California. The trunk pipeline has a capacity of approximately 60,000 barrels per day. The pipeline includes 33 miles of distribution pipelines in the Los Angeles Basin, with a throughput capacity of approximately 20,000 barrels per day, and approximately 117 miles of gathering pipelines in the San Joaquin Valley, with an average throughput capacity of approximately 35,000 barrels per day. We also have approximately 1 million barrels of storage capacity on this pipeline.

In 2009, a 71-mile segment of Line 63 was temporarily taken out of service to allow for certain repairs and realignments to be performed. Line 63 volumes are currently being redirected from the north end of this out-of-service segment to the parallel Line 2000. The product is then batched along Line 2000 until it is re-injected into the active portion of Line 63, which is south of the out-of-service segment, for subsequent delivery to customers. We have commenced a project to place this idle segment in service, which we expect to complete in 2016.

Line 2000.  We own and operate the Line 2000 crude oil pipeline that originates at our Emidio Pump Station (part of the All American Pipeline) and transports crude oil produced in the San Joaquin Valley and California OCS to refineries and terminal facilities in the Los Angeles Basin. Line 2000 is an approximately 130-mile, 20-inch trunk pipeline with a throughput capacity of approximately 130,000 barrels per day.

Rocky Mountain

Bakken Area Systems. We own and operate several gathering systems and pipelines that service crude oil production in Eastern Montana and Western North Dakota, and we also own a 22% interest in Butte, which is the entity that owns the Butte Pipeline, a 16-inch crude oil pipeline system extending from Baker, Montana to Guernsey, Wyoming.

Salt Lake City Area Systems.  We operate the Salt Lake City and Wahsatch pipelines, in which we own interests ranging between 75% and 100%, and we also own a 50% interest in Frontier, which is the entity that owns the Frontier Pipeline. These pipelines transport crude oil produced in the U.S. Rocky Mountain region and Canada to refiners in Salt Lake City, Utah and to other pipelines at Ft. Laramie, Wyoming.

These pipelines include approximately 970 miles and approximately one million barrels of storage capacity. These pipelines have a maximum throughput capacity of (i) approximately 20,500 barrels per day from Wamsutter, Wyoming to Ft. Laramie, (ii) approximately 47,000 barrels per day from Wamsutter to Wahsatch, Utah, (iii) approximately 95,000 barrels per day from Wahsatch to Salt Lake City and (iv) approximately 75,000 barrels per day from Casper to Ranch Station, Utah.

White Cliffs Pipeline. We own an approximate 36% interest in White Cliffs, the entity that owns the White Cliffs Pipeline, which consists of two 527-mile, 12-inch, crude oil pipelines that move crude out of the DJ Basin to the Cushing, Oklahoma market. Rose Rock Midstream, L.P. serves as the operator of the pipeline, which originates in Platteville, Colorado and terminates in Cushing. In late 2015, the addition of two pump stations increased capacity on the pipeline to approximately 215,000 barrels per day.

Cowboy Pipeline. We recently constructed the Cowboy Pipeline, a 12-inch, 27-mile pipeline that provides 75,000 barrels per day of light sweet crude oil capacity from Cheyenne, Wyoming to our rail loading facility near Carr, Colorado and will be connected to the Saddlehorn Pipeline when it is placed in service. The Cowboy Pipeline includes a new terminal at Cheyenne with approximately 600,000 barrels of storage tank capacity. The Cowboy Pipeline will enable us to source crude oil from our and third party pipeline systems that feed the Guernsey market, through connection to our Cheyenne Pipeline, and deliver to Cushing through connection to the Saddlehorn Pipeline.

Saddlehorn Pipeline. We own a 40% interest in Saddlehorn, which is currently developing the Saddlehorn Pipeline, a 20-inch pipeline that will extend from various receipt points in the Niobrara and DJ Basin to Cushing. The Saddlehorn Pipeline is a joint venture in which Saddlehorn owns an undivided 62.5% interest in the pipeline; Grand Mesa Pipeline, LLC owns the remaining 37.5% interest.  Saddlehorn will own 190,000 barrels per day of the capacity in Saddlehorn Pipeline and will have one million barrels of storage capacity at both Platteville and Cushing. The Platteville-to-Cushing segment of the pipeline is expected to be operational in mid-2016 and the Platteville-to-Carr segment is anticipated to be operational by the end of 2016. Saddlehorn has the option to expand the capacity of the pipeline at its sole discretion and cost and would own all of the incremental capacity from any expansion. MMP serves as construction manager and operator of the pipeline.

Gulf Coast

Capline Pipeline.  Capline Pipeline, in which we own an aggregate undivided joint interest of approximately 54%, is a 631-mile, 40-inch mainline crude oil pipeline originating in St. James, Louisiana, and terminating in Patoka, Illinois. Marathon Pipeline LLC serves as the operator of the pipeline. Capline has direct connections to a significant amount of crude oil production in the Gulf of Mexico. In addition, it has two active docks capable of handling approximately 600,000-barrel tankers and is connected to the Louisiana Offshore Oil Port and our St. James terminal and transports various grades of crude oil to PADD II. Total designed operating capacity is approximately 1.1 million barrels per day of crude oil, of which our attributable interest is approximately 600,000 barrels per day.

Pascagoula Pipeline. We own and operate the Pascagoula Pipeline, a 41-mile crude oil pipeline that originates at our Ten Mile facility in Alabama and extends to a refinery on the Gulf Coast. Additionally, we have approximately 2 million barrels of storage capacity at our Ten Mile facility that supports the operational needs of the pipeline.

Central

Mid-Continent Area Systems. We own and operate pipeline systems that source crude oil from Western and Central Oklahoma, Southwest Kansas and the Eastern Texas Panhandle. These systems consist of approximately 2,420 miles of pipeline with transportation and delivery into and out of our terminal facilities at Cushing, Oklahoma. In addition, in early 2015 we completed construction of a new receipt facility on the Basin Pipeline in southern Oklahoma to aggregate South Central Oklahoma Oil Province (SCOOP) production.

Diamond Pipeline. We own a 50% interest in Diamond, which is currently developing the Diamond Pipeline, a 20-inch, 440-mile pipeline that will provide 200,000 barrels per day of capacity from our Cushing terminal to Valero’s refinery in Memphis, Tennessee. The Diamond Pipeline project is underpinned by a long-term shipper agreement with Valero and a related contract for storage and terminalling services at our Cushing terminal. In December 2015, Valero exercised its option to become a partner in Diamond and owns the remaining 50% interest. We will serve as operator of the Diamond Pipeline, which is expected to be completed in 2017.

Red River Pipeline (Cushing to Longview). We are currently developing and constructing the Red River Pipeline, which will be a 16-inch crude oil pipeline with an initial takeaway capacity of 150,000 barrels per day extending from Cushing to Longview. The Red River Pipeline is supported by long-term shipper commitments and is expected to be completed in late 2016.

Caddo Pipeline. We own a 50% interest in Caddo, which is constructing the Caddo Pipeline. The Caddo Pipeline is an 80-mile, 12-inch crude oil pipeline with the capacity to move up to 80,000 barrels per day from our terminal in Longview, Texas to supply refineries in the Shreveport, Louisiana area, as well as to an El Dorado, Arkansas refinery through a connection to Delek Logistics Partners, LP’s (“Delek”) pipeline. Delek owns the remaining 50% interest in Caddo. We will serve as operator of the Caddo Pipeline, which is expected to be completed in late 2016.

Canada Pipelines

Crude Oil Pipelines

Manito Pipeline.  We own a 100% interest in the Manito heavy oil system. This 556-mile system is comprised of the Manito Pipeline, the North Saskatchewan (“North Sask”) pipeline and the Bodo/Cactus Lake pipeline. Each system consists of a blended crude oil line and a parallel diluent line that delivers condensate to upstream blending locations. The North Sask pipeline is 84 miles in length and originates near Turtleford, Saskatchewan and terminates in Dulwich, Saskatchewan. The Manito Pipeline includes 339 miles of 10-inch blend pipeline. The mainline segment originates at Dulwich and terminates at Kerrobert, Saskatchewan. The Bodo/Cactus Lake pipeline is a 133 mile long, 10-inch blend pipeline that originates in Bodo, Alberta and also terminates at our Kerrobert storage facility. The Kerrobert storage and terminalling facility is connected to the Enbridge pipeline system and can both receive and deliver heavy crude oil from and to the Enbridge pipeline system.

Rainbow System.  We own a 100% interest in the Rainbow system. The Rainbow system is comprised of (i) a 480-mile, 20-inch to 24-inch mainline crude oil pipeline, with capacity of approximately 185,000 barrels per day of batched light sweet and heavy sour oil capacity, that extends from the Norman Wells Pipeline connection in Zama, Alberta to Edmonton, Alberta and has 159 miles of associated gathering pipelines and (ii) a 188-mile, 10-inch pipeline to transport diluent north from Edmonton to our Nipisi truck terminal in Northern Alberta.

In late 2015, our Indigo pipeline project, which would have connected to our Rainbow system, was canceled as a result of the committed shipper’s decision to cancel development of its thermal in situ project located in Alberta, Canada. We have been reimbursed for our costs incurred on this project.

Rangeland System.  We own a 100% interest in the Rangeland system. The Rangeland system consists of a 670 mile, 8-inch to 16-inch mainline pipeline and approximately 500 miles of 3-inch to 8-inch gathering pipelines. The Rangeland system transports NGL mix, butane, condensate, light sweet crude oil and light sour crude oil either north to Edmonton or south to the U.S./Canadian border near Cutbank, Montana, where it connects to our Western Corridor system.

South Saskatchewan System. We own a 100% interest in the South Saskatchewan system. This system consists of a 160 mile, 16-inch mainline from Cantuar to Regina, Saskatchewan and 186 miles of 4-inch to 12-inch gathering pipelines from the Rapdan area to Cantuar. The South Saskatchewan system has capacity to transport approximately 68,000 barrels per day of heavy crude oil from gathering areas in southern Saskatchewan to Enbridge’s mainline at Regina.

NGL Pipelines

Co-Ed NGL Pipeline System.  We own and operate the Co-Ed NGL Pipeline system, which consists of approximately 630 miles of 3-inch to 10-inch pipeline. This pipeline system gathers NGL from approximately 35 field gas processing plants located in Alberta, including all of the NGL produced at the Cochrane Straddle Plant. The Co-Ed NGL Pipeline system has throughput capacity of approximately 72,000 barrels per day to our NGL facilities at Fort Saskatchewan.

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

Revenues generated in this segment primarily include (i) fees that are generated from storage capacity agreements, (ii) terminal throughput fees that are generated when we receive crude oil, refined products or NGL from one connecting source and deliver the applicable product to another connecting carrier, (iii) loading and unloading fees at our rail terminals, (iv) fees from NGL fractionation and isomerization services, (v) fees from natural gas and condensate processing services and (vi) fees associated with natural gas park and loan activities, interruptible storage services and wheeling and balancing services.

As of December 31, 2015, we owned, operated or employed a variety of long-term physical assets throughout the United States and Canada in this segment, including:

•                  approximately 80 million barrels of crude oil and refined products storage capacity primarily at our terminalling and storage locations;

•                  approximately 25 million barrels of NGL storage capacity;

•                  approximately 97 Bcf of natural gas storage working capacity;

•                  approximately 31 Bcf of owned base gas;

•                  10 natural gas processing plants located throughout Canada and the Gulf Coast area of the United States;

•                  a condensate processing facility located in the Eagle Ford area of South Texas with an aggregate processing capacity of approximately 120,000 barrels per day;

•                  seven fractionation plants located throughout Canada and the United States with an aggregate net processing capacity of approximately 166,300 barrels per day, and an isomerization and fractionation facility in California with an aggregate processing capacity of approximately 15,000 barrels per day;

•                  28 crude oil and NGL rail terminals located throughout the United States and Canada. See “Rail Facilities” below for an overview of various terminals and “Supply and Logistics” regarding our use of railcars;

•                  six major marine facilities in the United States with an aggregate load capacity of 107,000 barrels per hour, including vapor recovery rates, and an aggregate unload capacity of 182,000 barrels per hour; and

•                  approximately 1,100 miles of active pipelines that support our facilities assets, consisting primarily of NGL and natural gas pipelines.

The following is a tabular presentation of our active Facilities segment storage and service assets in the United States and Canada as of December 31, 2015, grouped by product and service type, with capacity and volume as indicated:

Crude Oil and Refined Products Storage Facilities	Total Capacity (MMBbls)
Cushing	21
LA Basin	8
Martinez and Richmond	5
Mobile and Ten Mile	5
Patoka	6
St. James	11
Yorktown (1)	5
Other (2)	19
80

NGL Storage Facilities	Total Capacity (MMBbls)
Bumstead	4
Fort Saskatchewan	5
Sarnia Area	9
Tirzah	1
Other	6
25

Natural Gas Storage Facilities	Total Capacity (Bcf)
Salt-caverns and Depleted Reservoir	97

Natural Gas Processing Facilities (3)	Ownership Interest	Total Gas Inlet Volume (4) (Bcf/d)	Net Gas Processing Capacity (5) (Bcf/d)
United States Gulf Coast Area	100%	0.2	0.6
Canada	36-100%	1.1	5.4
		1.3	6.0

Condensate Stabilization Facility	Total Capacity (Bbls/d)
Gardendale	120,000

NGL Fractionation and Isomerization Facilities	Ownership Interest	Total Spec Product (4) (Bbls/d)	Net Capacity (Bbls/d)
Fort Saskatchewan	21-100%	26,760	51,300
Sarnia	62-84%	60,345	90,000
Shafter	100%	6,520	15,000
Other	82-100%	9,775	25,000
		103,400	181,300

Rail Facilities	Ownership Interest	Loading Capacity (5) (Bbls/d)	Unloading Capacity (5) (Bbls/d)
Crude Oil Rail Facilities	50-100%	382,000	350,000

	Ownership Interest	Number of Rack Spots	Number of Storage Spots
NGL Rail Facilities (6)	50-100%	258	1,128

(1)                                     Amount includes approximately 1 million barrels of capacity for which we hold lease options (all of which have been exercised).

(2)                                     Amount includes approximately 2 million barrels of storage capacity associated with our crude oil rail terminal operations.

(3)                                     While natural gas processing inlet volumes and capacity amounts are presented, they currently are not a significant driver of our segment results.

(4)                                     Represents average volumes net to our share for the entire year.

(5)                                     Capacity transported will vary according to specification of product moved.

(6)                                     Our NGL rail terminals are predominately utilized for internal purposes specifically for our supply and logistics activities.  See our “Supply and Logistics Segment” discussion following this section for further discussion regarding the use of our rail terminals.

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

Since 1999, we have completed multiple expansions that have increased the capacity of the Cushing Terminal to a total of 21 million barrels. In 2015, we added approximately 1.4 million barrels of storage and we expect to add approximately 1.6 million barrels of storage capacity during 2016.

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

Martinez and Richmond Terminals.  We own two terminals in the San Francisco, California area: a terminal at Martinez (which provides refined product and crude oil service) and a terminal at Richmond (which provides refined product and black oil service). Our San Francisco area terminals have 5 million barrels of combined storage capacity and are connected to area refineries through a network of owned and third-party pipelines that carry crude oil and refined products to and from area refineries. These terminals have dock facilities and our Richmond terminal is also able to receive product by rail.

Mobile and Ten Mile Terminal.  We have a marine terminal in Mobile, Alabama (the “Mobile Terminal”) that has current useable capacity of 2 million barrels. Approximately 4 million barrels of additional storage capacity is available at our nearby Ten Mile Facility, which is connected to our Mobile Terminal via a 36-inch pipeline. Of this capacity, approximately 3 million barrels supports our Facilities segment operations, with the remaining storage supporting our Transportation segment assets.

The Mobile Terminal is equipped with a ship/tanker dock, barge dock, truck unloading facilities and various third-party connections for crude oil movements to area refiners. Additionally, the Mobile Terminal serves as a source for imports of foreign crude oil to PADD II refiners through our Mississippi/Alabama pipeline system, which connects to the Capline Pipeline at our station in Liberty, Mississippi. Our Ten Mile Facility is connected to our Pascagoula Pipeline.

Patoka Terminal.  Our Patoka Terminal has 6 million barrels of storage capacity and includes an associated manifold and header system at the Patoka Interchange located in southern Illinois. Our terminal has access to all major pipelines and terminals at the Patoka Interchange. Patoka is a growing regional hub with access to domestic and foreign crude oil for certain volumes moving north on the Capline Pipeline as well as Canadian barrels moving south.

St. James Terminal.  We have 11 million barrels of crude oil storage capacity at the St. James crude oil interchange in Louisiana, which is one of the three most liquid crude oil interchanges in the United States. The facility is connected to major pipelines and other terminals and includes a manifold and header system that allows for receipts and deliveries with connecting pipelines at their maximum operating capacity. In addition, this facility includes a marine dock that is able to receive from, and load, tankers and barges and is also connected to our rail unloading facility. See “Rail Facilities” below for further discussion. In 2015, we added approximately 1 million barrels of storage capacity to the St. James terminal, and we expect to add approximately 1.5 million barrels of capacity in 2016.

Yorktown Terminal.  We have 5 million barrels of storage for crude oil and refined products at our Yorktown facility located in Virginia, including approximately 1 million barrels of capacity for which we hold lease options (all of which have been exercised). The Yorktown facility has its own deep-water port on the York River with the capacity to service the receipt and delivery of product from ships and barges. This facility also has an active truck rack and rail capacity.  See “Rail Facilities” below for further discussion.

Corpus Christi. We own a 50% interest in Eagle Ford Terminals, which is currently developing a terminal in Corpus Christi, Texas that will be capable of loading ocean going vessels at a rate of 20,000 barrels per hour. Initial storage capacity of the terminal will be 1.2 million barrels.  The facility will have access to production from both the Eagle Ford and the Permian Basin through the Eagle Ford joint venture pipeline and is expected to be placed in service in 2018. Enterprise owns the remaining 50% interest in Eagle Ford Terminals.

NGL Storage Facilities

Bumstead.  The Bumstead facility is located at a major rail transit point near Phoenix, Arizona. With 4 million barrels of useable capacity, the facility’s primary assets include three salt-dome storage caverns, a 30-car rail track and six truck racks.

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

During 2013, we began upgrading our Fort Saskatchewan storage capacity as part of a multi-phase expansion. The first phase of the expansion will add two new NGL storage caverns each with a capacity of 350,000 barrels and will convert approximately 2.4 million barrels of existing NGL mix storage capacity to propane and condensate storage supported by the addition of approximately 2.4 million barrels of new brine pond capacity. Additionally, as part of the first phase of the project, we expanded our propane truck loading capabilities and added new butane truck loading, which came in service in early 2015. The second phase of the project will see the development of two new ethane caverns totaling 1.6 million barrels of capacity which are supported by long-term commitments from third parties.

Sarnia Area.  Our Sarnia Area facility consists of (i) our Sarnia facility, (ii) our Windsor storage terminal and (iii) our St. Clair terminal. The Sarnia facility is a large NGL fractionation, storage and shipping facility located on a 380–acre plant site in the Sarnia Chemical Valley. There are 36 multi-product railcar loading spots, 4 multi-product truck loading racks and a network of 14 pipelines providing product delivery capabilities to our Windsor, St. Clair and Green Springs terminal facilities, in addition to refineries, chemical plants and other pipeline systems in the area. The facility has approximately 4 million barrels of useable storage capacity. In 2012, we initiated a brine disposal program that will facilitate the removal of excess brine via truck from our Sarnia facility. The project increased useable NGL storage capacity at the facility by 1 million barrels in 2015, and is expected to increase capacity by as much as 3 million barrels when completed.

The Windsor storage terminal in Windsor, Canada, is a pipeline hub and underground storage facility. The facility is served by three of our receipt/dispatch pipelines and rail and truck offloading. There are eight storage caverns on site with a useable capacity of approximately 3 million barrels. The terminal assets include 16 multi-product rail tank car loading spots and a propane truck loading rack. In 2014, we initiated a brine disposal program that will facilitate the removal of excess brine via pipeline from our Windsor storage terminal. The project is expected to increase useable NGL storage capacity at the facility by approximately 1 million barrels.

The St. Clair terminal is a propane, isobutane and butane storage and distribution facility located in St. Clair, Michigan and is connected to the Sarnia facility via one of our pipelines. On site are five storage caverns with useable capacity of approximately 2 million barrels and 28 multi-product rail tank car loading spots.

Tirzah.  The Tirzah facility is located in South Carolina and consists of an underground granite storage cavern with approximately 1 million barrels of useable capacity. The Tirzah facility is connected to the Dixie Pipeline System (a third-party system) via our 63-mile pipeline.

Natural Gas Storage Facilities

We own three FERC regulated natural gas storage facilities located in the Gulf Coast and Midwest that are permitted for 149 Bcf of working gas capacity, and as of December 31, 2015, we had an aggregate working gas capacity of approximately 97 Bcf in service. Our facilities have aggregate peak daily injection and withdrawal rates of 4.1 Bcf and 6.4 Bcf, respectively.

Our natural gas storage facilities are strategically located and have a diverse group of customers, including utilities, pipelines, producers, power generators, marketers and liquefied natural gas (“LNG”) exporters, whose storage needs vary from traditional seasonal storage services to hourly balancing. We are located near several major market hubs, including the Henry Hub (the delivery point for NYMEX natural gas futures contracts), the Carthage Hub (located in East Texas), the Perryville Hub (located in North Louisiana), and the major market hubs of Chicago, Illinois and Dawn, Ontario. Our facilities have 22 direct interconnects with third party interstate pipelines, industrial facilities and gas fired power plants, serving markets in the Gulf Coast, Midwest, Mid-Atlantic, Northeast, and Southeast regions of the United States and the Southeastern portion of Canada.

Natural Gas Processing Facilities

We own and/or operate four straddle plants and two field gas processing plants located in Western Canada with an aggregate net natural gas processing capacity of approximately 5.4 Bcf per day and long-term liquid supply contracts relating to a third-party owned straddle plant with gross processing capacity of approximately 2.5 Bcf per day. We also own and operate four natural gas processing plants located in Louisiana and Alabama with an aggregate natural gas processing capacity of approximately 0.6 Bcf per day.

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

We recently approved a project to expand our fractionation capacity to provide producers with additional fractionation infrastructure necessary to develop the significant liquids-rich natural gas reserves in western Canada.  Upon our target completion date in mid-2017, this expansion will increase capacity to produce a combination of spec NGL products and NGL mix by 20,000 barrels per day. This project is supported by long-term commitments from third parties.

Sarnia.  The Sarnia Fractionator is the largest fractionation plant in Eastern Canada and receives NGL feedstock from the Enbridge Pipeline and from refineries, gas plants and chemical plants in the area. The fractionation unit has a net useable capacity of 90,000 barrels per day and produces specification propane, isobutane, normal butane and natural gasoline. Our ownership in the various processing units at the Sarnia Fractionator ranges from 62% to 84%.

Shafter.  Our Shafter facility located near Bakersfield, California provides isomerization and fractionation services to producers and customers. The primary assets consist of approximately 200,000 barrels of NGL storage and a processing facility with butane isomerization capacity of approximately 15,000 barrels per day including NGL fractionation capacity of approximately 12,000 barrels per day.

During 2015, we commissioned an approximate 40-mile NGL pipeline system capable of delivering up to 10,000 barrels per day from California Resources Corporation’s Elk Hills Gas plant to our Shafter facility, increased our storage capacity by 30,000 barrels and added 10,000 barrels per day of rail capacity.

Condensate Processing Facility

Our Gardendale condensate processing facility located in La Salle County, Texas is designed to extract natural gas liquids from condensate and is adjacent to our Gardendale terminal and rail facility. We completed an expansion of the facility in the second half of 2015, bringing the total processing capacity of the facility to 120,000 barrels per day. The facility has useable storage capacity of 160,000 barrels.  In 2015, we also placed in service a ten mile pipeline that connects to a third party pipeline delivering NGL to Mont Belvieu. Throughput at the Gardendale processing facility is supplied by long-term commitments from producers.

Rail Facilities

Crude Oil Rail Loading Facilities

We own seven active crude oil and condensate rail loading terminals, six of which service production in the Niobrara, Eagle Ford, Permian Basin and Bakken shale formations and have a combined loading capacity of approximately 322,000 barrels per day. These facilities are located in Carr, Colorado; Tampa, Colorado; Gardendale, Texas; McCamey, Texas; Manitou, North Dakota; and Van Hook, North Dakota. Our rail terminal in Western Canada near Kerrobert, Saskatchewan was placed in service in the fourth quarter of 2015, with an initial capacity of approximately 60,000 barrels per day.

Crude Oil Rail Unloading Facilities

We own three active crude oil rail unloading terminals that have a combined unloading capacity of approximately 350,000 barrels per day. Our terminal at St. James, Louisiana is connected to our rail unloading facility that has an unload capacity of 140,000 barrels of sweet crude oil per day. In late 2015, we commissioned a project to enhance our St. James rail facility with capability to receive heavy crude oil. Our Yorktown, Virginia rail facility receives unit trains and has an unload capacity of approximately 140,000 barrels per day, and our Bakersfield, California rail facility receives unit trains and has permitted capacity to unload 70,000 barrels per day.

NGL Rail Facilities

We own 21 operational NGL rail facilities strategically located near NGL storage, pipelines, gas production or propane distribution centers throughout the United States and Canada. Our NGL rail facilities currently have 258 railcar rack spots and 1,128 railcar storage spots and we have the ability to switch our own railcars at six of these terminals.

We have approved a number of expansion projects at our Fort Saskatchewan facility, including a 60 car per day propane rail loading facility, which we plan to place in service in 2016.

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

In addition to hedged working inventories associated with its merchant activities, as of December 31, 2015, our Supply and Logistics segment also owned significant volumes of crude oil and NGL classified as long-term assets and linefill or minimum inventory requirements and employed a variety of owned or leased physical assets throughout the United States and Canada, including approximately:

•                  13 million barrels of crude oil and NGL linefill in pipelines owned by us;

•                  5 million barrels of crude oil and NGL linefill in pipelines owned by third parties and other long-term inventory;

•                  990 trucks and 1,100 trailers; and

•                  10,100 crude oil and NGL railcars.

In connection with its operations, our Supply and Logistics segment secures transportation and facilities services from our other two segments as well as third-party service providers under month-to-month and multi-year arrangements. Intersegment sales are based on posted tariff rates, rates similar to those charged to third parties or rates that we believe approximate market rates. However, certain terminalling and storage rates recognized within our Facilities segment are discounted to our Supply and Logistics segment to reflect the fact that these services may be canceled on short notice to enable the Facilities segment to provide services to third parties, generally under longer term arrangements.

The following table shows the average daily volume of our supply and logistics activities for the year ended December 31, 2015:

Volumes (MBbls/d)
Crude oil lease gathering purchases	943
NGL sales	223
Waterborne cargos	2
Supply and Logistics activities total	1,168

Crude Oil and NGL Purchases.  We purchase crude oil and NGL from multiple producers under contracts and believe that we have established long-term, broad-based relationships with the crude oil and NGL producers in our areas of operations. Our crude oil contracts generally range in term from thirty-day evergreen to five years, with the majority ranging from thirty days to one year and a limited number of contracts with remaining terms extending up to ten years. We utilize our truck fleet, railcars and pipelines as well as leased railcars, third-party pipelines, trucks and barges to transport the crude oil to market. In addition, from time to time, we purchase foreign crude oil. Under these contracts we may purchase crude oil upon delivery in the United States or we may purchase crude oil in foreign locations and transport it on third-party tankers. From time to time, we enter into various types of purchase and exchange transactions including fixed price purchase contracts, collars, financial swaps and crude oil and NGL-related futures contracts as hedging devices.

We purchase NGL from producers, refiners and other NGL marketing companies under contracts that typically have ranged from immediate delivery to one year in term. In the last few years, we have implemented an increasing number of contracts with longer terms to firm up capacity utilization and base-load expansion projects. We utilize our trucking fleet and pipeline network, as well as leased railcars, third-party tank trucks and third-party pipelines to transport NGL.

In addition to purchasing crude oil from producers, we purchase both domestic and foreign crude oil in bulk at major pipeline terminal locations, rail facilities and barge facilities. We also purchase NGL in bulk at major pipeline terminal points and storage facilities from major integrated oil companies, large independent producers or other NGL marketing companies or processors. Crude oil and NGL are purchased in bulk when we believe additional opportunities exist to realize margins further downstream in the crude oil or NGL distribution chain. The opportunities to earn additional margins vary over time with changing market conditions. Accordingly, the margins associated with our bulk purchases will fluctuate from period to period.

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

We sell our crude oil to major integrated oil companies, independent refiners and other resellers in various types of sale and exchange transactions. Our crude oil sales contracts generally range in term from thirty-day evergreen to five years, with the majority ranging from thirty days to one year and a limited number of contracts extending up to seven years. We sell NGL primarily to propane and refined product retailers, petrochemical companies and refiners, and limited volumes to other marketers. A majority of our NGL contracts generally range in term from a thirty-day evergreen to one year. With the move to longer term (greater than one year) NGL supply contracts, longer term NGL sale contracts are also becoming more commonplace, usually with flexible pricing mechanisms to ensure the sale remains market-based for both the buyer and seller. We establish a margin for the crude oil and NGL we purchase by entering into physical sales contracts with third parties, or by entering into a future delivery obligation with respect to futures contracts on the NYMEX, ICE or over-the-counter exchanges. Through these transactions, we seek to maintain a position that is substantially balanced between purchases and sales and future delivery obligations. From time to time, we enter into various types of sale and exchange transactions including fixed price delivery contracts, collars, financial swaps and crude oil and NGL-related futures contracts as hedging devices.

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

Crude oil, NGL, natural gas and refined products commodity prices have historically been very volatile. For example, since the mid-1980s, NYMEX West Texas Intermediate (“WTI”) crude oil benchmark prices have ranged from a low of approximately $10 per barrel during 1986 to a high of over $147 per barrel during 2008. During 2015, West Texas Intermediate crude oil prices traded within a range of approximately $35 to $61 per barrel. There is also volatility within the propane and butane markets as seen through the North American benchmark price located at Mont Belvieu, Texas. Specifically, propane prices have ranged from a low of approximately 39% of the WTI benchmark price for crude oil in 2015 to a high of approximately 81% of the WTI benchmark price for crude oil in 2000.  Butane has seen a price range from a low of approximately 52% of the WTI benchmark price for crude oil in 2015 to a high of approximately 93% of the WTI benchmark price for crude oil in 2000.

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

Base level segment profit from our supply and logistics activities is dependent on our ability to sell crude oil and NGL at prices in excess of our aggregate cost. Although segment profit may be adversely affected during certain transitional periods as discussed further below, our crude oil and NGL supply, logistics and distribution operations are not directly affected by the absolute level of prices, but are affected by overall levels of supply and demand for crude oil and NGL and relative fluctuations in market-related indices.

In developing our business model and allocating our resources among our three segments, we attempt to anticipate the impacts of shifts between supply-driven markets and demand-driven markets, seasonality, cyclicality, regional surpluses and shortages, economic conditions and a number of other influences that can cause volatility and change market dynamics on a short, intermediate and long-term basis.  Our objective is to position the Partnership such that our overall annual base level of cash flow is not materially adversely affected by the absolute level of energy prices, shifts between demand-driven markets and supply-driven markets or other similar dynamics.  In recent periods, however, the market has experienced impacts from aggressive competition and overbuilt infrastructure in certain regions, which has caused supply and demand imbalances and price volatility.  In some of the areas where we operate, there has been significantly increased competition for marginal or incremental volumes from shippers on third party pipelines who have committed to ship more production than they have and are purchasing barrels in the market for shipment on the applicable third party pipeline in satisfaction of their transportation commitments, often doing so at a loss because the loss on sale of the purchased crude oil will be less than the amount of the take-or-pay obligation on the pipeline.  This type of activity has put downward pressure on volumes and margins across our three business segments.  While recent market conditions have been challenging, we believe the complementary, balanced nature of our business activities and diversification of our asset base among varying regions and demand-driven and supply-driven markets provides us with the opportunity to generate a base level of cash flow in a variety of market scenarios.

In addition to providing the opportunity to generate a base level of cash flow, this approach is also intended to provide opportunities to realize incremental margin during volatile market conditions. For example, if crude oil prices are high relative to historical levels, we may hedge some of our expected pipeline loss allowance barrels, and if crude oil prices are low relative to historical prices, we may hedge a portion of our anticipated diesel purchases needed to operate our trucks and barges.  Also, during periods when supply exceeds the demand for crude oil, NGL or natural gas in the near term, the market for such product is often in contango, meaning that the price for future deliveries is higher than current prices. In a contango market, entities that have access to storage at major trading locations can purchase crude oil, NGL or natural gas at current prices for storage and simultaneously sell forward such products for future delivery at higher prices.

The combination of fee-based cash flow from our Transportation and Facilities segments, complemented by a number of diverse, flexible and counter-balanced sources of cash flow within our Supply and Logistics segment is intended to provide us with the opportunity to generate a base level of cash flow and provide upside opportunities.  In executing this business model, we employ a variety of financial risk management tools and techniques, predominantly in our Supply and Logistics segment.

During certain transitional periods, such as this extended period of lower crude oil prices, the ability to generate above base line performance is challenging, and taking into account the over-capacity of midstream assets that currently exists in most crude oil producing regions, generating even baseline level performance will be challenging. See “Global Petroleum Market Overview” above for additional discussion regarding market conditions.

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

Our policy is generally to structure our purchase and sales contracts so that price fluctuations do not materially affect our operating income, and not to acquire and hold physical inventory or derivatives for the purpose of speculating on outright commodity price changes. Although we seek to maintain a position that is substantially balanced within our supply and logistics activities, we purchase crude oil, NGL and natural gas from thousands of locations and may experience net unbalanced positions for short periods of time as a result of production, transportation and delivery variances as well as logistical issues associated with inclement weather conditions and other uncontrollable events that may occur. When unscheduled physical inventory builds or draws do occur, they are monitored constantly and managed to a balanced position over a reasonable period of time. This activity is monitored independently by our risk management function and must take place within predefined limits and authorizations.

Geographic Data; Financial Information about Segments

See Note 18 to our Consolidated Financial Statements.

Customers

Marathon Petroleum Corporation and its subsidiaries accounted for approximately 17%, 17% and 15% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively. ExxonMobil Corporation and its subsidiaries accounted for approximately 13%, 15% and 13% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Phillips 66 and its subsidiaries accounted for approximately 11% of our revenues for the year ended December 31, 2013. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2015, 2014 and 2013. The majority of revenues from these customers pertain to our supply and logistics operations. The sales to these customers occur at multiple locations and we believe that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that we would not be able to identify and access a replacement market at comparable margins.  For a discussion of customers and industry concentration risk, see Note 13 to our Consolidated Financial Statements.

Competition

Competition among pipelines is based primarily on transportation charges, access to producing areas and supply regions and demand for crude oil and NGL by end users. We believe that high capital requirements, environmental considerations and the difficulty in acquiring rights-of-way and related permits, together with the fact that many of the producing basins in the United States and Canada currently have excess take-away capacity (whether by pipeline or rail), make it unlikely that new competing pipeline systems comparable in size and scope to our pipeline systems (and excluding those already publicly announced to be under development or construction) will be built in the foreseeable future. However, to the extent there are already third-party owned pipelines or owners with joint venture pipelines with excess capacity in the vicinity of our operations, we are exposed to significant competition based on the relatively low cost of moving an incremental barrel of crude oil or NGL. In the current environment, such competition for marginal or incremental volumes has been exacerbated in some areas by shippers on third party pipelines who have committed to ship more production than they have and are purchasing barrels in the market and shipping them on the applicable third party pipeline in satisfaction of their commitment. This type of activity reduces the pool of incremental barrels that would otherwise be available for transport on our pipelines. In addition, in areas where additional infrastructure is necessary to accommodate new or increased production or changing product flows, we face competition in providing the required infrastructure solutions as well as the risk of building capacity in excess of sustained demand. Depending upon the specific movement, pipelines, which generally offer the lowest cost of transportation, may also face competition from other forms of transportation, such as rail and barge. Although these alternative forms of transportation are typically higher cost, they can provide access to alternative markets at which a higher price may be realized for the commodity being transported, thereby overcoming the increased transportation cost.

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

Regulation

Our assets, operations and business activities are subject to extensive legal requirements and regulations under the jurisdiction of numerous federal, state, provincial and local agencies. Many of these agencies are authorized by statute to issue, and have issued, requirements binding on the pipeline industry, related businesses and individual participants. The failure to comply with such legal requirements and regulations can result in substantial fines and penalties, expose us to civil and criminal claims, and cause us to incur significant costs and expenses. In all material respects, we believe that we are in substantial compliance with the various laws, rules and regulations that apply to our assets, operations and business activities; however, we can provide no assurances in that regard. See “Risk Factors—Risks Relating to Our Business—Our operations are also subject to laws and regulations relating to protection of the environment and wildlife, operational safety, climate change and related matters that may expose us to significant costs and liabilities.” At any given time there may be proposals, provisional rulings or proceedings in legislation or under governmental agency or court review that could affect our business. The regulatory burden on our assets, operations and activities increases our cost of doing business and, consequently, affects our profitability. We can provide no assurance that the increased costs associated with any new or proposed laws, rules or regulations will not be material. We may at any time also be required to apply significant resources in responding to governmental requests for information and/or enforcement actions. In 2010 we settled by means of separate Consent Decrees, two Department of Justice (“DOJ”)/Environmental Protection Agency (“EPA”) proceedings regarding certain releases of crude oil.  One Consent Decree applied to our crude oil pipelines in general and was terminated in November 2013. The remaining Consent Decree applies to a specific system. Although we believe that all material aspects of the injunctive elements of the remaining Consent Decree (costs and operational effects) have been incorporated into our budgeting and planning process, future proceedings could result in additional injunctive remedies, the effect of which would subject us to operational requirements and constraints.

The following is a discussion of certain, but not all, of the laws and regulations affecting our operations.

Environmental, Health and Safety Regulation

General

Our operations involving the storage, treatment, processing and transportation of liquid hydrocarbons, including crude oil, are subject to stringent federal, state, provincial and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment. As with the industry generally, compliance with these laws and regulations increases our overall cost of doing business, including our capital costs to construct, maintain and upgrade equipment and facilities. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial liabilities and the issuance of injunctions that may subject us to additional operational constraints. Environmental and safety laws and regulations are subject to changes that may result in more stringent requirements, and we cannot provide any assurance that compliance with current and future laws and regulations will not have a material effect on our results of operations or earnings. A discharge of hazardous liquids into the environment could, to the extent such event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and any claims made by third parties. The following is a summary of some of the environmental, health and safety laws and regulations to which our operations are subject.

Pipeline Safety/ Integrity Management

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

United States

The HLPSA was amended by the Pipeline Safety Improvement Act of 2002 and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. These amendments have resulted in the adoption of rules by the Department of Transportation (“DOT”) that require transportation pipeline operators to implement integrity management programs, including frequent inspections, correction of identified anomalies and other measures, to ensure pipeline safety in “high consequence areas” such as high population areas, areas unusually sensitive to environmental damage, and commercially navigable waterways. In the United States, our costs associated with the inspection, testing and correction of identified anomalies were approximately $107 million in 2015, $107 million in 2014 and $57 million in 2013. Based on currently available information, our preliminary estimate for 2016 is that we will incur approximately $65 million in capital expenditures and approximately $37 million in operational expenditures associated with our required pipeline integrity management program. Significant additional expenses could be incurred if new or more stringently interpreted pipeline safety requirements are implemented. In addition to required activities, our integrity management program includes several voluntary, multi-year initiatives designed to prevent incidents. Costs incurred for such activities were approximately $33 million in 2015, $21 million in 2014 and $22 million in 2013, and our preliminary estimate for 2016 is that we will incur approximately $30 million of such costs.

In 2012, the “Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011” (the “2011 Act”) became effective. Under the 2011 Act, maximum civil penalties for certain violations have been increased from $100,000 to $200,000 per violation per day, and from a total cap of $1 million to $2 million. In addition, the 2011 Act reauthorized the federal pipeline safety programs of PHMSA through September 30, 2015, and directs the Secretary of Transportation to undertake a number of reviews, studies and reports, some of which may result in additional natural gas and hazardous liquids pipeline safety rulemaking. A number of the provisions of the 2011 Act have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs.

The Senate Committee on Commerce, Science & Transportation passed the “Securing America’s Future Energy: Protecting Infrastructure of Pipelines and Enhancing Safety Act” (“SAFE PIPES Act”) on December 9, 2015. This bill would (i) reauthorize PHMSA through fiscal year 2019, (ii) require reports to Congress on the status of rulemaking efforts in the areas of integrity management, leak detection and accident and incident notification, (iii) require PHMSA to initiate new rulemaking for underground natural gas storage facilities and (iv) require PHMSA to define the Great Lakes as an ecological resource under 49 CFR 195.6 (b).  The committee has sent the bill to the Senate for further consideration.

In October 2015, PHMSA published a Notice of Proposed Rulemaking (“NPRM”) in the Federal Register proposing to make changes to the hazardous liquid pipeline safety regulations.  PHMSA is proposing to make the following changes to the regulations:

•                  Extend reporting requirements to all hazardous liquid gravity and gathering lines;

•                  Require inspections of pipelines in areas affected by extreme weather, natural disasters, and other similar events;

•                  Use of leak detection systems on hazardous liquid pipelines in all locations;

•                  Modify the provisions for making pipeline repairs;

•                  Require that all pipelines subject to the Integrity Management requirements be capable of accommodating inline inspection tools within 20 years; and,

•                  Clarifications to improve certainty and compliance to certain existing regulations.

A number of the provisions of this NPRM have the potential to cause owners and operators of pipeline facilities to incur significant capital expenditures and/or operating costs.  It is not known when, or in what form, this proposed rulemaking will become final. More recently, in February 2016, PHMSA issued an advisory bulletin for natural gas storage facility operators in response to the leak at a third-party gas storage facility in Southern California. PHMSA indicated when it issued the advisory bulletin that additional regulations related to safety standards for natural gas storage facilities are likely forthcoming. At this time, we cannot predict the impact of any future regulatory actions in this area.

If approved by PHMSA, states may assume responsibility for enforcing federal interstate pipeline regulations as agents for PHMSA and conduct inspections of interstate pipelines. In practice, states vary in their authority and capacity to address pipeline safety.

The California Governor approved the following three bills on October 8, 2015 related to pipeline safety:

•      The Oil Spill Response Bill allows volunteer cleanup crews to be paid as contractors, requires oil skimmers to be placed along the coastline at all times, and prohibits the use of dispersants until EPA issues rules on dispersant safety.

•      The Pipeline Safety: Inspections Bill mandates annual pipeline inspections commencing January 1, 2017, with the State Fire Marshal responsible for annually inspecting all intrastate pipelines and operators of intrastate pipelines under the jurisdiction of the State Fire Marshal.

•      The Oil Spill Response: Environmentally and Ecologically Sensitive Areas Bill requires automatic shut-offs for pipelines located in environmentally sensitive areas.

Efforts are now underway to draft regulations in order to adopt the provisions of the bills by early 2017. We cannot currently predict the impact and costs of these new laws, and any associated regulations, on our operations.

The DOT has issued guidelines with respect to securing regulated facilities against terrorist attack. We have instituted security measures and procedures in accordance with such guidelines to enhance the protection of certain of our facilities. We cannot provide any assurance that these security measures would fully protect our facilities from an attack.

The DOT has adopted American Petroleum Institute Standard 653 (“API 653”) as the standard for the inspection, repair, alteration and reconstruction of steel aboveground petroleum storage tanks subject to DOT jurisdiction. API 653 requires regularly scheduled inspection and repair of tanks remaining in service. In the United States, our costs associated with this program were approximately $33 million, $32 million and $26 million in 2015, 2014 and 2013, respectively. For 2016, we have budgeted approximately $34 million in connection with continued API 653 compliance activities and similar new EPA regulations for tanks not regulated by the DOT. Certain storage tanks may be taken out of service if we believe the cost of compliance will exceed the value of the storage tanks or replacement tankage may be constructed.

Canada

In Canada, the NEB and provincial agencies such as the Alberta Energy Regulator (“AER”) and the Saskatchewan Ministry of Economy regulate the safety and integrity management of pipelines and storage tanks used for hydrocarbon transmission. We have incurred and will continue to incur costs related to such regulatory requirements.

In June 2015, the Pipeline Safety Act, SC 2015, c. 21 received royal assent. Upon coming into force in June 2016, it will amend the National Energy Board Act and the Canada Oil and Gas Operations Act in order to strengthen the safety and security of pipelines regulated under those acts. It reinforces the “polluter pays” principle, such that operators of pipelines are liable for costs and damages for all unintended or uncontrolled releases of oil, gas, or other substances. Canada will be the first country to introduce absolute liability, irrespective of fault, for all costs and damages resulting from an uncontrolled release of oil, gas or other commodity from a major pipeline (i.e. with transport capacity over 250,000 barrels per day), or otherwise as prescribed by regulation for pipelines with lower capacity, up to $1 billion. In instances involving fault or negligence, liability will continue to be unlimited. Additionally, operators will be required to maintain the financial resources necessary to meet the applicable absolute liability obligations imposed under the Act. Finally, the Act imposes more stringent requirements with respect to abandoned pipelines, including an obligation to maintain adequate funds to pay for abandonment costs.

In addition to required activities, our Canadian integrity management program includes several voluntary, multi-year programs designed to prevent incidents, such as upgrades to our operating and maintenance programs and systems and upgrades to our pipeline watercourse crossing integrity program. Between such required and elective activities, we spent approximately $66 million, $66 million and $90 million in 2015, 2014 and 2013, respectively. Our preliminary estimate for 2016 is approximately $66 million.

We cannot predict the potential costs associated with additional, future regulation. Significant additional expenses could be incurred, and additional operational requirements and constraints could be imposed, if new or more stringently interpreted pipeline safety requirements are implemented.

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

Solid Waste

We generate wastes, including hazardous wastes, which are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended (“RCRA”), and analogous state and provincial laws. Many of the wastes that we generate are not subject to the most stringent requirements of RCRA because our operations generate primarily oil and gas wastes, which currently are excluded from consideration as RCRA hazardous wastes. It is possible, however, that in the future, oil and gas wastes may be included as hazardous wastes under RCRA, in which event our wastes will be subject to more rigorous and costly disposal requirements, resulting in additional capital expenditures or operating expenses.

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

Air Emissions

Our United States operations are subject to the United States Clean Air Act (“Clean Air Act”), comparable state laws and associated state and federal regulations. In October 2015, the U.S. EPA promulgated a revised ambient standard for ozone.  While full implementation of the standard may take a number of years, the revised standard could make air permit for sources of volatile organic compounds (such as crude oil tank farms) more difficult to obtain in some areas.

Our Canadian operations are subject to federal and provincial air emission regulations. New Canadian standards for air quality and industrial air emissions were implemented in May 2013. The new standards provide more stringent objectives for outdoor air quality, including a long term (annual) target for fine particulate matter. Under these laws, permits may be required before construction can commence on a new or modified source of potentially significant air emissions, and operating permits may be required for sources already constructed.

As a result of the changing requirements in both Canada and the United States such as those mentioned above, we may be required to incur certain capital and operating expenditures in the next several years to install air pollution control equipment and otherwise comply with more stringent federal, state, provincial and regional air emissions control requirements when we attempt to obtain or maintain permits and approvals for sources of air emissions. We can provide no assurance that future compliance obligations will not have a material adverse effect on our financial condition or results of operations.

Climate Change Initiatives

United States

The EPA has adopted rules for the reporting of carbon dioxide, methane and other greenhouse gases (“GHG”) from certain sources.  Fewer than ten of our facilities are presently subject to the federal GHG reporting requirements.  These include facilities with combustion GHG emissions and potential fugitive emissions above the reporting thresholds.  We import sufficient quantities of finished fuel products into the United States to be required to report that activity as well.  We also continue to monitor GHG emissions for our facilities and activities.

The EPA has also promulgated regulations establishing Title V and Prevention of Significant Deterioration permitting requirements for certain large sources of GHGs. Fewer than ten of our existing facilities are potential major sources of GHG subject to these permitting requirements. We may be required to install “best available control technology” or (“BACT”) to limit emissions of GHGs from any new or significantly modified facilities that we may seek to construct in the future if they emit quantities of GHGs that trigger the requirements of these regulations. For facilities such as ours, BACT will normally take the form of enhanced energy efficiency measures rather than post-combustion GHG capture requirements. We do not anticipate that the imposition of enhanced energy efficiency requirements will have a material adverse effect on the cost of our operations.

In 2015, the EPA proposed regulations that, if adopted in 2016 as proposed, would require significant reductions in fugitive methane emissions from certain upstream and midstream oil and gas facilities. We do not expect the cost of complying with these rules to have a material effect on the cost of our operations.

California has implemented a GHG cap-and-trade program, authorized under Assembly Bill 32 (“AB32”). Through 2014, California’s cap-and-trade program has only applied to large industrial facilities. The California Air Resources Board has published a list of facilities that are subject to this program. At this time, the list only includes one of our facilities, the Lone Star Gas Liquids facility in Shafter, California because it is a significant combustion source. As a result, compliance instruments for GHG emissions were purchased in 2015.

On January 1, 2015, the AB32 regulations for the first time cover finished fuel providers and importers. California finished fuels providers (refiners and importers) will be required to purchase GHG emission credits for finished fuel sold in or imported into California. The rules implementing the AB32 program were finalized in December 2011. The compliance requirements of the GHG cap-and-trade program through 2020 are being phased in. The California Air Resources Board is currently developing a scoping plan for AB32 compliance obligations after the year 2020. We will be reporting associated GHG emissions for finished fuels imported and exported across California borders and will be subject to the cap and trade program in 2016.

Executive Order B-30-15 was signed by California’s Governor in mid-year 2015. This Executive Order will require a 40% reduction in GHG emissions from the 1990 baseline level by 2030. The current 2020 goals for GHG emissions reductions are at 15% below the 1990 baseline level.  Compliance with this reduction requirement may necessitate the lowering of the threshold for industrial facilities required to participate in the GHG cap and trade program.  This may increase the number of PAA facilities subject to this program.

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

In December 2015, the Paris Agreement was signed at the 21st annual Conference of Parties to the United Nations Framework Convention on Climate Change (“UNFCCC”).  The Paris Agreement, upon ratification, will require signatory parties to develop and implement carbon emission reduction policies with a goal of limiting the rise in average global temperatures to 2°C or less.  This Agreement is likely to become a significant driver for future potential GHG reduction programs in the United States and Canada.

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

Canada

Federal Regulation. Along with 194 other countries, Canada is a signatory to the UNFCCC, and the previously ratified “Kyoto Protocol”, under which many nations, including Canada, agreed to limit emissions of GHGs. In December 2011, Canada formally withdrew from the Kyoto Protocol and replaced it with the “Durban Platform” committing it to develop a legally binding agreement to reduce GHG emissions, the terms of which are yet to be defined, but are to become effective in 2020.

Since 2004, companies emitting more than 100 thousand tons per year (“kt/y”) of CO2 equivalent (“CO2e”) were required to report their GHG emissions under the Greenhouse Gas Emissions Reporting Program. In 2010, this reporting threshold was reduced to 50 kt/y. Two PMC facilities meet this reporting threshold. In May 2015, the federal government announced plans to reduce its GHG emissions by 30% below 2005 levels by 2030, and formally submitted the plan to the UNFCCC.

Provincial Regulation. In 2014, Alberta introduced the Climate Change and Emissions Management Act, which provides a framework for managing GHG emissions by reducing specified gas emissions, relative to gross domestic product, to an amount that is equal to or less than 50% of 1990 levels by December 31, 2020. The accompanying regulations include the Specified Gas Emitters Regulation (the “SGER”), which imposes GHG emissions limits, the Specified Gas Reporting Regulation (the “SGRR”), which imposes GHG emissions reporting requirements, and the Administrative Penalty Regulation which sets out the penalty for non-compliance with the Climate Change and Emissions Management Act.

The SGER expires on December 31, 2017, to ensure it is reviewed for ongoing relevancy and necessity. The regulation applies to facilities in Alberta that have produced 100,000 or more tonnes of GHG emissions per year, and requires reductions in GHG emissions intensity (i.e., the quantity of GHG emissions per unit of production) from emissions intensity baselines. The SGER establishes these emissions intensity baselines. Since the regulation came into effect, PMC has one facility (Fort Saskatchewan Storage and Fractionation Facility) which currently does not meet the reduction obligation. As such, PMC has been required to submit compliance credits which have been completed by submitting payment to the Climate Change Emissions Management Fund (the “CCEMC”). On June 25, 2015, the Alberta Government announced an amendment to the SGER, which stipulates that the maximum emissions intensity reduction requirement for all facilities will be increased to 15% after January 1, 2016, and then to 20% after January 1, 2017.

Under the SGER, regulated facilities have four ways to comply with the annual emissions intensity reduction requirements: (1) improve emissions intensity at their facilities; (2) purchase Alberta-based offset credits; (3) purchase or use Emission Performance Credits (credits generated by other facilities that have reduced emissions below SGER specifications); or (4) purchase technology offset credits by contributing to Government of Alberta administered CCEMC. Payments into the CCEMC will increase to $20 per tonne of CO2 over a facility’s budget in 2016 and $30 per tonne in 2017, which will increase our operating costs in respect of the Fort Saskatchewan Storage and Fractionation Facility.

In 2015, Alberta’s newly elected Government announced the Specified Gas Emitters Amendment Regulation, which introduced a fifth way for regulated facilities to meet their net emissions intensity limit—the cogeneration compliance adjustment (“CCA”) for the year—which is to be defined in the as of yet unpublished Standard for Completing Greenhouse Gas Compliance Reports.

Following the SGER amendments, the Government of Alberta appointed the Climate Change Advisory Panel to review current climate change policies and consult with public, industry, environmental and First Nations groups on climate change strategies. On November 26, 2015, the Government of Alberta released both the panel’s Climate Leadership Report to Minister (the “Report”) and its Climate Leadership Plan (the “Plan”). The Plan highlights four key strategies to address climate change: (1) completing the phase out of coal-fired sources of electricity by 2030, with cleaner, renewable energy sources in coal’s place; (2) replacing the current emissions intensity carbon pricing program with an emissions performance standard; (3) capping oil sands emissions to 100 megatonnes per year with a carbon price for oil sands facilities; and (4) reducing methane emissions by 45% by 2025.

The Government of Alberta is still developing the details of how the Plan will be implemented, but the Report states that carbon pricing will be central to the new strategy. The Report proposes a Carbon Competitiveness Regulation (“CCR”) to replace the SGER, under which the carbon price would reach $30 per tonne by 2018. The CCR would also include elements of cap-and-trade and carbon tax regimes with distinctions between large industrial emissions (facilities emitting greater than 100,000 tonnes of GHG annually) and end-use emissions (those from transportation and heating fuels).  The Report also states that the 100 megatonne limit on oil sands facilities will be subject to exceptions for cogeneration and new upgrading capacity.

The SGRR introduces the Specified Gas Reporting Standard (the “Standard”), a document published by Alberta Environment and Parks, which sets out the minimum emission levels before facility reporting requirements begin. Under the current version of the Standard, the threshold level for submission of a specified gas report is the release of 50,000 tonnes of GHG in a calendar year. Regulated facilities must also report emissions of industrial air pollutants and comply with obligations imposed under permits. Alberta’s 2008 climate change plan set a goal of 14% absolute reduction in GHG emissions below 2005 levels in the province by 2050. Whether or not the impending climate change plan from the new Government of Alberta will align with this goal remains to be seen.

In Saskatchewan, The Management and Reduction of Greenhouse Gases Act (“MRGGA”) received royal assent on May 20, 2010; however, currently, there does not appear to be political will to progress the MRGGA.

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

With respect to our new pipeline construction activities and maintenance on our existing pipelines, Section 404 of the CWA authorizes the Army Corps of Engineers (“Corps”) to permit the discharge of dredged or fill materials into “navigable waters,” which are defined as “the waters of the United States.”  Section 404 (e) authorizes the Corps to issue permits on a nationwide basis for categories of discharges that have no more than minimal individual or cumulative environmental effects.  For the past 35 years, the Corps has authorized construction, maintenance and repair of pipelines under a streamlined nationwide permit program known as Nationwide Permit 12 (“NWP”).  The NWP is supported by strong statutory and regulatory history and was originally approved by Congress in 1977. From time to time, environmental groups have challenged the NWP; however, to date, federal courts have upheld the validity of the NWP under the CWA. We cannot predict whether future lawsuits will be filed to contest the validity of the NWP; however, in the event that a court wholly or partially strikes down the NWP, which we believe to be unlikely, we could face significant delays and financial costs when seeking project approvals from the Corps. In addition, the EPA published a final rule in May 2015 that attempted to clarify federal jurisdiction under the CWA over waters of the United States, but a number of legal challenges to this rule are pending, and implementation of the rule has been stayed nationwide. To the extent the rule expands the scope of the CWA’s jurisdiction, we could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas.

Endangered Species

New projects may require approvals and environmental analysis under federal, state and provincial laws, including the National Environmental Policy Act and the Endangered Species Act in the United States and the Species at Risk Act in Canada. The resulting costs and liabilities could materially and negatively affect the viability of such projects.

Other Regulation

Transportation Regulation

Our transportation activities are subject to regulation by multiple governmental agencies. Our historical operating costs reflect the recurring costs resulting from compliance with these regulations. The following is a summary of the types of transportation regulation that may impact our operations.

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

Energy Policy Act of 1992 and Subsequent Developments.  In October 1992, Congress passed the Energy Policy Act of 1992 (“EPAct”), which, among other things, required the FERC to issue rules to establish a simplified and generally applicable ratemaking methodology for petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. The FERC responded to this mandate by establishing a formulaic methodology for petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. The FERC reviews the formula every five years. Effective July 1, 2011, the annual index adjustment for the five year period ending June 30, 2016 will equal the producer price index for finished goods for the applicable year plus an adjustment factor of 2.65%. In December 2015, the FERC established an index level of the producer price index for finished goods plus 1.23% for the five-year period commencing July 1, 2016. Pipelines may raise their rates to the rate ceiling level generated by application of the annual index adjustment factor each year; however, a shipper may challenge such increase if the increase in the pipeline’s rates was substantially in excess of the actual cost increases incurred by the pipeline during the relevant year. If the FERC’s annual index adjustment reduces the ceiling level such that it is lower than a pipeline’s filed rate, the pipeline must reduce its rate to conform with the lower ceiling unless doing so would reduce a rate “grandfathered” by the EPAct (see below) to below the grandfathered level. A pipeline must, as a general rule, use the indexing methodology to change its rates. The FERC, however, retained cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach that may be used in certain specified circumstances. Because the indexing methodology for the next five-year period is tied to an inflation index and is not based on pipeline-specific costs, the indexing methodology could hamper our ability to recover cost increases.

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

Railcar Regulation

We own and operate a number of railcar loading and unloading facilities in the United States and Canada. In connection with these rail terminals, we own and lease a significant number of railcars. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration of the DOT, the Occupational Safety and Health Administration, as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada.

Railcar accidents involving trains carrying crude oil from North Dakota’s Bakken shale formation have led to increased regulatory scrutiny. PHMSA issued a safety advisory warning that Bakken crude may be more flammable than other grades of crude oil and reinforcing the requirement to properly test, characterize, classify, and where appropriate sufficiently degasify hazardous materials prior to and during transportation.  PHMSA also initiated “Operation Classification”, a compliance initiative involving unannounced inspections and testing of crude oil samples to verify that offerors of the materials have properly classified, described and labeled the hazardous materials before transportation.  In May 2015, PHMSA adopted a final rule that, among other things, imposes a new tank car design standard, a phase out by as early as January 2018 for older DOT-111 tank cars that are not retrofitted, and a classification and testing program for unrefined petroleum based products, including crude oil. The rule also includes new operational requirements such as speed restrictions. On December 3, 2015, Congress passed the Fixing America’s Transportation (“FAST”) Act which was subsequently signed by the President on December 7, 2015.  This legislation clarified the parameters around the timeline and requirements for railcars hauling crude oil in the United States.

In December 2014, the North Dakota Industrial Commission adopted new standards to improve the safety of Bakken crude oil for transport.  The new standard, Commission Order 25417, was effective April 1, 2015, and requires operators/producers to condition Bakken crude oil to certain vapor pressure limits.  Under the order, all Bakken crude oil produced in North Dakota will be conditioned with no exceptions.  The order requires operators/producers to separate light hydrocarbons from all Bakken crude oil to be transported and prohibits the blending of light hydrocarbons back into oil supplies prior to shipment.  We are not directly responsible for the conditioning or stabilization of Bakken crude oil, however, under the order, it is our responsibility to notify the State of North Dakota upon discovering that Bakken crude oil received at our rail facility exceeds certain vapor pressure limits.

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

Title to Properties and Rights-of-Way

Our real property holdings are generally comprised of: (i) parcels of land that we own in fee, (ii) surface leases, underground storage leases and (iii) easements, rights-of-way, permits, crossing agreements or licenses from landowners or governmental authorities permitting the use of certain lands for our operations. We believe we have satisfactory title or the right to use the sites upon which our significant facilities are located, subject to customary liens, restrictions or encumbrances. Except for challenges that we do not regard as material relative to our overall operations, we have no knowledge of any challenge to the underlying fee title of any material fee, lease, easement, right-of-way, permit or license held by us or to our rights pursuant to any material deed, lease, easement, right-of-way, permit or license, and we believe that we have satisfactory rights pursuant to all of our material leases, easements, rights-of-way, permits and licenses. Some of our real property rights (mainly for pipelines) may be subject to termination under agreements that provide for one or more of: periodic payments, term periods, renewal rights, revocation by the licensor or grantor and possible relocation obligations.

Employees and Labor Relations

To carry out our operations, our general partner or its affiliates (including PMC) employed approximately 5,400 employees at December 31, 2015. None of these employees were subject to a collective bargaining agreement, except for nine employees covered by an agreement scheduled for renegotiation in September 2016 and another nine employees covered by a separate agreement scheduled for renegotiation in September 2018. Also, a first collective agreement is being negotiated for 66 employees who recently unionized in Canada. Our general partner and its affiliates consider employee relations to be good.

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

During the latter half of 2014 and continuing throughout 2015, benchmark crude oil prices declined significantly; as a result, many of the companies that produce oil and gas reduced capital expenditures for 2015 and announced further reductions for 2016. Such reduced expenditure levels, coupled with high decline rates for many horizontal wells in the shale resource plays is beginning to lead to production declines in the Lower 48 United States (excluding Gulf of Mexico production). Other factors that could adversely impact production include reduced capital market access, increased capital raising costs for producers or adverse governmental or regulatory action. In turn, such developments could lead to reduced throughput on our pipelines and at our other facilities, which, depending on the level of production declines, could have a material adverse effect on our business.

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

Fluctuations in supply and demand, which can be caused by a variety of factors outside of our control, can negatively affect our operating results.

Supply and demand for crude oil and other hydrocarbon products we handle is dependent upon a variety of factors, including price, the impact of future economic conditions, fuel conservation measures, alternative fuel requirements, governmental regulation, including climate change regulations, and technological advances in fuel economy and energy generation devices. For example, the adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could increase the cost of consuming crude oil and other hydrocarbon products, thereby causing a reduction in the demand for such products. Demand also depends on the ability and willingness of shippers having access to our transportation assets to satisfy their demand by deliveries through those assets. The supply of crude oil depends on a variety of global political and economic factors, including the reliance of foreign governments on petroleum revenues. Excess global supply of crude oil may negatively impact our operating results by decreasing the price of crude oil and making production and transportation less profitable in areas we service.

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

A natural disaster, catastrophe, terrorist attack, process safety failure or other event, including pipeline or facility accidents and attacks on our electronic and computer systems, could interrupt our operations and/or result in severe personal injury, property damage and environmental damage, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

We may also suffer damage (including reputational damage) as a result of a disaster, accident, catastrophe, terrorist attack or other such event. The occurrence of such an event, or a series of such events, especially if one or more of them occurs in a highly populated or sensitive area, could negatively impact public perception of our operations and/or make it more difficult for us to obtain the approvals, permits, licenses or real property interests we need in order to operate our assets or complete planned growth projects.

We may not be able to compete effectively in our transportation, facilities and supply and logistics activities, and our business is subject to various risks associated with the general capacity overbuild of midstream energy infrastructure in some of the areas where we operate.

We face competition in all aspects of our business and can give no assurances that we will be able to compete effectively against our competitors.  In general, competition comes from a wide variety of participants in a wide variety of contexts, including new entrants and existing participants and in connection with day-to-day business, expansion capital projects, acquisitions and joint venture activities.  Some of our competitors have capital resources many times greater than ours and control greater supplies of crude oil, natural gas or NGL.

A significant driver of competition in some of the markets where we operate (including, for example, the Eagle Ford, Permian Basin, and Rockies/Bakken areas) stems from the rapid development of new midstream energy infrastructure capacity that was driven by the combination of (i) significant increases in oil and gas production and development in the applicable production areas, both actual and anticipated, (ii) relatively low barriers to entry and (iii) generally widespread access to relatively low cost capital. While this environment presented opportunities for us, many of these areas have become overbuilt, resulting in an excess of midstream energy infrastructure capacity.  In addition, as an established participant in some markets, we also face competition from aggressive new entrants to the market that are willing to provide services at a discount in order to establish relationships and gain a foothold in the market.  Current expectations for oil and gas development in many of the areas where we operate are not as robust as they were during the last few years. This adversely impacts both our existing assets and growth projects in such areas. We also face competition for incremental volumes from shippers on third party pipelines who overcommitted relative to their actual production and are now purchasing barrels on the open market and shipping them on such third party pipelines in order to satisfy their minimum commitment levels. This puts downward pressure on our throughput and margins and, together with other adverse competitive effects, could have a significant adverse impact on our financial position, cash flows and ability to pay or increase distributions to our unitholders.

With respect to our crude oil activities, our competitors include other crude oil pipelines, the major integrated oil companies, their marketing affiliates, refiners, industrial companies, independent gatherers, brokers and marketers of widely varying sizes, financial resources and experience. We compete against these companies on the basis of many factors, including geographic proximity to production areas, market access, rates, terms of service, connection costs and other factors.

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

With regard to our NGL operations, we compete with large oil, natural gas and natural gas liquids companies that may, relative to us, have greater financial resources and access to supplies of natural gas and NGL. The principal elements of competition are rates, processing fees, geographic proximity to the natural gas or NGL mix, available processing and fractionation capacity, transportation alternatives and their associated costs, and access to end user markets.

Our growth strategy requires access to new capital. Tightened capital markets or other factors that increase our cost of capital could impair our ability to grow.

We continuously consider potential acquisitions and opportunities for expansion capital projects. Acquisition transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. Our ability to fund our capital projects and make acquisitions depends on whether we can access the necessary financing to fund these activities.  Any limitations on our access to capital or increase in the cost of that capital could significantly impair our growth strategy. Our ability to maintain our targeted credit profile, including maintaining our credit ratings, could affect our cost of capital as well as our ability to execute our growth strategy. In addition, a variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets. In the latter half of 2015, the depth and availability of conventional public equity and debt markets contracted while the costs of accessing such markets rose significantly.

Due to these factors, we cannot be certain that funding for our capital needs will be available from bank credit arrangements, capital markets or other sources on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to implement our development plans, enhance our existing business, complete acquisitions and construction projects, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Loss of our investment grade credit rating or the ability to receive open credit could negatively affect our ability to purchase crude oil, NGL and natural gas supplies or to capitalize on market opportunities.

We believe that, because of our strategic asset base and complementary business model, we will continue to benefit from swings in market prices and shifts in market structure during periods of volatility in the crude oil, NGL and natural gas markets. The extent to which we are able to capture that benefit, however, is subject to numerous risks and uncertainties, including whether we will be able to maintain an attractive credit rating and continue to receive open credit from our suppliers and trade counterparties. Our senior unsecured debt is currently rated as “investment grade” by Standard & Poor’s and Moody’s Investors Service. A downgrade below our current ratings levels by either of such rating agencies could increase our borrowing costs, reduce our borrowing capacity and cause our counterparties to reduce the amount of open credit we receive from them.  This could negatively impact our ability to capitalize on market opportunities. For example, our ability to utilize our crude oil storage capacity for merchant activities to capture contango market opportunities is dependent upon having adequate credit facilities, both in terms of the total amount of credit facilities and the cost of such credit facilities, which enables us to finance the storage of the crude oil from the time we complete the purchase of the crude oil until the time we complete the sale of the crude oil.

We are exposed to the credit risk of our customers in the ordinary course of our business activities.

Risks of nonpayment and nonperformance by customers are a significant consideration in our business and are of increased concern in the current low commodity price environment. Although we have credit risk management policies and procedures that are designed to mitigate and limit our exposure in this area, there can be no assurance that we have adequately assessed and managed the creditworthiness of our existing or future counterparties or that there will not be an unanticipated deterioration in their creditworthiness or unexpected instances of nonpayment or nonperformance, all of which could have an adverse impact on our cash flow and our ability to pay or increase our cash distributions to our partners.

We have a number of minimum volume commitment contracts that support pipelines in our Transportation segment. In addition, certain of the pipelines in which we own a joint venture interest have minimum volume commitment contracts. Pursuant to such contracts, shippers are obligated to pay for a minimum volume of transportation service regardless of whether such volume is actually shipped (typically referred to as a deficiency payment), subject to the receipt of credits that typically expire if not used by a certain date. While such contracts provide greater revenue certainty, if the applicable shipper fails to transport the minimum required volume and is required to make a deficiency payment, under applicable accounting rules, the revenue associated with such deficiency payment may not be recognized until the applicable transportation credit has expired or has been used. Deferred revenue associated with non-performance by shippers under minimum volume contracts could be significant and could adversely affect our profitability and earnings.

In addition, in those cases in which we provide division order services for crude oil purchased at the wellhead, we may be responsible for distribution of proceeds to all parties. In other cases, we pay all of or a portion of the production proceeds to an operator who distributes these proceeds to the various interest owners. These arrangements expose us to operator credit risk, and there can be no assurance that we will not experience losses in dealings with such operators and other parties.

Further, to the extent one or more of our major customers experiences financial distress or commences bankruptcy proceedings, contracts with such customers (including contracts that are supported by acreage dedications) may be subject to renegotiation or rejection under applicable provisions of the United States Bankruptcy Code. Any such renegotiation or rejection could have an adverse effect on our revenue and cash flows and our ability to make cash distributions to our unitholders.

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

We currently devote substantial resources to comply with DOT-mandated pipeline integrity rules. The 2006 Pipeline Safety Act requires the DOT to issue regulations for certain pipelines that were not previously subject to regulation. The DOT regulations include requirements for the establishment of pipeline integrity management programs and for protection of “high consequence areas” where a pipeline leak or rupture could produce significant adverse consequences. We have also developed and implemented certain pipeline integrity measures that we believe go beyond regulatory mandates. See Items 1 and 2 “Business and Properties—Regulation.”

For 2016 and beyond, we will continue to focus on pipeline integrity management as a primary operational emphasis. In that regard, we have implemented programs intended to maintain the integrity of our assets, with a focus on risk reduction through testing, enhanced corrosion control, leak detection, and damage prevention. We have an internal review process pursuant to which we examine various aspects of our pipeline and gathering systems that are not subject to the DOT pipeline integrity management mandate. The purpose of this process is to review the surrounding environment, condition and operating history of these pipeline and gathering assets to determine if such assets warrant additional investment or replacement. Accordingly, in addition to potential cost increases related to unanticipated regulatory changes or injunctive remedies resulting from regulatory agency enforcement actions, we may elect (as a result of our own internal initiatives) to spend substantial sums to enhance the integrity of and upgrade our pipeline systems to maintain environmental compliance and, in some cases, we may take pipelines out of service if we believe the cost of upgrades will exceed the value of the pipelines. We cannot provide any assurance as to the ultimate amount or timing of future pipeline integrity expenditures but any such expenditures could be significant. See Item 3 “Legal Proceedings—Environmental—General.” In addition, despite our pipeline and facility integrity management efforts, we can provide no assurance that our pipelines and facilities will not experience leaks or releases or that we will be able to fully comply with all of the federal, state and local laws and regulations applicable to the operation of our pipelines or facilities; any such leaks or releases could be material and could have a significant adverse impact on our reputation, financial position, cash flows and ability to pay or increase distributions to our unitholders.

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

The CFTC has designated certain interest rate swaps and credit default swaps for mandatory clearing, and the associated rules require us, in connection with covered derivative activities, to comply with clearing and trade-execution requirements or take steps to qualify for an exemption from such requirements. We do not utilize credit default swaps and we qualify for, and expect to continue to qualify for, the end-user exception from the mandatory clearing requirements for swaps entered into to hedge our interest rate risks.  Should the CFTC designate commodity derivatives for mandatory clearing, we would expect to qualify for an end-user exception from the mandatory clearing requirements for swaps entered into to hedge our commodity price risk.  However, the majority of our financial derivative transactions used for hedging commodity price risks are currently executed and cleared over exchanges that require the posting of margin or letters of credit based on initial and variation margin requirements. Pursuant to the Dodd Frank Act, however, the CFTC or federal banking regulators may require the posting of collateral with respect to uncleared interest rate and commodity derivative transactions.

Certain banking regulators and the CFTC have adopted final rules establishing minimum margin requirements for uncleared swaps. Although we qualify for the end-user exception from margin requirements for swaps entered into to hedge commercial risks, if any of our swaps do not qualify for the commercial end-user exception, a requirement to post additional cash margin or collateral could reduce our ability to execute hedges necessary to reduce commodity price exposures and protect cash flows. Posting of additional cash margin or collateral could affect our liquidity (defined as unrestricted cash on hand plus available capacity under our credit facilities) and reduce our ability to use cash for capital expenditures or other partnership purposes.

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

Over the last several years, as the scale and scope of our business activities has expanded, the breadth and depth of available insurance markets has contracted. As a result of these factors and other market conditions, as well as the fact that we have experienced several incidents over the last 3 to 5 years, premiums and deductibles for certain insurance policies have increased substantially. Accordingly, we can give no assurance that we will be able to maintain adequate insurance in the future at rates or on other terms we consider commercially reasonable. In addition, although we believe that we currently maintain adequate insurance coverage, insurance will not cover many types of interruptions or events that might occur and will not cover all risks associated with our operations. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. The occurrence of a significant event, the consequences of which are either not covered by insurance or not fully insured, or a significant delay in the payment of a major insurance claim, could materially and adversely affect our financial position, results of operations and cash flows.

The terms of our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities. In addition, our future debt level may limit our future financial and operating flexibility.

As of December 31, 2015, the principal amount of our consolidated debt outstanding was approximately $11.5 billion, consisting of approximately $10.5 billion principal amount of long-term debt (including senior notes and long-term commercial paper borrowings) and approximately $1.0 billion of short-term borrowings. As of December 31, 2015, we had approximately $2.3 billion of liquidity available, including cash and cash equivalents and available borrowing capacity under our senior unsecured revolving credit facility, our senior secured hedged inventory facility and our senior unsecured 364-day credit facility, subject to continued covenant compliance. Lower adjusted EBITDA could increase our leverage ratios and effectively reduce our ability to incur additional indebtedness.

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

As of December 31, 2015, we had approximately $11.5 billion in principal amount of consolidated debt, of which approximately $9.8 billion was at fixed interest rates and approximately $1.7 billion was at variable interest rates. We are exposed to market risk due to the short-term nature of our commercial paper borrowings and the floating interest rates on our credit facilities. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels. Additionally, increases in interest rates could adversely affect our Supply and Logistics segment results by increasing interest costs associated with the storage of hedged crude oil and NGL inventory. Further, the trading price of our common units may be sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

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

An impairment of long-term assets could reduce our earnings.

At December 31, 2015, we had approximately $13.5 billion of net property and equipment, $2.4 billion of goodwill, $2.0 billion of investments accounted for under the equity method of accounting and $0.3 billion of net intangible assets capitalized on our balance sheet. GAAP requires an assessment for impairment on an annual basis or in certain circumstances, including when there is an indication that the carrying value of property and equipment may not be recoverable or a determination that it is more likely than not that a reporting unit’s carrying value is in excess of the reporting unit’s fair value. If we were to determine that any of our property and equipment, goodwill, intangibles or equity method investments was impaired, we could be required to take an immediate charge to earnings, which could adversely impact our operating results, with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt-to-total capitalization.

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

Our preferred units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common units.

Our Series A Preferred Units (our “preferred units”), issued in January 2016, rank senior to all of our other classes or series of equity securities with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future.

In addition, distributions on the preferred units accrue and are cumulative, at the rate of 8% per annum on the original issue price and are convertible into common units by the holders of such units or by us in certain circumstances. Our obligation to pay distributions on our preferred units, or on the common units issued following the conversion of such preferred units, could impact our liquidity and reduce the amount of cash flow available for working capital, capital expenditures, growth opportunities, acquisitions, and other general partnership purposes. Our obligations to the holders of preferred units could also limit our ability to obtain additional financing or increase our borrowing costs, which could have an adverse effect on our financial condition.

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

In addition, our preferred units are convertible into common units at any time after January 28, 2018 by the holders of such units, or under certain circumstances, at our option. If a substantial portion of the preferred units were converted into common units, common unitholders could experience significant dilution. In addition, if holders of such converted preferred units were to dispose of a substantial portion of these common units in the public market, whether in a single transaction or series of transactions, it could adversely affect the market price for our common units. In addition, these sales, or the possibility that these sales may occur, could make it more difficult for us to sell our common units in the future.

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

Our leverage is significant in relation to our partners’ capital. At December 31, 2015, the principal amount of our total outstanding long-term debt was approximately $10.5 billion, and the principal amount of our total outstanding short-term debt was approximately $1.0 billion. We will be prohibited from making cash distributions during an event of default under any of our indebtedness. Various limitations in our credit facilities and other debt instruments may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

Our leverage could have important consequences to investors in our debt securities. We will require substantial cash flow to meet our principal and interest obligations with respect to our debt securities and our other consolidated indebtedness. Our ability to make scheduled payments, to refinance our obligations with respect to our indebtedness or our ability to obtain additional financing in the future will depend on our financial and operating performance, which, in turn, is subject to prevailing economic conditions and to financial, business and other factors. We believe that we will have sufficient cash flow from operations and available borrowings under our bank credit facilities to service our indebtedness, although the principal amount of our debt securities will likely need to be refinanced at maturity in whole or in part. A significant downturn in the hydrocarbon industry or other development adversely affecting our cash flow could materially impair our ability to service our indebtedness. If our cash flow and capital resources are insufficient to fund our debt service obligations, we may be forced to refinance all or a portion of our debt or sell assets. We can give no assurance that we would be able to refinance our existing indebtedness or sell assets on terms that are commercially reasonable.

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

The anticipated after-tax economic benefit of an investment in our common units depends largely on our being treated as a partnership for federal income tax purposes. A publicly traded partnership such as us may be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement, as defined in Section 7704 of the Internal Revenue Code of 1986, as amended.  The IRS issued proposed regulations on which activities give rise to qualifying income within the meaning of Section 7704 on May 5, 2015, but are not yet final.  However, finalized regulations could modify the amount of our gross income that we are able to treat as qualifying income for the purposes of the qualifying income requirement. Based on our current operations we believe that we are treated as a partnership rather than a corporation for such purposes; however, a change in our business could cause us to be treated as a corporation for federal income tax purposes.  We have not requested, and do not plan to request, a ruling from the IRS on this or any other tax matter affecting us.

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

Legislative changes to the IRS audit rules, starting with partnership tax years beginning after 2017, will allow the IRS to assess and collect tax on audit adjustments at the partnership level as opposed to the partner level unless the partnership makes an election or exercises certain alternatives. Changes were also made to limit partner representation in the event of an audit.

The Bipartisan Budget Act of 2015 (H.R. 1315) (“Act”), effective for partnership tax years beginning after December 31, 2017, repeals the partnership audit rules of the Tax Equity and Fiscal Responsibility Act of 1982 (“TEFRA”) and replaces the TEFRA provisions with new provisions that allow for the IRS to assess and collect taxes associated with audit adjustments, referred to as an “imputed underpayment”, at the partnership entity level rather than the partner level in the year the partnership adjustment is made, the “adjustment year”, as opposed to the year the adjustment relates, the “reviewed year”. The imputed underpayment is calculated using the highest tax rate in effect for the reviewed year. The implications of an imputed underpayment are that current partners could be liable for a liability of former partners. If an audit adjustment did result in a material imputed underpayment the partnership would need to determine whether to pay the imputed underpayment or to avail itself of one of three alternative provisions under the Act that can shift the partnership level tax liability back onto the prior tax year partners. The first alternative, an opt-out election, is not available to us as a publicly traded partnership because we do not meet the criteria of 100 or fewer partners. The second alternative would require the partnership to submit audit adjustment information to the affected partners and to the IRS as well as ensure amended return compliance by our partners within 270 days after receipt of the proposed audit adjustment. From an administrative standpoint, considering the number of our partners, as a publicly traded partnership, the second alternative is not a viable option to us. The third alternative is an election by us that would require the partnership, not later than 45 days after the date of the notice of final partnership adjustment, to furnish to each affected partner and to the IRS a statement of each partner’s share of any adjustment to income, gain, loss, deduction, or credit. Under this alternative, reviewed year partners calculate their share of additional tax due and pay the additional amount with their respective current year individual tax returns. An election under this provision, however, because the reviewed year is older increases the applicable imputed underpayment interest rate by two percentage points. If we are required to pay taxes, penalties and interest as the result of audit adjustments, cash available for distribution to our unitholders may be substantially reduced. In addition, because payment would be due for the taxable year in which the audit is completed, unitholders during that taxable year would bear the expense of the adjustment even if they were not unitholders during the audited taxable year.

Also for partnership tax years beginning after 2017, the Act eliminated rights that certain individual partners might previously have had in the audit process by now restricting it to a single “partnership representative”.

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

Environmental — General

Although over the course of the last several years we have made significant investments in our maintenance and integrity programs, and have hired additional personnel in those areas, we have experienced (and likely will experience future) releases of hydrocarbon products into the environment from our pipeline, rail, storage and other facility operations. These releases can result from accidents or from unpredictable man-made or natural forces and may reach surface water bodies, groundwater aquifers or other sensitive environments. Damages and liabilities associated with any such releases from our existing or future assets could be significant and could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

At December 31, 2015, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $185 million, of which $81 million was classified as short-term and $104 million was classified as long-term. At December 31, 2014, our estimated undiscounted reserve for environmental liabilities totaled $82 million, of which $13 million was classified as short-term and $69 million was classified as long-term. The short- and long-term environmental liabilities referenced above are reflected in “Accounts payable and accrued liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Consolidated Balance Sheets. At December 31, 2015 and 2014, we had recorded receivables totaling $161 million and $8 million, respectively, for amounts probable of recovery under insurance and from third parties under indemnification agreements, which are predominantly reflected in “Trade accounts receivable and other receivables, net” on our Consolidated Balance Sheets.

In some cases, the actual cash expenditures associated with these liabilities may not occur for three years or longer. Our estimates used in determining these reserves are based on information currently available to us and our assessment of the ultimate outcome. Among the many uncertainties that impact our estimates are the necessary regulatory approvals for, and potential modification of, our remediation plans, the limited amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing or future legal claims giving rise to additional liabilities. Therefore, although we believe that the reserve is adequate, actual costs incurred (which may ultimately include costs for contingencies that are currently not reasonably estimable or costs for contingencies where the likelihood of loss is currently believed to be only reasonably possible or remote) may be in excess of the reserve and may potentially have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015, we experienced a crude oil release from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California.  A portion of the released crude oil reached the Pacific Ocean at Refugio State Beach through a drainage culvert. Following the release, we shut down the pipeline and initiated our emergency response plan. A Unified Command, which includes the United States Coast Guard, the EPA, the California Office of Spill Prevention and Response and the Santa Barbara Office of Emergency Management, was established for the response effort. Clean-up and remediation operations with respect to impacted shoreline and other areas has been determined by the Unified Command to be complete, subject to continued shoreline monitoring. The cause of the release remains under investigation.  Our current “worst case” estimate of the amount of oil spilled, representing the maximum volume of oil that we believed could have been spilled based on relevant facts, data and information, is approximately 2,935 barrels.

As a result of the Line 901 incident, several governmental agencies and regulators have initiated investigations into the Line 901 incident, various claims have been made against us and a number of lawsuits have been filed against us. We may be subject to additional claims, investigations and lawsuits, which could materially impact the liabilities and costs we currently expect to incur as a result of the Line 901 incident. Set forth below is a brief summary of actions and matters that are currently pending:

On May 21, 2015, we received a corrective action order from the United States Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the governmental agency that has jurisdiction over the operation of Line 901 as well as over a second stretch of pipeline extending from Gaviota Pump Station in Santa Barbara County to Emidio Pump Station in Kern County, California (Line 903), requiring us to shut down, purge, review, remediate and test Line 901. On June 3, 2015, the corrective action order was amended to require us to take additional corrective actions with respect to both Lines 901 and 903, and on November 13, 2015, the corrective action order was further amended to require the purge and shutdown of Line 903 between Gaviota and Pentland (as amended, the “CAO”). Among other requirements, the CAO also obligates us to conduct a root cause failure analysis with respect to Line 901 and present remedial work plans and restart plans to PHMSA prior to returning Line 901 and 903 to service; the CAO also imposes a pressure restriction on Line 903 and requires us to take other specified actions with respect to both Lines 901 and 903. We intend to continue to comply with the CAO and to cooperate with any other governmental investigations relating to or arising out of the release. Excavation and removal of the affected section of the pipeline was completed on May 28, 2015. No timeline has been established for the restart of Line 901 or Line 903. On February 17, 2016, PHMSA issued a Preliminary Factual Report of the Line 901 failure, which contains PHMSA’s preliminary findings regarding factual information about the events leading up to the accident and the technical analysis that has been conducted to date. By virtue of its statutory authority, PHMSA has the power and authority to impose fines and penalties on us and cause civil or criminal charges to be brought against us. While to date PHMSA has not imposed any such fines or penalties or pursued any such civil or criminal charges with respect to the Line 901 release, there can be no assurance that such fines or penalties will not be imposed upon us, or that such civil or criminal charges will not be brought against us, in the future.

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

In late May of 2015, on behalf of the EPA, the United States Attorney for the Department of Justice, Central District of California, Environmental Crimes Section (“DOJ”) began an investigation into whether there were any violations of federal criminal statutes in connection with the Line 901 incident, including potential violations of the federal Clean Water Act. We are cooperating with the DOJ’s investigation by responding to their requests for documents and access to our employees. The DOJ has already spoken to several of our employees and has expressed an interest in talking to other employees; consistent with the terms of our governing organizational documents, we are funding our employees’ defense costs, including the costs of separate counsel engaged to represent such individuals.  In addition to the DOJ, the California Attorney General’s Office and the District Attorney’s Office for the County of Santa Barbara are also investigating the Line 901 incident to determine whether any applicable state or local laws have been violated.  On August 26, 2015, we also received a Request for Information from the EPA relating to Line 901 and we are in the process of responding to such request. While to date no civil or criminal charges with respect to the Line 901 release have been brought against PAA or any of its affiliates, officers or employees by PHMSA, DOJ, EPA, California Attorney General or Santa Barbara County District Attorney, and no fines or penalties have been imposed by such governmental agencies, there can be no assurance that such fines or penalties will not be imposed upon us, our officers or our employees, or that such civil or criminal charges will not be brought against us, our officers or our employees in the future, whether by those or other governmental agencies.

Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We have received a number of claims through the claims line and we are processing those claims as we receive them. In addition, we have also had seven class action lawsuits filed against us, all of which have been administratively consolidated into a single proceeding in the United States District Court for the Central District of California. In general, the plaintiffs are seeking to establish different classes of claimants that have allegedly been damaged by the release, including potential classes such as persons that derive a significant portion of their income through commercial fishing and harvesting activities in the waters adjacent to Santa Barbara County or from businesses that are dependent on marine resources from Santa Barbara County, retail businesses located in historic downtown Santa Barbara, certain owners of oceanfront and/or beachfront property on the Pacific Coast of California, and other classes of individuals and businesses that were allegedly impacted by the release.

There have also been two securities law class action lawsuits filed on behalf of certain purported investors in the Partnership and/or PAGP against the Partnership, PAGP and/or certain of their respective officers, directors and underwriters.  Both of these lawsuits have been consolidated into a single proceeding in the United States District Court for the Southern District of Texas.  In general, these lawsuits allege that the various defendants violated securities laws by misleading investors regarding the integrity of the Partnership’s pipelines and related facilities through false and misleading statements, omission of material facts and concealing of the true extent of the spill.  The plaintiffs claim unspecified damages as a result of the reduction in value of their investments in the Partnership and PAGP, which they attribute to the alleged wrongful acts of the defendants. The Partnership and PAGP, and the other defendants, deny the allegations in these lawsuits and intend to respond accordingly.  Consistent with and subject to the terms of our governing organizational documents (and to the extent applicable, insurance policies), we are indemnifying and funding the defense costs of our officers and directors in connection with these lawsuits; we are also indemnifying and funding the defense costs of our underwriters pursuant to the terms of the underwriting agreements we previously entered into with such underwriters.

In addition, three unitholder derivative lawsuits have been filed by certain purported investors in the Partnership against the Partnership, certain of its affiliates and certain officers and directors. Two of these lawsuits were filed in the United States District Court for the Southern District of Texas and the other was filed in State District Court in Harris County, Texas. In general, these lawsuits allege that the various defendants breached their fiduciary duties, engaged in gross mismanagement and made false and misleading statements, among other similar allegations, in connection with their management and oversight of the Partnership during the period of time leading up to and following the Line 901 release. The plaintiffs claim that the Partnership suffered unspecified damages as a result of the actions of the various defendants and seek to hold the defendants liable for such damages, in addition to other remedies. The defendants deny the allegations in these lawsuits and intend to respond accordingly.  Consistent with and subject to the terms of our governing organizational documents (and to the extent applicable, insurance policies), we are indemnifying and funding the defense costs of our officers and directors in connection with these lawsuits.

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

Taking the foregoing into account, as of December 31, 2015, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $269 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments and certain third party claims settlements, as well as estimates for fines, penalties and certain legal fees. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the expected number of days that monitoring services will be required, (ii) the duration of the natural resource damage assessment and the ultimate amount of damages determined, (iii) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits, (iv) the determination and calculation of fines and penalties, but excluding fines and penalties that are not probable and reasonably estimable and (v) the nature,  extent and cost of  legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits, claims and investigations that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. In addition, with respect to fines and penalties, the ultimate amount of any fines and penalties assessed against us depends on a wide variety of factors, many of which are not estimable at this time. Where fines and penalties are probable and estimable, we have included them in our estimate, although such estimates could turn out to be wrong. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

We have accrued such estimate of aggregate total costs to “Field operating costs” on our Consolidated Statement of Operations. As of December 31, 2015, we had a remaining undiscounted gross liability of $116 million related to this event, the majority of which is presented as a current liability in “Accounts payable and accrued liabilities” on our Consolidated Balance Sheets. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through December 31, 2015, we had collected, subject to customary reservations, $31 million out of the approximate $186 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. We recovered an additional $69 million of proceeds from insurance carriers in January 2016. As of December 31, 2015, we have recognized a receivable of approximately $155 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. A majority of this receivable has been recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Consolidated Balance Sheets with the offset reducing “Field operating costs” on our Consolidated Statement of Operations. We have substantially completed the clean-up and remediation efforts, excluding long-term site monitoring activities; however, we expect to make payments for additional costs associated with restoration and monitoring of the area, as well as natural resource damage assessment, legal, professional and regulatory costs, in addition to fines and penalties, during future periods.

MP29 Release. On July 10, 2015, we experienced a crude oil release of approximately 100 barrels at our Pocahontas Pump Station near the border of Bond and Madison Counties in Illinois, approximately 40 miles from St. Louis, Missouri. The Pocahontas Station is part of the Capwood pipeline that runs from our Patoka Station to Wood River, Illinois. A portion of the released crude oil was contained within our Pocahontas facility, but some of the released crude oil entered a nearby waterway where it was contained with booms. On July 14, 2015, PHMSA issued a corrective action order requiring us to take various actions in response to the release, including remediation, reporting and other actions. As of December 18, 2015, we had submitted all requested information and reports required by the corrective action order and are currently awaiting PHMSA’s comment or approval. On August 10, 2015, we received a Notice of Violation from the Illinois Environmental Protection Agency (the “Agency”) alleging violations relating to the release and outlining the activities recommended by the Agency to resolve the alleged violations, including the completion of an investigation and various remediation activities. The Agency approved a work plan describing remediation activities proposed for remaining hydrocarbons at Pocahontas Station and affected waterways.  Remediation activities under this work plan have effectively been completed, and on December 17, 2015, we entered into a Compliance Commitment Agreement with the Agency, which provides the framework for final completion and documentation of the remediation effort. To date, no fines or penalties have been assessed in this matter; however, it is possible that fines and penalties could be assessed in the future. In connection with this incident, we have also had one class action lawsuit filed against us in the United States District Court for the Southern District of Illinois, which was subsequently voluntarily dismissed by the plaintiff. We estimate that the aggregate total costs associated with this release will be less than $10 million.

Cushing Tank Cathodic Protection.  On May 22, 2015, PHMSA issued a Final Order relating to an April 2013 Notice of Probable Violation and Proposed Compliance Order alleging that we did not maintain adequate cathodic protection for certain tanks at our Cushing Terminal. In its 2013 Notice of Probable Violation, PHMSA maintained that the proprietary cathodic protection system utilized by us for certain of our storage tanks at our Cushing, Oklahoma facility was not contemplated by applicable regulations. In response to the notice, we provided extensive documentation and supporting information regarding the effectiveness of the technology we were utilizing, including past communications with PHMSA regarding the topic. At a hearing in August 2013, we gave a formal presentation on the technology, provided empirical data confirming its effectiveness and also had a third party corrosion expert witness speak to the effectiveness of the technology. Almost two years later, PHMSA issued the Final Order and Compliance Order dated May 22, 2015 ruling against our position, assessing a penalty of $102,900 and specifying certain corrective actions to be completed by us. We chose not to further contest this matter and paid the penalty on June 5, 2015.

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

Mesa to Basin Pipeline.  On January 6, 2016, PHMSA issued a Notice of Probable Violation and Proposed Civil Penalty relating to an approximate 500 barrel release of crude oil that took place on January 1, 2015 on our Mesa to Basin 12” pipeline in Midland, Texas. PHMSA conducted an accident investigation and reviewed documentation related to the incident, and concluded that we had committed probable violations of certain pipeline safety regulations. In the Notice, PHMSA maintains that we failed to carry out our written damage prevention program and to follow our pipeline excavation/ditching and backfill procedures on four separate occasions, and that such failures resulted in outside force damage that led to the January 1, 2015 release.  PHMSA’s compliance officer has recommended that we be assessed a civil penalty of $190,000.  We have formally responded to PHMSA regarding this matter, but at this point we can provide no assurance regarding the final disposition of this matter or the final amount of any civil penalties.

National Energy Board Audit.  In the third quarter of 2014, the National Energy Board (“NEB”) of Canada notified PMC that various corrective actions from a 2010 audit had not been completed to the satisfaction of the NEB. The NEB initiated a process to assess PMC’s approach to compliance with the NEB’s Onshore Pipeline Regulations, which resulted in the issuance by the NEB of an order on January 15, 2015 that imposed six conditions on PMC designed to enhance PMC’s ability to operate its pipelines in a manner that protects the public and the environment.  The conditions include the filing of certain safety critical tasks, controls and programs with the NEB, external audits of certain PMC programs and systems, and periodic update meetings with NEB staff regarding the status and progress of corrective actions.  In early February 2015, the NEB imposed a penalty on PMC of $76,000 CAD related to these issues. It is possible that additional fines and penalties may be assessed against PMC in the future related to this matter.

Kemp River Pipeline Releases. In May and June 2013, two separate releases were discovered on our Kemp River pipeline in Northern Alberta, Canada that, in the aggregate, resulted in the release of approximately 700 barrels of condensate and light crude oil.  Clean-up and remediation activities are being conducted in cooperation with the applicable regulatory agencies. Final investigation by the Alberta Energy Regulator is not complete. To date, no charges, fines or penalties have been assessed against PMC with respect to these releases; however, it is possible that fines or penalties may be assessed against PMC in the future. We estimate that the aggregate clean-up and remediation costs associated with these releases will be $15 million. Through December 31, 2015, we spent $9 million in connection with clean-up and remediation activities.

Bay Springs Pipeline Release.  In February 2013, we experienced a crude oil release of approximately 120 barrels on a portion of one of our pipelines near Bay Springs, Mississippi. Most of the released crude oil was contained within our pipeline right of way, but some of the released crude oil entered a nearby waterway where it was contained with booms.  The EPA has issued an administrative order requiring us to take various actions in response to the release, including remediation, reporting and other actions. We have satisfied the requirements of the administrative order; however, we may be subjected to a civil penalty. The aggregate cost to clean up and remediate the site was $6 million.

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

PART II

Item 5.  Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Our common units are listed and traded on the New York Stock Exchange (“NYSE”) under the symbol “PAA.”  As of February 12, 2016, the closing market price for our common units was $17.32 per unit and there were approximately 185,000 record holders and beneficial owners (held in street name). As of February 12, 2016, there were 397,730,991 common units outstanding.

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

The following table sets forth high and low sales prices for our common units and the cash distributions declared per common unit for the periods indicated:

	Common Unit
	Price Range		Cash
	High	Low	Distributions (1)
2015
4th Quarter	$34.98	$17.83	$0.700
3rd Quarter	$44.29	$26.71	$0.700
2nd Quarter	$51.71	$43.00	$0.695
1st Quarter	$52.70	$45.81	$0.685

2014
4th Quarter	$59.75	$43.61	$0.675
3rd Quarter	$61.09	$55.98	$0.660
2nd Quarter	$60.05	$54.54	$0.645
1st Quarter	$55.30	$49.25	$0.630

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

Recent Sales of Unregistered Securities

On January 28, 2016, we completed the private placement of 61,030,127 Series A Convertible Preferred Units representing limited partner interests in us (the “preferred units”) for a cash purchase price of $26.25 per preferred unit (the “Issue Price”), resulting in total net proceeds to us, after deducting offering expenses and the 2% transaction fee due to the purchasers and including our 2% general partner’s proportionate contribution, of approximately $1.6 billion. The purchasers of such preferred units included affiliates of EnCap Investments, L.P., EnCap Flatrock Midstream, The Energy Minerals Group, Kayne Anderson Capital Advisors, L.P., First Reserve Advisors, L.L.C. and Stonepeak Partners LP, in addition to Massachusetts Mutual Life Insurance Company and Kaiser Foundation Hospitals (collectively, the “Purchasers”).

The preferred units are a new class of equity security that ranks senior to all classes or series of equity securities in us with respect to distribution rights and rights upon liquidation. The holders of the preferred units will receive quarterly distributions, subject to customary anti-dilution adjustments, equal to an annual rate of 8% of the Issue Price ($2.10 per unit annualized). With respect to any quarter ending on or prior to December 31, 2017 (the “Initial Distribution Period”), we may elect to pay distributions on the preferred units in additional preferred units, in cash or a combination of both. With respect to any quarter ending after the Initial Distribution Period, we must pay distributions on preferred units in cash. For a period of 30 days following (a) the fifth anniversary of the issue date of the preferred units and (b) each subsequent anniversary of the issue date, the holders of preferred units, acting by majority vote, may make a one-time election to reset the preferred unit distribution rate to equal the then applicable rate of ten-year

U.S. Treasury Securities plus 5.85% (the “Distribution Rate Reset”).  If the holders of preferred units have exercised the Distribution Rate Reset, then, at any time following 30 days after the sixth anniversary of the issue date of the preferred units, we may redeem all or any portion of the outstanding preferred units in exchange for cash, common units (valued at 95% of the volume-weighted average price of our common units for the 30 trading day period ending on the fifth trading day immediately prior to the date of such redemption) or a combination of cash and common units at a redemption price equal to 110% of the Issue Price, plus any accrued and unpaid distributions.

The Purchasers may convert their preferred units, generally on a one-for-one basis and subject to customary anti-dilution adjustments, at any time after the second anniversary of the issuance date (or prior to a liquidation), in whole or in part, so long as any partial conversion is not for less than $100 million (calculated based on the closing price of our common units on the trading day immediately prior to the notice of conversion) or such lesser amount, if such conversion relates to all of a holder’s remaining preferred units. We may convert the preferred units at any time (but not more often than once per quarter) after the third anniversary of the issuance date, in whole or in part, if the closing price of our common units is greater than 150% of the Issue Price for the preceding 20 trading days, so long as any partial conversion is not for less than $500 million (calculated based on the closing trading price of common units on the trading day immediately prior to the notice of conversion) or such lesser amount, if such conversion relates to all of the then outstanding preferred units. The preferred units will vote on an as-converted basis with our common units and will have certain other class voting rights with respect to any amendment to our partnership agreement that would adversely affect any rights, preferences or privileges of the preferred units.

In addition, upon certain events involving a change of control, each holder of preferred units may elect to (a) convert its preferred units to common units at the then applicable conversion rate, (b) if we are not the surviving entity (or if we are the surviving entity, but our common units will cease to be listed), require us to use commercially reasonable efforts to cause the surviving entity in any such transaction to issue a substantially equivalent security (or convert into common units based on a specified formula, if we are unable to cause such substantially equivalent securities to be issued), (c) if we are the surviving entity, continue to hold the preferred units or (d) require us to redeem the preferred units at a price per preferred unit equal to 101% of the Issue Price, plus accrued and unpaid distributions.

The private placement of the preferred units was undertaken in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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

Although not required to do so, in response to past requests by our management in connection with our acquisition activities, our general partner has, from time to time, agreed to reduce the amounts due to it as incentive distributions. Such modifications were implemented with a view toward enhancing our competitiveness for such acquisitions and managing the overall cost of equity capital while achieving an appropriate balance between short-term and long-term accretion to our limited partners and the holders of our general partner interest and IDRs. During 2015, 2014 and 2013, our general partner’s incentive distributions were reduced by approximately $22 million, $23 million and $15 million, respectively. These reductions were agreed to in connection with our BP NGL Acquisition and the PNG Merger. In addition, our general partner has agreed to reduce the amount of its incentive distribution by $5.0 million per quarter in 2016 and $3.75 million per quarter thereafter. See Note 10 to our Consolidated Financial Statements for

further discussion of the PNG Merger. In connection with our January 2016 private placement of preferred units, our general partner agreed to further modify its IDRs such that when the preferred units convert into common units, the IDRs associated with the resulting common units will only participate in distribution growth above an annualized distribution level of $2.80 per converted common unit. See Note 10 to our Consolidated Financial Statements for further discussion of the preferred unit issuance.

During 2015, we paid $590 million to our general partner, net of IDR reductions. Additionally, on February 12, 2016, we paid a quarterly distribution of $0.70 per common unit applicable to the fourth quarter of 2015, and in connection therewith, approximately $155 million was paid to our general partner, net of IDR reductions. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Our General Partner.”

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

Under the terms of our partnership agreement, our preferred units rank senior to all classes or series of equity securities in us with respect to distribution rights.

Issuer Purchases of Equity Securities

We did not repurchase any of our common units during the fourth quarter of 2015, and we do not have any announced or existing plans to repurchase any of our common units other than potential repurchases consistent with past practice in providing units for relatively small vestings of phantom units under our long-term incentive plans (“LTIP”).

Item 6.  Selected Financial Data

The historical financial information below was derived from our audited consolidated financial statements as of December 31, 2015, 2014, 2013, 2012 and 2011 and for the years then ended. The selected financial data should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Amounts for 2011 through 2014 have been retroactively restated to reflect the impact of our adoption of revised debt issuance costs guidance issued by the Financial Accounting Standards Board (“FASB”). See Note 2 to our Consolidated Financial Statements for additional information.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per unit data)
Statement of operations data:
Total revenues	$23,152	$43,464	$42,249	$37,797	$34,275
Operating income	$1,262	$1,799	$1,738	$1,434	$1,306
Net income	$906	$1,386	$1,391	$1,127	$994
Net income attributable to PAA	$903	$1,384	$1,361	$1,094	$966

Per unit data:
Basic net income per common unit	$0.78	$2.39	$2.82	$2.41	$2.46
Diluted net income per common unit	$0.77	$2.38	$2.80	$2.40	$2.44
Declared distributions per common unit (1)	$2.76	$2.55	$2.33	$2.11	$1.95

Balance sheet data (at end of period):
Property and equipment, net	$13,474	$12,272	$10,819	$9,643	$7,740
Total assets	$22,288	$22,198	$20,320	$19,196	$15,355
Long-term debt	$10,375	$8,704	$6,675	$6,281	$4,494
Total debt	$11,374	$9,991	$7,788	$7,367	$5,173
Partners’ capital	$7,939	$8,191	$7,703	$7,146	$5,974

Other data:
Net cash provided by operating activities	$1,344	$2,004	$1,954	$1,240	$2,365

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in millions, except per unit data)
Net cash used in investing activities	$(2,530)	$(3,296)	$(1,653)	$(3,392)	$(2,020)
Net cash provided by/(used in) financing activities	$814	$1,657	$(281)	$2,151	$(345)
Capital expenditures:
Acquisition capital	$105	$1,099	$19	$2,286	$1,404
Expansion capital	$2,170	$2,026	$1,622	$1,185	$531
Maintenance capital	$220	$224	$176	$170	$120

	Year Ended December 31,
	2015	2014	2013	2012	2011
Volumes (2) (3)
Transportation segment (average daily volumes in thousands of barrels per day):
Tariff activities	4,340	3,952	3,595	3,373	2,942
Trucking	113	127	117	106	105
Transportation segment total volumes	4,453	4,079	3,712	3,479	3,047

Facilities segment:
Crude oil, refined products and NGL terminalling and storage (average monthly capacity in millions of barrels)	100	95	94	90	70
Rail load / unload volumes (average volumes in thousands of barrels per day)	210	231	221	—	—
Natural gas storage (average monthly working capacity in billions of cubic feet)	97	97	96	84	71
NGL fractionation (average volumes in thousands of barrels per day)	103	96	96	79	14
Facilities segment total volumes (average monthly volumes in millions of barrels)	126	121	120	106	82

Supply and Logistics segment (average daily volumes in thousands of barrels per day):
Crude oil lease gathering purchases	943	949	859	818	742
NGL sales	223	208	215	182	103
Waterborne cargos	2	—	4	3	21
Supply and Logistics segment total volumes	1,168	1,157	1,078	1,003	866

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

(2)                                     Average volumes are calculated as the total volumes (attributable to our interest) for the year divided by the number of days or months in the year.

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

Overview of Operating Results, Capital Investments and Other Significant Activities

Primarily as a result of advances in drilling and completion techniques and their application to a number of large-scale shale and resource plays, which occurred contemporaneously with attractive petroleum prices, during the approximately three year period through the end of 2014, U.S. crude oil and liquids production in the lower 48 states increased rapidly. Additionally, during this period, the crude oil market experienced high levels of volatility in location and quality differentials as a result of the confluence of regional infrastructure constraints in North America, rapid and unexpected changes in crude oil qualities, international supply issues, and regional downstream operating issues. During 2014 (albeit to a lesser degree than previous years), these market conditions had a positive impact on our profitability as our business strategy and asset base positioned us to capitalize on opportunities created by the volatile environment. However, the combination during such period of surging North American liquids production, relatively flat liquids production for the rest of the world and relatively modest growth in global liquids demand led to a supply imbalance, which in turn led to a significant and rapid reduction in petroleum prices during the second half of 2014 and throughout 2015.

While we believe that our business model and asset base have minimal direct exposure to petroleum prices, our performance is influenced by certain differentials and overall North American production levels, which in turn are impacted by major price movements. The meaningful decrease in crude oil price levels during the second half of 2014 and throughout 2015 relative to the levels experienced during 2013 and the first half of 2014 have led many producers, including North American producers, to significantly scale back capital programs. As a result, during 2015, the rate of growth of North American crude oil production slowed significantly and began to decrease in some areas as producers have taken rigs out of service and deferred completions at an increased rate. The slowdown in North American production coupled with increases in infrastructure led to a compression of basis differentials in a number of locations. This transitioning crude oil market created a challenging environment for our business model and asset base in 2015. We recognized net income attributable to PAA of $903 million in 2015 as compared to net income attributable to PAA of $1.384 billion recognized in 2014. The year-over-year decrease was driven by:

•                  Lower operating results, primarily from our Supply and Logistics segment, as increased competition and compressed differentials from the market conditions discussed above drove lower unit margins in this part of our business. See further discussion of our segment operating results in the “—Results of Operations—Analysis of Operating Segments” section below;

•                  Costs and lost revenue associated with the Line 901 incident; and

•                  Higher depreciation and amortization expense and interest expense associated with our growing asset base and related financing activities; partially offset by

•                  Lower income tax expense resulting from the deferred income tax impact associated with fluctuations in the derivative mark-to-market valuation in our Canadian operations.

We executed a $2.2 billion capital program during 2015. We expect the majority of the capital invested will contribute to growth in our fee-based Transportation and Facilities segments in future years. We completed multiple financings that enabled us to fund our 2015 capital expansion activities, including raising an aggregate of approximately $2.1 billion of long-term debt and equity capital. In addition, we paid approximately $1.7 billion of cash distributions to our common unitholders and general partner during 2015.

Acquisitions and Capital Projects

We completed a number of acquisitions and capital projects in 2015, 2014 and 2013 that have impacted our results of operations. The following table summarizes our expenditures for acquisition capital, expansion capital and maintenance capital for the periods indicated (in millions):

	Year Ended December 31,
	2015	2014	2013
Acquisition capital (1) (2)	$105	$1,099	$19
Expansion capital (3)	2,170	2,026	1,622
Maintenance capital (3)	220	224	176
	$2,495	$3,349	$1,817

(1)                                 Acquisitions of initial investments or additional interests in unconsolidated entities are included in “Acquisition capital.” Subsequent contributions to unconsolidated entities related to expansion projects of such entities are recognized in “Expansion capital.” We account for our investments in such entities under the equity method of accounting.

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

Acquisitions

Acquisitions are financed using a combination of equity and debt, including borrowings under our commercial paper program or credit facilities and the issuance of senior notes. Businesses acquired impact our results of operations commencing on the closing date of each acquisition. Our acquisition and capital expansion activities are discussed further in “—Liquidity and Capital Resources.” Information regarding acquisitions completed in 2015, 2014 and 2013 is set forth in the table below (in millions):

	Effective	Acquisition
Acquisition	Date	Price	Operating Segment
2015 Total	Various	$105	Transportation and Facilities

BridgeTex Acquisition (50% interest) (1)	11/14/2014	$1,088	Transportation
Other	Various	11	Facilities
2014 Total		$1,099

2013 Total (2)	09/01/2013	$19	Transportation

(1)                                     We account for our 50% interest in BridgeTex under the equity method of accounting. See Note 7 to our Consolidated Financial Statements for further discussion of our equity method investments.

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

Expansion Capital Projects

Our 2015 projects primarily included the construction and expansion of pipeline systems and storage and terminal facilities. The following table summarizes our 2015, 2014 and 2013 projects (in millions):

Projects	2015	2014	2013
Permian Basin Area Projects (1)	$470	$378	$59
Rail Terminal Projects (2)	294	239	149
Fort Saskatchewan Facility Projects / NGL Line (1)	272	142	73
Red River Pipeline (Cushing to Longview) (1)	143	—	—
Cactus Pipeline (1)	134	350	64
Saddlehorn Pipeline (1) (3)	103	—	—
Eagle Ford JV Project (1) (4)	93	117	60
Cowboy Pipeline (Cheyenne to Carr) (1)	47	—	—
Eagle Ford Area Projects (5)	45	10	86
St. James Terminal Expansions (1)	45	25	51
Cushing Terminal Expansions (1)	39	13	38
Diamond Pipeline (1) (4)	6	29	3
Mississippian Lime Pipeline	—	58	163
Pascagoula Pipeline	—	26	125
Other Projects	479	639	751
Total	$2,170	$2,026	$1,622

(1)                                     These projects will continue into 2016. See “—Liquidity and Capital Resources—Acquisitions, Capital Expenditures and Distributions Paid to Our Unitholders, General Partner and Noncontrolling Interests—2016 Capital Projects.”

(2)                                     Includes railcar purchases, as well as rail projects near St. James, LA; Tampa, CO; Bakersfield, CA; Carr, CO; Manitou, ND; Van Hook, ND; Yorktown, VA; and Kerrobert, Canada rail projects.

(3)                                     Represents contributions related to our 40% investment interest in Saddlehorn.

(4)                                     Represents contributions related to our 50% investment interest.

(5)                                     Includes pipeline, tankage and condensate stabilization.

The overall increase in our expansion capital expenditures over the periods presented was primarily driven by our investment in midstream infrastructure projects to address the need for additional takeaway capacity in regions impacted by the increase in crude oil and liquids-rich gas production growth in North America, as well as the long-term needs of both the upstream and downstream sectors of the crude oil space. A majority of the expansion capital spent in the years presented was invested in our fee-based Transportation and Facilities segments.

We currently expect to spend approximately $1.5 billion for expansion capital in 2016. See “—Liquidity and Capital Resources—Acquisitions, Capital Expenditures and Distributions Paid to Our Unitholders, General Partner and Noncontrolling Interests—2016 Capital Projects” and “—Outlook” for additional information.

Critical Accounting Policies and Estimates

Critical Accounting Policies

We have adopted various accounting policies to prepare our consolidated financial statements in accordance with GAAP. These critical accounting policies are discussed in Note 2 to our Consolidated Financial Statements.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP and rules and regulations of the SEC requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities, at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. Although we believe these estimates are reasonable, actual results could differ from these estimates. On a regular basis, we evaluate our assumptions, judgments and estimates.  We also discuss our critical accounting policies and estimates with the Audit Committee of the Board of Directors.

We believe that the assumptions, judgments and estimates involved in the accounting for our (i) purchase and sales accruals, (ii) estimated fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, (iii) fair value of derivatives, (iv) accruals and contingent liabilities, (v) equity-indexed compensation plan accruals, (vi) property and equipment, depreciation expense and asset retirement obligations, (vii) allowance for doubtful accounts and (viii) inventory valuations have the greatest potential impact on our Consolidated Financial Statements.  These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates, so we consider these to be our critical accounting estimates.  Such critical accounting estimates are discussed further as follows:

Purchase and Sales Accruals.  We routinely make accruals based on estimates for certain components of our revenues and purchases and related costs due to the timing of compiling billing information, receiving third-party information and reconciling our records with those of third parties. Where applicable, these accruals are based on nominated volumes expected to be purchased, transported and subsequently sold. Uncertainties involved in these estimates include levels of production at the wellhead, access to certain qualities of crude oil, pipeline capacities and delivery times, utilization of truck fleets to transport volumes to their destinations, weather, market conditions and other forces beyond our control. These estimates are generally associated with a portion of the last month of each reporting period. For the year ended December 31, 2015, we estimate that approximately 2% of annual revenues and purchases and related costs were recorded using sales and purchase estimates. Accordingly, a hypothetical variance of 10% from both of these estimates, either up or down in tandem, would impact annual revenues, purchases and related costs, operating income and net income attributable to PAA by less than 1% on an annual basis. Although the resolution of these uncertainties has not historically had a material impact on our reported results of operations or financial condition, because of the high volume, low margin nature of our business, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts. Variances from estimates are reflected in the period actual results become known, typically in the month following the estimate.

Fair Value of Assets and Liabilities Acquired and Identification of Associated Goodwill and Intangible Assets.  In accordance with FASB guidance regarding business combinations, with each acquisition, we allocate the cost of the acquired entity to the assets and liabilities assumed based on their estimated fair values at the date of acquisition. If the initial accounting for the business combination is incomplete when the combination occurs, an estimate will be recorded.  Any subsequent adjustments to this estimate, if material, will be recognized retroactive to the date of acquisition. With exception to acquisitions of equity method investments, we also expense the transaction costs as incurred in connection with each acquisition. In addition, we are required to recognize intangible assets separately from goodwill. Intangible assets with finite lives are amortized over their estimated useful life as determined by management. Goodwill and intangible assets with indefinite lives are not amortized but instead are periodically assessed for impairment.

Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships, contracts and industry expertise, involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets acquired and, to the extent available, third party assessments. Impairment testing entails estimating future net cash flows relating to the business, based on management’s estimate of future revenues, future cash flows and market conditions including pricing, demand, competition, operating costs and other factors, such as weighted average cost of capital. Uncertainties associated with these estimates include changes in production decline rates, production interruptions, fluctuations in refinery capacity or product slates, economic obsolescence factors in the area and potential future sources of cash flow. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts. Further, significant negative variances in the assumptions and estimates utilized in our forecasts, such as a continued decline in petroleum commodity prices or a sustained multi-year low petroleum commodity price environment that results in lower volumes and cash flows or further increases in our weighted average cost of capital assumption, could result in reporting unit carrying values in excess of fair values. See Note 6 to our Consolidated Financial Statements for a further discussion of goodwill.

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

Accruals and Contingent Liabilities.  We record accruals or liabilities for, among other things, environmental remediation, natural resource damage assessments, governmental fines and penalties, potential legal claims and fees for legal services associated with loss contingencies, and bonuses. Accruals are made when our assessment indicates that it is probable that a liability has occurred and the amount of liability can be reasonably estimated. Our estimates are based on all known facts at the time and our assessment of the ultimate outcome. Among the many uncertainties that impact our estimates are the necessary regulatory approvals for, and potential modification of, our environmental remediation plans, the limited amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment, the duration of the natural resource damage assessment and the ultimate amount of damages determined, the determination and calculation of fines and penalties, the possibility of existing legal claims giving rise to additional claims and the nature, extent and cost of legal services that will be required in connection with lawsuits, claims and other matters. Our estimates for contingent liability accruals are increased or decreased as additional information is obtained or resolution is achieved. A hypothetical variance of 5% in our aggregate estimate for the accruals and contingent liabilities discussed above would have an impact on earnings of up to approximately $14 million. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Equity-Indexed Compensation Plan Accruals.  We accrue compensation expense (referred to herein as equity-indexed compensation expense) for outstanding equity-indexed compensation awards. Under GAAP, we are required to estimate the fair value of our outstanding equity-indexed compensation awards and recognize that fair value as compensation expense over the service period. For equity-indexed compensation awards that contain a performance condition, the fair value of the award is recognized as equity-indexed compensation expense only if the attainment of the performance condition is considered probable. Uncertainties involved in this estimate include the actual unit price at time of vesting, whether or not a performance condition will be attained and the continued employment of personnel with outstanding equity-indexed compensation awards. We cannot provide assurance that the actual fair value of our equity-indexed compensation awards will not vary significantly from estimated amounts.

We recognized equity-indexed compensation expense of $27 million, $98 million and $116 million in 2015, 2014 and 2013, respectively, related to awards granted under our various equity-indexed compensation plans. A hypothetical variance of 5% in our aggregate estimate for the equity-indexed compensation expense would have an impact on net income attributable to PAA of less than 1%.  See Note 15 to our Consolidated Financial Statements for a discussion regarding our equity-indexed compensation plans.

Property and Equipment, Depreciation Expense and Asset Retirement Obligations. We compute depreciation using the straight-line method based on estimated useful lives. These estimates are based on various factors including condition, manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration and abandonment requirements, economic conditions and supply and demand in the area. When assets are put into service, we make estimates with respect to useful lives and salvage values that we believe are reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization.

We record retirement obligations associated with tangible long-lived assets based on estimates related to the costs associated with cleaning, purging and in some cases, completely removing the assets and returning the land to its original state. In addition, our estimates include a determination of the settlement date or dates for the potential obligation, which may or may not be determinable. Uncertainties that impact these estimates include the costs associated with these activities and the timing of incurring such costs.

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

We did not recognize any material impairment of long-lived assets during the three years ending December 31, 2015. See Note 5 to our Consolidated Financial Statements for further discussion regarding impairments.

Allowance for Doubtful Accounts.  We perform credit evaluations of our customers and grant credit based on past payment history, financial conditions and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based on specific situations and overall industry conditions. Our history of bad debt losses has been minimal (less than $2 million in the aggregate over the years ended December 31, 2015, 2014 and 2013) and generally limited to specific customer circumstances; however, credit risks can change suddenly and without notice. See Note 2 to our Consolidated Financial Statements for additional discussion.

Inventory Valuations.  Inventory, including long-term inventory, primarily consists of crude oil, NGL and natural gas and is valued at the lower of cost or market, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and use estimates and judgment when making any adjustments necessary to reduce the carrying value to net realizable value. Among the uncertainties that impact our estimates are the applicable quality and location differentials to include in our net realizable value analysis. Additionally, we estimate the upcoming liquidation timing of the inventory. Changes in assumptions made as to the timing of a sale can materially impact net realizable value. During the years ended December 31, 2015, 2014 and 2013, we recorded charges of $117 million, $289 million and $7 million, respectively, related to the valuation adjustment of our crude oil, NGL and natural gas inventory due to declines in prices. See Note 4 to our Consolidated Financial Statements for further discussion regarding inventory.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for information regarding the effect of recent accounting pronouncements on our consolidated financial statements, including the impact of our adoption of revised debt issuance costs guidance on prior period financial statements.

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit amounts):

				Favorable/(Unfavorable) Variance
	Year Ended December 31,			2015-2014		2014-2013
	2015	2014	2013	$	%	$	%
Transportation segment profit	$917	$925	$729	$(8)	(1)%	$196	27%
Facilities segment profit	579	584	616	(5)	(1)%	(32)	(5)%
Supply and Logistics segment profit	381	782	822	(401)	(51)%	(40)	(5)%
Total segment profit	1,877	2,291	2,167	(414)	(18)%	124	6%
Depreciation and amortization	(432)	(384)	(365)	(48)	(13)%	(19)	(5)%
Interest expense, net	(432)	(348)	(313)	(84)	(24)%	(35)	(11)%
Other income/(expense), net	(7)	(2)	1	(5)	(250)%	(3)	(300)%
Income tax expense	(100)	(171)	(99)	71	42%	(72)	(73)%
Net income	906	1,386	1,391	(480)	(35)%	(5)	—%
Net income attributable to noncontrolling interests	(3)	(2)	(30)	(1)	(50)%	28	93%
Net income attributable to PAA	$903	$1,384	$1,361	$(481)	(35)%	$23	2%

Basic net income per common unit	$0.78	$2.39	$2.82	$(1.61)	(67)%	$(0.43)	(15)%
Diluted net income per common unit	$0.77	$2.38	$2.80	$(1.61)	(68)%	$(0.42)	(15)%
Basic weighted average common units outstanding	394	367	341	27	7%	26	8%
Diluted weighted average common units outstanding	396	369	343	27	7%	26	8%

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

Management believes that the presentation of such additional financial measures provides useful information to investors regarding our performance and results of operations because these measures, when used in conjunction with related GAAP financial measures, (i) provide additional information about our core operating performance and ability to generate and distribute cash flow, (ii) provide investors with the financial analytical framework upon which management bases financial, operational, compensation and planning decisions and (iii) present measurements that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. These measures may exclude, for example, (i) charges for obligations that are expected to be settled with the issuance of equity instruments, (ii) the mark-to-market of derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivative activities that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (iii) long-term inventory costing adjustments, (iv) items that are not indicative of our core operating results and business outlook and/or (v) other items that we believe should be excluded in understanding our core operating performance. We have defined all such items hereinafter as “Selected Items Impacting Comparability.”  These additional financial measures are reconciled to the most directly comparable measures as reported in accordance with GAAP, and should be viewed in addition to, and not in lieu of, our Consolidated Financial Statements and footnotes.

The following table sets forth non-GAAP financial measures that are reconciled to the most directly comparable GAAP measures (in millions):

				Favorable/(Unfavorable) Variance
	Year Ended December 31,			2015-2014		2014-2013
	2015	2014	2013	$	%	$	%
Net income	$906	$1,386	$1,391	$(480)	(35)%	$(5)	—%
Add:
Interest expense, net	432	348	313	84	24%	35	11%
Income tax expense	100	171	99	(71)	(42)%	72	73%
Depreciation and amortization	432	384	365	48	13%	19	5%
EBITDA	$1,870	$2,289	$2,168	$(419)	(18)%	$121	6%

Selected Items Impacting Comparability of EBITDA
Gains/(losses) from derivative activities net of inventory valuation adjustments (1)	$(110)	$243	$(59)	$(353)	(145)%	$302	512%
Long-term inventory costing adjustments (2)	(99)	(85)	—	(14)	(16)%	(85)	N/A
Equity-indexed compensation expense (3)	(27)	(56)	(63)	29	52%	7	11%
Net gain/(loss) on foreign currency revaluation (4)	21	(13)	(1)	34	262%	(12)	(1,200)%
Line 901 incident (5)	(83)	—	—	(83)	N/A	—	N/A
Other (6)	—	—	(1)	—	N/A	1	100%
Selected Items Impacting Comparability of EBITDA	$(298)	$89	$(124)	$(387)	(435)%	$213	172%

EBITDA	$1,870	$2,289	$2,168	$(419)	(18)%	$121	6%
Selected Items Impacting Comparability of EBITDA	298	(89)	124	387	435%	(213)	(172)%
Adjusted EBITDA	$2,168	$2,200	$2,292	$(32)	(1)%	$(92)	(4)%

Adjusted EBITDA	$2,168	$2,200	$2,292	$(32)	(1)%	$(92)	(4)%
Interest expense (7)	(417)	(334)	(297)	(83)	(25)%	(37)	(12)%
Maintenance capital (8)	(220)	(224)	(176)	4	2%	(48)	(27)%
Current income tax expense	(84)	(71)	(100)	(13)	(18)%	29	29%
Equity earnings in unconsolidated entities, net of distributions	31	(3)	(10)	34	1,133%	7	70%
Distributions to noncontrolling interests (9)	(4)	(3)	(38)	(1)	(33)%	35	92%
Implied DCF (10)	$1,474	$1,565	$1,671	$(91)	(6)%	$(106)	(6)%
Less: Distributions paid (9)	(1,714)	(1,469)	(1,215)
DCF Excess/(Shortage) (11)	$(240)	$96	$456

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

(2)                                     We carry approximately 5 million barrels of crude oil and NGL inventory that is comprised of minimum working inventory requirements in third-party assets and other working inventory that is needed for our commercial operations.  We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future. Therefore, we classify this inventory as long-term on our balance sheet and do not hedge the inventory with derivative instruments (similar to linefill in our own assets). We treat the impact of changes in the average cost of the long-term inventory (that result from fluctuations in market prices) as a selected item impacting comparability. During 2015 and 2014, crude oil and NGL prices decreased significantly resulting in inventory valuation adjustments. See Note 4 to our Consolidated Financial Statements for additional inventory disclosures.

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

(4)                                     During 2015, 2014 and 2013, there were fluctuations in the value of the Canadian dollar (“CAD”) to the U.S. dollar (“USD”), resulting in gains and losses that were not related to our core operating results for the period and were thus classified as selected items impacting comparability. See Note 11 to our Consolidated Financial Statements for further discussion regarding our currency exchange rate risk hedging activities.

(5)                                     Includes costs related to the Line 901 incident that occurred in May 2015, net of amounts we believe are probable of recovery from insurance. See Note 16 to our Consolidated Financial Statements for additional information.

(6)                                     Includes other immaterial selected items impacting comparability.

(7)                                     Excludes certain non-cash items impacting interest expense such as amortization of debt issuance costs and terminated interest rate swaps.

(8)                                     Maintenance capital expenditures are defined as capital expenditures for the replacement of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets.

(9)                                    Includes distributions that pertain to the current period’s net income and are paid in the subsequent period.

(10)                               Including costs of $83 million related to the Line 901 incident that occurred in May 2015, Implied DCF would have been $1,391 million for the year ended December 31, 2015. See Note 16 to our Consolidated Financial Statements for additional information regarding the Line 901 incident.

(11)                                DCF shortages are funded from previously established reserves, cash on hand or from borrowings under our credit facilities or commercial paper program. Excess DCF is retained to establish reserves for future distributions, capital expenditures and other partnership purposes.

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

Revenues and expenses from our Canadian based subsidiaries, which use CAD as their functional currency, are translated at the prevailing average exchange rates for each month.

Transportation Segment

Our Transportation segment operations generally consist of fee-based activities associated with transporting crude oil and NGL on pipelines, gathering systems, trucks and barges. The Transportation segment generates revenue through a combination of tariffs, third-party pipeline capacity agreements and other transportation fees.

The following tables set forth our operating results from our Transportation segment for the periods indicated:

				Favorable/(Unfavorable) Variance
Operating Results (1)	Year Ended December 31,			2015-2014		2014-2013
(in millions, except per barrel data)	2015	2014	2013	$	%	$	%
Revenues
Tariff activities	$1,439	$1,447	$1,293	$(8)	(1)%	$154	12%
Trucking	155	208	205	(53)	(25)%	3	1%
Total transportation revenues	1,594	1,655	1,498	(61)	(4)%	157	10%

Costs and Expenses
Trucking costs	(108)	(151)	(147)	43	28%	(4)	(3)%
Field operating costs (2)	(652)	(560)	(528)	(92)	(16)%	(32)	(6)%
Equity-indexed compensation expense - operations	(5)	(15)	(18)	10	67%	3	17%
Segment general and administrative expenses (2) (3)	(89)	(83)	(101)	(6)	(7)%	18	18%
Equity-indexed compensation expense - general and administrative	(6)	(29)	(39)	23	79%	10	26%
Equity earnings in unconsolidated entities	183	108	64	75	69%	44	69%
Segment profit	$917	$925	$729	$(8)	(1)%	$196	27%
Maintenance capital	$144	$165	$123	$21	13%	$(42)	(34)%
Segment profit per barrel	$0.56	$0.62	$0.54	$(0.06)	(10)%	$0.08	15%

				Favorable/(Unfavorable) Variance
Average Daily Volumes	Year Ended December 31,			2015-2014		2014-2013
(in thousands of barrels per day) (4)	2015	2014	2013	Volumes	%	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (5)	1,849	1,512	1,299	337	22%	213	16%
South Texas / Eagle Ford (5)	306	227	102	79	35%	125	123%
Western	215	260	247	(45)	(17)%	13	5%
Rocky Mountain (5)	440	426	398	14	3%	28	7%
Gulf Coast	532	492	442	40	8%	50	11%
Central	413	450	405	(37)	(8)%	45	11%
Canada	392	399	384	(7)	(2)%	15	4%
Crude oil pipelines	4,147	3,766	3,277	381	10%	489	15%
NGL pipelines	193	186	250	7	4%	(64)	(26)%
Refined products pipelines	—	—	68	—	N/A	(68)	(100)%
Tariff activities total volumes	4,340	3,952	3,595	388	10%	357	10%
Trucking volumes	113	127	117	(14)	(11)%	10	9%
Transportation segment total volumes	4,453	4,079	3,712	374	9%	367	10%

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

(4)            Average daily volumes are calculated as the total volumes (attributable to our interest) for the year divided by the number of days in the year.

(5)            Area systems include volumes (attributable to our interest) from pipelines owned by unconsolidated entities.

Tariffs and other fees on our pipeline systems vary by receipt point and delivery point. The segment profit generated by our tariff and other fee-related activities depends on the volumes transported on the pipeline and the level of the tariff and other fees charged as well as the fixed and variable field costs of operating the pipeline. As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor that is intended to offset losses due to evaporation, measurement and other losses in transit. We value the variance of allowance volumes to actual losses at the estimated net realizable value (including the impact of gains and losses from derivative-related activities) at the time the variance occurred and the result is recorded as either an increase or decrease to tariff activities revenues. Revenue from our pipeline capacity agreements generally reflects a negotiated amount.

The following is a discussion of items impacting Transportation segment profit and segment profit per barrel for the periods indicated.

Net Operating Revenues, Equity Earnings and Volumes. As noted in the table above, our total Transportation segment revenues, net of trucking costs, decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014, but increased for the year ended December 31, 2014 compared to the year ended December 31, 2013. Equity earnings in unconsolidated entities and average daily volumes increased year-over-year for each of the comparative periods presented. The following table presents the net revenue and equity earnings variances by type of revenue, product and region for the comparative periods presented:

	Favorable/(Unfavorable) Variance		Favorable/(Unfavorable) Variance
	2015 - 2014		2014 - 2013
(in millions)	Net Revenues	Equity Earnings	Net Revenues	Equity Earnings
Tariff activities:
Permian Basin region	$75	$52	$66	$9
South Texas / Eagle Ford region	12	19	24	28
Western region	(24)	—	3	—
Canada	(16)	—	40	—
NGL pipelines	(1)	—	(14)	—
Refined products pipelines	—	—	(28)	—
Other (including pipeline loss allowance revenue)	(54)	4	63	7
Tariff activities total	(8)	75	154	44
Trucking	(10)	—	(1)	—
Transportation segment total	$(18)	$75	$153	$44

•      Tariff activities —

•      Permian Basin region. The increase in revenues for 2015 over 2014 was primarily driven by results from (i) our Cactus pipeline, which was placed in service in April 2015, and (ii) higher volumes related to increased production, primarily associated with the expansion of our pipeline system in the Delaware Basin.

Revenues increased for 2014 over 2013 primarily due to (i) higher volumes related to increased production and new pipeline connections and (ii) higher pumpover movements at our Basin pipeline terminal.

The increase in equity earnings for each of the comparative periods presented was driven by earnings from our interest in BridgeTex, which we acquired in November 2014.

•      South Texas / Eagle Ford region. Revenues increased for each of the comparative periods due to higher volumes driven by increased production and the extension of our gathering system.

Equity earnings increased for each of the comparative periods presented due to higher earnings from our interest in Eagle Ford Pipeline LLC, primarily driven by higher throughput on the Eagle Ford pipeline system. The higher throughput in 2015 compared to 2014 was due to a combination of (i) the connection to our Cactus pipeline in April 2015, (ii) the completion of an expansion of the pipeline system in August 2015 and (iii) increased crude oil production in the Eagle Ford region. The higher throughput for 2014 compared to 2013 was primarily due to increased crude oil production in the Eagle Ford region.

•      Western region. Revenues and volumes decreased for 2015 as compared to 2014 primarily due to pipeline downtime on our All American Pipeline associated with the Line 901 incident that occurred in the second quarter of 2015. See Note 16 to our Consolidated Financial Statements for additional information regarding this incident.

•      Canada. Revenues decreased for 2015 as compared to 2014 due to unfavorable foreign exchange impacts of $38 million, which more than offset revenue increases from higher tariff rates on certain of our pipelines and related system assets.

Revenues increased for 2014 over 2013 primarily due to (i) rate increases on certain of our pipelines and related system assets, (ii) additional revenues from a reclassification of certain storage facilities from our Facilities segment to our Transportation segment during the second quarter of 2014, (iii) higher revenues from our Rangeland and South Saskatchewan pipelines, as they were shut down in the second and third quarters of 2013 due to high river flow rates and flooding in the surrounding area and (iv) incremental volumes and revenues from our Wascana pipeline, which was reactivated during the second quarter of 2014 and was connected to our Bakken North pipeline system. Such increases were partially offset by unfavorable foreign exchange impacts of $16 million.

•      NGL pipelines. Revenues and volumes from our NGL pipelines were relatively consistent for 2015 compared to 2014, as higher revenue from tariff rate increases was substantially offset by unfavorable foreign exchange impacts of $12 million.

Revenues and volumes from our NGL pipelines decreased for 2014 as compared to 2013 primarily due to (i) the discontinuation of a capacity lease arrangement in the fourth quarter of 2013, (ii) the impact of netting joint venture related volumes to our share on a pipeline during 2014, which did not affect revenues and (iii) estimated unfavorable foreign exchange impacts of $7 million. Such unfavorable impacts were partially offset by higher revenues from our Co-Ed pipeline due to tariff rate increases and the shutdown of the pipeline in the second and third quarters of 2013 due to high river flow rates and flooding in the surrounding area.

•      Refined products pipelines. We sold our refined products pipeline systems and related assets in 2013.

•      Other. The variances for the comparative periods presented were primarily related to pipeline loss allowance revenue. Loss allowance revenue decreased by $62 million for 2015 compared to 2014 primarily due to a lower average realized price per barrel, partially offset by higher volumes. Loss allowance revenue increased by $46 million for 2014 over 2013 and was primarily driven by higher volumes.

•      Trucking — Net revenues from our trucking operations decreased for 2015 as compared to 2014 due to unfavorable foreign exchange impacts of $8 million and lower producer volumes.

Field Operating Costs. The increase in field operating costs (excluding equity-indexed compensation expense) for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to estimated costs of $83 million recognized during 2015 associated with the Line 901 incident, net of amounts we believe are probable of recovery from insurance. See Note 16 to our Consolidated Financial Statements for additional information regarding this incident. The increase in field operating costs was also driven by (i) higher salary and related expenses and property tax expense primarily associated with new assets placed in service in 2015 and (ii) higher maintenance and repairs cost, partially offset by favorable foreign exchange impacts of $22 million.

Field operating costs (excluding equity-indexed compensation expense) increased during the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to (i) a change in classification of $14 million of certain costs from general and administrative expenses, (ii) increased asset integrity spending, (iii) higher property tax expense due to capital expansion and (iv) higher utility costs associated with increased throughput volumes. Such increases were partially offset by a reduction in environmental remediation costs and an $11 million favorable foreign exchange impact.

General and Administrative Expenses. The increase in general and administrative expenses (excluding equity-indexed compensation expenses) for the year ended December 31, 2015 over the year ended December 31, 2014 was primarily due to increased salaries, benefits and other costs associated with the growth in the segment, partially offset by a $4 million favorable foreign exchange impact.

General and administrative expenses (excluding equity-indexed compensation expenses) decreased during the year ended December 31, 2014 compared to the year ended December 31, 2013 due to a change in classification of $14 million of certain costs to field operating costs and a $5 million favorable impact of foreign exchange.

Equity-Indexed Compensation Expense. A majority of our equity-indexed compensation awards (including the AAP Management Units) contain performance conditions contingent upon achieving certain distribution levels. For awards with performance conditions (such as distribution targets), expense is accrued over the service period only if the performance condition is considered probable of occurring. When awards with performance conditions that were previously considered improbable become probable, we incur additional expense in the period that our probability assessment changes. This is necessary to bring the accrued liability associated with these awards up to the level it would have been if we had been accruing for these awards since the grant date.  At December 31, 2015, a distribution level of $2.90 per common unit was deemed probable of occurring in the reasonably foreseeable future (and was initially determined to be probable in the fourth quarter of 2014). Furthermore, a change in unit price impacts the fair value of our liability-classified awards. See Note 15 to our Consolidated Financial Statements for additional information regarding our equity-indexed compensation plans.

On a consolidated basis, equity-indexed compensation expense decreased by $71 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, primarily due to the impact of the decrease in unit price during the year ended December 31, 2015 compared to the impact of the decrease in unit price during the year ended December 31, 2014. On a consolidated basis, equity-indexed compensation expense decreased by $18 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to the impact of the decrease in unit price during the year ended December 31, 2014 compared to the impact of the increase in unit price during the year ended December 31, 2013.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The decrease in maintenance capital in 2015 compared to 2014 was primarily due to a reclassification of certain maintenance capital costs from our Facilities segment during the 2014 period. In addition, the decrease in maintenance capital was impacted by the depreciation of CAD relative to USD.

The increase in maintenance capital in 2014 compared to 2013 was primarily due to pipeline replacement projects and increased investments in pipeline integrity and a reclassification of certain maintenance capital costs from our Facilities segment during the 2014 period.

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

The following tables set forth our operating results from our Facilities segment for the periods indicated:

				Favorable/(Unfavorable) Variance
Operating Results (1)	Year Ended December 31,			2015-2014		2014-2013
(in millions, except per barrel data)	2015	2014	2013	$	%	$	%
Revenues	$1,050	$1,127	$1,075	$(77)	(7)%	$52	5%
Natural gas sales (2)	—	—	302	—	N/A	(302)	(100)%
Natural gas related storage costs	(24)	(55)	(16)	31	56%	(39)	(244)%
Natural gas sales costs (2)	—	—	(296)	—	N/A	296	100%
Field operating costs (3)	(377)	(404)	(362)	27	7%	(42)	(12)%
Equity-indexed compensation expense - operations	—	(4)	(2)	4	100%	(2)	(100)%
Segment general and administrative expenses (3) (4)	(65)	(60)	(63)	(5)	(8)%	3	5%
Equity-indexed compensation expense - general and administrative	(5)	(20)	(22)	15	75%	2	9%
Segment profit	$579	$584	$616	$(5)	(1)%	$(32)	(5)%
Maintenance capital	$68	$52	$38	$(16)	(31)%	$(14)	(37)%
Segment profit per barrel	$0.38	$0.40	$0.43	$(0.02)	(5)%	$(0.03)	(7)%

				Favorable/(Unfavorable) Variance
	Year Ended December 31,			2015-2014		2014-2013
Volumes (5)	2015	2014	2013	Volumes	%	Volumes	%
Crude oil, refined products and NGL terminalling and storage (average monthly capacity in millions of barrels)	100	95	94	5	5%	1	1%
Rail load / unload volumes (average volumes in thousands of barrels per day)	210	231	221	(21)	(9)%	10	5%
Natural gas storage (average monthly working capacity in billions of cubic feet)	97	97	96	—	—%	1	1%
NGL fractionation (average volumes in thousands of barrels per day)	103	96	96	7	7%	—	—%
Facilities segment total volumes (average monthly volumes in millions of barrels) (6)	126	121	120	5	4%	1	1%

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

(5)            Average monthly volumes are calculated as total volumes for the year divided by the number of months in the year.

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

Net Operating Revenues and Volumes.  As noted in the table above, our Facilities segment revenues, net of related costs, decreased by $46 million for the year ended December 31, 2015 compared to the year ended December 31, 2014, but increased by $7 million for the year ended December 31, 2014 over the comparable 2013 period. Total volumes increased for each of the comparative periods presented. Variances in net revenues and average monthly volumes between the comparative periods are discussed below:

•      Rail Terminals — For the year ended December 31, 2015, revenues decreased by $26 million compared to the year ended December 31, 2014 due to lower volumes and lower rail fees related to the movement of certain volumes of Bakken crude oil, partially offset by revenues from our Bakersfield rail terminal that came online in the fourth quarter of 2014.

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

•      Natural Gas Storage Operations — Net revenues decreased by $12 million for the year ended December 31, 2015 compared to the year ended December 31, 2014 and by $43 million for the year ended December 31, 2014 compared to the year ended December 31, 2013 primarily due to (i) declines in market rates for natural gas storage, which resulted in lower rates on new contracts replacing expiring contracts and (ii) reduced hub services opportunities. The 2014 period was further unfavorably impacted by costs incurred to manage deliverability requirements in conjunction with the extended period of severe cold weather experienced during the first quarter of 2014.

•      Gulf Coast Gas Processing — Revenues decreased by $13 million for the year ended December 31, 2015 compared to 2014 primarily due to lower volumes and decreased margins driven by lower commodity prices.

•      NGL Storage, NGL Fractionation and Canadian Gas Processing — Revenues decreased by $7 million for the year ended December 31, 2015 compared to the year ended December 31, 2014. This decrease was primarily due to estimated unfavorable foreign exchange impacts of $41 million, which offset revenue increases from higher facility fees for the 2015 period. These impacts were largely offset in our Supply and Logistics segment results.

Revenues from our NGL storage, NGL fractionation and Canadian gas processing activities increased by $31 million for the year ended December 31, 2014 over the year ended December 31, 2013 largely driven by higher facility fee revenues due to rate increases at certain of our storage and fractionation facilities, partially offset by lower physical processing gains. Such increases were partially offset by estimated unfavorable foreign exchange impacts of $18 million. These impacts were largely offset in our Supply and Logistics segment results.

•      Crude Oil Storage — For the year ended December 31, 2015, revenues increased by $9 million over the year ended December 31, 2014 primarily due to capacity expansions of approximately 1 million barrels and higher marine access activity at our St. James terminal.

For the year ended December 31, 2014, crude oil storage revenues increased by $8 million over the year ended December 31, 2013 primarily due to increased throughput at our Cushing, Yorktown and Mobile/Ten Mile terminals and a 1.2 million barrel capacity expansion at our St. James terminal, partially offset by lower revenues from certain storage facilities in California and the East Coast due to underutilization resulting from decreased demand, as well decreased revenues of $12 million due to the reclassification of certain of our Canadian storage facilities to our Transportation segment during the second quarter of 2014.

•      Condensate Processing — Revenues increased by $8 million for the year ended December 31, 2014 compared to 2013 due to the benefit from the start-up and subsequent expansion of our Gardendale condensate processing facility. Revenues were relatively consistent for the year ended December 31, 2015 compared to the year ended December 31, 2014.

Field Operating Costs.  The decrease in field operating costs (excluding equity-indexed compensation expenses) for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to (i) decreased maintenance and repairs cost, (ii) lower gas and power costs largely associated with our NGL fractionation and Canadian gas processing activities and (iii) favorable foreign exchange impacts of $19 million. Such decreases were partially offset by an increase in expenses associated with new assets placed in service.

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

General and Administrative Expenses.  The increase in general and administrative expenses (excluding equity-indexed compensation expenses) for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to increased salaries and benefits, partially offset by a $3 million favorable foreign exchange impact.

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

Maintenance Capital. The increase in maintenance capital in 2015 over 2014 was primarily due to various tank and facility projects and timing of equipment replacements, as well as the impact from a change in classification of certain maintenance capital costs to our Transportation segment in the 2014 period. The increase in maintenance capital in 2014 from 2013 is primarily due to the timing of maintenance projects for tanks and other facility assets, partially offset by a change in classification of certain maintenance capital costs to our Transportation segment in the 2014 period.

Supply and Logistics Segment

Our revenues from supply and logistics activities reflect the sale of gathered and bulk-purchased crude oil, as well as sales of NGL volumes purchased from suppliers and natural gas sales attributable to the activities performed by our natural gas storage commercial optimization group. Generally, our segment profit is impacted by (i) increases or decreases in our Supply and Logistics segment volumes (which consist of lease gathering crude oil purchase volumes, NGL sales volumes and waterborne cargos), (ii) demand for lease gathering services we provide producers and (iii) the overall volatility and strength or weakness of market conditions and the allocation of our assets among our various risk management strategies. In addition, the execution of our risk management strategies in conjunction with our assets can provide upside in certain markets. Although segment profit may be adversely affected during certain transitional periods as discussed further below, our crude oil and NGL supply, logistics and distribution operations are not directly affected by the absolute level of prices, but are affected by overall levels of supply and demand for crude oil and NGL and relative fluctuations in market-related indices.

The following tables set forth our operating results from our Supply and Logistics segment for the periods indicated:

				Favorable/(Unfavorable) Variance
Operating Results (1) (2)	Year Ended December 31,			2015-2014		2014-2013
(in millions, except per barrel data)	2015	2014	2013	$	%	$	%
Revenues	$21,945	$42,150	$40,696	$(20,205)	(48)%	$1,454	4%
Purchases and related costs (3)	(21,018)	(40,752)	(39,315)	19,734	48%	(1,437)	(4)%
Field operating costs (4)	(433)	(481)	(422)	48	10%	(59)	(14)%
Equity-indexed compensation expense - operations	—	(2)	(3)	2	100%	1	33%
Segment general and administrative expenses (4) (5)	(102)	(105)	(102)	3	3%	(3)	(3)%
Equity-indexed compensation expense - general and administrative	(11)	(28)	(32)	17	61%	4	13%
Segment profit	$381	$782	$822	$(401)	(51)%	$(40)	(5)%
Maintenance capital	$8	$7	$15	$(1)	(14)%	$8	53%
Segment profit per barrel	$0.89	$1.85	$2.09	$(0.96)	(52)%	$(0.24)	(11)%

				Favorable (Unfavorable) Variance
Average Daily Volumes	Year Ended December 31,			2015-2014		2014-2013
(in thousands of barrels per day)	2015	2014	2013	Volume	%	Volume	%
Crude oil lease gathering purchases	943	949	859	(6)	(1)%	90	10%
NGL sales	223	208	215	15	7%	(7)	(3)%
Waterborne cargos	2	—	4	2	N/A	(4)	(100)%
Supply and Logistics segment total volumes	1,168	1,157	1,078	11	1%	79	7%

(1)                                     Revenues and costs include intersegment amounts.

(2)                                     Prior to January 1, 2014, natural gas sales and costs attributable to the activities performed by our natural gas storage commercial optimization group were reported in our Facilities segment.

(3)                                     Purchases and related costs include interest expense (related to hedged inventory purchases) of $6 million, $12 million and $30 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following table presents the range of the NYMEX West Texas Intermediate benchmark price of crude oil during the periods indicated:

	NYMEX WTI
	Crude Oil Price
During the Year Ended December 31,	Low	High
2015	$35	$61
2014	$53	$107
2013	$87	$111

Because the commodities that we buy and sell are generally indexed to the same pricing indices for both sales and purchases, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. The absolute amount of our revenues and purchases decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014 due to lower crude oil and NGL prices during the 2015 period. The increase of the absolute amount of our revenues and purchases for the year ended December 31,

2014 over the year ended December 31, 2013 primarily resulted from higher crude oil volumes in the 2014 period, partially offset by lower crude oil prices relative to 2013, particularly in the fourth quarter.

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

Net Operating Revenues and Volumes. Our Supply and Logistics segment revenues, net of purchases and related costs, decreased by $471 million for the year ended December 31, 2015 as compared to the 2014 period, of which $389 million related to the mark-to-market impact of certain derivatives (see discussion and table below) and long-term inventory costing adjustments (see discussion below). For the 2014 period, segment revenues, net of purchases and related costs, increased by $17 million over the comparable 2013 period. The following summarizes the more significant items impacting the comparative periods:

•                  Crude Oil Operations — Net revenues from our crude oil supply and logistics activities decreased for the year ended December 31, 2015 as compared to the year ended December 31, 2014 primarily due to (i) the compression of certain differentials during the 2015 period, which resulted in fewer opportunities to capture above-baseline margins as compared to 2014 and (ii) increased competition, largely due to overbuilt infrastructure in certain areas that has negatively impacted our lease gathering unit margins and volumes, most notably during the second half of 2015. However, such unfavorable results were partially offset by revenues from opportunities created by the contango market structure during 2015.

Net revenues from our crude oil supply and logistics activities increased slightly for 2014 as compared to 2013 primarily due to favorable impacts from the widening of certain differentials, most notably in the second and third quarters of 2014, that allowed for more opportunities to capture above-baseline margins as compared to 2013.

•                  NGL Operations — Net revenues from our NGL operations increased for the year ended December 31, 2015 compared to the year ended December 31, 2014. The increase was primarily driven by higher margins due to the lower cost of inventory carried over from 2014 year end and higher sales volumes.

Net revenues from our NGL marketing operations decreased for the year ended December 31, 2014 as compared to the year ended December 31, 2013. This decrease was driven by higher NGL purchases and related costs in the 2014 periods, primarily due to a higher weighted average inventory cost and increased facility fees. Additionally, NGL margins were further impacted by less favorable market conditions, most notably during (i) the second quarter of 2014, as market pricing was stronger in the comparable 2013 period due to heating requirements during a winter season that extended into the second quarter and greater petrochemical demand for propane and (ii) the fourth quarter of 2014, due to less demand for crop drying as compared to the 2013 period.

•                  Natural Gas Storage Commercial Optimization — During the first quarter of 2014, our natural gas storage commercial optimization activities were unfavorably impacted by costs incurred to manage deliverability requirements in conjunction with the extended period of severe cold weather experienced. We did not incur similar costs during 2015 or 2013.

•                  Impact from Certain Derivative Activities, Net of Inventory Valuation Adjustments — The mark-to-market of certain of our derivative activities impacted our net revenues as shown in the table below for the periods indicated (in millions):

	Year Ended December 31,			Variance
	2015	2014	2013	2015-2014	2014-2013
Gains/(losses) from certain derivative activities, net of inventory valuation adjustments (1)	$(114)	$261	$(59)	$(375)	$320

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

•                  Long-Term Inventory Costing Adjustments — Our operating results are impacted by changes in the weighted average cost of our crude oil and NGL inventory pools that result from price movements during the periods. Such costing adjustments resulted in unfavorable impacts of $99 million and $85 million for the years ended December 31, 2015 and 2014, respectively, due to price decreases during each year. These costing adjustments related to long-term inventory necessary to meet our minimum inventory requirements in third-party assets and other working inventory that was needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future.

•                  Foreign Exchange Impacts — Our results are impacted by fluctuations in the value of CAD to USD, resulting in foreign exchange gains and losses on U.S. denominated net assets within our Canadian operations. The impact of such gains and losses resulted in a favorable variance of $38 million for 2015 compared to 2014 and an unfavorable variance of $16 million for 2014 to 2013.

Furthermore, the depreciation of CAD relative to USD resulted in lower net USD costs of approximately $41 million for 2015 compared to 2014 and by $15 million for 2014 compared to 2013. Such costs are primarily associated with intercompany facility fees and are largely offset in our Facilities segment results.

Field Operating Costs.  The decrease in field operating costs (excluding equity-indexed compensation expenses) for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily due to the decreased use of third party trucking services as pipeline expansion projects were placed into service.

The increase in field operating costs (excluding equity-indexed compensation expenses) for the year ended December 31, 2014 over the year ended December 31, 2013 was primarily due to an increase in trucking costs associated with higher lease gathering volumes.

Maintenance Capital. The decrease in maintenance capital in 2014 compared to 2013 was primarily due to reduced spending on trucking assets.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense increased during the 2015 period over the comparable 2014 period primarily due to various capital expansion projects completed during 2015, partially offset by favorable impacts from the depreciation of CAD relative to USD.

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

The following table summarizes the components impacting the interest expense variance for the years ended December 31, 2015 and 2014 (in millions, except for percentages):

		Average LIBOR	Weighted Average Interest Rate (1)
Interest expense for the year ended December 31, 2013	$313	0.2%	4.6%
Impact of issuance of senior notes (2) (5)	51
Impact of interest included in purchases and related costs (3)	18
Impact of retirement of senior notes (4)	(13)
Impact of capitalized interest	(10)
Other	(11)
Interest expense for the year ended December 31, 2014	$348	0.1%	4.5%
Impact of issuance of senior notes (5) (6)	88
Impact of interest included in purchases and related costs (3)	6
Impact of retirement of senior notes (7)	(9)
Impact of capitalized interest	(9)
Other	8
Interest expense for the year ended December 31, 2015	$432	0.2%	4.5%

(1)                                     Excludes commitment and other fees.

(2)                                     In August 2013, we completed the issuance of $700 million of 3.85% senior notes due 2023.

(3)                                     Interest costs attributable to borrowings for hedged inventory purchases are included in purchases and related costs in our Supply and Logistics segment profit as we consider interest on these borrowings a direct cost to storing the inventory. These costs were $6 million, $12 million and $30 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)                                     In December 2013, our $250 million, 5.63% senior notes matured.

(5)                                     In April 2014, we completed the issuance of $700 million of 4.70% senior notes due 2044; in September 2014, we completed the issuance of $750 million of 3.60% senior notes due 2024; and in December 2014, we completed the issuance of $500 million of 2.60% senior notes due 2019 and $650 million of 4.90% senior notes due 2045.

(6)                                     In August 2015, we completed the issuance of $1.0 billion of 4.65% senior notes due 2025.

(7)                                     Our $150 million, 5.25% senior notes and $400 million, 3.95% senior notes matured in June 2015 and September 2015, respectively.

Other Income/(Expense), Net

Other income/(expense), net in each of the years ended December 31, 2015, 2014 and 2013 was primarily comprised of foreign currency gains or losses related to revaluations of CAD-denominated interest receivables associated with our intercompany notes and the impact of related foreign currency hedges.

Income Tax Expense

Income tax expense decreased for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to the deferred income tax impact associated with fluctuations in the derivative mark-to-market valuation in our Canadian operations during the 2015 and 2014 periods. This benefit was partially offset by an Alberta, Canada provincial tax rate increase of 2% enacted during the second quarter of 2015, as well as higher current income tax expense resulting from increased year-over-year taxable earnings from our Canadian operations. The 2015 period was also favorably impacted by the depreciation of CAD relative to USD.

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

However, the combination during such period of surging North American liquids production, relatively flat liquids production for the rest of the world and relatively modest growth in global liquids demand led to a supply imbalance, which in turn led to a significant and rapid reduction in petroleum prices. While we believe that our business model and asset base have minimal direct exposure to petroleum prices, our performance is influenced by certain differentials and overall North American production levels, which in turn are impacted by major price movements. The meaningful decrease in crude oil price levels during the second half of 2014 and throughout 2015 relative to the levels experienced during 2013 and the first half of 2014 have led many producers, including North American producers, to significantly scale back capital programs. As a result, during 2015, the rate of growth of North American crude oil production has slowed significantly and began to decrease in some areas as producers have taken rigs out of service and deferred completions at an increased rate. While we believe that the large North American resource base remains intact and will be developed, such production will likely take place at a slower pace and previously anticipated peak production levels will likely be reduced. The slowdown in North American production coupled with increases in infrastructure has led to a compression of basis differentials in a number of locations. This transitioning crude oil market presents challenges to our business model and asset base and will likely impact the rate of cash flow and distribution growth that we would have otherwise experienced over the next several years. In addition, increased competition and compressed differentials may drive lower volumes and lower unit margins in parts of our business, particularly our Supply and Logistics segment.

While we believe that these recent market developments will continue to slow down crude oil supply growth and contribute toward bringing the markets back to equilibrium, there can be no assurance that such equilibrium will be achieved or that we will not be negatively impacted by declining crude oil supply, low level of volatility or challenging capital markets conditions. Additionally, construction of additional infrastructure by us and our competitors will likely create excess takeaway capacity in certain areas at least for the near to medium term, which could further reduce unit margins in our various segments, and which may be exacerbated by declining levels of crude oil production. Finally, we cannot be certain that our expansion efforts will generate targeted returns or that any future acquisition activities will be successful. See Item 1A. “Risk Factors — Risks Related to Our Business.”

Liquidity and Capital Resources

General

Our primary sources of liquidity are (i) cash flow from operating activities as further discussed below in the section entitled “—Cash Flow from Operating Activities,” (ii) borrowings under our credit facilities or commercial paper program and (iii) funds received from sales of equity and debt securities. Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products and other expenses and interest payments on outstanding debt, (ii) expansion and maintenance activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on our long-term debt and (v) distributions to our unitholders and general partner. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under our commercial paper program or credit facilities. In addition, we generally expect to fund our long-term needs, such as those resulting from expansion activities or acquisitions and refinancing our long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional equity or debt securities. As of December 31, 2015, we had a working capital deficit of $438 million and approximately $2.3 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of December 31, 2015
Availability under senior unsecured revolving credit facility (1) (2)	$1,583
Availability under senior secured hedged inventory facility (1) (2)	1,071
Availability under senior unsecured 364-day revolving credit facility	1,000
Amounts outstanding under commercial paper program	(1,368)
Subtotal	2,286
Cash and cash equivalents	27
Total	$2,313

(1)                                     Represents availability prior to giving effect to amounts outstanding under our commercial paper program, which reduce available capacity under the facilities.

(2)                                     Available capacity under the senior unsecured revolving credit facility and the senior secured hedged inventory facility was reduced by outstanding letters of credit of $17 million and $29 million, respectively.

During the latter part of 2015, energy industry conditions deteriorated and capital markets access for energy companies was disrupted, which has continued into 2016.  To fund our ongoing capital program and maintain a solid capital structure and significant liquidity, in January 2016, we raised $1.6 billion of equity capital through the sale of approximately 61.0 million unregistered Series A Convertible Preferred Units.  See Note 10 to our Consolidated Financial Statements for additional information.

We believe that we have, and will continue to have, the ability to access the commercial paper program and credit facilities, which we use to meet our short-term cash needs.  We believe that our financial position remains strong and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. Also, see Item 1A. “Risk Factors” for further discussion regarding such risks that may impact our liquidity and capital resources. Usage of the credit facilities, which provide the backstop for the commercial paper program, is subject to ongoing compliance with covenants. As of December 31, 2015, we were in compliance with all such covenants.

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

In periods when the market is not in contango, we typically sell our crude oil during the same month in which we purchase it and we do not rely on borrowings under our credit facilities or commercial paper program to pay for the crude oil. During such market conditions, our accounts payable and accounts receivable generally move in tandem as we make payments and receive payments for the purchase and sale of crude oil in the same month, which is the month following such activity. In periods during which we build inventory, regardless of market structure, we may rely on our credit facilities or commercial paper program to pay for the inventory. In addition, we use derivative instruments to manage the risks associated with the purchase and sale of our commodities. Therefore, our cash flow from operating activities may be impacted by the margin deposit requirements related to our derivative activities and/or the timing of settlement of our derivative activities. For example, gains and losses from settled instruments that qualify as effective cash flow hedges are deferred in accumulated other comprehensive income/loss, but may impact operating cash flow in the period settled. See Note 11 to our Consolidated Financial Statements for a discussion regarding our derivatives and risk management activities.

Net cash provided by operating activities for the years ended December 31, 2015, 2014 and 2013 was approximately $1.3 billion, $2.0 billion and $1.95 billion, respectively, and primarily resulted from earnings from our operations. Additionally, as discussed further below, changes in our inventory levels during these years impacted our cash flow from operating activities.

During 2015, we increased the amount of our inventory; however, these volumetric increases were largely offset by lower prices for our inventory stored at the end of the year compared to prior year amounts.

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

During 2013, we decreased the amount of our inventory, primarily due to the sale of crude oil inventory that had been stored during the contango market, as well as the sale of NGL inventory due to end users’ increased demand for product used for heating and crop drying during the latter half of 2013. The net proceeds received from liquidation of such inventory during the year were used to repay borrowings under our credit facilities or commercial paper program and favorably impacted cash flow from operating activities. These decreases in inventory were partially offset by an increase in natural gas inventory whereby we retained more capacity for our own use.  We primarily used borrowings under our credit facilities to pay for the stored natural gas, which negatively impacted our cash flow from operating activities.  Also, a significant portion of our 2013 natural gas sales occurred in December 2013, with cash collections on these sales occurring in January 2014.

Credit Agreements, Commercial Paper Program and Indentures

At December 31, 2015, we had four primary credit arrangements. These include a $1.6 billion senior unsecured revolving credit facility maturing in 2020, a $1.4 billion senior secured hedged inventory facility maturing in 2018 and a $1.0 billion, 364-day senior unsecured credit facility maturing in August 2016. Additionally, we have a $3.0 billion unsecured commercial paper program that is backstopped by our revolving credit facility and our hedged inventory facility. Our credit agreements (which impact our ability to access our commercial paper program because they provide the backstop that supports our short-term credit ratings) and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions in our credit agreements, our ability to make distributions of available cash is not restricted. We were in compliance with the covenants contained in our credit agreements and indentures as of December 31, 2015.

Equity and Debt Financing Activities

Our financing activities primarily relate to funding expansion capital projects, acquisitions and refinancing of our debt maturities, as well as short-term working capital and hedged inventory borrowings related to our NGL business and contango market activities.  Our financing activities have primarily consisted of equity offerings, senior notes offerings and borrowings and repayments under our credit facilities or commercial paper program, as well as payment of distributions to our unitholders and general partner.

Registration Statements.  We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $2.0 billion of debt or equity securities (“Traditional Shelf”). All issuances of equity securities associated with our continuous offering program have been issued pursuant to the Traditional Shelf. At December 31, 2015, we had approximately $2.0 billion of unsold securities available under the Traditional Shelf. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. Our March 2015 underwritten equity offering and our August 2015 senior notes issuance were conducted under our WKSI shelf. See “Common Unit Issuances” and “Senior Notes” below.

Common Unit Issuances. The following table summarizes our issuance of common units during the three years ended December 31, 2015 (net proceeds in millions):

Year	Type of Offering	Units Issued	Net Proceeds (1) (2)
2015	Continuous Offering Program	1,133,904	$59	(3)
2015	Underwritten Offering	21,000,000	1,062	(4)
2015 Total		22,133,904	$1,121

2014 Total	Continuous Offering Program	15,375,810	$866	(3)

2013 Total	Continuous Offering Program	8,644,807	$477	(3)

(1)                                     Amounts are net of costs associated with the offerings.

(2)                                     Amounts include our general partner’s proportionate capital contributions of $22 million, $18 million and $9 million during 2015, 2014 and 2013, respectively.

(3)                                     We pay commissions to our sales agents in connection with common unit issuances under our Continuous Offering Program. We paid $1 million, $9 million and $5 million of such commissions during 2015, 2014 and 2013, respectively. The net proceeds from these offerings were used for general partnership purposes.

(4)                                     A portion of the net proceeds from such offering was used to repay borrowings under our commercial paper program and the remaining net proceeds were used for general partnership purposes, including expenditures for our 2015 capital program.

Preferred Unit Issuance. In January 2016, we completed the private placement of approximately 61.0 million preferred units at a price of $26.25 per unit resulting in total net proceeds to us, after deducting offering expenses and the 2% transaction fee due to the purchasers and including our 2% general partner’s proportionate contribution, of approximately $1.6 billion. We intend to use the net proceeds for capital expenditures, repayment of debt and general partnership purposes.

The holders of the preferred units are entitled to receive quarterly distributions, subject to customary anti-dilution adjustments, of $0.525 per unit ($2.10 per unit annualized), commencing with the quarter ending March 31, 2016. With respect to any quarter ending on or prior to December 31, 2017, we may elect to pay distributions on the preferred units in additional preferred units, in cash or in a combination of both.

After two years, the preferred units are convertible at the purchasers’ option into common units on a one-for-one basis, subject to certain conditions, and are convertible at our option in certain circumstances after three years. See Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities—“Recent Sales of Unregistered Securities” for additional information regarding the preferred units.

Senior Notes.  During the last three years, we issued senior unsecured notes as summarized in the table below (in millions):

Year	Description	Maturity	Face Value	Gross Proceeds(1)	Net Proceeds(2)
2015	4.65% Senior Notes issued at 99.846% of face value (3)	October 2025	$1,000	$998	$990

2014	2.60% Senior Notes issued at 99.813% of face value (4)	December 2019	$500	$499	$495
2014	4.90% Senior Notes issued at 99.876% of face value (4)	February 2045	$650	$649	$643
2014	3.60% Senior Notes issued at 99.842% of face value (3)	November 2024	$750	$749	$743
2014	4.70% Senior Notes issued at 99.734% of face value (3)	June 2044	$700	$698	$691

2013	3.85% Senior Notes issued at 99.792% of face value (3)	October 2023	$700	$699	$693

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

(4)                                     We used the net proceeds from this offering to repay outstanding borrowings under our commercial paper program (a portion of which was used to fund the acquisition of a 50% interest in BridgeTex). See Note 7 to our Consolidated Financial Statements for further discussion.

Our $150 million, 5.25% senior notes and $400 million, 3.95% senior notes matured in June 2015 and September 2015, respectively, and were repaid with borrowings under our commercial paper program.

In December 2013, our $250 million, 5.63% senior notes matured and were repaid with borrowings under our commercial paper program.

Acquisitions, Capital Expenditures and Distributions Paid to Our Unitholders, General Partner and Noncontrolling Interests

In addition to our operating needs discussed above, we also use cash for our acquisition activities, capital projects and distributions paid to our unitholders, general partner and noncontrolling interests. Historically, we have financed these expenditures primarily with cash generated by operations and the financing activities discussed above. See “—Acquisitions and Capital Projects” for further discussion of such capital expenditures.

Acquisitions and Divestitures.  The price of acquisitions includes cash paid, assumed liabilities and net working capital items. Because of the non-cash items included in the total price of the acquisition and the timing of certain cash payments, the net cash paid may differ significantly from the total price of the acquisitions completed during the year. During the years ended December 31, 2015, 2014 and 2013, we paid cash of $105 million, $1,098 million and $28 million, respectively, for acquisitions.

During the first quarter of 2016, we entered into binding agreements for the sale of various non-core assets for total consideration of approximately $325 million. We expect these transactions to close in the first half of 2016.

2016 Capital Projects.  We expect the majority of funding for our 2016 capital program will be provided by the proceeds from our January 2016 preferred unit offering. Our capital program is highlighted by a large number of small-to-medium sized projects spread across multiple geographic regions/resource plays. We believe the diversity of our program mitigates the impact of delays, cost overruns or adverse market developments with respect to a particular project or geographic region/resource play. The majority of our 2016 expansion capital program will be invested in our fee-based Transportation and Facilities segments. We expect that our investments will have minimal contributions to our 2016 results, but will provide growth for 2017 and beyond. Our 2016 capital program includes the following projects as of February 2016 with the estimated cost for the entire year (in millions):

Projects	2016
Red River Pipeline (Cushing to Longview)	$290
Diamond Pipeline	260
Fort Saskatchewan Facility Projects	190
Permian Basin Area Pipeline Projects	185
Saddlehorn Pipeline	155
Cushing Terminal Expansions	35
St. James Terminal Expansions	35
Caddo Pipeline	30
Cactus Pipeline	20
Eagle Ford JV Project	20
Other Projects	280
$1,500
Potential Adjustments for Timing / Scope Refinement (1)	-$100+ $100
Total Projected Expansion Capital Expenditures	$1,400 - $1,600

Maintenance Capital Expenditures	$190 - $210

(1)                                     Potential variation to current capital costs estimates may result from (i) changes to project design, (ii) final cost of materials and labor and (iii) timing of incurrence of costs due to uncontrollable factors such as receipt of permits or regulatory approvals and weather.

Distributions to our unitholders and general partner.  We distribute 100% of our available cash within 45 days following the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. On February 12, 2016, we paid a quarterly distribution of $0.70 per common unit. This distribution represents a year-over-year distribution increase of approximately 3.7%. See Note 10 to our Consolidated Financial Statements for details of distributions paid. Also, see Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” for additional discussion regarding distributions.

Distributions to noncontrolling interests.  We paid $3 million for distributions to noncontrolling interests during each of the years ended December 31, 2015 and 2014. These amounts represent distributions paid on interests in SLC Pipeline LLC that were not owned by us.

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

The following table includes our best estimate of the amount and timing of these payments as well as others due under the specified contractual obligations as of December 31, 2015 (in millions):

						2021 and
	2016	2017	2018	2019	2020	Thereafter	Total
Long-term debt, including current maturities and related interest payments (1)	$1,324	$847	$1,019	$1,236	$834	$11,040	$16,300
Leases (2)	200	184	154	128	108	427	1,201
Other obligations (3)	680	364	145	149	146	581	2,065
Subtotal	2,204	1,395	1,318	1,513	1,088	12,048	19,566
Crude oil, natural gas, NGL and other purchases (4)	3,837	2,142	1,592	1,127	914	2,694	12,306
Total	$6,041	$3,537	$2,910	$2,640	$2,002	$14,742	$31,872

(1)                                     Includes debt service payments, interest payments due on senior notes, the commitment fee on assumed available capacity under our credit facilities and long-term borrowings under our commercial paper program. Although there may be short-term borrowings under our credit facilities and commercial paper program, we historically repay and borrow at varying amounts. As such, we have included only the maximum commitment fee (as if no short-term borrowings were outstanding on the credit facilities or commercial paper program) in the amounts above. For additional information regarding our debt obligations, see Note 9 to our Consolidated Financial Statements.

(2)                                     Leases are primarily for (i) surface rentals, (ii) office rent, (iii) pipeline assets and (iv) trucks, trailers and railcars. Includes both capital and operating leases as defined by FASB guidance.

(3)                                     Includes (i) other long-term liabilities (excluding approximately $33 million related to derivative activity included in Crude oil, natural gas, NGL and other purchases), (ii) storage, processing and transportation agreements and (iii) non-cancelable commitments related to our capital expansion projects, including projected contributions for our share of the capital spending of our equity method investments.  The transportation agreements include approximately $930 million associated with an agreement to transport crude oil on a pipeline that is owned by an equity method investee, in which we own a 50% interest.  Our commitment to transport is supported by crude oil buy/sell agreements with third parties (including Oxy) with commensurate quantities.

(4)                                     Amounts are primarily based on estimated volumes and market prices based on average activity during December 2015. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit.  In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions and construction activities. At December 31, 2015 and 2014, we had outstanding letters of credit of approximately $46 million and $87 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Investments in Unconsolidated Entities

We have invested in entities that are not consolidated in our financial statements. Certain of these entities are borrowers under credit facilities. We are neither a co-borrower nor a guarantor under any such facilities. We may elect at any time to make additional capital contributions to any of these entities. The following table sets forth selected information regarding these entities as of December 31, 2015 (unaudited, dollars in millions):

Entity	Type of Operation	Our Ownership Interest	Total Entity Assets	Total Cash and Restricted Cash	Total Entity Debt
Settoon Towing, LLC	Barge Transportation Services	50%	$337	$—	$226
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	50%	$857	$26	$—
Caddo Pipeline LLC	Crude Oil Pipeline	50%	$54	$2	$—
Diamond Pipeline LLC	Crude Oil Pipeline	50%	$178	$100	$—
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock	50%	$62	$4	$—
Eagle Ford Pipeline LLC	Crude Oil Pipeline	50%	$768	$14	$—
Frontier Pipeline Company	Crude Oil Pipeline	50%	$26	$4	$—
Saddlehorn Pipeline Company, LLC	Crude Oil Pipeline	40%	$365	$51	$—
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	$592	$24	$—
Butte Pipe Line Company	Crude Oil Pipeline	22%	$28	$3	$—

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

Commodity Price Risk

We use derivative instruments to hedge price risk associated with the following commodities:

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

The fair value of our commodity derivatives and the change in fair value as of December 31, 2015 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

		Effect of 10%	Effect of 10%
	Fair Value	Price Increase	Price Decrease
Crude oil	$128	$(56)	$56
Natural gas	4	$(4)	$4
NGL and other	95	$(20)	$20
Total fair value	$227

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at December 31, 2015, approximately $1.7 billion, is subject to interest rate re-sets that range from less than one week to two months. The average interest rate on variable rate debt that was outstanding during the year ended December 31, 2015 was 0.5%, based upon rates in effect during the year. The fair value of our interest rate derivatives was a liability of $49 million as of December 31, 2015. A 10% increase in the forward LIBOR curve as of December 31, 2015 would have resulted in an increase of $47 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of December 31, 2015 would have resulted in a decrease of $47 million to the fair value of our interest rate derivatives. See Note 11 to our Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was a liability of $8 million as of December 31, 2015. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in a decrease of $19 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in an increase of $19 million to the fair value of our foreign currency derivatives. See Note 11 to our Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of December 31, 2015, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. See Management’s Report on Internal Control Over Financial Reporting on page F-2 of our Consolidated Financial Statements.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s report. See “Report of Independent Registered Public Accounting Firm” on page F-3 of our Consolidated Financial Statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1 and 32.2.

Item 9B.  Other Information

There was no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2015 that has not previously been reported.

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

GP LLC manages our operations and activities; however, PAGP effectively controls our business and affairs through the exercise of its rights as the sole and managing member of GP LLC, including its right to appoint certain members to the board of directors of GP LLC.  The business and affairs of GP LLC are managed by or under the direction of its board of directors, which we refer to as our “board of directors” or “board”.  As provided in the Sixth Amended and Restated Limited Liability Company Agreement of GP LLC (as amended, the “GP LLC Agreement”), our board of directors consists of eight members, appointed as follows:

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

Any member of GP Holdings that accumulates an interest in AAP greater than 20% and does not otherwise have a GP Holdings board designation right may designate a GP Holdings director, except that there may be no more than three designated directors serving on the GP Holdings board at any one time.  In the event a designated director ceases to serve as a director of the GP Holdings board of directors, such director will be automatically removed as a director of our board; the replacement for such director shall either be (i) the director appointed to the GP Holdings board by a subsequent designating member of GP Holdings or (ii) if there is no such subsequent designating member, an individual elected by PAGP acting by majority vote through the board of directors of GP Holdings.  In connection with the issuance of our Series A Convertible Preferred Units (the “Preferred Units”) in January 2016, the GP LLC Agreement was amended to provide that if we fail to make three distributions on the Preferred Units (whether or not consecutive), the holders of Preferred Units will have the right to appoint a new member of the board to serve until such time as all accrued and unpaid distributions on the Preferred Units have been paid in full.

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

Compensation Committee

Although not required by NYSE listing standards, we have a compensation committee that reviews and makes recommendations to the board regarding the compensation for the executive officers and administers our equity compensation plans for officers and key employees. The charter of our compensation committee is available on our website. See “—Meetings and Other Information” for information on how to access or obtain copies of this charter. The compensation committee currently consists of Messrs. Petersen, Raymond and Sinnott. Under applicable stock exchange rules, none of the members of our compensation committee is required to be “independent.”  The compensation committee has the sole authority to retain any compensation consultants to be used to assist the committee, but did not retain any consultants in 2015.  The compensation committee has delegated limited authority to the CEO to administer our long-term incentive plans with respect to employees other than executive officers.

Governance and Other Committees

Although not required by NYSE listing standards, we also have a governance committee that periodically reviews our governance guidelines. The charter of our governance committee is available on our website. See “—Meetings and Other Information” for information on how to access or obtain copies of this charter. The governance committee currently consists of Messrs. Petersen and Symonds. Under applicable stock exchange rules, none of the members of our governance committee is required to be “independent.”  In the event of a vacancy in the three required independent director seats on our board, the governance committee will assist in identifying and screening potential candidates. Upon request of PAGP as the sole member of GP LLC, the governance committee is also available to assist in identifying and screening potential candidates for any vacant “at large” seats. The governance committee will base its recommendations on an assessment of the skills, experience and characteristics of the candidate in the context of the needs of the board.  The governance committee does not have a policy with regard to the consideration of diversity in identifying director nominees; therefore, diversity may or may not be considered in connection with the assessment process.  As a minimum requirement for the three required independent board seats, any candidate must be “independent” and qualify for service on the audit committee under applicable SEC and NYSE rules, the GP LLC Agreement and our partnership agreement.

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

Meetings and Other Information

During the last fiscal year, our board of directors had nine meetings, our audit committee had eight meetings, our compensation committee had two meetings and our governance committee had one meeting.  All directors have access to members of management, and a substantial amount of information transfer and informal communication occurs between meetings.  None of our directors attended fewer than 75% of the aggregate number of meetings of the board of directors and committees of the board on which the director served.

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

All of our standing committees have charters. Our committee charters and governance guidelines, as well as our Code of Business Conduct and our Code of Ethics for Senior Financial Officers (which applies to our principal executive officer, principal financial officer and principal accounting officer), are available under the Structure and Governance tab under “Company Information” in the Investor Relations section of our Internet website at http://www.plainsallamerican.com.  We intend to disclose any amendment to or waiver of the Code of Ethics for Senior Financial Officers and any waiver of our Code of Business Conduct on behalf of an executive officer or director either on our Internet website or in an 8-K filing.

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

Based on the reviews and discussions referred to above, the audit committee recommended to the board of directors that the audited financial statements be included in the Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC.

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

Name	Age (as of 12/31/15)	Position(1)
Greg L. Armstrong*(2)	57	Chairman of the Board, Chief Executive Officer and Director
Harry N. Pefanis*	58	President and Chief Operating Officer
Wilfred (Willie) C. Chiang*	55	Executive Vice President and Chief Operating Officer (U.S.)
Mark J. Gorman*	61	Executive Vice President—Operations and Engineering
Phillip D. Kramer*	59	Executive Vice President
Richard K. McGee*	54	Executive Vice President, General Counsel and Secretary
Al Swanson*	51	Executive Vice President and Chief Financial Officer
John P. vonBerg*	61	Executive Vice President—Commercial Activities
W. David Duckett*	60	Chief Executive Officer, Plains Midstream Canada
Samuel N. Brown	59	Senior Vice President
Lawrence J. Dreyfuss	61	Senior Vice President, General Counsel—Commercial & Litigation and Assistant Secretary
John Keffer	56	Senior Vice President
Alfred A. Lindseth	46	Senior Vice President—Technology, Process & Risk Management
Daniel J. Nerbonne	58	Senior Vice President—Engineering
Jason Balasch	47	President, Plains Midstream Canada
Kevin L. Cantrell	55	Vice President—Internal Audit
David Craig	58	Senior Vice President, Corporate Development, Plains Midstream Canada
Brad Deets	42	Senior Vice President, NGL Commercial and Facilities, Plains Midstream Canada
Roger D. Everett	70	Vice President—Human Resources
Steve Falgoust	52	Vice President—Asset Integrity
James Ferrell	44	Vice President—Supply Chain Management
Bill Forward	49	Vice President, Finance, Plains Midstream Canada
James B. Fryfogle	64	Vice President—Bulk Supply and Logistics
Jeremy L. Goebel	38	Vice President—Acquisitions and Strategic Planning
Dean Gore	57	Vice President—Environmental and Regulatory Compliance
Chris Herbold*	43	Vice President—Accounting and Chief Accounting Officer
Barry Holtzman	56	Vice President—Safety, Security and Training
Keith Jalbert	50	Vice President—Commercial Activities
Richard Jensen	62	Executive Vice President, Operations, Plains Midstream Canada
Christopher M. Kean	51	Vice President, Engineering, Plains Midstream Canada
Sterling Koch	46	Vice President, Health, Safety, Environment & Regulatory, Plains Midstream Canada
Dwayne Koehn	42	Vice President—Engineering
Mike Mikuska	47	Vice President, Crude Supply & Pipelines, Plains Midstream Canada
James H. Pinchback	50	Vice President—Pipeline Business Development
Michelle Podavin	42	Vice President—NGL Supply and Facilities, Plains Midstream Canada
George N. Polydoros	52	Vice President—Land and Office Services
Megan Prout	39	Vice President—Commercial Litigation and Law
Tyler Rimbey	49	Executive Vice President, Crude Commercial and Pipelines, Plains Midstream Canada
James Roberts	49	Vice President—Lease Supply
Robert M. Sanford	66	Vice President—Lease Supply
David Schwarz	46	Vice President, Human Resources, Plains Midstream Canada
James Shelford	33	Vice President, LPG Commercial, Plains Midstream Canada
Scott Sill	53	Vice President, Operations, Plains Midstream Canada

Name	Age (as of 12/31/15)	Position(1)
Phil Smith	57	Vice President—Operations
Sharon S. Spurlin	50	Vice President and Treasurer
Jim Tillis	48	Vice President—Human Resources
Walter van Zanten	59	Vice President—Tax
Sandi Wingert	45	Executive Vice President and Chief Financial Officer, Plains Midstream Canada
Bernard (Ben) Figlock(2)	55	Director
Everardo Goyanes	71	Director and Member of Audit** Committee
Gary R. Petersen	69	Director and Member of Compensation and Governance Committees
John T. Raymond(2)	45	Director and Member of Compensation Committee
Robert V. Sinnott(2)	66	Director and Member of Compensation** Committee
J. Taft Symonds	76	Director and Member of Audit and Governance** Committees
Christopher M. Temple	48	Director and Member of Audit Committee

*                                         Indicates an “executive officer” for purposes of Item 401(b) of Regulation S-K.

**                                  Indicates chairman of committee.

(1)                                     Unless otherwise described, the position indicates the position held with GP LLC.

(2)                                     The GP LLC Agreement specifies that the Chief Executive Officer of the general partner will be a member of the board of directors. Under the GP LLC Agreement, three of the members of GP Holdings each have the right to appoint one director each to the GP Holdings board of directors and each such appointee is automatically appointed as a member of our board of directors. Mr. Raymond is serving as a member of our board of directors by virtue of his appointment as a member of the board of directors of GP Holdings by EMG Investment, LLC (“EMG”), of which he is the sole member of the general partner of its manager. Mr. Sinnott is serving as a member of our board of directors by virtue of his appointment as a member of the board of directors of GP Holdings by KAFU Holdings, L.P., which is affiliated with Kayne Anderson Investment Management, Inc., of which he is President. Mr. Figlock is serving as a member of our board of directors by virtue of his appointment as a member of the board of directors of GP Holdings by Occidental Holding Company (Pipeline), Inc., a subsidiary of Occidental Petroleum Corporation (“Oxy”), of which he is Vice President and Treasurer.  The remaining directors, other than Mr. Armstrong who serves as a director by virtue of his capacity as CEO of GP LLC, were elected by PAGP, as the sole member of GP LLC acting through the board of GP Holdings. See Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters—Beneficial Ownership of General Partner Interest.”

Greg L. Armstrong has served as Chairman of the Board and Chief Executive Officer since our formation in 1998. He has also served as a director of our general partner or former general partner since our formation. In addition, he was President, Chief Executive Officer and director of Plains Resources Inc. from 1992 to May 2001. He previously served Plains Resources as: President and Chief Operating Officer from October to December 1992; Executive Vice President and Chief Financial Officer from June to October 1992; Senior Vice President and Chief Financial Officer from 1991 to 1992; Vice President and Chief Financial Officer from 1984 to 1991; Corporate Secretary from 1981 to 1988; and Treasurer from 1984 to 1987.  Mr. Armstrong is a director of the Federal Reserve Bank of Dallas, and a director of National Oilwell Varco, Inc.  Mr. Armstrong is also Chairman, Chief Executive Officer and Director of GP Holdings, which is the general partner of PAGP. Mr. Armstrong is also a member of the advisory board of the Maguire Energy Institute at the Cox School of Business at Southern Methodist University, the National Petroleum Council and the Foundation for The Council on Alcohol and Drugs Houston.

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

Mr. Pefanis was also President of several former midstream subsidiaries of Plains Resources until our formation.  Mr. Pefanis is a director of Settoon Towing.  Mr. Pefanis is also President and Chief Operating Officer of GP Holdings, which is the general partner of PAGP.

Wilfred (Willie) C. Chiang has served as Executive Vice President and Chief Operating Officer (U.S.) since August 2015.  Prior to joining Plains, Mr. Chiang served as Executive Vice President — Operations for Occidental Petroleum Corporation from 2012 until 2015.  From 1996 until 2012, he served in various positions at ConocoPhillips, including most recently as Senior Vice President — Refining, Marketing, Transportation and Commercial.  Mr. Chiang also serves as Executive Vice President and Chief Operating Officer (U.S.) of GP Holdings, which is the general partner of PAGP.

Mark J. Gorman has served as Executive Vice President — Operations and Engineering since December 2015.  He served as Executive Vice President—Operations and Business Development from February 2013 until December 2015, and served as Senior Vice President—Operations and Business Development from August 2008 until February 2013. He previously served as Vice President from November 2006 until August 2008. Prior to joining Plains, he was with Genesis Energy in differing capacities as a Director, President and CEO, and Executive Vice President and COO from 1996 through August 2006. From 1992 to 1996, he served as a President for Howell Crude Oil Company. Mr. Gorman began his career with Marathon Oil Company, spending 13 years in various disciplines. Mr. Gorman is also a director of Settoon Towing and Butte.  Mr. Gorman also serves as Executive Vice President — Operations and Business Development of GP Holdings, which is the general partner of PAGP.

Phillip D. Kramer has served as Executive Vice President since November 2008 and previously served as Executive Vice President and Chief Financial Officer from our formation in 1998 until November 2008. In addition, he was Executive Vice President and Chief Financial Officer of Plains Resources from May 1998 to May 2001. He previously served Plains Resources as Senior Vice President and Chief Financial Officer from May 1997 until May 1998; Vice President and Chief Financial Officer from 1992 to 1997; Vice President from 1988 to 1992; Treasurer from 1987 to 2001; and Controller from 1983 to 1987.  Mr. Kramer also serves as Executive Vice President of GP Holdings, which is the general partner of PAGP.

Richard K. McGee has served as Executive Vice President, General Counsel and Secretary since February 2013. He served as Vice President, General Counsel and Secretary from March 2012 until February 2013 and served as Vice President and Deputy General Counsel from August 2011 through March 2012.  He also served as Vice President—Legal and Business Development of PAA’s natural gas storage business from September 2009 through March 2012.  From January 1999 to July 2009, he was employed by Duke Energy, serving as President of Duke Energy International from October 2001 through July 2009 and serving as general counsel of Duke Energy Services from January 1999 through September 2001. He previously spent 12 years at Vinson & Elkins L.L.P., where he was a partner with a focus on acquisitions, divestitures and development work for various clients in the energy industry. Mr. McGee also serves as Executive Vice President, General Counsel and Secretary of GP Holdings, which is the general partner of PAGP.

Al Swanson has served as Executive Vice President and Chief Financial Officer since February 2011. He previously served as Senior Vice President and Chief Financial Officer from November 2008 through February 2011, as Senior Vice President—Finance from August 2008 until November 2008 and as Senior Vice President—Finance and Treasurer from August 2007 until August 2008. He served as Vice President—Finance and Treasurer from August 2005 to August 2007, as Vice President and Treasurer from February 2004 to August 2005 and as Treasurer from May 2001 to February 2004. In addition, he held finance related positions at Plains Resources including Treasurer from February 2001 to May 2001 and Director of Treasury from November 2000 to February 2001. Prior to joining Plains Resources, he served as Treasurer of Santa Fe Snyder Corporation from 1999 to October 2000 and in various capacities at Snyder Oil Corporation including Director of Corporate Finance from 1998, Controller—SOCO Offshore, Inc. from 1997, and Accounting Manager from 1992. Mr. Swanson began his career with Apache Corporation in 1986 serving in internal audit and accounting.  Mr. Swanson also serves as Executive Vice President and Chief Financial Officer of GP Holdings, which is the general partner of PAGP.

John P. vonBerg has served as Executive Vice President—Commercial Activities since February 2014. Previously he served as Senior Vice President—Commercial Activities from August 2008 until February 2014, as

Vice President—Commercial Activities from August 2007 until August 2008 and as Vice President—Trading from May 2003 until August 2007. He served as Director of these activities from January 2002 until May 2003. Prior to joining us in January 2002, he was with Genesis Energy in differing capacities as a Director, Vice Chairman, President and CEO from 1996 through 2001, and from 1993 to 1996 he served as a Vice President and a Crude Oil Manager for Phibro Energy USA. Mr. vonBerg began his career with Marathon Oil Company, spending 13 years in various disciplines. Mr. vonBerg also serves as Executive Vice President — Commercial Activities of GP Holdings, which is the general partner of PAGP.

W. David Duckett has served as Chief Executive Officer of Plains Midstream Canada since January 1, 2016. He served as President of Plains Midstream Canada from June 2003 through December 2015, and served as Executive Vice President of Plains Midstream Canada from July 2001 to June 2003. Mr. Duckett was with CANPET Energy Group Inc. (“CANPET”) from 1985 to 2001, where he served in various capacities, including most recently as President, Chief Executive Officer and Chairman of the Board.

Samuel N. Brown has served as Senior Vice President since July 2015. He previously served as Vice President—Pipeline Business Development from October 2009 until July 2015. Prior to joining PAA in October 2009, Mr. Brown served TEPPCO for over 10 years, most recently as Vice President—Commercial Downstream and previously as Vice President—Pipeline Marketing and Business Development for the Upstream segment. Prior to joining TEPPCO, Mr. Brown was with Duke Energy Transport and Trading Company. Mr. Brown serves as a director of Frontier and Eagle Ford Pipeline.

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

John Keffer has served as Senior Vice President since July 2015. He previously served as Vice President—Terminals from November 2006 until July 2015. Mr. Keffer joined Plains Marketing, L.P. in October 1998 and prior to his appointment as Vice President, he served as Managing Director—Refinery Supply, Director of Trading and Manager of Sales and Trading. Prior to joining Plains, Mr. Keffer was with Prebon Energy, an energy brokerage firm, from January 1996 through September 1998. Mr. Keffer was with the Permian Corporation/Scurlock Permian from January 1990 through December 1995, where he served in several capacities in the marketing department including Director of Crude Oil Trading. Mr. Keffer began his career with Amoco Production Company and served in various capacities beginning in June 1982.

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

Daniel J. Nerbonne has served as Senior Vice President—Engineering since February 2013 and as Vice President—Engineering from February 2005 until February 2013. Prior to joining us, Mr. Nerbonne was General Manager of Portfolio Projects for Shell Oil Products US and served in various capacities with Shell Pipeline Company or its predecessors from 1998 to January 2005. From 1980 to 1998, Mr. Nerbonne held numerous positions of increasing responsibility in engineering, operations, and business development, including Vice President of Business Development with Texaco Trading and Transportation or its affiliates.

Jason Balasch has served as President of Plains Midstream Canada since January 1, 2016. He served as Executive Vice President, NGL Commercial and Facilities of Plains Midstream Canada throughout 2015 and is responsible for the day-to-day operation of all of PMC’s business activities. He previously served as Senior Vice President, LPG

Commercial and Facilities of PMC from September 2013 through December 2014 and as Vice President of LPG of PMC from September 2011 until September 2013. Prior to joining PMC, he was with Enterprise Products Partners L.P. from June 2000 to August 2011, where he served in various capacities, most recently as Vice President, U.S. Gulf Coast Gathering & Processing in their Houston, Texas office. Mr. Balasch has also worked for Chevron and TransCanada Corporation in both engineering and business development roles.

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

David Craig has served as Senior Vice President, Corporate Development of Plains Midstream Canada since January 1, 2016. He served as Executive Vice President and Chief Financial Officer of Plains Midstream Canada from June 2008 through December 2015. Prior to joining our Canadian operations, Mr. Craig was with Nexen Inc. from 2004 to June 2008, where he served in various capacities, including most recently as Vice President of natural gas marketing. From 1999 until 2004, he was with Apache Canada Ltd., with responsibilities in the areas of gas marketing and finance. Mr. Craig has over 25 years of experience in the energy industry in various financial roles (including accounting, planning, treasury, and mergers & acquisitions) as well as natural gas marketing.

Brad Deets has served as Senior Vice President, NGL Commercial and Facilities of Plains Midstream Canada since January 1, 2016. He served as Vice President, LPG Commercial of Plains Midstream Canada from September 2013 through December 2015. He served as Vice President of Strategic Planning from June 2013 through August 2013, and previously served as Director of Strategic Planning. He has served in a number of roles at PMC including butane trading, risk management and acquisitions. Prior to joining PMC, Mr. Deets worked with CANPET Energy Group Inc. for a number of years, focusing on crude oil trading.

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

Steve Falgoust has served as Vice President — Asset Integrity since February 2016.  Mr. Falgoust has been with PAA since 1991, most recently serving as Managing Director — Integrity.  Prior to joining PAA, Mr. Falgoust was employed at Scurlock Oil Company.

James Ferrell has served as Vice President—Supply Chain Management since August 2011. He joined Plains in 2006 from ConocoPhillips, where he served as the Director of Market Intelligence and Strategy for their Global Procurement Services organization. Prior to that, he spent eight years as a Senior Manager in the Supply Chain consulting practice of Accenture.

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

James B. Fryfogle has served as Vice President—Bulk Supply and Logistics since April 2014. He previously served as Vice President—Refinery Supply from March 2005 through March 2014. He served as Vice President—Lease Operations from July 2004 until March 2005. Prior to joining Plains in January 2004, Mr. Fryfogle served as Manager of Crude Supply and Trading for Marathon Ashland Petroleum. Mr. Fryfogle had held numerous positions of increasing responsibility with Marathon Ashland Petroleum or its affiliates or predecessors since 1975.

Jeremy L. Goebel has served as Vice President — Acquisitions and Strategic Planning since July 2015. He previously served as Managing Director of Acquisitions from 2013 until July 2015. Prior to joining Plains in 2013,

Mr. Goebel worked at Simmons & Company International, where he served as an advisor to Plains on several acquisitions.

Dean Gore has served as Vice President — Environmental and Regulatory Compliance since February 2016.  Mr. Gore has been with PAA since 2011, most recently serving as Managing Director — Environmental and Regulatory Compliance.  Prior to joining PAA, Mr. Gore was employed at Environeering, Inc.

Chris Herbold has served as Vice President—Accounting and Chief Accounting Officer since August 2010. He served as Controller of PAA from 2008 until August 2010. He previously served as Director of Operational Accounting from 2006 to 2008, Director of Financial Reporting and Accounting from 2003 to 2006 and Manager of SEC and Financial Reporting from 2002 to 2003. Prior to joining PAA in April 2002, Mr. Herbold spent seven years working for the accounting firm Arthur Andersen LLP. Mr. Herbold also serves as Vice President — Accounting and Chief Accounting Officer of GP Holdings, which is the general partner of PAGP.

Barry Holtzman has served as Vice President — Safety, Security and Training since February 2016.  Mr. Holtzman has been with PAA since 2013, most recently serving as Managing Director — Safety, Security and Training.  Prior to joining PAA, Mr. Holtzman was employed at BP North America.

Keith Jalbert has served as Vice President — Commercial Activities since December 2014. He previously served as Managing Director of Commercial Activities from 2008 until December 2014, and as a Trader from 2002 through 2008. Before joining Plains, he was employed by Genesis Energy as a Crude Oil Trader. Prior to that, he held various analyst, scheduling, trading and management positions with Basis Petroleum and Phibro Energy.

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

Sterling Koch has served as Vice President, Health, Safety, Environment & Regulatory of Plains Midstream Canada since January 2013. He is responsible for providing strategic direction and oversight to the environment, health & safety, regulatory, legal and land activities of our Canadian operations. Mr. Koch brings over 20 years of energy industry experience, including regulatory and legal affairs, commercial operations, compliance and security. Prior to joining PMC, Mr. Koch worked with TransAlta for over 14 years, where he served in various vice president roles including regulatory and legal affairs, commercial management and business development. He also brings to PMC a background as legal counsel, originating from his days with Western Gas Marketing, Northridge Petroleum and TransCanada.

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

Mike Mikuska has served as Vice President, Crude Supply and Pipelines of Plains Midstream Canada since August 2015. He previously served as Vice President, Pipelines Development and Logistics of Plains Midstream Canada from August 2012 to August 2015. He previously served as Vice President of Business Development—Crude Oil of Plains Midstream Canada from September 2008 to August 2012. Mr. Mikuska has been with PMC and its predecessor CANPET since 1995 and has served in various commercial and development roles over that time.

James H. Pinchback has served as Vice President — Pipeline Business Development since July 2015. He previously served as Managing Director — Pipeline Business Development. Mr. Pinchback joined Plains in 2006.

Michelle Podavin has served as Vice President, NGL Supply and Facilities of Plains Midstream Canada since April 2015 and is responsible for providing leadership and direction on NGL supply, storage, fractionation, and logistics. Ms. Podavin has been with PMC for over 14 years, serving most recently as Director of NGL Supply. Prior to joining PMC, she spent 6 years at major accounting firms in various roles.

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

Megan Prout has served as Vice President — Commercial Litigation and Law since February 2016.  Ms. Prout has been with PAA since 2005 in various legal roles, most recently serving as Associate General Counsel — Commercial Litigation and Law.  Prior to joining PAA, Ms. Prout was employed at the law firm Chadbourne & Parke LLP.

Tyler Rimbey has served as Executive Vice President, Crude Commercial and Pipelines of Plains Midstream Canada since July 2014 and is responsible for overseeing commercial areas of the business including crude oil trading, crude oil business development, pipelines and logistics, acquisitions and rail and truck transportation. Mr. Rimbey brings over 25 years of energy industry experience, including commodity trading, marketing and business development. Prior to joining PMC, Mr. Rimbey worked with Platino Energy Corp., serving as Vice President of Business Development. He has also worked in executive and senior leadership roles with BP Canada Energy Trading Company, BP Energy Company, Goldman Sachs and Shell in Canada, the U.S. and United Kingdom.

James Roberts has served as Vice President — Lease Supply since February 2016.  Mr. Roberts has been with PAA since 1998, most recently serving as Managing Director — Lease Supply.  Prior to joining PAA, Mr. Roberts was employed at Link Energy.

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

James Shelford has served as Vice President, LPG Commercial of Plains Midstream Canada since January 1, 2016. He is responsible for PMC’s propane and butane commercial activities across North America. Mr. Shelford has 13 years’ experience in various commercial roles in the oil and gas industry including the last 6 with PMC, serving most recently as Director of North American Propane. Prior to joining PMC, Mr. Shelford spent 5 years with Superior Gas Liquids, where he served in various capacities including market analysis, product distribution and marketing. Mr. Shelford also spent two years with Willis, a global risk management firm where he worked primarily with Husky Energy as well as other midsized E&P companies based in Calgary.

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

Jim Tillis has served as Vice President — Human Resources since February 2016.  Mr. Tillis has been with PAA since 2015, most recently serving as Managing Director — Human Resources.  Prior to joining PAA, Mr. Tillis was employed at Mattress Firm.

Walter van Zanten has served as Vice President—Tax since February 2013. He served as Director of Tax from December 2008 until February 2013. Before joining PAA, Mr. van Zanten worked in various leadership and functional capacities for Chimerical, Inc., El Paso Corp., Tenneco Energy, The Coastal Corporation, Tangram Transmission Corp. and Arthur Young.

Sandi Wingert has served as Executive Vice President and Chief Financial Officer of Plains Midstream Canada since January 1, 2016. She served as Vice President, Corporate Services of Plains Midstream Canada from September 2013 through December 2015. She served as Vice President of Accounting of PMC from February 2008 until September 2013. She has been with PMC and its predecessor CANPET acting as Controller since 2000. Prior to joining our Canadian operations, she held various accounting roles with Koch Petroleum and Ernst & Young.

Bernard (Ben) Figlock has served as a director of our general partner since January 2015. Mr. Figlock currently serves as Vice President and Treasurer at Oxy, where he directs and oversees management of Oxy’s treasury and risk management functions including finance, investments, insurance and operational risk, commodities trading credit and market risk, and currencies. Mr. Figlock joined Oxy in 1987, advancing to positions of increasing responsibility in Internal Audit, Corporate Finance Planning & Analysis, Corporate Development, and Treasury. He also serves as a director of GP Holdings, which is the general partner of PAGP. Mr. Figlock holds a BS in Accounting from Wake Forest University and an MBA from Loyola Marymount University. We believe that Mr. Figlock’s financial and analytical background provides the board a distinctive and valuable perspective.

Everardo Goyanes has served as a director of our general partner or former general partner since May 1999. He is Founder of Ex Cathedra LLC (a consulting firm). Mr. Goyanes served as Chairman of Liberty Natural Resources from April 2009 until August 2011. From May 2000 to April 2009, he was President and Chief Executive Officer of Liberty Energy Holdings, LLC (an energy investment firm). From 1999 to May 2000, he was a financial consultant specializing in natural resources. From 1989 to 1999, he was Managing Director of the Natural Resources Group of ING Barings Furman Selz (a banking firm). He was a financial consultant from 1987 to 1989 and was Vice President—Finance of Forest Oil Corporation from 1983 to 1987. From 1967 to 1982, Mr. Goyanes served in various financial and management capacities at Chase Bank, where his major emphasis was international and corporate finance to large independent and major oil companies. Mr. Goyanes also serves as a director and as chairman of the audit committee of GP Holdings, which is the general partner of PAGP. Mr. Goyanes received a BA in Economics from Cornell University and a Masters degree in Finance (honors) from Babson Institute. The board of directors has determined that Mr. Goyanes is “independent” under applicable NYSE rules and qualifies as an “Audit Committee Financial Expert.”  Mr. Goyanes’ qualifications as an Audit Committee Financial Expert are supplemented by extensive experience comprising direct involvement in the energy sector over a span of more than 30 years. We believe that this experience, coupled with the leadership qualities demonstrated by his executive background bring important experience and skill to the board.

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

John T. Raymond has served as a director of our general partner since December 2010. Mr. Raymond is an owner and founder of The Energy & Minerals Group, which is the management company for a series of specialized private equity funds. EMG was founded in 2006 and focuses on investing across various facets of the global natural resource industry including the upstream and midstream segments of the energy complex. As of September 30, 2015, EMG has approximately $16.5 billion of regulatory assets under management and approximately $9.4 billion in commitments have been allocated across the energy sector since inception. Previous to that time, Mr. Raymond held leadership positions with various energy companies, including President and CEO of Plains Resources Inc. (the predecessor entity for Vulcan Energy), President and Chief Operating Officer of Plains Exploration and Production Company and Director of Development for Kinder Morgan, Inc. Mr. Raymond has been a direct or indirect owner of PAA’s general partner since 2001 and served on the board of PAA’s general partner from 2001 to 2005. Mr. Raymond also serves as a director of GP Holdings, which is the general partner of PAGP. He serves on numerous other boards, including NGL Energy Holdings LLC, the general partner of NGL Energy Partners, L.P., Tallgrass MLP GP, LLC, the general partner of Tallgrass Energy Partners, L.P. and Tallgrass Management, LLC, the general partner of Tallgrass Energy GP, L.P. Mr. Raymond received a BSM degree from the A.B. Freeman School of Business at Tulane University with dual concentrations in finance and accounting. We believe that Mr. Raymond’s experience with investment in and management of a variety of upstream and midstream assets and operations provides a valuable resource to the board.

Robert V. Sinnott has served as a director of our general partner or former general partner since September 1998. Mr. Sinnott is President, Chief Executive Officer and Chief Investment Officer of Kayne Anderson Capital Advisors, L.P. (an investment management firm). He also served as a Managing Director from 1992 to 1996 and as a Senior Managing Director from 1996 until assuming his CEO role in 2010. He is also President of Kayne Anderson Investment Management, Inc., the general partner of Kayne Anderson Capital Advisors, L.P. Mr. Sinnott served as a director of Kayne Anderson Energy Development Company from 2006 through June 2013. He was Vice President and Senior Securities Officer of the Investment Banking Division of Citibank from 1986 to 1992, and previously held positions with United Energy Resources, a pipeline company, and Bank of America in its oil and gas finance department. Mr. Sinnott also serves as a director of California Resources Corporation and GP Holdings, which is the general partner of PAGP. Mr. Sinnott received a BA from the University of Virginia and an MBA from Harvard. Mr. Sinnott’s extensive investment management background includes his current role of managing approximately $16 billion of energy-related investments. Coupled with his direct involvement in the energy sector, spanning more than 30 years, the breadth of his current market and industry knowledge is enhanced by the depth of his knowledge of the various cycles in the energy sector. We believe that as a result of his background and knowledge, as well as the attributes of leadership demonstrated by his executive experience, Mr. Sinnott brings substantial experience and skill to the board.

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

Based solely upon a review of the copies of Forms 3, 4 and 5 furnished to us, or written representations from certain reporting persons that no Forms 5 were required, we believe that our executive officers and directors complied with all filing requirements with respect to transactions in our equity securities during 2015.

Item 11. Executive Compensation

Compensation Committee Report

The compensation committee of GP LLC reviews and makes recommendations to the board of directors regarding the compensation for the executive officers and directors.

In fulfilling its oversight responsibilities, the compensation committee reviewed and discussed with management the compensation discussion and analysis contained in this Annual Report on Form 10-K. Based on those reviews and discussions, the compensation committee recommended to the board of directors that the compensation discussion and analysis be included in the Annual Report on Form 10-K for the year ended December 31, 2015 for filing with the SEC.

Robert V. Sinnott, Chairman
Gary R. Petersen
John T. Raymond

Compensation Committee Interlocks and Insider Participation

Messrs. Petersen, Raymond and Sinnott currently serve on the compensation committee and served on the compensation committee throughout 2015. During 2015, none of the members of the compensation committee was an officer or employee of us or any of our subsidiaries, or served as an officer of any company with respect to which any of our executive officers served on such company’s board of directors. In addition, none of the members of the compensation committee are former employees of ours or any of our subsidiaries. Mr. Petersen is associated with EnCap Investments, L.P. (“EnCap”), Mr. Raymond is associated with EMG and Mr. Sinnott is associated with Kayne Anderson and its affiliates. We have relationships with these entities. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons.”

Compensation Discussion and Analysis

Background

All of our officers and employees (other than our Canadian personnel) are employed by Plains All American GP LLC. Our Canadian personnel are employed by Plains Midstream Canada, which is a wholly owned subsidiary. Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all employment-related costs, including compensation for executive officers, other than expenses related to the AAP Management Units (which are borne entirely by AAP). For 2015, we are including an additional individual as a Named Executive Officer (defined in the Summary Compensation Table below). Therefore, as used throughout this Compensation Discussion and Analysis, the term Named Executive Officers includes Messrs. Armstrong, Pefanis, Chiang, Swanson, Duckett and vonBerg.

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

The AAP Management Units are subject to restrictions on transfer and generally become incrementally “earned” (entitled to receive a portion of the distributions that would otherwise be paid to holders of AAP units) upon achievement of certain performance thresholds related to achievement of targeted distribution levels, which are aligned with the interests of our common unitholders. As of February 15, 2016, 100% of the outstanding AAP Management Units granted in 2007, 2009, 2010 and 2011 (including those held by Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg) had been earned, 75% of the AAP Management Units granted in 2013 had been earned, and 25% of the AAP Management Units granted in 2014 had been earned. None of the AAP Management Units issued in 2015 (including those held by Mr. Chiang) have been earned. No AAP Management Units were granted in 2008 or 2012.

To encourage retention following achievement of these performance benchmarks, AAP retained a call right to purchase any earned AAP Management Units at a discount to fair market value that is generally exercisable upon the termination of a holder’s employment with GP LLC and its affiliates (other than termination under certain circumstances such as a termination without cause or by the employee for good reason) prior to certain stated dates. If a holder of an AAP Management Unit remains employed past such designated date (or prior to such date such holder is terminated without cause or quits for good reason), any earned units are no longer subject to the call right and are deemed to have “vested.”  As of January 1, 2016, AAP Management Units granted in 2007 and 2009 (including those held by Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg) are no longer subject to such call right and have vested. The applicable vesting dates for the remaining AAP Management

Unit grants range from January 1, 2017 for AAP Management Units granted in 2010 to January 1, 2023 for AAP Management Units granted in 2015. In order to encourage retention, the size of the discount to fair market value reflected in the potential call right purchase price decreases over time pursuant to a formula set forth in each AAP Management Unit grant agreement. AAP Management Unit grants also provide that all earned AAP Management Units and a portion of any unearned and unvested AAP Management Units will vest upon a change of control. All earned AAP Management Units will also vest if AAP does not timely exercise its call right.

As long as the PAGP Class A shares are publicly traded, each vested AAP Management Unit may be converted into AAP units and a like number of PAGP Class B shares based on a conversion ratio calculated in accordance with the AAP limited partnership agreement (which conversion ratio will not be more than one-to-one and was approximately 0.938 AAP units and PAGP Class B shares for each AAP Management Unit as of December 31, 2015 and approximately 0.940 as of February 15, 2016). Following any such conversion, the resulting AAP units and PAGP Class B shares are exchangeable for PAGP Class A shares on a one-for-one basis as provided in the AAP limited partnership agreement. As of February 15, 2016, approximately 44.9 million AAP Management Units had vested, of which 18.8 million have been converted into 17.7 million AAP units and PAGP Class B shares. A portion of the resulting AAP units and PAGP Class B shares was subsequently exchanged for an aggregate of 11.4 million PAGP Class A shares. See Item 13. “Certain Relationships and Related Transactions, and Director Independence—Our General Partner—AAP Management Units.”

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

We believe our compensation program has been instrumental in our achievement of stated objectives. Over the five-year period ended December 31, 2015, our annual distribution per common unit has grown at a compound annual rate of 8.1% and the total return realized by our unitholders for that period averaged approximately (1)% per annum as compared to the AMZ total return of 2%. During this period, we have enjoyed a very high rate of retention among executive officers.

Application of Compensation Elements

Salary.  We do not make systematic annual adjustments to the salaries of our Named Executive Officers. We do, however, make salary adjustments as necessary to maintain hierarchical relationships among senior management levels after new senior management members are added to keep pace with our overall growth. Since the date of our initial public offering in 1998 (or date of employment, if later) through December 31, 2015, Messrs. Armstrong, Pefanis and vonBerg have each received one salary adjustment, Mr. Duckett has received small salary adjustments in line with other Canadian personnel, and Mr. Swanson has received four salary adjustments in connection with taking on increasing responsibilities and promotions.

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

The resulting document and supporting detail is submitted to the board of directors of GP LLC for review and comment. Based on the conclusions set forth in the annual performance review, the CEO submits recommendations to the compensation committee for bonuses to our other Named Executive Officers taking into account the relative contribution of the individual officer. There are no set formulas for determining the annual discretionary bonus for our Named Executive Officers; however, pursuant to his employment agreement, Mr. Chiang is entitled to a minimum bonus of $500,000 for 2015 and $1.25 million for each of 2016 and 2017. Factors considered by the CEO in determining the level of bonus in general include (i) whether or not we achieved the goals established for the year and any notable shortfalls relative to expectations; (ii) the level of difficulty associated with achieving such objectives based on the opportunities and challenges encountered during the year; (iii) current year operating and financial performance relative to both public guidance and prior year’s performance; (iv) significant transactions or accomplishments for the period not included in the goals for the year; (v) our relative prospects at the end of the year with respect to future growth and performance; and (vi) our positioning at the end of the year with respect to our targeted credit profile. The CEO takes these factors into consideration as well as the relative contributions of each of our Named Executive Officers to the year’s performance in developing his recommendations for bonus amounts.

These recommendations are discussed with the compensation committee, adjusted as appropriate, and submitted to the board of directors for its review and approval. Similarly, the compensation committee typically assesses the CEO’s contribution toward meeting our goals, and recommends a bonus for the CEO it believes to be commensurate with such contribution. In several historical instances, the CEO and the President have requested that the bonus amount recommended by the compensation committee be reduced to maintain a closer relationship to bonuses awarded to the other Named Executive Officers. With respect to 2015, our CEO and President have indicated that neither of them will request or accept a bonus.  Accordingly, the typical practice of having  the CEO submit to the compensation committee a preliminary draft of bonus recommendations with the amount for the CEO left blank was modified for 2015 in that bonus recommendations were not included for either the CEO or the President.  The CEO and the compensation committee discussed such preliminary draft, which was then revised to include any changes or adjustments in the formal submittal to the compensation committee for review and recommendation to the board.

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

AAP Management Units (each of which represents a “profits interest” in AAP) provide an additional longer-term, performance-based officer incentive. These AAP Management Units are limited to 52,125,935 authorized units, of which 50,722,830 were outstanding as of December 31, 2015 pursuant to individual restricted unit agreements between AAP and certain members of management. As of December 31, 2015 our Named Executive Officers held 29,931,571 of the restricted AAP Management Units. As noted above under “Elements of Compensation,” a significant portion of the outstanding AAP Management Units vested as of January 1, 2016 and a portion of such vested AAP Management Units has been converted into AAP units and PAGP Class B shares.  As a result, as of February 15, 2016, the number of AAP Management Units outstanding was 31,878,821, of which 20,676,096 were held by our Named Executive Officers.  The remaining available AAP Management Units are administered at the discretion of the compensation committee (subject to limited authority delegated to the CEO to approve awards to employees other than executive officers) and may be awarded upon advancement, exceptional performance or other change in circumstance of an existing member of management, or upon the addition of a new individual to the management team.

Application in 2015

At the beginning of 2015, we established four public goals with paraphrased versions of these goals overlapping three of our five internal goals.

The four public goals for the year were to:

1.                                      Deliver operating and financial performance in line with or above guidance;

2.                                      Successfully execute our 2015 capital program and set the stage for continued growth in 2016 and beyond;

3.                                      Increase our November 2015 annualized distribution level by 7% over the November 2014 annualized distribution level; and

4.                                      Selectively pursue strategic and accretive acquisitions.

Additionally, our internal qualitative goals included (a) advancing multi-year programs and initiatives and preparing the organization for future growth, and (b) continuing to promote a culture of safety and environmental responsibility throughout the organization.

Industry conditions deteriorated throughout 2015 as crude oil and natural gas prices decreased and capital expenditures by producers were reduced.  As a result, crude oil production volumes were below expectations and competition within the midstream crude oil sector increased due to excess pipeline capacity and shipper over-commitments under minimum volume contracts. Primarily as a result of the challenging industry conditions, we reduced our 2015 guidance and made a number of other mid-course corrections to our strategies and plans.  Additionally, our 2015 reported results were impacted by an accidental release of approximately 2,935 barrels of crude oil near Santa Barbara, California.  This event resulted in an accrual as of December 31, 2015 of estimated total costs that we have incurred or expect to incur in connection with such incident of $269 million ($83 million, net of expected insurance reimbursements) (See Item 3. “Legal Proceedings—Specific Legal, Environmental or Regulatory Matters”).

Summarized below are the more significant shortfalls and accomplishments for the year relative to our public and internal goals:

Shortfalls:

•                  We reported approximately $2.2 billion of adjusted EBITDA and $1.5 billion of distributable cash flow, slightly below our revised guidance, but approximately 8% and 10%, respectively, below the midpoint of our initial guidance;

•                  We increased our annualized distribution rate by 6% over the November 2014 exit rate, and generated distribution coverage for the year of approximately 88%;

Accomplishments:

•                  We executed a $2.2 billion expansion capital program timely and cost effectively, and commissioned and integrated multiple new assets into our operations;

•                  We completed transactions associated with two of our pipeline projects that reduced our funding requirements while essentially maintaining the long-term earnings capacity of such projects;

•                  We executed two key financings on attractive terms that enabled us to maintain solid liquidity and financial strength, including raising approximately $1.1 billion of common equity capital and $1.0 billion in long-term debt;

•                  We initiated a $1.6 billion preferred equity placement that was completed in January 2016; and

•                  We made significant progress with respect to the implementation of multiple initiatives to strengthen and sustain the organization and promote a culture of safety and environmental responsibility throughout.

For 2015, the elements of compensation were applied as described below.

Salary.  No salary adjustments for Named Executive Officers were recommended or made in 2015.  See “—Employment Contracts” for additional information regarding the base salaries of our Named Executive Officers with employment contracts.

Cash Bonuses.  In light of PAA’s overall 2015 performance, our CEO and President have indicated that neither of them will request or accept a bonus. Additionally, pursuant to Mr. Chiang’s employment agreement, his bonus for 2015 will not be less than $500,000.  The CEO’s annual bonus recommendations for the remaining Named Executive Officers were based on his assessment of PAA’s performance as well as the individual’s performance against goals, opportunities and challenges, taking into consideration both controllable and non-controllable factors.   Based on the CEO’s annual performance review and recommendations, the compensation committee recommended to the board of directors and the board of directors approved the annual bonuses reflected in the Summary Compensation Table and notes thereto.

Long-Term Incentive Awards.  Other than the grant of 120,000 phantom units and 1,000,000 AAP Management Units to Mr. Chiang in connection with his employment as described below, there were no grants of long-term incentive awards to Named Executive Officers in 2015.

Mr. Chiang’s phantom units will vest 40% on the later of the August 2018 distribution date and the date PAA pays an annualized quarterly distribution of $2.90 per common unit; 30% on the later of the August 2019 distribution date and the date PAA pays an annualized quarterly distribution of $3.10 per common unit; and 30% on the later of the August 2020 distribution date and the date PAA pays an annualized quarterly distribution of $3.30 per common unit. The phantom units also vest upon termination of employment under certain circumstances described under “—Employment Contracts” and “—Potential Payments Upon Termination or Change-in-Control” below. Any phantom units that have not vested as of the August 2021 distribution date will be forfeited. Upon vesting, the phantom units are payable on a one-for-one basis in common units.  Mr. Chiang’s phantom units have associated DERs that are currently vested and payable in cash on each distribution payment date.

Mr. Chiang’s AAP Management Units become earned in 25% increments upon payment by PAA of annualized quarterly distributions of $2.90, $3.15, $3.30 and $3.50 per common unit, respectively.  Mr. Chiang’s AAP Management Units are subject to a call right in the event his employment is terminated under certain circumstances prior to December 31, 2022. If Mr. Chiang remains employed after such date, his AAP Management Units will be deemed to have vested.  Mr. Chiang’s AAP Management Units also vest upon his termination of employment under certain circumstances described below under “—Employment Contracts” and “—Potential Payments Upon Termination or Change-in-Control.”

Other Compensation Related Matters

Equity Ownership.  Our Named Executive Officers collectively own substantial equity in the Partnership as well as the general partner. Although we encourage our Named Executive Officers to acquire and retain ownership in the Partnership, we do not have a policy requiring maintenance of a specified equity ownership level. Our policies prohibit our Named Executive Officers from using puts, calls or options to hedge the economic risk of their ownership. As of February 15, 2016, our Named Executive Officers beneficially owned, in the aggregate, (i) approximately 2.6 million of our common units (excluding any unvested equity awards), (ii) through their ownership of interests in PAA Management, L.P., an approximate 1.9% indirect ownership interest (approximate 1.8% economic interest) in AAP, (iii) 20,676,096 AAP Management Units, which represent an approximate 3.0% aggregate economic interest in AAP, and (iv) 10,102,845 PAGP Class A shares. Based on the market price of our common units and PAGP’s Class A shares at February 15, 2016 and assuming the conversion of all earned AAP Management Units into AAP units at a conversion factor of approximately 0.940 and the exchange of AAP units for an equivalent number of PAGP Class A shares, the value of the equity ownership of these individuals was significantly greater than the combined aggregate salaries and bonuses of these individuals for 2015.

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

Change in Control Triggers.  The employment agreements for Messrs. Armstrong, Pefanis and Chiang, the long-term incentive plan grants to our Named Executive Officers, and the AAP Management Unit grant agreements to which our Named Executive Officers are a party include severance payment provisions or accelerated vesting triggered upon a change of control, as defined in the respective agreements. In the case of the long-term incentive plan grants, the provision becomes operative only if the change in control is accompanied by a change in status (such as the termination of employment by GP LLC). We believe this “double trigger” arrangement is appropriate because it provides assurance to the executive, but does not offer a windfall to the executive when there has been no real change in employment status. The provisions in the employment agreements for Messrs. Armstrong and Pefanis become operative only if the executive terminates employment within three months of the change in control. Messrs. Armstrong and Pefanis agreed to a conditional waiver of these provisions with respect to Vulcan Energy Corporation’s (“Vulcan Energy”) sale of its 50.1% general partner interest in December 2010 and with respect to the completion of the initial public offering of PAGP in October 2013. The AAP Management Unit grant agreements generally call for vesting upon a change in control of any units that have already been earned, plus the next increment of units that could be earned at the next distribution threshold. Any remaining AAP Management Units would be forfeited (unless waived at the discretion of the general partner or acquirer as the case may be).  As a result of significant participation (i.e., purchases) by existing general partner owners or their affiliates in the December 2010 sale of Vulcan Energy’s 50.1% ownership in the general partner, the change of control provisions of the AAP Management Unit grant agreements were not triggered.  In addition, the completion of the initial public offering of PAGP in October 2013 did not constitute a change of control pursuant to the terms of the AAP Management Unit grant agreements.  Mr. Chiang’s employment agreement provides for accelerated vesting of his long-term incentive plan grant and AAP Management Unit grant in the event of a change of control prior to December 31, 2018 if, in connection therewith, he is not designated to receive a promotion to the top leadership position of GP LLC and terminates his employment within a period of 90 days following such change of control. See “—Employment Contracts” and “—Potential Payments Upon Termination or Change-in-Control.” The provision of severance or equity acceleration for certain terminations and change of control help to create a retention tool by assuring the executive that the benefit of the employment arrangement will be at least partially realized despite the occurrence of an event that would materially alter the employment arrangement.

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

Summary Compensation Table

The following table sets forth certain compensation information for our Chief Executive Officer, Chief Financial Officer, and the four other most highly compensated executive officers in 2015 (our “Named Executive Officers”). We reimburse our general partner and its affiliates for expenses incurred on our behalf, including the costs of officer compensation (excluding the costs of the obligations represented by the AAP Management Units).  Mr. Chiang joined PAA in August 2015; therefore, his salary and bonus amounts reflect a partial year of payment.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	All Other Compensation ($)(2)	Total ($)

Greg L. Armstrong	2015	375,000	—		—	17,340	392,340
Chairman and Chief Executive	2014	375,000	3,900,000		—	17,040	4,292,040
Officer	2013	375,000	4,400,000		2,662,378	16,740	7,454,118

Harry N. Pefanis	2015	300,000	—		—	17,340	317,340
President and Chief Operating	2014	300,000	3,800,000		—	17,040	4,117,040
Officer	2013	300,000	4,250,000		2,396,140	16,740	6,962,880

Wilfred (Willie) C. Chiang	2015	89,102	500,000		5,330,830	5,886	5,925,818
Executive Vice President and Chief Operating Officer (U.S.)

Al Swanson	2015	250,000	900,000		—	17,340	1,167,340
Executive Vice President and	2014	250,000	1,650,000		—	17,040	1,917,040
Chief Financial Officer	2013	250,000	1,800,000		1,774,919	16,740	3,841,659

W. David Duckett(3)	2015	222,543	2,665,224		—	99,173	2,986,940
Chief Executive Officer—Plains Midstream Canada	2014	257,571	3,244,686		—	101,472	3,603,729
	2013	276,666	3,887,652		1,774,919	102,936	6,042,173

John P. vonBerg	2015	250,000	3,650,000	(4)	—	17,340	3,917,340
Executive Vice President—	2014	250,000	4,175,000	(4)	—	17,040	4,442,040
Commercial Activities	2013	250,000	5,255,000	(4)	1,331,189	16,740	6,852,929

(1)             Grant date fair values are presented for (i) LTIP phantom unit grants awarded to Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg in 2013, (ii) LTIP phantom unit grants awarded to Mr. Chiang in 2015, and (iii) AAP Management Unit grants awarded to Mr. Chiang in 2015.  Dollar amounts in the table represent the aggregate grant date fair value of phantom units and AAP Management Units awarded based on the probable outcome of underlying performance conditions pursuant to FASB ASC Topic 718.  For LTIP phantom units granted in 2013, the performance threshold for the first tranche of vesting was deemed probable of occurring on the grant date.  The maximum grant date fair values of phantom unit grants awarded in 2013, assuming that the highest level of performance conditions will be met, are: $7,562,664 for Mr. Armstrong; $6,806,398 for Mr. Pefanis; $5,041,776 for Mr. Swanson; $5,041,776 for Mr. Duckett and $3,781,332 for Mr. vonBerg.  For LTIP phantom unit grants and AAP Management Unit grants awarded in 2015, the performance threshold for the first tranche of vesting was deemed probable of occurring on the grant date.  The aggregate maximum grant date fair value of phantom unit grants and AAP

Management Unit grants awarded to Mr. Chiang in 2015, assuming that the highest level of performance conditions will be met, was $17,197,332.  See Note 15 to our Consolidated Financial Statements for further discussion regarding the calculation of grant date fair values.

(2)                                     GP LLC matches 100% of employees’ contributions to its 401(k) plan in cash, subject to certain limitations in the plan. All Other Compensation for each of Messrs. Armstrong, Pefanis, Swanson and vonBerg includes $15,900 ($5,346 for Mr. Chiang) in such contributions for 2015. The remaining amount for each represents premium payments on behalf of such Named Executive Officer for group term life insurance. All Other Compensation for Mr. Duckett includes, for 2015, employer contributions to the Plains Midstream Canada savings plan of $28,931, group term life insurance premiums of $30,891, automobile lease payments of $33,128 and club dues of $6,223.

(3)                                     Salary, bonus and all other compensation amounts for Mr. Duckett are presented in U.S. dollar equivalent based on the exchange rates in effect on the dates payments were made or approved.

(4)                                     Includes quarterly bonuses aggregating $2,750,000, $2,275,000 and $3,355,000 and annual bonuses of $900,000, $1,900,000 and $1,900,000 in 2015, 2014 and 2013, respectively. The annual bonuses are payable 60% at the time of award and 20% in each of the two succeeding years.

Grants of Plan-Based Awards Table

The following table sets forth summary information regarding all grants of plan-based awards made to our Named Executive Officers during the fiscal year ended December 31, 2015:

All Other
Stock
		Awards:		Grant Date
		Number Of		Fair Value Of
		Shares Of		Stock and
		Stock or		Option
	Grant	Units		Awards
Name	Date	(#)		($)(3)

Wilfred (Willie) C. Chiang	8/24/15	120,000	(1)	$1,519,680
	8/24/15	1,000,000	(2)	$3,811,150

(1)  These phantom units will vest 40% on the later of the August 2018 distribution date and the date PAA pays an annualized quarterly distribution of $2.90 per common unit; 30% on the later of the August 2019 distribution date and the date PAA pays an annualized quarterly distribution of $3.10 per common unit; and 30% on the later of the August 2020 distribution date and the date PAA pays an annualized quarterly distribution of $3.30 per common unit. The phantom units also vest upon termination of employment under certain circumstances described under “—Employment Contracts” and “—Potential Payments Upon Termination or Change-in-Control” below. Any phantom units that have not vested as of the August 2021 distribution date will be forfeited. Upon vesting, the phantom units are payable on a one-for-one basis in common units.  The phantom units have associated DERs that are currently vested and payable in cash on each distribution payment date.

(2)  These AAP Management Units become earned in 25% increments upon payment by PAA of annualized quarterly distributions of $2.90, $3.15, $3.30 and $3.50 per common unit, respectively.  These AAP Management Units are subject to a call right in the event Mr. Chiang’s employment is terminated under certain circumstances prior to December 31, 2022. If Mr. Chiang remains employed after such date, his AAP Management Units will be deemed to have vested.  Mr. Chiang’s AAP Management Units also vest upon his termination of employment under certain circumstances described under “—Employment Contracts” and “—Potential Payments Upon Termination or Change-in-Control” below.

(3)  Represents the grant date fair values of LTIP phantom units and AAP Management Units based on the probable outcome of underlying performance conditions pursuant to FASB ASC Topic 718.  The performance threshold for the first tranche of vesting of the LTIP phantom units and AAP Management Units was deemed probable of occurring on the grant date.  The aggregate maximum grant date fair value of phantom unit grants and AAP Management Unit grants awarded in 2015, assuming that the highest level of performance conditions will be met, was $17,197,332.

Narrative Disclosure to Summary Compensation Table

A narrative description of all material factors necessary to an understanding of the information included in the above Summary Compensation Table is included in “—Compensation Discussion and Analysis” and in the footnotes to such tables.

Employment Contracts

Mr. Armstrong is employed as Chairman and Chief Executive Officer. The initial three-year term of Mr. Armstrong’s employment agreement commenced on June 30, 2001, and is automatically extended for one year on June 30 of each year (such that the term is reset to three years) unless Mr. Armstrong receives notice from the chairman of the compensation committee that the board of directors has elected not to extend the agreement. Mr. Armstrong has agreed, during the term of the agreement and for five years thereafter, not to disclose (subject to typical exceptions, including, but not limited to, requirement of law or prior disclosure by a third party) any confidential information obtained by him while employed under the agreement. The agreement provided for a base salary of $330,000 per year, subject to annual review. In 2005, Mr. Armstrong’s annual salary was increased to $375,000.  For 2016, Mr. Armstrong has unilaterally elected to forego approximately 90% of his annual base salary.

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

In connection with Mr. Chiang’s employment in August 2015, GP LLC and Mr. Chiang entered into an agreement setting forth the terms of his employment. The agreement, which may be terminated by either party at any time, provides for a base salary of $250,000 per year, and a minimum bonus of $500,000 for 2015 and $1.25 million for each of 2016 and 2017.  GP LLC’s obligation to pay the minimum bonus is subject to Mr. Chiang’s continued employment through the bonus payment date.  Mr. Chiang was hired with the expectation that, contingent on his performance, he would be offered the top executive leadership position of GP LLC (the “Executive Promotion”) no later than December 31, 2018 (the “Reference Date”).  Consistent with such expectation and as an inducement to Mr. Chiang, Mr. Chiang’s employment agreement provides for the accelerated vesting of his phantom units and AAP Management Units in the event his employment is terminated under certain circumstances prior to the Reference Date.  These circumstances include the following: (i) if Mr. Chiang has not received the Executive Promotion and is terminated other than for cause prior to the Reference Date; (ii) if Mr. Chiang has not received the Executive Promotion by the Reference Date and Mr. Chiang resigns within 90 days thereafter or if Mr. Chiang has not received the Executive Promotion and terminates his employment for “good reason” prior to the Reference Date; and (iii) if a change of control occurs prior to the Reference Date and in connection therewith Mr. Chiang is not designated to receive the Executive Promotion and terminates his employment within 90 days of such change of control. Mr. Chiang’s employment agreement also provides that in the event of his death or disability prior to the second anniversary of his employment date under circumstances where less than 500,000 of his AAP Management Units have previously become “earned”, he will immediately vest in such number of AAP Management Units as may be necessary to cause the number of vested AAP Management Units to equal 500,000.  Mr. Chiang also entered into ancillary agreements pursuant to which he has agreed to maintain confidentiality and not to solicit customers, assets or employees for a period of two years following termination of his employment.

See “—Compensation Discussion and Analysis” for a discussion of how we use salary and bonus to achieve compensation objectives. See “—Potential Payments upon Termination or Change-In-Control” for a discussion of the provisions in Messrs. Armstrong’s, Pefanis’ and Chiang’s employment agreements related to termination, change of control and related payment obligations.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information regarding outstanding equity awards at December 31, 2015 with respect to our Named Executive Officers:

	Unit Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(1)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(1)

Greg L. Armstrong	10,425,791	(2)	92,428,125	—		—
	150,000	(3)	3,465,000	—		—

Harry N. Pefanis	7,819,344	(2)	69,321,099	—		—
	135,000	(3)	3,118,500	—		—

Wilfred (Willie) C. Chiang	—		—	1,000,000	(4)	8,865,338
	—		—	120,000	(5)	2,772,000

Al Swanson	2,606,448	(2)	23,107,036	—		—
	100,000	(3)	2,310,000	—		—

W. David Duckett	4,430,961	(2)	39,281,949	—		—
	100,000	(3)	2,310,000	—		—

John P. vonBerg	3,649,027	(2)	32,349,845	—		—
	75,000	(3)	1,732,500	—		—

(1)                                     Market value of phantom units reported in these columns is calculated by multiplying the closing market price ($23.10) of our common units at December 31, 2015 (the last trading day of the fiscal year) by the number of units. No discount is applied for remaining performance threshold or service period requirements. Market value of AAP Management Units is calculated by (i) assuming that such AAP Management Units are converted into AAP units based on the December 31, 2015 conversion factor of approximately 0.938 AAP units and PAGP Class B shares for each AAP Management Unit, (ii) assuming the exchange of the resulting AAP units and PAGP Class B shares for PAGP Class A shares on a one-for-one basis, and (iii) multiplying such resulting number of PAGP Class A shares by the closing market price ($9.45) of PAGP’s Class A shares at December 31, 2015 (the last trading day of the fiscal year).

(2)                                     Represents the pre-conversion number of AAP Management Units held by the applicable individual, each of which represents a “profits interest” in AAP, entitling the holder to participate in future profits and losses from operations, current distributions from operations, and an interest in future appreciation or depreciation in AAP’s asset values, but does not represent an interest in the capital of AAP on the applicable grant date of the AAP Management Units. Despite the fact that 100% of the AAP Management Units held by our Named Executive Officers (other than Mr. Chiang) had been earned as of December 31, 2015 (i.e., all relevant performance benchmarks have been satisfied), all such AAP Management Units are treated as stock that has not vested for purposes of this table due to the fact that, as of December 31, 2015, they remained subject to a “call right” held by AAP.  Such call right expired on January 1, 2016 and the AAP Management Units held by Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg are now vested.  As long as the PAGP Class A shares are publicly traded, each vested AAP Management Unit may be converted into AAP units and a like number of PAGP Class B shares based on a conversion ratio calculated in accordance with the AAP limited partnership agreement (which conversion ratio will not be more than one-to-one and was approximately 0.938 AAP units and PAGP Class B shares for each AAP Management Unit as of December 31, 2015).  Following any such conversion, the resulting AAP units and PAGP Class B shares are exchangeable for PAGP Class A shares on a one-for-one basis as provided in the PAGP limited partnership agreement.  In January and February 2016, Messrs. Pefanis, Swanson, Duckett and vonBerg converted all or a portion of their AAP Management Units into AAP units and PAGP Class B shares and then exchanged all of their respective resulting AAP units and PAGP Class B shares for PAGP Class A shares.  For additional information regarding the AAP Management Units, please read Item 13. “Certain Relationships and Related Transactions, and Director Independence—Our General Partner—AAP Management Units.”

(3)                                     Represents phantom units granted in 2013 under our Long-Term Incentive Plan.  All performance thresholds have been met.  Accordingly, subject to continued employment, these phantom units will vest as follows:  (i) one-third will vest on the August 2016 distribution date, (ii) one third will vest on the August 2017 distribution date, and (iii) one-third will vest on the August 2018 distribution date.  Upon vesting, the phantom units are payable on a one-for-one basis in PAA common units.  All of the DERs associated with these phantom units are currently payable.  The DERs expire when the associated phantom units vest.

(4)                                     Represents the pre-conversion number of AAP Management Units held by Mr. Chiang, each of which represents a “profits interest” in AAP, entitling him to participate in future profits and losses from operations, current distributions from operations, and an interest in future appreciation or depreciation in AAP’s asset values, but does not represent an interest in the capital of AAP on the applicable grant date of the AAP Management Units. These AAP Management Units become earned in 25% increments upon payment by PAA of annualized quarterly distributions of $2.90, $3.15, $3.30 and $3.50 per common unit, respectively.  These AAP Management Units are subject to a call right in the event Mr. Chiang’s employment is terminated under certain circumstances prior to December 31, 2022. If Mr. Chiang remains employed after such date, his AAP Management Units will be deemed to have vested. Mr. Chiang’s employment agreement provides for the accelerated vesting of his AAP Management Units under certain circumstances prior to December 31, 2018.  See “—Employment Contracts” and “—Potential Payments Upon Termination or Change-in-Control.”

(5)                                     Represents phantom units granted in 2015 under our Long-Term Incentive Plan.  These phantom units will vest 40% on the later of the August 2018 distribution date and the date PAA pays an annualized quarterly distribution of $2.90 per common unit; 30% on the later of the August 2019 distribution date and the date PAA pays an annualized quarterly distribution of $3.10 per common unit; and 30% on the later of the August 2020 distribution date and the date PAA pays an annualized quarterly distribution of $3.30 per common unit. The phantom units also vest upon termination of employment under certain circumstances. See “—Employment Contracts” and “—Potential Payments Upon Termination or Change-in-Control.” Any phantom units that have not vested as of the August 2021 distribution date will be forfeited. Upon vesting, the phantom units are payable on a one-for-one basis in common units.  The phantom units have associated DERs that are currently vested and payable in cash on each distribution payment date.

Option Exercises and Units Vested

The following table sets forth certain information regarding the vesting of phantom units during the fiscal year ended December 31, 2015 with respect to our Named Executive Officers.

	Unit Awards
Name	Number of Units Acquired on Vesting (#)		Value Realized on Vesting ($)

Greg L. Armstrong	120,000	(1)	5,818,800	(2)

Harry N. Pefanis	80,000	(1)	3,879,200	(2)

Wilfred (Willie) C. Chiang	—		—

Al Swanson	40,000	(1)	1,939,600	(2)

W. David Duckett	50,000	(1)	2,424,500	(2)

John P. vonBerg	36,000	(1)	1,745,640	(2)

(1)             Represents the gross number of phantom units that vested during the year ended December 31, 2015. The actual number of units delivered was net of income tax withholding.

(2)             Consistent with the terms of our Long-Term Incentive Plan, the value realized upon vesting is computed by multiplying the closing market price ($48.49) of our common units on May 14, 2015 (the date preceding the vesting date) by the number of units that vested.

Pension Benefits

We sponsor a 401(k) plan that is available to all U.S. employees, but we do not maintain a pension or defined benefit program.

Nonqualified Deferred Compensation and Other Nonqualified Deferred Compensation Plans

We do not have a nonqualified deferred compensation plan or program for our officers or employees.

Potential Payments upon Termination or Change-in-Control

The following table sets forth potential amounts payable to the Named Executive Officers upon termination of employment under various circumstances, and as if terminated on December 31, 2015.

	By Reason of Death ($)		By Reason of Disability ($)		By Company without Cause ($)		By Executive with Good Reason ($)		In Connection with a Change In Control ($)
Greg L. Armstrong
Salary and Bonus	9,550,000	(1)	9,550,000	(1)	9,550,000	(1)	9,550,000	(1)	14,325,000	(2)
Equity Compensation	3,465,000	(3)	3,465,000	(3)	3,465,000	(4)	3,465,000	(4)	3,465,000	(5)
Health Benefits	N/A		33,708	(6)	33,708	(6)	33,708	(6)	33,708	(6)
Tax Gross-up	N/A		N/A		N/A		N/A		884,755	(7)
AAP Management Units	N/A		N/A		23,107,031	(8)	23,107,031	(8)	23,107,031	(9)
Total	13,015,000		13,048,708		36,155,739		36,155,739		41,815,494

Harry N. Pefanis
Salary and Bonus	9,100,000	(1)	9,100,000	(1)	9,100,000	(1)	9,100,000	(1)	13,650,000	(2)
Equity Compensation	3,118,500	(3)	3,118,500	(3)	3,118,500	(4)	3,118,500	(4)	3,118,500	(5)
Health Benefits	N/A		52,412	(6)	52,412	(6)	52,412	(6)	52,412	(6)
Tax Gross-up	N/A		N/A		N/A		N/A		1,333,497	(7)
AAP Management Units	N/A		N/A		17,330,275	(8)	17,330,275	(8)	17,330,275	(9)
Total	12,218,500		12,270,912		29,601,187		29,601,187		35,484,684

Wilfred (Willie) C. Chiang (10)
Equity Compensation	1,108,800	(3)	1,108,800	(3)	2,772,000	(4)	2,772,000	(4)	2,772,000	(5)
AAP Management Units	4,432,669	(11)	4,432,669	(11)	8,865,338	(8)	8,865,338	(8)	8,865,338	(9)
Total	5,541,469		5,541,469		11,637,338		11,637,338		11,637,338

Al Swanson (10)
Equity Compensation	2,310,000	(3)	2,310,000	(3)	2,310,000	(4)	N/A		2,310,000	(5)
AAP Management Units	N/A		N/A		5,776,759	(8)	5,776,759	(8)	5,776,759	(9)
Total	2,310,000		2,310,000		8,086,759		5,776,759		8,086,759

W. David Duckett (10)
Equity Compensation	2,310,000	(3)	2,310,000	(3)	2,310,000	(4)	N/A		2,310,000	(5)
AAP Management Units	N/A		N/A		9,820,487	(8)	9,820,487	(8)	9,820,487	(9)
Total	2,310,000		2,310,000		12,130,487		9,820,487		12,310,487

John P. vonBerg (10)
Equity Compensation	1,732,500	(3)	1,732,500	(3)	1,732,500	(4)	N/A		1,732,500	(5)
AAP Management Units	N/A		N/A		8,087,461	(8)	8,087,461	(8)	8,087,461	(9)
Total	1,732,500		1,732,500		9,819,961		8,087,461		9,819,961

(1)                                     The employment agreements between GP LLC and Messrs. Armstrong and Pefanis provide that if (i) their employment with GP LLC is terminated as a result of their death, (ii) they terminate their employment with GP LLC (a) because of a disability (as defined in Section 409A of the Code) or (b) for good reason (as defined below), or (iii)  GP LLC terminates their employment without cause (as defined below), they are entitled to a lump-sum amount equal to the product of (1) the sum of their (a) highest annual base salary paid prior to their date of termination and (b) highest annual bonus paid or payable for any of the three years prior to the date of termination, and (2) the lesser of (i) two or (ii) the number of days remaining in the term of their employment agreement divided by 360. The amount provided in the table assumes for each executive a termination date of December 31, 2015, and also assumes a highest annual base salary of $375,000 and highest annual bonus of $4,400,000 for Mr. Armstrong, and a highest annual base salary of $300,000 and highest annual bonus of $4,250,000 for Mr. Pefanis.

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

The employment agreements between GP LLC and Messrs. Armstrong and Pefanis define “good reason” as the occurrence of any of the following circumstances: (i) removal by GP LLC from, or failure to re-elect them to, the positions to which Messrs. Armstrong and Pefanis were appointed pursuant to their respective employment agreements, except in connection with their termination for cause (as defined above); (ii) (a) a reduction in their rate of base salary (other than in connection with across-the-board salary reductions for all executive officers of GP LLC) unless such reduction reduces their base salary to less than 85% of their current base salary, (b) a material reduction in their fringe benefits, or (c) any other material failure by GP LLC to comply with its obligations under their employment agreements to pay their annual salary and bonus, reimburse their business expenses, provide for their participation in certain employee benefit plans and arrangements, furnish them with suitable office space and support staff, or allow them no less than 15 business days of paid vacation annually; or (iii) the failure of GP LLC to obtain the express assumption of the employment agreements by a successor entity (whether direct or indirect, by purchase, merger, consolidation or otherwise) to all or substantially all of the business and/or assets of GP LLC.

(2)                                     Pursuant to their employment agreements, if Messrs. Armstrong and Pefanis terminate their employment with GP LLC within three (3) months of a change in control (as defined below), they are entitled to a lump-sum payment in an amount equal to the product of (i) three and (ii) the sum of (a) their highest annual base salary previously paid to them and (b) their highest annual bonus paid or payable for any of the three years prior to the date of such termination. The amount provided in the table assumes a change in control and termination date of December 31, 2015, and also assumes a highest annual base salary of $375,000 and highest annual bonus of $4,400,000 for Mr. Armstrong, and a highest annual base salary of $300,000 and highest annual bonus of $4,250,000 for Mr. Pefanis.

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

In August 2005, Vulcan Energy increased its interest in GP LLC from approximately 44% to greater than 50%. The consummation of the transaction constituted a change in control under the employment agreements with Messrs. Armstrong and Pefanis. However, Messrs. Armstrong and Pefanis entered into agreements with GP LLC waiving their rights to payments under their employment agreements in connection with the change in control, contingent on the execution and performance by Vulcan Energy of a voting agreement with GP LLC that restricted certain of Vulcan’s voting rights.  The December 2010 sale by Vulcan Energy of its interest in GP LLC also constituted a change in control under the employment agreements and resulted in the termination of the voting agreement.  Messrs. Armstrong and Pefanis executed new agreements waiving their rights to payments under their employment agreements with respect to the December 2010 transaction and voting agreement termination.

The initial public offering of PAGP and certain related transactions in October 2013 would have constituted a change in control as originally defined under the employment agreements, which would have allowed Messrs. Armstrong and Pefanis to terminate their employment and become entitled to certain separation benefits.  Messrs. Armstrong and Pefanis executed agreements waiving their rights to terminate employment and receive such benefits.  In connection with such waivers, the definition of “Change in Control” in the employment agreements was also modified to mean, and will be deemed to occur upon, one or more of the following events: (i) any person (other than PAGP or its wholly owned subsidiaries), including any partnership, limited partnership, syndicate or other group deemed a “person” for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner, directly or indirectly, of 50% or more of the membership interest in GP LLC or 50% or more of the outstanding limited partnership interests of PAGP; (ii) any person (other than PAGP or its wholly owned subsidiaries), including any partnership, limited partnership, syndicate or other group deemed a “person” for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended, becomes the beneficial owner, directly or indirectly, of 50% or more of the membership interest in GP Holdings; (iii) PAGP ceases to beneficially own, directly or indirectly, more than 50% of the membership interest in GP LLC; (iv) KAFU Holdings, L.P. and its affiliates, Lynx Holdings I, LLC and its affiliates, Oxy Holding Company (Pipeline), Inc. and its affiliates, Mark Strome and his affiliates, Windy, LLC and its affiliates, PAA Management, L.P. and its affiliates, PAGP and its affiliates, and various individual investors (collectively, the “Owner Affiliates”), cease to beneficially own, directly or indirectly, more than 50% of the membership interest in GP Holdings; or (v) there has been a direct or indirect transfer, sale, exchange or other disposition in a single transaction or series of transactions (whether by merger or otherwise) of all or substantially all of the assets of PAGP or PAA to one or more persons who are not affiliates of PAGP (“third party or parties”), other than a transaction in which the Owner Affiliates continue to beneficially own, directly or indirectly, more than 50% of the issued and outstanding voting securities of such third party or parties immediately following such transaction.

(3)                                     The letters evidencing phantom unit grants awarded to our Named Executive Officers provide that in the event of their death or disability (as defined below), all of their then outstanding phantom units and associated DERs will be deemed nonforfeitable, and (i) any unvested phantom units that had satisfied all of the vesting criteria as of the date of their termination but for the passage of time would vest on the next following distribution date and (ii) the remaining unvested outstanding phantom units will vest on the distribution date on which the vesting criteria is met. For this purpose, “disability” means a physical or mental infirmity that impairs the ability substantially to perform duties for a period of eighteen (18) months or that the general partner otherwise determines constitutes a disability.

Assuming death or disability occurred on December 31, 2015, all of the phantom unit grants and associated DERs held by our Named Executive Officers would have become nonforfeitable effective as of December 31, 2015, and would vest on the February 2016 distribution date to the extent the vesting criteria had been satisfied (other than the passage of time) or, if the vesting criteria had not been satisfied, at the times described in the footnotes to the “Outstanding Equity Awards at Fiscal Year-End” table.  For the 2015 grants, any units not vested by August 2021 would expire. That portion of the dollar value given that is attributable to PAA phantom units assumes that all performance thresholds will be timely achieved if deemed probable of occurrence as of December 31, 2015, and is based on the market value of PAA’s common units on December 31, 2015 ($23.10 per unit) without discount for service period.  At December 31, 2015, an annualized distribution level of $2.90 was deemed probable of occurrence.  All outstanding 2013 grants and 40% of the 2015 grants (Mr. Chiang) were assumed to eventually vest as a result.  The balance of the 2015 grants is assumed to expire unvested in August 2021.

(4)                                     Pursuant to the phantom unit grants held by our Named Executive Officers, in the event their employment is terminated other than in connection with a change of control (as defined in footnote 5 below) or by reason of death, disability (as defined in footnote 3 above) or retirement, all of the phantom units and associated DERs (regardless of vesting) then outstanding under such phantom unit grants would automatically be forfeited as of the date of termination; provided, however, that if GP LLC terminated their employment other than for cause (as defined in footnote 5 below), any unvested phantom units that had satisfied all of the vesting criteria as of the date of their termination but for the passage of time would be deemed nonforfeitable and would vest on the next following distribution date. Mr. Chiang’s employment agreement also provides that his phantom unit grants will vest in full if he has not received the Executive Promotion and is terminated by GP LLC other than for cause or he terminates his employment for good reason prior to December 31, 2018 (see “—Employment Contracts” for additional information regarding Mr. Chiang’s employment agreement). The dollar value amount provided assumes that (i) our Named Executive Officers (other than Mr. Chiang) were terminated without cause on December 31, 2015, and (ii) Mr. Chiang had not received the Executive Promotion and was terminated without cause or terminated his employment for good reason on December 31, 2015.  As a result, all of the phantom unit grants held by Messrs. Armstrong, Pefanis, Swanson, Duckett, vonBerg and Chiang would be deemed nonforfeitable and would vest on the February 2016 distribution date.  That portion of the dollar value given that is attributable to PAA phantom units is based on the market value of PAA’s common units on December 31, 2015 ($23.10 per unit), without discount for service period. In addition to the foregoing, under Canadian law, Mr. Duckett could have a claim for additional payment if inadequate notice were given for a termination without cause.

Under the waiver signed in 2010 by Mr. Armstrong and Mr. Pefanis (see footnote 2 above), upon a termination of employment by GP LLC without cause or by the executive for good reason (in each case as defined in the relevant employment agreement), all of the executive’s outstanding awards under the Long-Term Incentive Plan would immediately vest.

(5)                                     The letters evidencing phantom unit grants awarded to our Named Executive Officers provide that in the event of a change in status (as defined below), all of the then outstanding phantom units and associated DERs will be deemed nonforfeitable, and such phantom units will vest in full (i.e., the phantom units will become payable in the form of one common unit per phantom unit) upon the next following distribution date.  Additionally, Mr. Chiang’s employment agreement provides that his phantom unit grants will vest in full if he terminates his employment within 90 days after a change of control (as defined below) prior to December 31, 2018 and in connection therewith he does not receive the Executive Promotion (see “—Employment Contracts” for additional information regarding Mr. Chiang’s employment agreement). Assuming (i) that a change in status occurred on December 31, 2015, (ii) that a change of control occurred 90 days prior to December 31, 2015, and (iii) that, in connection with the change of control, Mr. Chiang did not receive the Executive Promotion and terminated his employment on December 31, 2015, all outstanding phantom units and the associated DERs would have become nonforfeitable as of December 31, 2015, and such phantom units would vest on the February 2016 distribution date.  That portion of the dollar value given that is attributable to PAA phantom units is based on the market value of PAA’s common units on December 31, 2015 ($23.10 per unit), without discount for service period.

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

The phrase “change of control” is defined in the phantom unit grants awarded to our Named Executive Officers other than Mr. Chiang to mean, and is deemed to have occurred upon the occurrence of, one or more of the following events: (i) GP LLC ceasing to be the general partner of our general partner; (ii) any sale, lease, exchange or other transfer (in one transaction or a series of related transactions) of all or substantially all of the assets of our partnership or GP LLC to any person and/or its affiliates, other than to us or GP LLC, including any employee benefit plan thereof; (iii) the consolidation, reorganization, merger, or any other similar transaction involving (A) a person other than us or GP LLC and (B) us, GP LLC or both; (iv) the persons who own membership interests in GP LLC as of the grant date ceasing to beneficially own, directly or indirectly, more than 50% of the membership interests of GP LLC; or (v) any person, including any partnership, limited partnership, syndicate or other group deemed a “person” for purposes of Section 13(d) or 14(d) of the Securities Exchange Act of 1934, as amended, becoming the beneficial owner, directly or indirectly, of more than 49.9% of the membership interest in GP LLC.  Notwithstanding the definition of change of control, no change of control is deemed to have occurred in connection with a restructuring or reorganization related to the securitization and sale to the public of direct or indirect equity interests in the general partner if (x) GP LLC retains direct or indirect control over the general partner and (y) the current members of GP LLC continue to own more than 50% of the member interest in GP LLC. The initial public offering of PAGP did not constitute a change of control under the phantom unit grant letters.  The term “cause” means (i) the failure to perform the duties and responsibilities of a position at an acceptable level as reasonably determined in good faith by the CEO of GP LLC (or by the board in the case of the CEO), or (ii) the violation of GP LLC’s Code of Business Conduct (unless waived in accordance with the terms thereof), in each case, with the specific failure or violation described in writing.

With respect to Mr. Chiang’s phantom units, “Change of Control” means the determination by the board that one of the following events has occurred:  (i) the Persons who owned member interests in GP Holdings immediately following the closing of PAGP’s initial public offering, including PAGP, and the respective Affiliates of such Persons (such owners and Affiliates being referred to as the “Owner Affiliates”), cease to own directly or indirectly at least 50% of the membership interests of such entity; (ii) (x) a “person” or “group” other than the Owner Affiliates becomes the “beneficial owner” directly or indirectly of 25% or more of the member interest in the general partner of PAGP, and (y) the member interest beneficially owned by such “person” or “group” exceeds the aggregate member interest in the general partner of PAGP beneficially owned, directly or indirectly, by the Owner Affiliates; or (iii) a direct or indirect transfer, sale, exchange or other disposition in a single transaction or series of transaction (whether by merger or otherwise) of all or substantially all of the assets of PAGP or PAA to one or more Persons who are not Affiliates of PAGP (“third party or parties”), other than a transaction in which the Owner Affiliates continues to beneficially own, directly or indirectly, more than 50% of the issued and outstanding voting securities of such third party or parties immediately following such transaction.  “Cause” is defined in Mr. Chiang’s phantom unit grant agreement as (i) substantial failure to perform the duties and responsibilities of his position at an acceptable level as reasonably determined in good faith by the CEO and President-COO of GP LLC (or if Mr. Chiang is the CEO, by vote of the board of directors) and after written notice specifying such failure in detail and after a reasonable period under the circumstances (determined by the CEO, or alternatively the board of directors, in good faith) such failure has continued without full correction by the executive, (ii) the executive’s conviction of or guilty plea to the committing of an act or acts constituting a felony under the laws of the United States or any state thereof or any misdemeanor involving moral turpitude, or (iii) violation of GP LLC’s Code of Business Conduct (unless waived in accordance with the terms thereof), in each case with the specific failure or violation described in writing.

(6)                                     Pursuant to their employment agreements with GP LLC, if Messrs. Armstrong or Pefanis are terminated other than (i) for cause (as defined in footnote 1 above), (ii) by reason of death or (iii) by resignation (unless such resignation is due to a disability or for good reason (each as defined in footnote 1 above)), then they are entitled to continue to participate, for a period which is the lesser of two years from the date of termination or the remaining term of the employment agreement, in such health and accident plans or arrangements as are made available by GP LLC to its executive officers generally. The amounts provided in the table assume a termination date of December 31, 2015.

(7)                                    Pursuant to their employment agreements, Messrs. Armstrong and Pefanis will be reimbursed for any excise tax due under Section 4999 of the Code as a result of compensation (parachute) payments made under their respective employment agreements. The values provided for this benefit assume that Messrs. Armstrong and Pefanis were terminated in connection with a change in control effective as of December 31, 2015.

(8)                                     Pursuant to the AAP Management Unit grant agreements of each of our Named Executive Officers, to encourage retention following the achievement of applicable performance benchmarks, AAP retained a call right to purchase any earned AAP Management Units for an amount equal to 75% of fair market value (which is referred to in the AAP Management Unit grant agreements as the “Call Value” as defined below) of such AAP Management Units, which call right is exercisable upon the termination of such Named Executive Officer’s employment with GP LLC and its affiliates prior to January 1, 2016 (January 1, 2023 for Mr. Chiang); provided, however, that such call right is not applicable (i) in the case of the termination of such Named Executive Officer’s employment without cause (defined below), (ii) in the event of a resignation by such Named Executive Officer with good reason (defined below), and (iii) in Mr. Chiang’s case, in the event of his death or disability.  Additionally, Mr. Chiang’s employment agreement provides that his AAP Management Units will vest in full if he has not received the Executive Promotion and is terminated by GP LLC other than for cause (as defined below) or he terminates his employment for good reason prior to December 31, 2018 (see “—Employment Contracts” for additional information regarding Mr. Chiang’s employment agreement).  If the Named Executive Officers are terminated without cause or terminate their employment for good reason, or if such Named Executive Officer remains employed past December 31, 2015 (December 31, 2022 for Mr. Chiang), any earned AAP Management Units are no longer subject to the call right and are deemed to have “vested.”  As of December 31, 2015, 100% of the AAP Management Units held by Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg had been earned, but all of such AAP Management Units remained subject to AAP’s call right, and none of the AAP Management Units held by Mr. Chiang had been earned.  Assuming a termination of employment without cause or for good reason on December 31, 2015 and assuming that Mr. Chiang had not received the Executive Promotion prior to that date, all of the AAP Management Units held by Messrs. Armstrong, Pefanis, Swanson, Duckett, vonBerg and Chiang would become vested and would no longer be subject to the call right.  Because the call right provides for a discounted purchase price equal to 75% of fair market value, in such event the applicable Named Executive Officer would “benefit” by virtue of the fact that such officer’s AAP Management Units could no longer be purchased by AAP at a 25% discount.  The value reflected in the table above for Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg represents the implied value of such “benefit” to the applicable Named Executive Officer, calculated as of December 31, 2015 by (i) assuming that such officer’s AAP Management Units are converted into AAP units based on the December 31, 2015 conversion factor of approximately 0.938 AAP units and PAGP Class B shares for each AAP Management Unit, (ii) assuming the exchange of the resulting AAP units and PAGP Class B shares for PAGP Class A shares on a one-for-one basis, and (iii) multiplying such resulting number of PAGP Class A shares by an amount equal to 25% of the closing market price ($9.45) of PAGP’s Class A shares at December 31, 2015 (the last trading day of the fiscal year).  The value reflected in the table above for Mr. Chiang represents the implied value of such “benefit”, calculated as of December 31, 2015 by (i) assuming that Mr. Chiang’s AAP Management Units are converted into AAP units based on the December 31, 2015 conversion factor of approximately 0.938 AAP units and PAGP Class B shares for each AAP Management Unit, (ii) assuming the exchange of the resulting AAP units and PAGP Class B shares for PAGP Class A shares on a one-for-one basis, and (iii) multiplying such resulting number of PAGP Class A shares by an amount equal to 100% of the closing market price ($9.45) of PAGP’s Class A shares at December 31, 2015 (the last trading day of the fiscal year).  The entire economic burden of the AAP Management Units is borne solely by AAP.

“Cause” is defined in the AAP Management Unit grant agreements of our Named Executive Officers other than Mr. Chiang as (i) a finding by the board of GP LLC that the executive has substantially failed to perform the duties and responsibilities of his position at an acceptable level and after written notice specifying such failure in detail and after a reasonable period under the circumstances (determined by the board in good faith) such failure has continued without full correction by the executive, (ii) the executive’s conviction of or guilty plea to the committing of an act or acts constituting a felony under the laws of the United States or any state thereof or any misdemeanor involving moral turpitude, or (iii) any action by the executive involving personal dishonesty, theft or fraud in connection with executive’s duties as an employee of GP LLC or its affiliates. For Mr. Chiang, “Cause” is defined as (i) substantial failure to perform the duties and responsibilities of his position at an acceptable level as reasonably determined in good faith by the CEO and President-COO of GP LLC (or if Mr. Chiang is the CEO, by vote of the board of directors) and after written notice specifying such failure in detail and after a reasonable period under the circumstances (determined by the CEO, or alternatively the board of directors, in good faith) such failure has continued without full correction by the executive, (ii) the executive’s conviction of or guilty plea to the committing of an act or acts constituting a felony under the laws of the United States or any state thereof or any misdemeanor involving moral turpitude, or (iii) violation of GP LLC’s Code of Business Conduct (unless waived in accordance with the terms thereof), in each case with the specific failure or violation described in writing.

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

(9)                                     Pursuant to the AAP Management Unit grant agreements, upon the occurrence of a Change in Control, any earned AAP Management Units (and any AAP Management Units that will become earned in less than 180 days) become vested units and, to the extent any AAP Management Units remain unearned, an incremental 25% of the number of AAP Management Units originally granted becomes vested.  Mr. Chiang’s employment agreement also provides that his AAP Management Units will vest in full if he terminates his employment within 90 days after a change of control prior to December 31, 2018 and in connection therewith he does not receive the Executive Promotion (see “—Employment Contracts” for additional information regarding Mr. Chiang’s employment agreement).  As of December 31, 2015, 100% of the AAP Management Units held by Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg had been earned, and none of the AAP Management Units held by Mr. Chiang had been earned.  Accordingly, assuming that a Change in Control occurred on December 31, 2015 (or in the case of Mr. Chiang, 90 days prior to December 31, 2015) and that in connection with such Change in Control, Mr. Chiang had not received the Executive Promotion, all of the AAP Management Units held by Messrs. Armstrong, Pefanis, Swanson, Duckett, vonBerg and Chiang would become vested and would no longer be subject to the call right.  Because the call right provides for a discounted purchase price equal to 75% of fair market value as described above, the applicable Named Executive Officer would “benefit” from a Change in Control by virtue of the fact that such officer’s AAP Management Units could no longer be purchased by AAP at a 25% discount.  The value reflected in the table above for Messrs. Armstrong, Pefanis, Swanson, Duckett and vonBerg represents the implied value of such “benefit” to the applicable Named Executive Officer, calculated as of December 31, 2015 by (i) assuming that such officer’s AAP Management Units are converted into AAP units based on the December 31, 2015 conversion factor of approximately 0.938 AAP units and PAGP Class B shares for each AAP Management Unit, (ii) assuming the exchange of the resulting AAP units and PAGP Class B shares for PAGP Class A shares on a one-for-one basis, and (iii) multiplying such resulting number of PAGP Class A shares by an amount equal to 25% of the closing market price ($9.45) of PAGP’s Class A shares at December 31, 2015 (the last trading day of the fiscal year).  The value reflected in the table above for Mr. Chiang represents the implied value of such “benefit”, calculated as of December 31, 2015 by (i) assuming that Mr. Chiang’s AAP Management Units are converted into AAP units based on the December 31, 2015 conversion factor of approximately 0.938 AAP units and PAGP Class B shares for each AAP Management Unit, (ii) assuming the exchange of the resulting AAP units and PAGP Class B shares for PAGP Class A shares on a one-for-one basis, and (iii) multiplying such resulting number of PAGP Class A shares by an amount equal to 100% of the closing market price ($9.45) of PAGP’s Class A shares at December 31, 2015 (the last trading day of the fiscal year).  The entire economic burden of the AAP Management Units is borne solely by AAP.

“Change in Control” means the determination by the board that one of the following events has occurred:  (i) the Persons who own member interests in GP Holdings immediately following the closing of the GP IPO, including PAGP, and the respective Affiliates of such Persons (such owners and Affiliates being referred to as the “Owner Affiliates”), cease to own directly or indirectly at least 50% of the membership interests of such entity; (ii) (x) a “person” or “group” other than the Owner Affiliates becomes the “beneficial owner” directly or indirectly of 25% or more of the member interest in the general partner of PAGP, and (y) the member interest beneficially owned by such “person” or “group” exceeds the aggregate member interest in the general partner of PAGP beneficially owned, directly or indirectly, by the Owner Affiliates; or (iii) a direct or indirect transfer, sale, exchange or other disposition in a single transaction or series of transaction (whether by merger or otherwise) of all or substantially all of the assets of PAGP or PAA to one or more Persons who are not Affiliates of PAGP (“third party or parties”), other than a transaction in which the Owner Affiliates continues to beneficially own, directly or indirectly, more than 50% of the issued and outstanding voting securities of such third party or parties immediately following such transaction.

(10)                               If Messrs. Swanson, Duckett, vonBerg or Chiang were terminated for cause, GP LLC would be obligated to pay base salary through the date of termination, with no other payment obligation triggered by the termination under any employment arrangement.

(11)                               Mr. Chiang’s employment agreement provides that in the event of his death or disability prior to December 31, 2018, if less than 500,000 of his AAP Management Units have been earned, he shall vest in such number of additional AAP Management Units as may be necessary to cause the total number of vested AAP Management Units to equal 500,000.  Mr. Chiang’s AAP Management Unit grant agreement also provides that in the event of his death or disability, AAP will not have a call right and all of his earned AAP Management Units will vest.  As of December 31, 2015, none of Mr. Chiang’s AAP Management Units had been earned.  The dollar value given assumes Mr. Chiang’s death or disability on December 31, 2015 and represents the implied value of such “benefit,” calculated as of December 31, 2015 by (i) assuming that Mr. Chiang’s vested AAP Management Units are converted into AAP units based on the December 31, 2015 conversion factor of approximately 0.938 AAP units and PAGP Class B shares for each AAP Management Unit, (ii) assuming the exchange of the resulting AAP units and PAGP Class B shares for PAGP Class A shares on a one-for-one basis, and (iii) multiplying such resulting number of PAGP Class A shares by the closing market price ($9.45) of PAGP’s Class A shares at December 31, 2015 (the last trading day of the fiscal year).  The entire economic burden of the AAP Management Units is borne solely by AAP.

Confidentiality, Non-Compete and Non-Solicitation Arrangements

Pursuant to his employment agreement, Mr. Armstrong has agreed to maintain the confidentiality of PAA information for a period of five years after the termination of his employment. Mr. Pefanis has agreed to a similar restriction for a period of one year following the termination of his employment. Mr. Duckett has agreed to maintain confidentiality following termination of his employment for a period of two years with respect to customer lists. He has also agreed not to compete in a specified geographic area for a period of two years after termination of his employment. Mr. vonBerg has agreed to maintain confidentiality and not to solicit customers for a period of one year following termination of his employment. Mr. Chiang has agreed to maintain confidentiality and not to solicit customers, assets and employees for two years following termination of his employment.

Compensation of Directors

The following table sets forth a summary of the compensation paid to each person who served as a non-employee director of GP LLC in 2015:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
Ben Figlock (2)	45,000	n/a	45,000
Everardo Goyanes	75,000	179,200	254,200
Gary R. Petersen	45,000	89,600	134,600
John T. Raymond	45,000	89,600	134,600
Robert V. Sinnott	47,000	89,600	136,600
J. Taft Symonds	62,000	179,200	241,200
Christopher M. Temple	60,000	179,200	239,200

(1)                                     The dollar value of LTIPs granted during 2015 is based on the grant date fair value computed in accordance with FASB ASC Topic 718. See Note 15 to our Consolidated Financial Statements for additional discussion regarding the calculation of grant date fair values. In connection with the August 2015 vesting of director LTIP awards, Messrs. Goyanes, Symonds and Temple each were granted 5,000 units, and Messrs. Petersen, Raymond and Sinnott each were granted 2,500 units by virtue of the automatic re-grant feature of the vested awards. Upon vesting of the director LTIP awards in August 2015 (other than the incremental audit committee awards), a cash payment of $145,050 was made to Oxy as directed by Mr. Figlock. Such cash payment was based on the unit value of Mr. Sinnott’s award on the previous year’s vesting date.  As of December 31, 2015, the number of outstanding LTIPs held by our directors was as follows: Goyanes - 20,000; Petersen - 10,000; Raymond - 10,000; Sinnott - 10,000; Symonds - 20,000; and Temple - 20,000.

(2)                                     Mr. Figlock’s compensation is assigned to Oxy.

Each director of GP LLC who is not an employee of GP LLC is reimbursed for any travel, lodging and other out-of-pocket expenses related to meeting attendance or otherwise related to service on the board (including, without limitation, reimbursement for continuing education expenses). Each non-employee director is currently paid an annual retainer fee of $45,000; however, the annual retainer fee for the director designated by Oxy is paid to Oxy. Mr. Armstrong is otherwise compensated for his services as an employee and therefore receives no separate compensation for his services as a director. In addition to the annual retainer, each committee chairman (other than the chairman of the audit committee) receives $2,000 annually. The chairman of the audit committee receives $30,000 annually, and the other members of the audit committee receive $15,000 annually, in each case, in addition to the annual retainer. During 2015, Messrs. Sinnott, Goyanes and Symonds served as chairmen of the compensation, audit and governance committees, respectively.

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

Messrs. Figlock, Goyanes, Raymond and Sinnott also serve as directors of GP Holdings, and Mr. Goyanes also serves as chairman of the GP Holdings audit committee.  Messrs. Figlock, Raymond and Sinnott do not receive additional compensation for their service on the GP Holdings board.  Mr. Goyanes does not receive additional cash compensation for his service as a director and chairman of the audit committee of the GP Holdings board, but he received initial equity compensation in the form of an LTIP award for 19,200 phantom Class A shares of PAGP that, subject to continued service as a GP Holdings director, vests in 25% increments over a four-year period and includes an automatic re-grant feature such that as they vest, an equivalent amount is granted.  Mr. Goyanes’ LTIP award has associated distribution equivalent rights that are payable quarterly and entitle Mr. Goyanes to receive a cash payment for each phantom Class A share equal in amount to the distribution paid by PAGP on its Class A shares.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters

Beneficial Ownership of Limited Partner Interest

Our common units and Preferred Units outstanding represent 98% of our equity (limited partner interest). The 2% general partner interest is discussed separately below under “—Beneficial Ownership of General Partner Interest.” The following table sets forth the beneficial ownership of limited partner units held by beneficial owners of 5% or more of the units, directors, the Named Executive Officers, and all directors and executive officers as a group as of February 15, 2016.

Name of Beneficial Owner and Address (in the case of Owners of more than 5%)	Common Units		Percentage of Common Units	Preferred Units(1)	Percentage of Preferred Units
EnCap Partners LLC(2)	—		—	21,768,708	35.7%
EMG Fund IV PAA Holdings, LLC(3)	—		—	17,492,711	28.7%
FR KA Plains Holdings LLC(4)	—		—	10,884,354	17.8%
Stonepeak Partners LLC(5)	—		—	5,442,177	8.9%
Tortoise Capital Advisors, L.L.C.(6)	32,738,697		8.2%	—	—
ALPS Advisors, Inc.(7)	24,410,107		6.1%	—	—
Alerian MLP ETF(7)	24,299,462		6.1%	—	—
Richard A. Kayne/Kayne Anderson Capital Advisors, L.P.(8)	12,332,793		3.1%	5,442,177	8.9%
Greg L. Armstrong	1,475,416	(9)	*	—	—
Harry N. Pefanis	817,821	(9)	*	—	—
Wilfred (Willie) C. Chiang	—	(9)	—	—	—
Al Swanson	146,649	(9)	*	—	—
W. David Duckett	—	(9)	—	—	—
John P. vonBerg	143,257	(9)	*	—	—
Ben Figlock	—		—	—	—
Everardo Goyanes	83,400	(9)	*	—	—
Gary R. Petersen(2)	46,950	(9)	*	21,768,708	35.7%
John T. Raymond(3)	1,597,116	(9)	*	17,492,711	28.7%
Robert V. Sinnott	343,893	(9)(10)	*	—	—
J. Taft Symonds	99,050	(9)	*	—	—
Christopher M. Temple	26,250	(9)	*	—	—
All directors and executive officers as a group (17 persons)	5,431,034	(9)(11)	1.4%	39,261,419	64.4%

*                                         Less than 1%.

(1)                                     The Preferred Units will vote on an as-converted basis with the common units and will have certain other class voting rights with respect to any amendment to our partnership agreement that would adversely affect any rights, preferences or privileges of the Preferred Units.  The Preferred Units are convertible, generally on a one-for-one basis and subject to customary anti-dilution adjustments, (i) by the holders after January 28, 2018, and (ii) by us after January 28, 2019.

(2)                                     The Preferred Units are owned by funds managed by EnCap Partners, LLC, whose address is 1100 Louisiana, Suite 4900, Houston, Texas 77002.  Gary R. Petersen may be deemed to be the beneficial owner of the Preferred Units owned by these holders by virtue of being a member of EnCap Partners, LLC, the managing member of each holder’s general partner.  Mr. Petersen disclaims beneficial ownership of the Preferred Units except to the extent of his pecuniary interest therein.

(3)                                     The address for this holder is 811 Main Street, Suite 4200, Houston, Texas 77002.  John T. Raymond has sole voting and dispositive power over the Preferred Units and may be deemed to be the beneficial owner of the Preferred Units owned by the holder by virtue of being the sole member of the general partner of the holder’s manager.  Mr. Raymond disclaims beneficial ownership of the Preferred Units except to the extent of his pecuniary interest therein.

(4)                                     The address for this holder is 600 Travis, Suite 6000, Houston, Texas 77002.

(5)                                     The Preferred Units are owned by a fund managed by Stonepeak Partners LLC, whose address is 717 Fifth Avenue, 25th Floor, New York, New York 10022.

(6)                                     This information has been derived from a Schedule 13G filed with the SEC on February 9, 2016.  The address for this holder is 11550 Ash Street, Suite 300, Leawood, Kansas  66211.

(7)                                     This information has been derived from a Schedule 13G filed with the SEC on February 3, 2016.  ALPS Advisors, Inc. (“AAI”), an investment adviser registered under Section 203 of the Investment Advisors Act of 1940, furnishes investment advice to investment companies registered under the Investment Company Act of 1940 (collectively referred to as the “Funds”). Alerian MLP ETF is an investment company registered under the Investment Company Act of 1940 and is one of the Funds to which AAI provides investment advice.  In its role as investment advisor, AAI has voting and/or investment power over the securities of the Issuer that are owned by the Funds, and may be deemed to be the beneficial owner of the shares of the Issuer held by the Funds. AAI disclaims beneficial ownership of such securities.  The address for these holders is 1290 Broadway, Suite 1100, Denver, Colorado 80203.

(8)                                     Richard A. Kayne is Chief Executive Officer and Director of Kayne Anderson Investment Management, Inc., which is the general partner of Kayne Anderson Capital Advisors, L.P. (“KACALP”). Various accounts under the management or control of KACALP own 11,059,618 common units and 5,442,177 Preferred Units. Mr. Kayne may be deemed to beneficially own such units. In addition, Mr. Kayne directly owns or has sole voting and dispositive power over 1,273,175 common units. Mr. Kayne disclaims beneficial ownership of any of our partner interests other than units held by him or interests attributable to him by virtue of his interests in the accounts that own our partner interests. The address for Mr. Kayne and Kayne Anderson Investment Management, Inc. is 1800 Avenue of the Stars, 3rd Floor, Los Angeles, California 90067.

(9)                                     Does not include unvested phantom units granted under our Long-Term Incentive Plans, none of which will vest within 60 days of the date hereof. See Item 11. “Executive Compensation—Outstanding Equity Awards at Fiscal Year-End” and “— Director Compensation.”

(10)                                Pursuant to the GP LLC Agreement, Mr. Sinnott is one of our directors by virtue of his designation as a member of the board of directors of GP Holdings by KAFU Holdings, L.P., which is controlled by Kayne Anderson Investment Management, Inc., of which he is President. Mr. Sinnott disclaims any deemed beneficial ownership of the interests owned by KAFU Holdings, L.P. or its affiliates, beyond his pecuniary interest therein, if any. Mr. Sinnott has a non-controlling ownership interest in KACALP, which is the general partner of KAFU Holdings, L.P. KACALP is entitled to a percentage of the profits earned by the funds invested in KAFU Holdings, L.P. The address for KAFU Holdings, L.P. is 1800 Avenue of the Stars, 3rd Floor, Los Angeles, California 90067.

(11)                                As of February 15, 2016, no units were pledged by directors or Named Executive Officers.

Beneficial Ownership of General Partner Interest

AAP owns all of our incentive distribution rights and, through its 100% member interest in PAA GP LLC, our 2% general partner interest.  GP LLC owns a non-economic general partner interest in AAP.  Thus, GP LLC has responsibility for conducting our business and managing our operations and the Class A limited partners of AAP, together with the holders of the AAP Management Units, collectively own 100% of the economic interests in AAP.  The following table sets forth the percentage ownership of each of the Class A limited partners of AAP and the resulting economic interest of each such limited partner and the holders of the AAP Management Units as a group, in each case as of February 15, 2016:

Name of Owner and Address (in the case of Owners of more than 5%)	Percentage Ownership of Plains AAP, L.P. Class A LP Interest	Economic Interest in Plains AAP, L.P. (1)
Plains GP Holdings, L.P. 333 Clay Street, Suite 1600 Houston, TX 77002	42.5%	40.6%
EMG Investment, LLC 811 Main, Suite 4200 Houston, TX 77002	19.5%	18.6%
KAFU Holdings, L.P. and Affiliates 1800 Avenue of the Stars, 3rd Floor Los Angeles, CA 90067	13.0%	12.4%
Oxy Holding Company (Pipeline), Inc. 5 Greenway Plaza Houston, TX 77046	12.8%	12.2%
PAA Management, L.P. (2)	3.5%	3.3%
Strome PAA, L.P. and Affiliate	2.9%	2.8%
Windy, L.L.C.	2.9%	2.7%
Lynx Holdings I, LLC	1.4%	1.3%
Various Individual Investors (3)	1.5%	1.5%
AAP Management Unitholders (4)	—	4.6%

(1)                                     AAP owns a 100% member interest in PAA GP LLC, which owns our 2% general partner interest. AAP has pledged its member interest, as well as its interest in our incentive distribution rights, as security for its obligations under the Second Amended and Restated Credit Agreement dated as of September 26, 2013 among AAP, Citibank, N.A. and the lenders party thereto (as amended, the “Plains AAP Credit Agreement”). A default by AAP under the Plains AAP Credit Agreement could result in a change in control of our general partner.

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

(3)                                     Includes certain current and former members of management who have converted AAP Management Units into AAP units and PAGP Class B shares.

(4)                                     Represents a profits interest in AAP in the form of AAP Management Units owned by certain members of management.  On January 1, 2016, a significant number of AAP Management Units vested and a portion thereof was converted into AAP units and PAGP Class B shares.  Additionally, a portion of the resulting AAP units and PAGP Class B shares was exchanged for PAGP Class A shares.  As a result of such conversions and exchanges as well as open market purchases, as of February 15, 2016, Named Executive Officers and executive officers as a group owned the following AAP Management Units, AAP units and PAGP Class A shares (other than Mr. Armstrong, none of our directors own any AAP Management Units):

Name of Owner	AAP Management Units	AAP Units	PAGP Class A Shares
Greg L. Armstrong	10,425,791	—	1,200,000
Harry N. Pefanis	7,319,344	—	489,065
Wilfred (Willie) C. Chiang	1,000,000	—	200,000
Al Swanson	—	—	2,445,189
W. David Duckett	1,930,961	—	2,345,327
John vonBerg	—	—	3,423,264
All executive officers as a group	22,239,965	2,689,707	11,814,477

Equity Compensation Plan Information

The following table sets forth certain information with respect to our equity compensation plans as of December 31, 2015. For a description of these plans, see Item 13. “Certain Relationships and Related Transactions, and Director Independence—Equity-Based Long-Term Incentive Plans.”

Plan Category	Number of Units to be Issued upon Exercise/Vesting of Outstanding Options, Warrants and Rights (a)		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Units Remaining Available for Future Issuance under Equity Compensation Plans (c)
Equity compensation plans approved by unitholders: 2013 Long Term Incentive Plan	2,539,451	(1)	N/A	(2)	9,588,454	(1)(3)

Equity compensation plans not approved by unitholders: PNG Successor LTIP	334,082	(4)	N/A	(2)	847,972	(3)(4)

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

Item 13.  Certain Relationships and Related Transactions, and Director Independence

For a discussion of director independence, see Item 10. “Directors and Executive Officers of Our General Partner and Corporate Governance.”

Our General Partner

Our operations and activities are managed, and our officers and personnel are employed, by our general partner (or, in the case of our Canadian operations, Plains Midstream Canada). We do not pay our general partner a management fee, but we do reimburse our general partner for all expenses incurred on our behalf (other than expenses related to the AAP Management Units). Total costs reimbursed by us to our general partner for the year ended December 31, 2015 were approximately $648 million.

Our general partner owns the 2% general partner interest and all of the incentive distribution rights (“IDRs”). In addition to distributions on its 2% general partner interest, our general partner is entitled to receive incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly distribution provisions, generally our general partner is entitled, without duplication and except for the agreed upon adjustments discussed below, to 2% of amounts we distribute up to $0.2250 ($0.90 annualized) per unit, 15% of amounts we distribute in excess of $0.2250 ($0.90 annualized) per unit, 25% of the amounts we distribute in excess of $0.2475 ($0.99 annualized) per unit and 50% of amounts we distribute in excess of $0.3375 ($1.35 annualized) per unit. Our general partner’s incentive distributions were reduced by approximately $15 million, $23 million and $22 million in 2013, 2014 and 2015, respectively. These reductions were agreed to in connection with the BP NGL Acquisition and the PNG Merger. In addition, our general partner has agreed to reduce the amount of its incentive distributions by $5 million per quarter in 2016 and $3.75 million per quarter thereafter.  In connection with our January 2016 Preferred Unit offering, our general partner agreed to further modify its IDRs such that when the Preferred Units convert into common units, the IDRs associated with the resulting common units will only participate in distribution growth above $2.80 per converted common unit.  Assuming all Preferred Units convert into common units, this modification represents a permanent incentive distribution reduction of approximately $90 million per year (excluding the impact of any distributions that are paid-in-kind through December 31, 2017 under the terms of the Preferred Units).

The following table illustrates the allocation of aggregate distributions at different per-unit levels, excluding the effect of the incentive distribution reductions (dollars in thousands):

Annual LP Distribution Per Unit	Distribution to LP Unitholders(1)	Distribution to GP(1)(2)	Total Distribution(1)(2)	GP % of Total Distribution
$0.90	$360,000	$7,347	$367,347	2.0%
$0.99	$396,000	$13,700	$409,700	3.3%
$1.35	$540,000	$61,700	$601,700	10.3%
$2.80	$1,120,000	$641,700	$1,761,700	36.4%
$2.90	$1,160,000	$681,700	$1,841,700	37.0%
$3.00	$1,200,000	$721,700	$1,921,700	37.6%

(1)                                       Assumes 400,000,000 units outstanding.  The actual number of units outstanding as of December 31, 2015 was 397,727,624.  An increase in the number of units outstanding would increase both the distribution to unitholders and the distribution to the general partner for any given level of distribution per unit.

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

As of December 31, 2015, grants of approximately 3,055,551 and 360,359 unvested phantom units were outstanding under the 2013 Plan and PNG Successor Plan, respectively, and approximately 9,588,454 and 847,972 remained available for future grant, respectively. The compensation committee or board of directors may, in the future, make additional grants under the Plans to employees and directors containing such terms as the compensation committee or board of directors shall determine, including DERs with respect to phantom units. DERs entitle the grantee to a cash payment, either while the award is outstanding or upon vesting, equal to any cash distributions paid on a unit while the award is outstanding.

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

AAP Management Units

In August 2007, the owners of AAP authorized the creation and issuance of AAP Management Units and authorized the compensation committee of GP LLC to issue grants of AAP Management Units to create long-term incentives for our management. The entire economic burden of the AAP Management Units, which are equity classified, is borne solely by AAP and does not impact our cash or units outstanding. We are not obligated to reimburse AAP for any costs attributable to the AAP Management Units, and any distributions made on the AAP Management Units will not reduce the amount of cash available for distribution to our unitholders. Each AAP Management Unit represents a “profits interest” in AAP, which entitles the holder to participate in future profits and losses from operations, current distributions from operations, and an interest in future appreciation or depreciation in AAP’s asset values. Up to 52,125,935 AAP Management Units are authorized for issuance. As of December 31, 2015, 50,722,830 AAP Management Units were issued and outstanding.  On January 1, 2016, a significant portion of the outstanding AAP Management Units vested and a portion of such vested AAP Management Units has been converted into AAP units and PAGP Class B shares.  As a result, as of February 15, 2016, the number of AAP Management Units outstanding was 31,878,821.

The outstanding AAP Management Units are subject to restrictions on transfer and generally become “earned” (entitled to receive a portion of the distributions that would otherwise be paid to holders of AAP units) in percentage increments when the annualized quarterly distributions on our common units equal or exceed certain thresholds.  Upon achievement of these performance thresholds (or, in some cases, within six months thereafter), the AAP Management Units will be entitled to their proportionate share of all quarterly cash distributions made by AAP in excess of $11 million per quarter (as adjusted for debt service costs and excluding special distributions funded by debt). Assuming all authorized AAP Management Units are issued, the maximum participation would be approximately 8% of the amount in excess of $11 million per quarter, as adjusted. As of February 15, 2016, approximately 93% of the outstanding AAP Management Units had been earned or will be earned within 180 days.  The remaining AAP Management Units will be earned in 25% increments upon or six months after payment of annualized quarterly distributions ranging from $2.85 to $3.50 per unit.

To encourage retention following achievement of these performance benchmarks, AAP retained a call right to purchase any earned AAP Management Units at a discount to fair market value that is generally exercisable upon the termination of a holder’s employment with GP LLC and its affiliates (other than termination under certain circumstances such as a termination without cause or by the employee for good reason) prior to certain stated dates.  If a holder of an AAP Management Unit remains employed past such designated date (or prior to such date such holder is terminated without cause or quits for good reason), any earned units are no longer subject to the call right and are deemed to have “vested.”  As of January 1, 2016, AAP Management Units granted in 2007 and 2009 are no longer subject to such call right and have vested. The applicable vesting dates for the remaining AAP Management Unit grants range from January 1, 2017 for AAP Management Units granted in 2010 to January 1, 2023 for AAP Management Units granted in 2015. In order to encourage retention, the size of the discount to fair market value reflected in the potential call right purchase price decreases over time pursuant to a formula set forth in each AAP Management Unit grant agreement.  AAP Management Unit grants also provide that all earned AAP Management Units and a portion of any unearned and unvested AAP Management Units will vest upon a change of control. All earned AAP Management Units will also vest if AAP does not timely exercise its call right.

As long as the PAGP Class A shares are publicly traded, each vested AAP Management Unit may be converted into AAP units and a like number of PAGP Class B shares based on a conversion ratio calculated in accordance with the AAP limited partnership agreement (which conversion ratio will not be more than one-to-one and was approximately 0.940 AAP units and PAGP Class B shares for each AAP Management Unit as of February 15, 2016).  Following any such conversion, the resulting AAP units and PAGP Class B shares are exchangeable for PAGP Class A shares on a one-for-one basis as provided in the AAP limited partnership agreement. As of February 15, 2016, approximately 44.9 million AAP Management Units had vested, of which 18.8 million have been converted into 17.7 million AAP units and PAGP Class B shares.  A portion of the resulting AAP units and PAGP Class B shares were subsequently exchanged for an aggregate of 11.4 million PAGP Class A shares.

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

Pursuant to the Administrative Agreement, all of PAGP’s officers and other personnel necessary for its business to function (to the extent not out-sourced) are employed by GP LLC, and AAP pays GP LLC an annual fee for general and administrative services performed on behalf of PAGP. During 2015, the annual fee paid by AAP to GP LLC totaled $1.5 million.  This fee is subject to adjustment on an annual basis based on the Consumer Price Index. The fee is also subject to adjustment if a material event occurs that impacts the general and administrative services provided to PAGP, such as acquisitions, entering into new lines of business or changes in laws, regulations, listing requirements or accounting rules.

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

Transactions with Related Persons

In January 2016, we sold approximately 61.0 million unregistered Series A Convertible Preferred Units (the “Preferred Units”) in a private placement offering to a group of purchasers that included affiliates of EnCap, KAFU and EMG.  Net proceeds of the sale, after deducting offering expenses and a transaction fee due to the purchasers and including our general partner’s 2% equity contribution, were approximately $1.6 billion.

In connection with the closing of our private placement of Preferred Units, we entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with the purchasers of the Preferred Units relating to the registered resale of the common units issuable upon conversion of the Preferred Units. Pursuant to the Registration Rights Agreement, we are required to file or cause to be filed a registration statement for such registered resale and are required to cause the registration statement to become effective no later than two years after the closing. In certain circumstances, the holders of registrable securities (as defined in the Registration Rights Agreement) will have piggyback registration rights on offerings initiated by other holders, and certain purchasers will have rights to request an underwritten offering as described in the Registration Rights Agreement. Holders of registrable securities will cease to have registration rights under the Registration Rights Agreement on the later of (i) the fourth anniversary of the date on which all Preferred Units have been converted into common units pursuant to our partnership agreement and (ii) the earlier of (x) the date on which such holder is no longer an “affiliate” as such term is defined in Rule 144 promulgated under the Securities Act of 1933, as amended, and (y) the tenth anniversary of the closing.

During 2015, we recognized sales and transportation and storage revenues of approximately $0.9 billion from companies affiliated with Occidental. During 2015, we also purchased approximately $41 million of petroleum products from companies affiliated with Occidental. These transactions were conducted at posted tariff rates or prices that we believe approximate market. A portion of these transactions was conducted under a crude oil buy/sell agreement that includes a multi-year minimum volume commitment.  These amounts do not include revenues from unconsolidated equity investments.

During 2015, we recognized sales and transportation and storage revenues of approximately $38 million from companies affiliated with EMG.  During 2015, we also purchased approximately $165 million of oil from companies affiliated with EMG. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

During 2015, we purchased approximately $17.5 million of oil from companies owned and controlled by funds managed by KACALP. We pay the same amount per barrel to these companies that we pay to other producers in the area.

An employee in our marketing department is the son of Phil Kramer, one of our executive officers.  Mr. Kramer’s son’s total compensation for 2015 (which amount includes the grant date fair value of LTIPs awarded to him on terms consistent with all eligible employees) was approximately $284,000.

An employee with our Canadian operations is the son of W. David Duckett, one of our executive officers.  Mr. Duckett’s son’s total compensation for 2015 (which amount includes the grant date fair value of LTIPs awarded to him on terms consistent with all eligible employees) was approximately $501,000.

Another employee with our Canadian operations is the daughter of W. David Duckett, one of our executive officers.  Mr. Duckett’s daughter’s total compensation for 2015 (which amount includes the grant date fair value of LTIPs awarded to her on terms consistent with all eligible employees) was approximately $129,000.

An employee in our facilities department is the son of John vonBerg, one of our executive officers.  Mr. vonBerg’s son’s total compensation for 2015 (which amount includes the grant date fair value of LTIPs awarded to him on terms consistent with all eligible employees) was approximately $120,000.

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

Item 14.  Principal Accountant Fees and Services

The following table details the aggregate fees billed for professional services rendered by our independent auditor for services provided to us and to our subsidiaries (in millions):

	Year Ended December 31,
	2015	2014
Audit fees (1)	$4.6	$4.4
Audit-related fees (2)	0.1	0.1
Tax fees (3)	1.5	1.8
Total	$6.2	$6.3

(1)                                     Audit fees include those related to (a) our annual audit (including internal control evaluation and reporting); (b) the audit of certain joint ventures of which we are the operator, and (c) work performed on our registration of publicly held debt and equity.

(2)                                     Audit-related fees are for an audit of our benefit plan.

(3)                                     Tax fees are related to tax processing as well as the preparation of Forms K-1 for our unitholders and international tax planning work associated with the structure of our Canadian investment.

Pre-Approval Policy

As discussed above, we have an audit committee that reviews our external financial reporting, engages our independent auditors and reviews the adequacy of our internal accounting controls. All services provided by our independent auditor are subject to pre-approval by our audit committee. The audit committee has instituted policies that describe certain pre-approved non-audit services.  We believe that the descriptions of services are designed to be sufficiently detailed as to particular services provided, such that (i) management is not required to exercise judgment as to whether a proposed service fits within the description and (ii) the audit committee knows what services it is being asked to pre-approve. The audit committee is informed of each engagement of the independent auditor to provide services under the respective policy. All services provided by our independent auditor during the years ended December 31, 2015 and 2014 were approved in advance by our audit committee.

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

February 25, 2016

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

February 25, 2016

	By:	/s/ Chris Herbold
Chris Herbold,
Vice President —Accounting and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)
February 25, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Greg L. Armstrong	Chairman of the Board, Chief Executive Officer and Director of Plains All American GP LLC (Principal Executive Officer)	February 25, 2016
Greg L. Armstrong

/s/ Harry N. Pefanis	President and Chief Operating Officer of Plains All American GP LLC	February 25, 2016
Harry N. Pefanis

/s/ Al Swanson	Executive Vice President and Chief Financial Officer of Plains All American GP LLC (Principal Financial Officer)	February 25, 2016
Al Swanson

/s/ Chris Herbold	Vice President—Accounting and Chief Accounting Officer of Plains All American GP LLC (Principal Accounting Officer)	February 25, 2016
Chris Herbold

/s/ Bernard Figlock	Director of Plains All American GP LLC	February 25, 2016
Bernard Figlock

/s/ Everardo Goyanes	Director of Plains All American GP LLC	February 25, 2016
Everardo Goyanes

/s/ Gary R. Petersen	Director of Plains All American GP LLC	February 25, 2016
Gary R. Petersen

/s/ John T. Raymond	Director of Plains All American GP LLC	February 25, 2016
John T. Raymond

/s/ Robert V. Sinnott	Director of Plains All American GP LLC	February 25, 2016
Robert V. Sinnott

/s/ J. Taft Symonds	Director of Plains All American GP LLC	February 25, 2016
J. Taft Symonds

/s/ Christopher M. Temple	Director of Plains All American GP LLC	February 25, 2016
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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Partnership’s internal control over financial reporting. Based on that evaluation, management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2015.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on Page F-3.

/s/ Greg L. Armstrong
Greg L. Armstrong
Chairman of the Board, Chief Executive Officer and Director of Plains All American GP LLC
(Principal Executive Officer)

/s/ Al Swanson
Al Swanson
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

February 25, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors of the General Partner and Unitholders of

Plains All American Pipeline, L.P.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of comprehensive income, of changes in accumulated other comprehensive income/(loss), of changes in partners’ capital, and of cash flows present fairly, in all material respects, the financial position of Plains All American Pipeline, L.P. and its subsidiaries at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements and on the Partnership’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 25, 2016

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in millions, except unit data)

	December 31,	December 31,
	2015	2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$27	$403
Trade accounts receivable and other receivables, net	1,785	2,615
Inventory	916	891
Other current assets	241	270
Total current assets	2,969	4,179

PROPERTY AND EQUIPMENT	15,654	14,178
Accumulated depreciation	(2,180)	(1,906)
Property and equipment, net	13,474	12,272

OTHER ASSETS
Goodwill	2,405	2,465
Investments in unconsolidated entities	2,027	1,735
Linefill and base gas	898	930
Long-term inventory	129	186
Other long-term assets, net	386	431
Total assets	$22,288	$22,198

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,038	$2,986
Short-term debt	999	1,287
Other current liabilities	370	482
Total current liabilities	3,407	4,755

LONG-TERM LIABILITIES
Senior notes, net of unamortized discounts and debt issuance costs	9,698	8,699
Other long-term debt	677	5
Other long-term liabilities and deferred credits	567	548
Total long-term liabilities	10,942	9,252

COMMITMENTS AND CONTINGENCIES (NOTE 16)

PARTNERS’ CAPITAL
Common unitholders (397,727,624 and 375,107,793 units outstanding, respectively)	7,580	7,793
General partner	301	340
Total partners’ capital excluding noncontrolling interests	7,881	8,133
Noncontrolling interests	58	58
Total partners’ capital	7,939	8,191
Total liabilities and partners’ capital	$22,288	$22,198

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in millions, except per unit data)

	Year Ended December 31,
	2015	2014	2013
REVENUES
Supply and Logistics segment revenues	$21,927	$42,114	$40,692
Transportation segment revenues	697	774	701
Facilities segment revenues	528	576	856
Total revenues	23,152	43,464	42,249

COSTS AND EXPENSES
Purchases and related costs	19,726	39,500	38,465
Field operating costs	1,454	1,456	1,322
General and administrative expenses	278	325	359
Depreciation and amortization	432	384	365
Total costs and expenses	21,890	41,665	40,511

OPERATING INCOME	1,262	1,799	1,738

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	183	108	64
Interest expense (net of capitalized interest of $57, $48 and $38, respectively)	(432)	(348)	(313)
Other income/(expense), net	(7)	(2)	1

INCOME BEFORE TAX	1,006	1,557	1,490
Current income tax expense	(84)	(71)	(100)
Deferred income tax (expense)/benefit	(16)	(100)	1

NET INCOME	906	1,386	1,391
Net income attributable to noncontrolling interests	(3)	(2)	(30)
NET INCOME ATTRIBUTABLE TO PAA	$903	$1,384	$1,361

NET INCOME PER COMMON UNIT (NOTE 3):
Net income attributable to common unitholders - Basic	$305	$878	$960
Basic weighted average common units outstanding	394	367	341
Basic net income per common unit	$0.78	$2.39	$2.82

Net income attributable to common unitholders - Diluted	$305	$878	$961
Diluted weighted average common units outstanding	396	369	343
Diluted net income per common unit	$0.77	$2.38	$2.80

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(in millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$906	$1,386	$1,391
Other comprehensive loss	(614)	(370)	(177)
Comprehensive income	292	1,016	1,214
Comprehensive income attributable to noncontrolling interests	(3)	(2)	(30)
Comprehensive income attributable to PAA	$289	$1,014	$1,184

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN ACCUMULATED

OTHER COMPREHENSIVE INCOME/(LOSS)

(in millions)

	Derivative	Translation
	Instruments	Adjustments	Total
Balance at December 31, 2012	$(120)	$200	$80

Reclassification adjustments	(66)	—	(66)
Deferred gain on cash flow hedges, net of tax	109	—	109
Currency translation adjustments	—	(220)	(220)
2013 Activity	43	(220)	(177)
Balance at December 31, 2013	$(77)	$(20)	$(97)

Reclassification adjustments	4	—	4
Deferred loss on cash flow hedges, net of tax	(86)	—	(86)
Currency translation adjustments	—	(288)	(288)
2014 Activity	(82)	(288)	(370)
Balance at December 31, 2014	$(159)	$(308)	$(467)

Reclassification adjustments	(45)	—	(45)
Deferred gain on cash flow hedges, net of tax	1	—	1
Currency translation adjustments	—	(570)	(570)
2015 Activity	(44)	(570)	(614)
Balance at December 31, 2015	$(203)	$(878)	$(1,081)

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in millions)

	Year Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$906	$1,386	$1,391
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	432	384	365
Equity-indexed compensation expense	27	98	116
Inventory valuation adjustments	117	289	7
Deferred income tax expense/(benefit)	16	100	(1)
Settlement of terminated interest rate hedging instruments	(48)	(7)	8
Equity earnings in unconsolidated entities	(183)	(108)	(64)
Distributions from unconsolidated entities	214	105	54
Other	(21)	24	4
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable and other	803	1,177	(186)
Inventory	(90)	(129)	134
Accounts payable and other current liabilities	(829)	(1,315)	126
Net cash provided by operating activities	1,344	2,004	1,954

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired (Note 7)	(105)	(1,098)	(28)
Investments in unconsolidated entities (Note 7)	(253)	(158)	(133)
Additions to property, equipment and other	(2,079)	(1,932)	(1,613)
Cash paid for purchases of linefill and base gas	(133)	(161)	(122)
Proceeds from sales of assets	5	28	200
Other investing activities	35	25	43
Net cash used in investing activities	(2,530)	(3,296)	(1,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under senior secured hedged inventory facility (Note 9)	300	—	(660)
Net repayments under senior unsecured revolving credit facility (Note 9)	—	—	(92)
Net repayments under PNG credit agreement	—	—	(382)
Net borrowings/(repayments) under commercial paper program (Note 9)	631	(366)	1,110
Proceeds from the issuance of senior notes (Note 9)	998	2,595	699
Repayments of senior notes (Note 9)	(549)	—	(250)
Net proceeds from the sale of common units (Note 10)	1,099	848	465
Contributions from general partner	23	18	25
Distributions paid to common unitholders (Note 10)	(1,081)	(934)	(791)
Distributions paid to general partner (Note 10)	(590)	(473)	(369)
Other financing activities	(17)	(31)	(36)
Net cash provided by/(used in) financing activities	814	1,657	(281)

Effect of translation adjustment on cash	(4)	(3)	(3)

Net increase/(decrease) in cash and cash equivalents	(376)	362	17
Cash and cash equivalents, beginning of period	403	41	24
Cash and cash equivalents, end of period	$27	$403	$41

Cash paid for:
Interest, net of amounts capitalized	$396	$334	$305
Income taxes, net of amounts refunded	$50	$159	$37

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL

(in millions)

				Partners’ Capital
				Excluding		Total
	Common Unitholders		General	Noncontrolling	Noncontrolling	Partners’
	Units	Amount	Partner	Interests	Interests	Capital
Balance at December 31, 2012	335.3	$6,388	$249	$6,637	$509	$7,146

Net income	—	967	394	1,361	30	1,391
Distributions	—	(791)	(369)	(1,160)	(49)	(1,209)
Sale of common units	8.6	468	9	477	—	477
Other comprehensive loss	—	(173)	(4)	(177)	—	(177)
PNG Merger (Note 10)	14.7	465	10	475	(463)	12
Other	0.5	25	6	31	32	63
Balance at December 31, 2013	359.1	$7,349	$295	$7,644	$59	$7,703

Net income	—	884	500	1,384	2	1,386
Distributions	—	(934)	(473)	(1,407)	(3)	(1,410)
Sale of common units	15.4	848	18	866	—	866
Other comprehensive loss	—	(362)	(8)	(370)	—	(370)
Other	0.6	8	8	16	—	16
Balance at December 31, 2014	375.1	$7,793	$340	$8,133	$58	$8,191

Net income	—	314	589	903	3	906
Distributions	—	(1,081)	(590)	(1,671)	(3)	(1,674)
Sale of common units	22.1	1,099	22	1,121	—	1,121
Other comprehensive loss	—	(602)	(12)	(614)	—	(614)
Other	0.5	57	(48)	9	—	9
Balance at December 31, 2015	397.7	$7,580	$301	$7,881	$58	$7,939

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains All American Pipeline, L.P. (“PAA”) is a Delaware limited partnership formed in 1998. Our operations are conducted directly and indirectly through our primary operating subsidiaries. As used in this Form 10-K and unless the context indicates otherwise, the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAA and its subsidiaries.

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

Our 2% general partner interest is held by PAA GP LLC, a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP LLC, AAP also owns all of our incentive distribution rights (“IDRs”). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole member of GP LLC, and at December 31, 2015, owned an approximate 38% limited partner interest in AAP.

GP LLC manages our operations and activities and employs our domestic officers and personnel. Our Canadian officers and personnel are employed by our subsidiary, Plains Midstream Canada ULC (“PMC”). References to our “general partner,” as the context requires, include any or all of PAA GP LLC, AAP and GP LLC.

Definitions

Additional defined terms are used in the following notes and shall have the meanings indicated below:

AOCI	=	Accumulated other comprehensive income/(loss)
Bcf	=	Billion cubic feet
Btu	=	British thermal unit
CAD	=	Canadian dollar
CERCLA	=	Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended
DERs	=	Distribution equivalent rights
EBITDA	=	Earnings before interest, taxes, depreciation and amortization
EPA	=	United States Environmental Protection Agency
FASB	=	Financial Accounting Standards Board
GAAP	=	Generally accepted accounting principles in the United States
ICE	=	Intercontinental Exchange
IDR	=	Incentive distribution right
IPO	=	Initial public offering
LTIP	=	Long-term incentive plan
Mcf	=	Thousand cubic feet
MLP	=	Master limited partnership
MQD	=	Minimum quarterly distribution
NGL	=	Natural gas liquids, including ethane, propane and butane
NYMEX	=	New York Mercantile Exchange
NYSE	=	New York Stock Exchange
Oxy	=	Occidental Petroleum Corporation or its subsidiaries
PLA	=	Pipeline loss allowance
PNG	=	PAA Natural Gas Storage, L.P.
RCRA	=	Federal Resource Conservation and Recovery Act, as amended
USD	=	United States dollar
WTI	=	West Texas Intermediate

Basis of Consolidation and Presentation

The accompanying financial statements and related notes present and discuss our consolidated financial position as of December 31, 2015 and 2014, and the consolidated results of our operations, cash flows, changes in partners’ capital, comprehensive income and changes in accumulated other comprehensive income/(loss) for the years ended December 31, 2015, 2014 and 2013. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications do not affect net income attributable to PAA. The accompanying consolidated financial statements include the accounts of PAA and all of its wholly owned subsidiaries and those entities that it controls.

The Consolidated Statement of Changes in Partners’ Capital for the period ended December 31, 2015 includes an adjustment of $50 million to correct the misclassifications in prior periods of amounts allocated between our common unitholders and general partner.  We have assessed the impact of the misclassification on current and prior periods and have determined the impacts are not material in any period.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. We make significant estimates with respect to (i) purchases and sales accruals, (ii) estimated fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, (iii) fair value of derivatives, (iv) accruals and contingent liabilities, (v) equity-indexed compensation plan accruals, (vi) property and equipment, depreciation expense and asset retirement obligations, (vii) allowance for doubtful accounts and (viii) inventory valuations. Although we believe these estimates are reasonable, actual results could differ from these estimates.

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

Minimum Volume Commitments.  We have certain agreements that require counterparties to deliver, transport or throughput a minimum volume over an agreed upon period.  Some of these agreements include make-up rights if the minimum volume is not met. At December 31, 2015, counterparty deficiencies associated with agreements that include minimum volume commitments totaled $33 million.

We record a receivable from the counterparty in the period that services are provided or when the transaction occurs, including amounts for deficiency obligations from counterparties associated with minimum volume commitments.  If a counterparty has a make-up right associated with a deficiency, we defer the revenue attributable to the counterparty make-up right and subsequently recognize the revenue at the earlier of when the deficiency volume is delivered or shipped, when the make-up right expires or when it is determined that the counterparty’s ability to utilize the make-up right is remote.

As of December 31, 2015 and 2014, we had deferred revenue associated with minimum volume commitments of $17 million and $4 million, respectively. In addition to the amounts recorded as deferred revenue, as of December 31, 2015, there was $16 million of accrued deficiencies for which the counterparties had not met their contractual minimum commitments, but we had not yet billed or collected such amounts.

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

Field Operating Costs and General and Administrative Expenses

Field operating costs consist of various field operating expenses, including fuel and power costs (including the impact of gains and losses from derivative related activities), telecommunications, payroll and benefit costs (including equity-indexed compensation expense) for truck drivers and field and other operations personnel, third-party trucking transportation costs for our U.S. crude oil operations, maintenance and integrity management costs, regulatory compliance, environmental remediation, insurance, vehicle leases, and property taxes. General and administrative expenses consist primarily of payroll and benefit costs (including equity-indexed compensation expense), certain information systems and legal costs, office rent, contract and consultant costs and audit and tax fees.

Foreign Currency Transactions/Translation

Certain of our subsidiaries use the Canadian dollar as their functional currency. Assets and liabilities of subsidiaries with a Canadian dollar functional currency are translated at period-end rates of exchange, and revenues and expenses are translated at average exchange rates prevailing for each month. The resulting translation adjustments are made directly to a separate component of other comprehensive income, which is reflected in Partners’ Capital on our Consolidated Balance Sheets.

Certain of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities’ respective functional currencies. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are included in the Consolidated Statements of Operations. The revaluation of foreign currency transactions and monetary assets and liabilities resulted in a net gain of $21 million for the year ended December 31, 2015, a net loss of $13 million for the year ended December 31, 2014 and a net gain of $1 million for the year ended December 31, 2013.

Cash and Cash Equivalents

Cash and cash equivalents consist of all unrestricted demand deposits and funds invested in highly liquid instruments with original maturities of three months or less and typically exceed federally insured limits. We periodically assess the financial condition of the institutions where these funds are held and believe that our credit risk is minimal.

In accordance with our policy, outstanding checks are classified as accounts payable rather than negative cash. As of December 31, 2015 and 2014, accounts payable included $60 million and $94 million, respectively, of outstanding checks that were reclassified from cash and cash equivalents.

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

The sustained decrease in commodity prices since late 2014 has caused liquidity issues throughout the energy industry, which in turn has increased the potential credit risks associated with certain counterparties with which we do business. To mitigate credit risk related to our accounts receivable, we utilize a rigorous credit review process. We closely monitor market conditions to make a determination with respect to the amount, if any, of open credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of advance cash payments, standby letters of credit or parental guarantees. As of December 31, 2015 and 2014, we had received $88 million and $180 million, respectively, of advance cash payments from third parties to mitigate credit risk. We also received $36 million and $198 million as of December 31, 2015 and 2014, respectively, of standby letters of credit to support obligations due from third parties, a portion of which applies to future business. The decrease in standby letters of credit and advance cash payments from third parties as of December 31, 2015 compared to December 31, 2014 was largely due to a decrease in exposure to various customers requiring letters of credit. Additionally, in an effort to mitigate credit risk, a significant portion of our transactions with counterparties are settled on a net-cash basis. Furthermore, we also enter into netting agreements (contractual agreements that allow us to offset receivables and payables with those counterparties against each other on our balance sheet) for a majority of such arrangements.

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At December 31, 2015 and 2014, substantially all of our trade accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled $4 million at both December 31, 2015 and 2014. Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

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

A small portion of our contractual or regulatory obligations is related to assets that are inactive or that we plan to take out of service and, although the ultimate timing and costs to settle these obligations are not known with certainty, we have recorded a reasonable estimate of these obligations. We have estimated that the fair value of these obligations was $35 million and $36 million, respectively, at December 31, 2015 and 2014.

Fair Value Measurements

Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment, which affects the placement of assets and liabilities within the fair value hierarchy levels. The determination of the fair values includes not only the credit standing of the counterparties involved and the impact of credit enhancements (such as cash deposits and letters of credit) but also the impact of our nonperformance risk on our liabilities. The fair value of our commodity derivatives, interest rate derivatives and foreign currency derivatives includes adjustments for credit risk. Our credit adjustment methodology uses market observable inputs and requires judgment. There were no changes to any of our valuation techniques during the period. See Note 11 for further discussion.

Income Allocation

Net income for partners’ capital presentation purposes is allocated to our general partner and common unitholders in accordance with their respective partnership percentages, after giving effect to priority income allocations for incentive distributions, if any, to our general partner (the holder of the IDRs pursuant to our partnership agreement), which are declared and paid following the close of each quarter. For purposes of determining basic and diluted net income per common unit, income is allocated pursuant to the two-class method for MLPs as prescribed in FASB guidance. See Note 3 for additional information.

Other Significant Accounting Policies

See the respective footnotes for our accounting policies regarding (i) net income per common unit, (ii) inventory, linefill and base gas and long-term inventory, (iii) property and equipment, (iv) goodwill, (v) investments in unconsolidated entities, (vi) other long-term assets, net, (vii) derivatives and risk management activities, (viii) income taxes, (ix) equity-indexed compensation and (x) legal and environmental matters.

Recent Accounting Pronouncements

In November 2015, the FASB issued guidance to simplify the balance sheet classification of deferred taxes by requiring that deferred tax liabilities and assets be classified as noncurrent. This guidance is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted, and may be applied prospectively or retrospectively to all periods presented. We early adopted this guidance during the fourth quarter of 2015, with prospective application. Prior period amounts presented have not been retrospectively adjusted. Our adoption did not have a material impact on our financial position, results of operations or cash flows.

In September 2015, the FASB issued guidance to simplify the accounting for measurement-period adjustments for provisional amounts recognized in a business combination by eliminating the requirement for an acquirer to retrospectively account for measurement-period adjustments. Under the updated guidance, the acquirer must recognize adjustments in the reporting period in which the adjustment amounts are determined and the effect on earnings as a result of the change to the provisional amounts must be calculated as if the accounting had been completed at the acquisition date. This guidance will become effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and must be applied prospectively. We adopted this guidance on January 1, 2016. Our adoption did not have a material impact on our financial position, results of operations or cash flows.

In July 2015, the FASB issued guidance to simplify the measurement of inventory. This updated guidance requires entities to measure inventory at the lower of cost and net realizable value; however, inventory measured using last-in, first-out and the retail inventory method is unchanged by this update. This guidance will become effective for interim and annual periods beginning after December 15, 2016, with prospective application required. Early adoption is permitted, including adoption in an interim period. We expect to adopt this guidance on January 1, 2017, and we do not anticipate that our adoption will have a material impact on our financial position, results of operations or cash flows.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs in entities’ financial statements. This updated guidance requires entities to present certain debt issuance costs as a direct deduction from the related debt liability, consistent with debt discounts. Additionally, amortization of debt issuance costs is required to be reported as interest expense. This guidance became effective for interim and annual periods beginning after December 15, 2015, with retrospective application required for all prior periods presented and early adoption permitted. We early adopted this guidance during the fourth quarter of 2015 and have retroactively adjusted all prior period information presented in this Form 10-K. Our adoption of this guidance resulted in the reclassification of $58 million of unamortized debt issuance costs from “Other long-term assets, net” to “Senior notes, net of unamortized discounts and debt issuance costs” in our accompanying Consolidated Balance Sheet as of December 31, 2014. Additionally, for the years ended December 31, 2014 and 2013, we reclassified $8 million and $10 million, respectively, from “Depreciation and amortization” to “Interest expense, net” in our accompanying Consolidated Statement of Operations related to the presentation of the amortization of debt issuance costs. Our adoption of this guidance did not impact our Consolidated Statements of Comprehensive Income, Cash Flows or Changes in Partners’ Capital.

In February 2015, the FASB issued guidance that revises the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. All legal entities are subject to reevaluation under the revised consolidation model. Among other things, this guidance (i) modifies the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, (ii) eliminates the presumption that a general partner should consolidate a limited partnership and (iii) affects the consolidation analysis of reporting entities that are involved with variable interest entities, particularly those that have fee arrangements and related party relationships. This guidance will become effective for interim and annual periods beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. We adopted this guidance on January 1, 2016. Our adoption did not have a material impact on our financial position, results of operations or cash flows.

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

Note 3—Net Income Per Common Unit

Basic and diluted net income per common unit is determined pursuant to the two-class method for MLPs as prescribed in FASB guidance. The two-class method is an earnings allocation formula that is used to determine earnings to our general partner, common unitholders and participating securities according to distributions pertaining to the current period’s net income and participation rights in undistributed earnings.  Under this method, all earnings are allocated to our general partner, common unitholders and participating securities based on their respective rights to receive distributions, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective.

We calculate basic and diluted net income per common unit by dividing net income attributable to PAA (after deducting the amount allocated to the general partner’s interest, IDRs and participating securities) by the basic and diluted weighted-average number of common units outstanding during the period.  Participating securities include LTIP awards that have vested DERs, which entitle the grantee to a cash payment equal to the cash distribution paid on our outstanding common units.

Diluted net income per common unit is computed based on the weighted-average number of common units plus the effect of dilutive potential common units outstanding during the period using the two-class method.  Our LTIP awards that contemplate the issuance of common units are considered dilutive unless (i) vesting occurs only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. LTIP awards that are deemed to be dilutive are reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. See Note 15 for a complete discussion of our LTIP awards including specific discussion regarding DERs.

The following table sets forth the computation of basic and diluted net income per common unit for the periods indicated (in millions, except per unit data):

	Year Ended December 31,
	2015	2014	2013
Basic Net Income per Common Unit
Net income attributable to PAA	$903	$1,384	$1,361
Less: Distributions to general partner (1)	(608)	(502)	(392)
Less: Distributions to participating securities (1)	(6)	(6)	(5)
Less: Undistributed (earnings)/loss allocated to general partner and participating securities (1)	16	2	(4)
Net income attributable to common unitholders in accordance with application of the two-class method for MLPs	$305	$878	$960

Basic weighted average common units outstanding	394	367	341

Basic net income per common unit	$0.78	$2.39	$2.82

Diluted Net Income per Common Unit
Net income attributable to PAA	$903	$1,384	$1,361
Less: Distributions to general partner (1)	(608)	(502)	(392)
Less: Distributions to participating securities (1)	(6)	(6)	(5)
Less: Undistributed (earnings)/loss allocated to general partner and participating securities (1)	16	2	(3)
Net income attributable to common unitholders in accordance with application of the two-class method for MLPs	$305	$878	$961

Basic weighted average common units outstanding	394	367	341
Effect of dilutive securities: Weighted average LTIP units	2	2	2
Diluted weighted average common units outstanding	396	369	343

Diluted net income per common unit	$0.77	$2.38	$2.80

(1)                                     We calculate net income attributable to common unitholders based on the distributions pertaining to the current period’s net income.  After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings, if any, are allocated to the general partner, common unitholders and participating securities in accordance with the contractual terms of our partnership agreement and as further prescribed under the two-class method.

Pursuant to the terms of our partnership agreement, the general partner’s incentive distribution is limited to a percentage of available cash, which, as defined in our partnership agreement, is net of reserves deemed appropriate.  As such, IDRs are not allocated undistributed earnings or distributions in excess of earnings in the calculation of net income per common unit.  If, however, undistributed earnings were allocated to our IDRs beyond amounts distributed to them under the terms of our partnership agreement, basic and diluted net income per common unit as reflected in the table above would be impacted as follows:

	Year Ended December 31,
	2015	2014	2013
Basic net income per common unit impact	$—	$—	$(0.20)

Diluted net income per common unit impact	$—	$—	$(0.20)

Note 4—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory primarily consists of crude oil, NGL and natural gas in pipelines, storage facilities and railcars that are valued at the lower of cost or market, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Consolidated Statements of Operations. During the years ended December 31, 2015, 2014 and 2013, we recorded charges of $117 million, $289 million and $7 million, respectively, related to the writedown of our crude oil, NGL and natural gas inventory due to declines in prices. In addition, the charges recorded during the year ended December 31, 2014 included the writedown of our natural gas inventory that was purchased in conjunction with managing natural gas storage deliverability requirements during the extended period of severe cold weather in the first quarter of 2014. A portion of these adjustments was offset by the recognition of gains on derivative instruments being utilized to hedge the future sales of our crude oil and NGL inventory. Substantially all of such gains were recorded to “Supply and Logistics segment revenues” in our accompanying Consolidated Statement of Operations. See Note 11 for discussion of our derivative and risk management activities.

Linefill and base gas and minimum working inventory requirements in assets we own are recorded at historical cost and consist of crude oil, NGL and natural gas. We classify as linefill or base gas (i) our proportionate share of barrels used to fill a pipeline that we own such that when an incremental barrel is pumped into or enters a pipeline it forces product out at another location, (ii) barrels that represent the minimum working requirements in tanks and caverns that we own and (iii) natural gas required to maintain the minimum operating pressure of natural gas storage facilities we own. Linefill and base gas carrying amounts are reviewed for impairment in accordance with FASB guidance with respect to accounting for the impairment or disposal of long-lived assets. Carrying amounts that are not expected to be recoverable through future cash flows are written down to estimated fair value. See Note 5 for further discussion regarding impairment of long-lived assets.  During 2015, 2014 and 2013, we did not recognize any impairments of linefill and base gas, but we did recognize gains of less than $1 million, $8 million and $7 million, respectively, on the sale of linefill and base gas for proceeds of $1 million, $24 million and $40 million, respectively.

Minimum working inventory requirements in third-party assets and other working inventory in our assets that are needed for our commercial operations are included within specific inventory pools in inventory (a current asset) in determining the average cost of operating inventory. At the end of each period, we reclassify the inventory not expected to be liquidated within the succeeding twelve months out of inventory, at the average cost of the applicable inventory pools, and into long-term inventory, which is reflected as a separate line item in “Other assets” on our Consolidated Balance Sheets.

Inventory, linefill and base gas and long-term inventory consisted of the following as of the dates indicated (barrels and natural gas volumes in thousands and carrying value in millions):

	December 31, 2015				December 31, 2014
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	16,345	barrels	$608	$37.20	6,465	barrels	$304	$47.02
NGL	13,907	barrels	218	$15.68	13,553	barrels	454	$33.50
Natural gas	22,080	Mcf	53	$2.40	32,317	Mcf	102	$3.16
Other	N/A		37	N/A	N/A		31	N/A
Inventory subtotal			916				891

Linefill and base gas
Crude oil	12,298	barrels	713	$57.98	11,810	barrels	744	$63.00
NGL	1,348	barrels	44	$32.64	1,212	barrels	52	$42.90
Natural gas	30,812	Mcf	141	$4.58	28,612	Mcf	134	$4.68
Linefill and base gas subtotal			898				930

Long-term inventory
Crude oil	3,417	barrels	106	$31.02	2,582	barrels	136	$52.67
NGL	1,652	barrels	23	$13.92	1,681	barrels	50	$29.74
Long-term inventory subtotal			129				186

Total			$1,943				$2,007

(1)                                     Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

Note 5—Property and Equipment

In accordance with our capitalization policy, expenditures made to expand the existing operating and/or earnings capacity of our assets are capitalized. We also capitalize certain costs directly related to the construction of such assets, including related internal labor costs, engineering costs and interest costs. For the years ended December 31, 2015, 2014 and 2013, capitalized interest was $57 million, $48 million and $38 million, respectively. We also capitalize expenditures for the replacement of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. Repair and maintenance expenditures incurred in order to maintain the day to day operation of our existing assets are expensed as incurred.

Property and equipment, net is stated at cost and consisted of the following as of the dates indicated (in millions):

	Estimated Useful	December 31,
	Lives (Years)	2015	2014
Pipelines and related facilities	10 - 70	$8,395	$7,003
Storage, terminal and rail facilities	30 - 70	5,012	4,853
Trucking equipment and other	3 - 15	392	198
Construction in progress	—	1,217	1,545
Office property and equipment	2 - 50	196	156
Land and other	N/A	442	423
		15,654	14,178
Accumulated depreciation		(2,180)	(1,906)
Property and equipment, net		$13,474	$12,272

We calculate our depreciation using the straight-line method, based on estimated useful lives and salvage values of our assets. Depreciation expense for the years ended December 31, 2015, 2014  and 2013 was $380 million, $319 million and $259 million, respectively. We also classify gains and losses on sales of assets and asset impairments as a component of “Depreciation and amortization” in our Consolidated Statements of Operations. See “Impairment of Long-Lived Assets” below for a discussion of our policy for the recognition of asset impairments.

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

We did not recognize any impairments during the year ended December 31, 2015. During the years ended December 31, 2014 and 2013, we recognized impairments of $10 million and $20 million, respectively, primarily related to assets that were taken out of service.

Note 6—Goodwill

Goodwill represents the future economic benefits arising from assets acquired in a business combination that are not individually identified and separately recognized.

In accordance with FASB guidance, we test goodwill to determine whether an impairment has occurred at least annually (as of June 30) and on an interim basis if it is more likely than not that a reporting unit’s fair value is less than its carrying value. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by segment management. Our reporting units are our operating segments. FASB guidance requires a two-step, quantitative approach to testing goodwill for impairment; however, we may first assess certain qualitative factors to determine whether it is necessary to perform the two-step goodwill impairment test. We did not elect to apply this qualitative assessment during our 2015 annual goodwill impairment test, but proceeded directly to the two-step, quantitative test. In Step 1, we compare the fair value of the reporting unit with the respective book values, including goodwill, by using an income approach based on a discounted cash flow analysis. This approach requires us to make long-term forecasts of future revenues, expenses and other expenditures. Those forecasts require the use of various assumptions and estimates, the most significant of which are net revenues (total revenues less purchases and related costs), operating expenses, general and administrative expenses and the weighted average cost of capital. Fair value of the reporting units is determined using significant unobservable inputs, or Level 3 inputs in the fair value hierarchy. When the fair value is greater than book value, then the reporting unit’s goodwill is not considered impaired. If the book value is greater than fair value, then we proceed to Step 2. In Step 2, we compare the implied fair value of the reporting unit’s goodwill to the book value. A goodwill impairment loss is recognized if the carrying amount exceeds its fair value.

Through Step 1 of our annual testing of goodwill for potential impairment, which also includes a sensitivity analysis regarding the excess of our reporting unit’s fair value over book value, we determined that the fair value of each reporting unit was substantially greater than its respective book value; therefore, goodwill was not considered impaired. We did not recognize any material impairments of goodwill during the last three years.

As of December 31, 2015, as a result of industry conditions, we considered qualitative factors to determine whether a triggering event had occurred, which would require that a Step 1 impairment test be performed as of the end of the year. A triggering event is a determination that it is more likely than not that the fair value of any reporting unit was less than its carrying value. Based on our assessment, we concluded that a triggering event had not occurred as of December 31, 2015. However, significant negative variances in the assumptions and estimates utilized in our forecasts, such as a continued decline in petroleum commodity prices or a sustained multi-year low petroleum commodity price environment that results in lower volumes and cash flows or further increases in our weighted average cost of capital assumption, could result in reporting unit carrying values in excess of fair values.

Goodwill by segment and changes in goodwill is reflected in the following table (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2013	$878	$1,162	$463	$2,503
Acquisitions	—	1	—	1
Foreign currency translation adjustments	(24)	(11)	(4)	(39)
Balance at December 31, 2014	$854	$1,152	$459	$2,465
Acquisitions (1)	3	8	—	11
Foreign currency translation adjustments	(42)	(19)	(10)	(71)
Other	—	(54)	54	—
Balance at December 31, 2015	$815	$1,087	$503	$2,405

(1)                                     Goodwill is recorded at the acquisition date based on a preliminary fair value determination. This preliminary goodwill balance may be adjusted when the fair value determination is finalized.

Note 7—Investments in Unconsolidated Entities

Investments in entities over which we have significant influence but not control are accounted for by the equity method. We do not consolidate any part of the assets or liabilities of our equity investees. Our share of net income or loss is reflected as one line item on our Consolidated Statements of Operations entitled “Equity earnings in unconsolidated entities” and will increase or decrease, as applicable, the carrying value of our investments in unconsolidated entities on our Consolidated Balance Sheets. In addition, as applicable, we include a proportionate share of our equity method investees’ unrealized gains and losses in other comprehensive income on our Consolidated Balance Sheets. We also adjust our investment balances in these investees by the like amount. We evaluate our equity investments for impairment in accordance with FASB guidance with respect to the equity method of accounting for investments in common stock. An impairment of an equity investment results when factors indicate that the investment’s fair value is less than its carrying value and the reduction in value is other than temporary in nature.

Our investments in the following entities are accounted for under the equity method of accounting:

Entity	Type of Operation	Our Ownership Interest
Settoon Towing, LLC	Barge Transportation Services	50%
BridgeTex Pipeline Company, LLC (“BridgeTex”)	Crude Oil Pipeline	50%
Caddo Pipeline LLC (“Caddo”) (1)	Crude Oil Pipeline (2)	50%
Diamond Pipeline LLC (“Diamond”) (1)	Crude Oil Pipeline (2)	50%
Eagle Ford Pipeline LLC	Crude Oil Pipeline	50%
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Terminals”) (1)	Crude Oil Terminal and Dock (2)	50%
Frontier Pipeline Company	Crude Oil Pipeline	50%
Saddlehorn Pipeline Company, LLC (“Saddlehorn”) (1)	Crude Oil Pipeline (2)	40%
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%
Butte Pipe Line Company	Crude Oil Pipeline	22%

(1)                                     Our initial investment in the entity occurred in 2015.

(2)                                     Asset is currently under construction by the entity and has not yet been placed in service.

In November 2014, we acquired a 50% interest in BridgeTex from Oxy. BridgeTex owns a 300,000 barrel-per-day crude oil pipeline that extends from Colorado City in West Texas to a crude oil terminal in East Houston, which we believe is complementary to our existing West Texas assets. We paid cash of $1.088 billion, including working capital adjustments of $13 million, for our interest in BridgeTex.

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

We generally fund our portion of development, construction or capital expansion projects of our equity method investees through capital contributions. Our contributions to these entities increase the carrying value of our investments and are reflected in our Consolidated Statements of Cash Flows as cash used in investing activities. During the years ended December 31, 2015, 2014 and 2013, we made cash contributions of $253 million, $158 million and $133 million, respectively, to certain of our equity method investees. The contributions amount for 2015 is net of $53 million of cash received as a return of our investment. We anticipate that we will make additional contributions related to ongoing projects at Diamond, Saddlehorn, Eagle Ford Terminals and Caddo over the next several years.

Our investments in unconsolidated entities exceeded our share of the underlying equity in the net assets of such entities by $760 million and $763 million at December 31, 2015 and 2014, respectively. Such basis differences are included in the carrying values of our investments on our Consolidated Balance Sheets. The portion of the basis differences attributable to depreciable or amortizable assets is amortized on a straight-line basis over the estimated useful life of the related assets, which reduces “Equity earnings in unconsolidated entities” on our Consolidated Statements of Operations. The portion of the basis differences attributable to goodwill is not amortized. The basis difference is primarily related to our acquisition of an interest in BridgeTex.

Summarized Financial Information of Unconsolidated Entities

Combined summarized financial information for all of our unconsolidated entities is shown in the tables below (in millions):

	December 31,
	2015	2014
Current assets	$365	$184
Noncurrent assets	$2,901	$2,303
Current liabilities	$231	$142
Noncurrent liabilities	$184	$222

	Year Ended December 31,
	2015	2014	2013
Revenues	$769	$531	$344
Operating income	$441	$301	$181
Net income	$424	$285	$172

Note 8—Other Long-Term Assets, Net

Other long-term assets, net of accumulated amortization, consisted of the following as of the dates indicated (in millions):

	December 31,
	2015	2014
Intangible assets	$610	$644
Fair value of derivative instruments	9	27
Other	94	61
	713	732
Accumulated amortization	(327)	(301)
	$386	$431

Amortization expense for finite-lived intangible assets for the years ended December 31, 2015, 2014 and 2013 was $49 million, $57 million and $85 million, respectively.

Intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. Our intangible assets that have finite lives consisted of the following as of the dates indicated (in millions):

		December 31, 2015			December 31, 2014
	Estimated Useful		Accumulated			Accumulated
	Lives (Years)	Cost	Amortization	Net	Cost	Amortization	Net
Customer contracts and relationships	1 – 20	$537	$(301)	$236	$565	$(277)	$288
Property tax abatement	7 – 13	38	(22)	16	38	(18)	20
Other agreements	25 – 70	28	(4)	24	33	(4)	29
Emission reduction credits (1)	N/A	7	—	7	8	—	8
		$610	$(327)	$283	$644	$(299)	$345

(1)                                     Emission reduction credits, once surrendered in exchange for environmental permits, are finite-lived.

We estimate that our amortization expense related to finite-lived intangible assets for the next five years will be as follows (in millions):

2016	$44
2017	$41
2018	$36
2019	$33
2020	$31

Note 9—Debt

Debt consisted of the following as of the dates indicated (in millions):

	December 31,	December 31,
	2015	2014
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 1.1% and 0.46%, respectively (1)	$696	$734
Senior secured hedged inventory facility, bearing a weighted-average interest rate of 1.4% (1)	300	—
Senior notes:
5.25% senior notes due June 2015	—	150
3.95% senior notes due September 2015	—	400
Other	3	3
Total short-term debt	999	1,287

LONG-TERM DEBT
Senior notes:
5.88% senior notes due August 2016 (2)	175	175
6.13% senior notes due January 2017	400	400
6.50% senior notes due May 2018	600	600
8.75% senior notes due May 2019	350	350
2.60% senior notes due December 2019	500	500
5.75% senior notes due January 2020	500	500
5.00% senior notes due February 2021	600	600
3.65% senior notes due June 2022	750	750
2.85% senior notes due January 2023	400	400
3.85% senior notes due October 2023	700	700
3.60% senior notes due November 2024	750	750
4.65% senior notes due October 2025	1,000	—
6.70% senior notes due May 2036	250	250
6.65% senior notes due January 2037	600	600
5.15% senior notes due June 2042	500	500
4.30% senior notes due January 2043	350	350
4.70% senior notes due June 2044	700	700
4.90% senior notes due February 2045	650	650
Unamortized discounts and debt issuance costs	(77)	(76)
Senior notes, net of unamortized discounts and debt issuance costs	9,698	8,699
Commercial paper notes, bearing a weighted-average interest rate of 1.1% (2)	672	—
Other	5	5
Total long-term debt	10,375	8,704
Total debt (3)	$11,374	$9,991

(1)                                     We classified these commercial paper notes and credit facility borrowings as short-term at December 31, 2015 and 2014, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.

(2)                                    As of December 31, 2015, we have classified our $175 million, 5.88% senior notes due August 2016 and a portion of our commercial paper notes as long-term based on our ability and intent to refinance such amounts on a long-term basis under our credit agreements.

(3)                                    Our fixed-rate senior notes (including current maturities) had a face value of approximately $9.8 billion and $9.3 billion as of December 31, 2015 and 2014, respectively. We estimated the aggregate fair value of these notes as of December 31, 2015 and 2014 to be approximately $8.6 billion and $9.9 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near year end. We estimate that the carrying value of outstanding borrowings under our credit facilities and commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for our senior notes, credit facilities and commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Commercial Paper Program

We have a commercial paper program under which we may issue (and have outstanding at any time) up to $3.0 billion in the aggregate of privately placed, unsecured commercial paper notes. Such notes are backstopped by our senior unsecured revolving credit facility and our senior secured hedged inventory facility; as such, any borrowings under our commercial paper program reduce the available capacity under these facilities.

Credit Facilities

Senior secured hedged inventory facility. Our senior secured hedged inventory facility has a committed borrowing capacity of $1.4 billion, of which $400 million is available for the issuance of letters of credit. Subject to obtaining additional or increased lender commitments, the committed amount of the facility may be increased to $1.9 billion. Proceeds from the facility are primarily used to finance purchased or stored hedged inventory, including NYMEX and ICE margin deposits. Such obligations under the committed facility are secured by the financed inventory and the associated accounts receivable and are repaid from the proceeds of the sale of the financed inventory. Borrowings accrue interest based, at our election, on either the Eurocurrency Rate or the Base Rate, in each case plus a margin based on our credit rating at the applicable time. The agreement also provides for one or more one-year extensions, subject to applicable approval. In August 2015, we extended the maturity date of the facility to August 2018.

Senior unsecured revolving credit facility. Our senior unsecured revolving credit facility has a committed borrowing capacity of $1.6 billion and contains an accordion feature that enables us to increase the committed capacity to $2.1 billion, subject to obtaining additional or increased lender commitments. The credit agreement also provides for the issuance of letters of credit. Borrowings accrue interest based, at our election, on the Eurocurrency Rate, the Base Rate or the Canadian Prime Rate, in each case plus a margin based on our credit rating at the applicable time. The agreement also provides for one or more one-year extensions, subject to applicable approval. In August 2015, we extended the maturity date of the facility to August 2020.

Senior unsecured 364-day revolving credit facility. In January 2015, we entered into an agreement for a 364-day senior unsecured revolving credit facility with a borrowing capacity of $1.0 billion. In August 2015, we amended this agreement to extend the maturity date to August 2016. Borrowings accrue interest based, at our election, on either the Eurocurrency Rate or the Base Rate, as defined in the agreement, in each case plus a margin based on our credit rating at the applicable time.

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

Senior Notes Issuances

The table below summarizes our issuances of senior unsecured notes during 2015, 2014 and 2013 (in millions):

Year	Description	Maturity	Face Value	Interest Payment Dates
2015	4.65% Senior Notes issued at 99.846% of face value	October 2025	$1,000	April 15 and October 15

2014	2.60% Senior Notes issued at 99.813% of face value	December 2019	$500	June 15 and December 15
2014	4.90% Senior Notes issued at 99.876% of face value	February 2045	$650	February 15 and August 15
2014	3.60% Senior Notes issued at 99.842% of face value	November 2024	$750	May 1 and November 1
2014	4.70% Senior Notes issued at 99.734% of face value	June 2044	$700	June 15 and December 15

2013	3.85% Senior Notes issued at 99.792% of face value	October 2023	$700	April 15 and October 15

Senior Note Repayments

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

Maturities

The weighted average maturity of our long-term debt outstanding at December 31, 2015 was approximately 11 years. The following table presents the aggregate contractually scheduled maturities for the next five years and thereafter. The amounts presented exclude unamortized discounts and debt issuance costs.

Payment
Calendar Year	(in millions)
2016	$847
2017	400
2018	600
2019	850
2020	500
Thereafter	7,255

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

The credit agreements for our senior unsecured revolving credit facility, senior secured hedged inventory facility and senior unsecured 364-day revolving credit facility treat a change of control as an event of default and also require us to maintain a debt-to-EBITDA coverage ratio that, on a trailing four-quarter basis, will not be greater than 5.00 to 1.00 (or 5.50 to 1.00 on all outstanding debt during an acquisition period (generally, the period consisting of three fiscal quarters following an acquisition greater than $150 million)). For covenant compliance purposes, Consolidated EBITDA may include certain adjustments, including those for material projects and certain non-recurring expenses. Additionally, letters of credit and borrowings to fund hedged inventory and margin requirements are excluded when calculating the debt coverage ratio.

A default under our credit facilities would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with our credit agreements, our ability to make distributions of available cash is not restricted. As of December 31, 2015, we were in compliance with the covenants contained in our credit agreements and indentures.

Borrowings and Repayments

Total borrowings under our credit agreements and commercial paper program for the years ended December 31, 2015, 2014 and 2013 were approximately $62.2 billion, $70.9 billion and $31.0 billion, respectively. Total repayments under our credit agreements and commercial paper program were approximately $61.3 billion, $71.3 billion and $31.0 billion for the years ended December 31, 2015, 2014 and 2013, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase of crude oil, NGL and natural gas. These letters of credit are issued under the PAA senior unsecured revolving credit facility and the PAA senior secured hedged inventory facility, and our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil, NGL or natural gas is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions and construction activities. At December 31, 2015 and 2014, we had outstanding letters of credit of $46 million and $87 million, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of senior notes are recorded as a direct deduction from the related debt liability and are amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

Note 10—Partners’ Capital and Distributions

Units Outstanding

At December 31, 2015, Partners’ capital consisted of 397,727,624 common units outstanding, representing a 98% effective aggregate ownership interest in the Partnership and its subsidiaries after giving effect to the 2% general partner interest.

In January 2016, we completed the private placement of a newly authorized series of preferred units. See “Equity Offerings” below for additional information.

Distributions

We distribute 100% of our available cash within 45 days following the end of each quarter to unitholders of record and to our general partner. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter, less reserves established in the discretion of our general partner for future requirements.

General Partner Distributions. Our general partner is entitled to receive (i) distributions representing its 2% general partner interest and (ii) incentive distributions if the amount we distribute with respect to any quarter exceeds levels specified in our partnership agreement. Under the quarterly distribution provisions, the general partner is entitled, without duplication and except for the agreed upon adjustments discussed below, to 2% of amounts we distribute up to $0.2250 per unit, referred to as our MQD, 15% of amounts we distribute in excess of $0.2250 per unit, 25% of the amounts we distribute in excess of $0.2475 per unit and 50% of amounts we distribute in excess of $0.3375 per unit.

Per unit cash distributions on our outstanding common units and the portion of the distributions representing an excess over the MQD were as follows for the periods indicated:

	Year
	2015		2014		2013
		Excess		Excess		Excess
	Distribution (1)	over MQD	Distribution (1)	over MQD	Distribution (1)	over MQD
First Quarter	$0.6750	$0.4500	$0.6150	$0.3900	$0.5625	$0.3375
Second Quarter	$0.6850	$0.4600	$0.6300	$0.4050	$0.5750	$0.3500
Third Quarter	$0.6950	$0.4700	$0.6450	$0.4200	$0.5875	$0.3625
Fourth Quarter	$0.7000	$0.4750	$0.6600	$0.4350	$0.6000	$0.3750

(1)                                     Distributions represent those declared and paid in the applicable period shown.

During the years ended December 31, 2015, 2014 and 2013, our general partner’s incentive distributions were reduced by approximately $22 million, $23 million and $15 million, respectively. These reductions were agreed to in connection with the BP NGL Acquisition and the PNG Merger. In addition, our general partner has agreed to reduce the amount of its incentive distribution by $5.0 million per quarter in 2016 and $3.75 million per quarter thereafter. In connection with our January 2016 private placement of preferred units, as discussed further in “Equity Offerings” below, our general partner agreed to further modify its IDRs such that when the preferred units convert into common units, the IDRs associated with the resulting common units will only participate in distribution growth above an annualized distribution level of $2.80 per converted common unit.

The following table details distributions, net of reductions in our general partner’s incentive distributions, paid during the periods indicated (in millions, except per unit data):

	Distributions Paid			Distributions per
Year	Common Unitholders	General Partner	Total	common unit
2015	$1,081	$590	$1,671	$2.755
2014	$934	$473	$1,407	$2.550
2013	$791	$369	$1,160	$2.325

On January 12, 2016, we declared a cash distribution of $0.70 per unit on our outstanding common units. The distribution was paid on February 12, 2016 to unitholders of record on January 29, 2016, for the period October 1, 2015 through December 31, 2015. The total distribution paid was $433 million, with $278 million paid to our common unitholders and $155 million paid to our general partner for its 2% general partner and incentive distribution interests.

Equity Offerings

Common Unit Issuances. We have entered into several equity distribution agreements under our Continuous Offering Program, pursuant to which we may offer and sell, through sales agents, common units representing limited partner interests. In addition to our Continuous Offering Program, we may sell common units through overnight or underwritten offerings.

The following table summarizes our issuance of common units in connection with our Continuous Offering Program and underwritten offerings during the periods indicated (net proceeds in millions):

Year	Type of Offering	Units Issued	Net Proceeds (1)(2)
2015	Continuous Offering Program	1,133,904	$59	(3)
2015	Underwritten Offering	21,000,000	1,062
2015 Total		22,133,904	$1,121

2014 Total	Continuous Offering Program	15,375,810	$866	(3)

2013 Total	Continuous Offering Program	8,644,807	$477	(3)

(1)                                     Amounts are net of costs associated with the offerings.

(2)                                     Amounts include our general partner’s proportionate capital contributions of $22 million, $18 million and $9 million during 2015, 2014 and 2013, respectively.

(3)                                     We pay commissions to our sales agents in connection with common unit issuances under our Continuous Offering Program. We paid $1 million, $9 million and $5 million of such commissions during 2015, 2014 and 2013, respectively.

Preferred Unit Issuance. In January 2016, we completed the private placement of approximately 61.0 million Series A Convertible Preferred Units representing limited partner interests in us (the “preferred units”), for a cash purchase price of $26.25 per unit (the “Issue Price”), resulting in total net proceeds to us, after deducting offering expenses and the 2% transaction fee due to the purchasers and including our general partner’s proportionate capital contribution, of approximately $1.6 billion. Certain of the purchasers or their affiliates are related parties. See Note 14 for additional information.

The preferred units are a new class of equity security that ranks senior to all classes or series of our equity securities with respect to distribution rights and rights upon liquidation. The holders of the preferred units will receive quarterly distributions, subject to customary anti-dilution adjustments, equal to an annual rate of 8% of the Issue Price ($2.10 per unit annualized). Our general partner will be entitled to participate in distributions on the preferred units equal to its 2% interest. For a period of 30 days following (a) the fifth anniversary of the issue date of the preferred units and (b) each subsequent anniversary of the issue date, the holders of preferred units, acting by majority vote, may make a one-time election to reset the preferred unit distribution rate (the “Distribution Rate Reset”). If the holders of the preferred units have exercised the Distribution Rate Reset, then, at any time following 30 days after the sixth anniversary of the issue date of the preferred units, we may redeem all or any portion of the outstanding preferred units in exchange for cash, common units (valued at 95% of the volume-weighted average price of the common units for a trading day period specified in our partnership agreement) or a combination of cash and common units at a redemption price equal to 110% of the Issue Price, plus any accrued and unpaid distributions.

The purchasers may convert their preferred units, generally on a one-for-one basis and subject to customary anti-dilution adjustments, at any time after the second anniversary of the issuance date (or prior to a liquidation), in whole or in part, subject to certain minimum conversion amounts. We may convert the preferred units at any time (but not more often than once per quarter) after the third anniversary of the issuance date, in whole or in part, subject to certain minimum conversion amounts, if the closing price of our common units is greater than 150% of the Issue Price for the preceding 20 trading days. The preferred units will vote on an as-converted basis with our common units and will have certain other class voting rights with respect to any amendment to our partnership agreement that would adversely affect any rights, preferences or privileges of the preferred units. In addition, upon certain events involving a change of control, the holders of the preferred units may elect, among other potential elections, to convert the preferred units to common units at the then applicable conversion rate.

Noncontrolling Interests in Subsidiaries

As of December 31, 2015, noncontrolling interests in our subsidiaries consisted of a 25% interest in SLC Pipeline LLC.

PNG Merger

Prior to the PNG Merger, which was completed on December 31, 2013, we owned 100% of the outstanding subordinated units of PNG and approximately 46% of the 61.2 million outstanding common units of PNG. Under the terms of the PNG Merger Agreement, we issued 0.445 PAA common units for each outstanding PNG common unit (the “Merger Exchange Ratio”) held by unitholders other than us, plus cash in lieu of any fractional PAA common units otherwise issuable in the PNG Merger. Also in conjunction with the PNG Merger, our general partner agreed to reduce the amount of its incentive distributions. See “Distributions” above.

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

Note 11—Derivatives and Risk Management Activities

We identify the risks that underlie our core business activities and use risk management strategies to mitigate those risks when we determine that there is value in doing so.  Our policy is to use derivative instruments for risk management purposes and not for the purpose of speculating on hydrocarbon commodity (referred to herein as “commodity”) price changes.  We use various derivative instruments to (i) manage our exposure to commodity price risk, as well as to optimize our profits, (ii) manage our exposure to interest rate risk and (iii) manage our exposure to currency exchange rate risk.  Our commodity risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity.  Our interest rate and currency exchange rate risk management policies and procedures are designed to monitor our derivative positions and ensure that those positions are consistent with our objectives and approved strategies.  When we apply hedge accounting, our policy is to formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking the hedge.  This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed.  Both at the inception of the hedge and throughout the hedging relationship, we assess whether the derivatives employed are highly effective in offsetting changes in cash flows of anticipated hedged transactions.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities.  We use derivatives to manage the associated risks and to optimize profits.  As of December 31, 2015, net derivative positions related to these activities included:

•                  An average of 92,100 barrels per day net long position (total of 2.9 million barrels) associated with our crude oil purchases, which was unwound ratably during January 2016 to match monthly average pricing.

•                  A net short time spread position averaging 11,500 barrels per day (total of 5.6 million barrels), which hedges a portion of our anticipated crude oil lease gathering purchases through April 2017.

•                  An average of 8,000 barrels per day (total of 3.7 million barrels) of crude oil grade spread positions through December 2016. These derivatives allow us to lock in grade basis differentials.

•                  A net short position of 18.9 Bcf through May 2016 related to anticipated sales of natural gas inventory and base gas requirements.

•                  A net short position of 29.7 million barrels through January 2018 related to anticipated net sales of our crude oil and NGL inventory.

Pipeline Loss Allowance Oil — As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor that is intended to, among other things, offset losses due to evaporation, measurement and other losses in transit.  We utilize derivative instruments to hedge a portion of the anticipated sales of the allowance oil that is to be collected under our tariffs.  As of December 31, 2015, our material PLA hedges included a long call option position of approximately 1.6 million barrels through December 2018.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate).  In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products.  As of December 31, 2015, we had a long natural gas position of 5.7 Bcf through December 2016, a short propane position of 1.2 million barrels through December 2016, a short butane position of 0.4 million barrels through December 2016 and a short WTI position of 0.1 million barrels through December 2016. In addition, we had a long power position of 0.4 million megawatt hours, which hedges a portion of our power supply requirements at our Canadian natural gas processing and fractionation plants through December 2018.

Physical commodity contracts that meet the definition of a derivative but are ineligible, or not designated, for the normal purchases and normal sales scope exception are recorded on the balance sheet at fair value, with changes in fair value recognized in earnings. We have determined that substantially all of our physical commodity contracts qualify for the normal purchases and normal sales scope exception.

Interest Rate Risk Hedging

We use interest rate derivatives to hedge interest rate risk associated with anticipated and outstanding interest payments occurring as a result of debt issuances.  The derivative instruments we use to manage this risk consist of forward starting interest rate swaps and treasury locks.  As of December 31, 2015, AOCI includes deferred losses of $183 million that relate to open and terminated interest rate derivatives that were designated as cash flow hedges.  The terminated interest rate derivatives were cash-settled in connection with the issuance or refinancing of debt agreements.  The deferred loss related to these instruments is being amortized to interest expense over the terms of the hedged debt instruments.

We have entered into forward starting interest rate swaps to hedge the underlying benchmark interest rate related to forecasted interest payments through 2049. The following table summarizes the terms of our forward starting interest rate swaps as of December 31, 2015 (notional amounts in millions):

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

The following table summarizes activity related to terminated interest rate derivatives (all of which were designated as cash flow hedges) for the years ended December 31, 2015, 2014 and 2013 (notional amounts and cash received/(paid) in millions):

Hedged Transaction	Number and Types of Derivatives Terminated	Notional Amount	Cash Received/(Paid)	Average Rate Locked
August 2015 senior note issuance	10 forward starting swaps (30-year)	$250	$(31)	3.60%
August 2015 senior note issuance	7 forward starting swaps (30-year)	$250	$(21)	3.03%
April 2014 senior note issuance	5 treasury lock agreements	$250	$(7)	3.62%
August 2013 senior note issuance	5 forward starting swaps (30-year)	$125	$11	3.39%

Currency Exchange Rate Risk Hedging

Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use foreign currency derivatives to minimize the risk of unfavorable changes in exchange rates.  These instruments include foreign currency exchange contracts and forwards.

As of December 31, 2015, our outstanding foreign currency derivatives include derivatives we use to (i) hedge currency exchange risk associated with USD-denominated commodity purchases and sales in Canada and (ii) hedge currency exchange risk created by the use of USD-denominated commodity derivatives to hedge commodity price risk associated with CAD-denominated commodity purchases and sales.

The following table summarizes our open forward exchange contracts as of December 31, 2015 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2016	$150	$207	$1.00 - $1.38

Forward exchange contracts that exchange USD for CAD:
	2016	$219	$291	$1.00 - $1.33

Summary of Financial Impact

We record all open derivatives on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge accounting criteria are met.  For derivatives that qualify as cash flow hedges, changes in fair value of the effective portion of the hedges are deferred in AOCI and recognized in earnings in the periods during which the underlying physical transactions are recognized in earnings. Derivatives that do not qualify for hedge accounting and the portion of cash flow hedges that are not highly effective in offsetting changes in cash flows of the hedged items are recognized in earnings each period. Cash settlements associated with our derivative activities are classified within the same category as the related hedged item in our Consolidated Statements of Cash Flows.

A summary of the impact of our derivative activities recognized in earnings for the periods indicated is as follows (in millions):

	Year Ended December 31, 2015
Location of Gain/(Loss)	Derivatives in Hedging Relationships	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$56	$152	$208

Transportation segment revenues	—	8	8

Field operating costs	—	(18)	(18)

Interest Rate Derivatives

Interest expense	(11)	—	(11)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	(31)	(31)

Total Gain/(Loss) on Derivatives Recognized in Net Income	$45	$111	$156

	Year Ended December 31, 2014
Location of Gain/(Loss)	Derivatives in Hedging Relationships	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$(1)	$206	$205

Field operating costs	—	(21)	(21)

Interest Rate Derivatives

Interest expense	(5)	—	(5)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	(28)	(28)

Other income/(expense), net	2	—	2

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(4)	$157	$153

	Year Ended December 31, 2013
Location of Gain/(Loss)	Derivatives in Hedging Relationships	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$77	$(116)	$(39)

Facilities segment revenues	(11)	—	(11)

Field operating costs	—	8	8

Interest Rate Derivatives

Interest expense	(4)	—	(4)

Foreign Currency Derivatives

Other income/(expense), net	5	—	5

Total Gain/(Loss) on Derivatives Recognized in Net Income	$67	$(108)	$(41)

The following table summarizes the derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis as of December 31, 2015 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
	Location	Value	Location	Value
Derivatives designated as hedging instruments:
Commodity derivatives	Other current assets	$4	Other current assets	$(2)

Interest rate derivatives	Other long-term assets, net	1	Other current liabilities	(17)
			Other long-term liabilities and deferred credits	(33)
Total derivatives designated as hedging instruments		$5		$(52)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$265	Other current assets	$(35)
	Other long-term assets, net	10	Other long-term assets, net	(1)
			Other current liabilities	(13)
			Other long-term liabilities and deferred credits	(1)

Foreign currency derivatives			Other current liabilities	(8)
Total derivatives not designated as hedging instruments		$275		$(58)

Total derivatives		$280		$(110)

The following table summarizes the derivative assets and liabilities on our Consolidated Balance Sheets on a gross basis as of December 31, 2014 (in millions):

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

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists.  Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin.  Our exchange-traded derivatives are transacted through clearing brokerage accounts and are subject to margin requirements as established by the respective exchange.  On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin. As of December 31, 2015, we had a net broker payable of $156 million (consisting of initial margin of $91 million reduced by $247 million of variation margin that had been returned to us).  As of December 31, 2014, we had a net broker payable of $133 million (consisting of initial margin of $126 million reduced by $259 million of variation margin that had been returned to us).

The following table presents information about derivative financial assets and liabilities that are subject to offsetting, including enforceable master netting arrangements as of the dates indicated (in millions):

	December 31, 2015		December 31, 2014
	Derivative	Derivative	Derivative	Derivative
	Asset Positions	Liability Positions	Asset Positions	Liability Positions
Netting Adjustments:
Gross position - asset/(liability)	$280	$(110)	$493	$(384)
Netting adjustment	(38)	38	(262)	262
Cash collateral received	(156)	—	(133)	—
Net position - asset/(liability)	$86	$(72)	$98	$(122)

Balance Sheet Location After Netting Adjustments:
Other current assets	$76	$—	$71	$—
Other long-term assets, net	10	—	27	—
Other current liabilities	—	(38)	—	(91)
Other long-term liabilities and deferred credits	—	(34)	—	(31)
	$86	$(72)	$98	$(122)

As of December 31, 2015, there was a net loss of $203 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transaction or (ii) interest expense accruals associated with underlying debt instruments. Of the total net loss deferred in AOCI at December 31, 2015, we expect to reclassify a net loss of $3 million to earnings in the next twelve months. The remaining deferred loss of $200 million is expected to be reclassified to earnings through 2049. A portion of these amounts is based on market prices as of December 31, 2015; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The net deferred gain/(loss), including tax effects, recognized in AOCI for derivatives for the periods indicated was as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Commodity derivatives, net	$33	$15	$37
Interest rate derivatives, net	(32)	(103)	72
Foreign currency derivatives, net	—	2	—
Total	$1	$(86)	$109

At December 31, 2015 and December 31, 2014, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings.  Although we may be required to post margin on our cleared derivatives as described above, we do not require our non-cleared derivative counterparties to post collateral with us.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis as of the dates indicated (in millions):

	Fair Value as of December 31, 2015				Fair Value as of December 31, 2014
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$126	$90	$11	$227	$(85)	$261	$15	$191
Interest rate derivatives	—	(49)	—	(49)	—	(70)	—	(70)
Foreign currency derivatives	—	(8)	—	(8)	—	(12)	—	(12)
Total net derivative asset/(liability)	$126	$33	$11	$170	$(85)	$179	$15	$109

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

To the extent any transfers between levels of the fair value hierarchy occur, our policy is to reflect these transfers as of the beginning of the reporting period in which they occurred.

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 for the periods indicated (in millions):

	Year Ended December 31,
	2015	2014
Beginning Balance	$15	$(3)
Gains for the period included in earnings	1	—
Settlements	(14)	3
Derivatives entered into during the period	9	15
Ending Balance	$11	$15

Change in unrealized gains included in earnings relating to Level 3 derivatives still held at the end of the period	$10	$15

Note 12—Income Taxes

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

Pursuant to FASB guidance related to accounting for uncertainty in income taxes, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position and also the past administrative practices and precedents of the taxing authority. As of December 31, 2015 and 2014, we had not recognized any material amounts in connection with uncertainty in income taxes.

U.S. Federal and State Taxes

As an MLP, we are not subject to U.S. federal income taxes; rather the tax effect of our operations is passed through to our unitholders. Although we are subject to state income taxes in some states, the impact to the years ended December 31, 2015, 2014, and 2013 was immaterial.

Canadian Federal and Provincial Taxes

All of our Canadian operations are conducted by entities that are treated as corporations for Canadian tax purposes (flow through for U.S. tax purposes) and that are subject to Canadian federal and provincial taxes. Additionally, payments of interest and dividends from our Canadian entities to other Plains entities are subject to Canadian withholding tax that is treated as income tax expense.

Tax Components

Components of income tax expense for the periods indicated are as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Current income tax expense:
State income tax	$1	$1	$1
Canadian federal and provincial income tax	83	70	99
Total current income tax expense	$84	$71	$100

Deferred income tax expense/(benefit):
Canadian federal and provincial income tax	$16	$100	$(1)
Total deferred income tax expense/(benefit)	$16	$100	$(1)
Total income tax expense	$100	$171	$99

The difference between income tax expense based on the statutory federal income tax rate and our effective income tax expense is summarized for the periods indicated as follows (in millions):

	Year Ended December 31,
	2015	2014	2013
Income before tax	$1,006	$1,557	$1,490
Partnership earnings not subject to current Canadian tax	(773)	(976)	(1,187)
	$233	$581	$303
Canadian federal and provincial corporate tax rate	26%	25%	25%
Income tax at statutory rate	$61	$145	$76

Canadian withholding tax	$14	$16	$19
Canadian permanent differences and rate changes	24	9	3
State income tax	1	1	1
Total income tax expense	$100	$171	$99

Deferred tax assets and liabilities are aggregated by the applicable tax paying entity and jurisdiction and result from the following as of the dates indicated (in millions):

	December 31,
	2015	2014
Deferred tax assets:
Book accruals in excess of current tax deductions	$20	$29
Net operating losses	3	2
Total deferred tax assets	23	31

Deferred tax liabilities:
Derivative instruments	(30)	(71)
Property and equipment in excess of tax values	(312)	(322)
Other	(41)	(49)
Total deferred tax liabilities	(383)	(442)
Net deferred tax liabilities	$(360)	$(411)

Balance sheet classification of deferred tax assets/(liabilities):
Other long-term assets, net	$3	$2
Other current liabilities	—	(64)
Other long-term liabilities and deferred credits	(363)	(349)
	$(360)	$(411)

As of December 31, 2015, we had foreign net operating loss carryforwards of $11 million, which will expire beginning in 2034.

Generally, tax returns for our Canadian entities are open to audit from 2008 through 2015.  Our U.S. and state tax years are generally open to examination from 2012 to 2015.

Note 13—Major Customers and Concentration of Credit Risk

Marathon Petroleum Corporation and its subsidiaries accounted for 17%, 17% and 15% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively. ExxonMobil Corporation and its subsidiaries accounted for 13%, 15% and 13% of our revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Phillips 66 and its subsidiaries accounted for 11% of our revenues for the year ended December 31, 2013. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2015. The majority of revenues from these customers pertain to our supply and logistics operations. The sales to these customers occur at multiple locations and we believe that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that we would not be able to identify and access a replacement market at comparable margins.

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

Note 14—Related Party Transactions

Reimbursement of Expenses of Our General Partner and its Affiliates

We do not pay our general partner a management fee, but we do reimburse our general partner for all direct and indirect costs of services provided to us or incurred on our behalf, including the costs of employee, officer and director compensation and benefits allocable to us as well as all other expenses necessary or appropriate to the conduct of our business (other than expenses related to grants of AAP Management Units). We record these costs on the accrual basis in the period in which our general partner incurs them. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Total costs reimbursed by us to our general partner for the years ended December 31, 2015, 2014 and 2013 were $648 million, $598 million and $567 million, respectively.

Transactions with Oxy

As of December 31, 2015, Oxy owned approximately 13% of the limited partner interests in our general partner and had a representative on the board of directors of GP LLC. During the three years ended December 31, 2015, we recognized sales and transportation revenues and purchased petroleum products from Oxy. These transactions were conducted at posted tariff rates or prices that we believe approximate market. A portion of these transactions was conducted under a crude oil buy/sell agreement that includes a multi-year minimum volume commitment. The impact to our Consolidated Statements of Operations from those transactions is included below (in millions):

	Year Ended December 31,
	2015	2014	2013
Revenues	$866	$1,212	$1,309

Purchases and related costs (1)	$41	$925	$863

(1)                                     Purchases and related costs include crude oil buy/sell transactions that are accounted for as inventory exchanges and are presented net in our Consolidated Statements of Operations.

We currently have a netting arrangement with Oxy. Our gross receivable and payable amounts with Oxy on our Consolidated Balance Sheets were as follows as of the dates indicated (in millions):

	December 31,
	2015	2014
Trade accounts receivable and other receivables	$405	$489

Accounts payable	$363	$441

In November 2014, we purchased Oxy’s 50% interest in BridgeTex. See Note 7 for further discussion. Also in November 2014, Oxy exchanged a portion of its interest in our general partner for Class A shares of PAGP and immediately sold such shares through a secondary public offering completed by PAGP.

Transactions with Equity Method Investees

We also have transactions with companies in which we hold an investment accounted for under the equity method of accounting (see Note 7 for information related to these investments). We recorded revenues of $17 million, $3 million and $33 million during the years ended December 31, 2015, 2014 and 2013, respectively. During the three years ended December 31, 2015, we utilized transportation services and purchased petroleum products provided by these companies. Costs related to these services totaled $164 million, $75 million and $79 million for the years ended December 31, 2015, 2014 and 2013, respectively. These transactions were conducted at posted tariff rates or contracted rates or prices that we believe approximate market. Receivables from our equity method investees totaled $14 million at December 31, 2015 and less than $1 million at December 31, 2014. Accounts payable to our equity method investees were $25 million and $6 million at December 31, 2015 and 2014, respectively.

In addition, we have an agreement to transport crude oil at posted tariff rates on a pipeline that is owned by an equity method investee, in which we own a 50% interest.  Our commitment to transport is supported by crude oil buy/sell agreements with third parties (including Oxy) with commensurate quantities.

Preferred Unit Issuance

In January 2016, we completed a private placement of preferred units. Certain of the purchasers of the preferred units or their affiliates are related parties. Kayne Anderson Capital Advisors, L.P. and certain of its affiliates and an affiliate of The Energy Minerals Group hold ownership interests in our general partner. In addition, certain of the current directors of our general partner are affiliated with certain of the purchasers. See Note 10 for additional information.

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

At December 31, 2015, the following LTIP awards, denominated in PAA units, were outstanding (units in millions):

PAA	PAA	Probable Awards						Not Yet
LTIP Units	Distribution	Estimated Unit Vesting Date						Probable
Outstanding (1) (2)	Required (3)	2016	2017	2018	2019	Thereafter	Total	Awards (4)
6.9	$2.075-$3.300	1.9	1.5	1.0	0.8	0.5	5.7	1.2

(1)                                     Approximately 2.7 million of the 6.9 million outstanding PAA LTIP awards also include DERs, of which 2.4 million had vested as of December 31, 2015.

(2)                                     LTIP units outstanding do not include AAP Management Units.

(3)                                     These LTIP awards have performance conditions requiring the attainment of an annualized PAA distribution of between $2.075 and $3.30 and vest upon the later of a certain date or the attainment of such levels. If the performance conditions are not attained while the grantee remains employed by us, or the grantee does not meet employment requirements, these awards will be forfeited. For purposes of this disclosure, vesting dates are based on an estimate of future distribution levels and assume that all grantees remain employed by us through the vesting date. As of December 31, 2015, a distribution of $2.90 per unit was deemed probable of occurring in the reasonably foreseeable future (and was initially determined to be probable in the fourth quarter of 2014).

(4)                                     The achievement of the applicable performance conditions (distributions greater than $2.90 per unit) was not deemed to be probable as of December 31, 2015 and, therefore, no expense has been recognized related to these awards.

Our LTIP awards include both liability-classified and equity-classified awards. In accordance with FASB guidance regarding share-based payments, the fair value of liability-classified LTIP awards is calculated based on the closing market price of the underlying PAA unit at each balance sheet date and adjusted for the present value of any distributions that are estimated to occur on the underlying units over the vesting period that will not be received by the award recipients. The fair value of equity-classified LTIP awards is calculated based on the closing market price of the underlying PAA unit on the respective grant dates and adjusted for the present value of any distributions that are estimated to occur on the underlying units over the vesting period that will not be received by the award recipient. This fair value is recognized as compensation expense over the service period.

Our LTIP awards typically contain performance conditions based on the attainment of certain annualized distribution levels and vest upon the later of a certain date or the attainment of such levels.  For awards with performance conditions (such as distribution targets), expense is accrued over the service period only if the performance condition is considered probable of occurring.  When awards with performance conditions that were previously considered improbable become probable, we incur additional expense in the period that the probability assessment changes.  This is necessary to bring the accrued obligation associated with these awards up to the level it would be if we had been accruing for these awards since the grant date.  DER awards typically contain performance conditions based on the attainment of certain annualized distribution levels and become earned upon the attainment of such levels.  The DERs terminate with the vesting or forfeiture of the underlying LTIP award.  For liability-classified awards, we recognize DER payments in the period the payment is earned as compensation expense.  For equity-classified awards, we recognize DER payments in the period they are paid as a reduction of partners’ capital.

Our accrued liability at December 31, 2015 related to all outstanding liability-classified LTIP awards and DERs was $33 million, of which $20 million was classified as short-term and $13 million was classified as long-term. These short- and long-term accrued LTIP liabilities are reflected in “Accounts payable and accrued liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Consolidated Balance Sheets. These liabilities include accruals associated with our assessment that an annualized distribution of $2.90 per unit is probable of occurring in the reasonably foreseeable future (which was initially determined to be probable in the fourth quarter of 2014). At December 31, 2014, the accrued liability was $101 million, of which $57 million was classified as short-term and $44 million was classified as long-term.

Activity for LTIP awards under our equity-indexed compensation plans denominated in PAA and PNG units is summarized in the following table for the periods indicated (units in millions):

	PAA Units (1) (2)		PNG Units
		Weighted Average		Weighted Average
		Grant Date		Grant Date
	Units	Fair Value per Unit	Units	Fair Value per Unit
Outstanding at December 31, 2012	6.0	$25.55	0.9	$17.49
Granted	4.1	$47.60	0.4	$17.51
Vested (3)	(1.8)	$24.79	—	$18.88
Cancelled or forfeited (4)	(0.3)	$36.70	(0.3)	$21.62
Conversion of PNG unit-denominated awards into PAA unit-denominated awards (5)	0.4	$40.54	(1.0)	$16.41
Outstanding at December 31, 2013	8.4	$36.97	—	$—
Granted	1.2	$47.68
Vested	(1.9)	$25.49
Cancelled or forfeited	(0.4)	$40.14
Outstanding at December 31, 2014	7.3	$41.45
Granted	2.1	$28.76
Vested	(2.1)	$28.91
Cancelled or forfeited	(0.4)	$44.56
Outstanding at December 31, 2015	6.9	$41.23

(1)                                     Amounts do not include AAP Management Units.

(2)                                     Approximately 0.5 million, 0.6 million and 0.5 million PAA common units were issued, net of tax withholding of approximately 0.3 million, 0.3 million and 0.3 million units during 2015, 2014 and 2013, respectively, in connection with the settlement of vested awards. The remaining PAA awards (approximately 1.3 million, 1.0 million and 1.0 million units) that vested during 2015, 2014 and 2013, respectively, were settled in cash.

(3)                                     Less than 0.1 million PNG units vested during the year ended December 31, 2013.

(4)                                     The unvested portion of grants of PNG phantom unit awards other than those granted under the PNG 2010 LTIP was surrendered on December 31, 2013 in connection with the closing of the PNG Merger.

(5)                                     As a result of the PNG Merger on December 31, 2013, outstanding awards of PNG phantom units issued under the PNG 2010 LTIP were converted into comparable awards of PAA phantom units representing the right to receive PAA common units by applying the Merger Exchange Ratio to each outstanding PNG phantom unit and rounding down to the nearest PAA phantom unit for any fractions.

AAP Management Units

In August 2007, the owners of our general partner authorized the issuance of AAP Management Units (a profits interest) in order to provide additional long-term incentives and encourage retention for certain members of our senior management. AAP Management Units become earned in various increments upon the achievement of certain performance thresholds related to achievement of targeted distribution levels. As of December 31, 2015, 2.2 million AAP Management Units were unearned; however, these unearned AAP Management Units will become earned in 25% increments upon or 180 days after the achievement of annualized PAA distribution levels of between $2.85 and $3.50. When earned, the AAP Management Units are entitled to participate in distributions paid by our general partner in excess of $11 million (as adjusted for debt service costs and excluding special distributions funded by debt) per quarter. Up to approximately 52.1 million AAP Management Units are authorized for issuance. Assuming all 52.1 million AAP Management Units were granted and earned, the maximum participation would be approximately 8% of our general partner’s distribution in excess of $11 million (as adjusted) each quarter.

The following is a summary of activity of AAP Management Units for the periods indicated (in millions):

	Reserved for Future Grants	Outstanding	Outstanding Units Earned	Grant Date Fair Value of Outstanding AAP Management Units (1)
Balance at December 31, 2013	3.5	48.6	47.0	$51
Granted	(0.5)	0.5	—	13
Earned	N/A	N/A	0.8	N/A
Balance at December 31, 2014	3.0	49.1	47.8	$64
Granted	(1.6)	1.6	—	24
Earned	N/A	N/A	0.7	N/A
Balance at December 31, 2015	1.4	50.7	48.5	$88

(1)                                     Of the $88 million grant date fair value, $56 million had been recognized through December 31, 2015 on a cumulative basis. Of this amount, $1 million, $7 million and $5 million was recognized as expense during the years ended December 31, 2015, 2014 and 2013, respectively.

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

Other Consolidated Equity-Indexed Compensation Plan Information

We refer to all of the LTIPs and AAP Management Units collectively as our “equity-indexed compensation plans.” The table below summarizes the expense recognized and the value of vested LTIP awards (settled both in common units and cash) under our equity-indexed compensation plans and includes both liability-classified and equity-classified awards for the periods indicated (in millions):

	Year Ended December 31,
	2015	2014	2013
Equity-indexed compensation expense	$27	$98	$116
LTIP unit-settled vestings	$37	$53	$48
LTIP cash-settled vestings	$66	$53	$61
DER cash payments	$8	$8	$8

Based on the December 31, 2015 fair value measurement and probability assessment regarding future distributions, we expect to recognize $73 million of additional expense over the life of our outstanding awards related to the remaining unrecognized fair value. Actual amounts may differ materially as a result of a change in the market price of our units and/or probability assessments regarding future distributions. We estimate that the remaining fair value will be recognized in expense as shown below (in millions):

Year	Equity-Indexed Compensation Plan Fair Value Amortization (1) (2)
2016	$37
2017	21
2018	11
2019	3
2020	1
Total	$73

(1)                                     Amounts do not include fair value associated with awards containing performance conditions that are not considered to be probable of occurring at December 31, 2015.

(2)                                     Includes unamortized fair value associated with AAP Management Units.

Note 16—Commitments and Contingencies

Commitments

We have commitments, some of which are leases, related to real property, equipment and operating facilities. We also incur costs associated with leased land, rights-of-way, permits and regulatory fees. Future non-cancelable commitments related to these items at December 31, 2015, are summarized below (in millions):

	2016	2017	2018	2019	2020	Thereafter	Total
Leases (1)	$200	$184	$154	$128	$108	$427	$1,201
Other commitments (2)	150	152	133	127	129	487	1,178
Total	$350	$336	$287	$255	$237	$914	$2,379

(1)                                     Includes capital and operating leases as defined by FASB guidance. Lease expense for 2015, 2014 and 2013 was $164 million, $145 million and $132 million, respectively.

(2)                                     Primarily includes third-party storage and transportation agreements and pipeline throughput agreements, as well as approximately $930 million associated with an agreement to transport crude oil on a pipeline that is owned by an equity method investee, in which we own a 50% interest. Our commitment to transport is supported by crude oil buy/sell agreements with third parties (including Oxy) with commensurate quantities.

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

Environmental — General

Although over the course of the last several years we have made significant investments in our maintenance and integrity programs, and have hired additional personnel in those areas, we have experienced (and likely will experience future) releases of hydrocarbon products into the environment from our pipeline, rail, storage and other facility operations. These releases can result from accidents or from unpredictable man-made or natural forces and may reach surface water bodies, groundwater aquifers or other sensitive environments. Damages and liabilities associated with any such releases from our existing or future assets could be significant and could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

At December 31, 2015, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $185 million, of which $81 million was classified as short-term and $104 million was classified as long-term. At December 31, 2014, our estimated undiscounted reserve for environmental liabilities totaled $82 million, of which $13 million was classified as short-term and $69 million was classified as long-term. The short- and long-term environmental liabilities referenced above are reflected in “Accounts payable and accrued liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Consolidated Balance Sheets. At December 31, 2015 and 2014, we had recorded receivables totaling $161 million and $8 million, respectively, for amounts probable of recovery under insurance and from third parties under indemnification agreements, which are predominantly reflected in “Trade accounts receivable and other receivables, net” on our Consolidated Balance Sheets.

In some cases, the actual cash expenditures associated with these liabilities may not occur for three years or longer. Our estimates used in determining these reserves are based on information currently available to us and our assessment of the ultimate outcome. Among the many uncertainties that impact our estimates are the necessary regulatory approvals for, and potential modification of, our remediation plans, the limited amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing or future legal claims giving rise to additional liabilities. Therefore, although we believe that the reserve is adequate, actual costs incurred (which may ultimately include costs for contingencies that are currently not reasonably estimable or costs for contingencies where the likelihood of loss is currently believed to be only reasonably possible or remote) may be in excess of the reserve and may potentially have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015, we experienced a crude oil release from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California.  A portion of the released crude oil reached the Pacific Ocean at Refugio State Beach through a drainage culvert. Following the release, we shut down the pipeline and initiated our emergency response plan. A Unified Command, which includes the United States Coast Guard, the EPA, the California Office of Spill Prevention and Response and the Santa Barbara Office of Emergency Management, was established for the response effort. Clean-up and remediation operations with respect to impacted shoreline and other areas has been determined by the Unified Command to be complete, subject to continued shoreline monitoring. The cause of the release remains under investigation. Our current “worst case” estimate of the amount of oil spilled, representing the maximum volume of oil that we believed could have been spilled based on relevant facts, data and information, is approximately 2,935 barrels.

As a result of the Line 901 incident, several governmental agencies and regulators have initiated investigations into the Line 901 incident, various claims have been made against us and a number of lawsuits have been filed against us. We may be subject to additional claims, investigations and lawsuits, which could materially impact the liabilities and costs we currently expect to incur as a result of the Line 901 incident. Set forth below is a brief summary of actions and matters that are currently pending:

On May 21, 2015, we received a corrective action order from the United States Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the governmental agency that has jurisdiction over the operation of Line 901 as well as over a second stretch of pipeline extending from Gaviota Pump Station in Santa Barbara County to Emidio Pump Station in Kern County, California (Line 903), requiring us to shut down, purge, review, remediate and test Line 901. On June 3, 2015, the corrective action order was amended to require us to take additional corrective actions with respect to both Lines 901 and 903, and on November 13, 2015, the corrective action order was further amended to require the purge and shutdown of Line 903 between Gaviota and Pentland (as amended, the “CAO”). Among other requirements, the CAO also obligates us to conduct a root cause failure analysis with respect to Line 901 and present remedial work plans and restart plans to PHMSA prior to returning Line 901 and 903 to service; the CAO also imposes a pressure restriction on Line 903 and requires us to take other specified actions with respect to both Lines 901 and 903. We intend to continue to comply with the CAO and to cooperate with any other governmental investigations relating to or arising out of the release. Excavation and removal of the affected section of the pipeline was completed on May 28, 2015. No timeline has been established for the restart of Line 901 or Line 903. On February 17, 2016, PHMSA issued a Preliminary Factual Report of the Line 901 failure, which contains PHMSA’s preliminary findings regarding factual information about the events leading up to the accident and the technical analysis that has been conducted to date. By virtue of its statutory authority, PHMSA has the power and authority to impose fines and penalties on us and cause civil or criminal charges to be brought against us. While to date PHMSA has not imposed any such fines or penalties or pursued any such civil or criminal charges with respect to the Line 901 release, there can be no assurance that such fines or penalties will not be imposed upon us, or that such civil or criminal charges will not be brought against us, in the future.

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

In late May of 2015, on behalf of the EPA, the United States Attorney for the Department of Justice, Central District of California, Environmental Crimes Section (“DOJ”) began an investigation into whether there were any violations of federal criminal statutes in connection with the Line 901 incident, including potential violations of the federal Clean Water Act. We are cooperating with the DOJ’s investigation by responding to their requests for documents and access to our employees. The DOJ has already spoken to several of our employees and has expressed an interest in talking to other employees; consistent with the terms of our governing organizational documents, we are funding our employees’ defense costs, including the costs of separate counsel engaged to represent such individuals.  In addition to the DOJ, the California Attorney General’s Office and the District Attorney’s Office for the County of Santa Barbara are also investigating the Line 901 incident to determine whether any applicable state or local laws have been violated.  On August 26, 2015, we also received a Request for Information from the EPA relating to Line 901 and we are in the process of responding to such request. While to date no civil or criminal charges with respect to the Line 901 release have been brought against PAA or any of its affiliates, officers or employees by PHMSA, DOJ, EPA, California Attorney General or Santa Barbara County District Attorney, and no fines or penalties have been imposed by such governmental agencies, there can be no assurance that such fines or penalties will not be imposed upon us, our officers or our employees, or that such civil or criminal charges will not be brought against us, our officers or our employees in the future, whether by those or other governmental agencies.

Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We have received a number of claims through the claims line and we are processing those claims as we receive them. In addition, we have also had seven class action lawsuits filed against us, all of which have been administratively consolidated into a single proceeding in the United States District Court for the Central District of California. In general, the plaintiffs are seeking to establish different classes of claimants that have allegedly been damaged by the release, including potential classes such as persons that derive a significant portion of their income through commercial fishing and harvesting activities in the waters adjacent to Santa Barbara County or from businesses that are dependent on marine resources from Santa Barbara County, retail businesses located in historic downtown Santa Barbara, certain owners of oceanfront and/or beachfront property on the Pacific Coast of California, and other classes of individuals and businesses that were allegedly impacted by the release.

There have also been two securities law class action lawsuits filed on behalf of certain purported investors in the Partnership and/or PAGP against the Partnership, PAGP and/or certain of their respective officers, directors and underwriters.  Both of these lawsuits have been consolidated into a single proceeding in the United States District Court for the Southern District of Texas.  In general, these lawsuits allege that the various defendants violated securities laws by misleading investors regarding the integrity of the Partnership’s pipelines and related facilities through false and misleading statements, omission of material facts and concealing of the true extent of the spill.  The plaintiffs claim unspecified damages as a result of the reduction in value of their investments in the Partnership and PAGP, which they attribute to the alleged wrongful acts of the defendants. The Partnership and PAGP, and the other defendants, deny the allegations in these lawsuits and intend to respond accordingly. Consistent with and subject to the terms of our governing organizational documents (and to the extent applicable, insurance policies), we are indemnifying and funding the defense costs of our officers and directors in connection with these lawsuits; we are also indemnifying and funding the defense costs of our underwriters pursuant to the terms of the underwriting agreements we previously entered into with such underwriters.

In addition, three unitholder derivative lawsuits have been filed by certain purported investors in the Partnership against the Partnership, certain of its affiliates and certain officers and directors. Two of these lawsuits were filed in the United States District Court for the Southern District of Texas and the other was filed in State District Court in Harris County, Texas. In general, these lawsuits allege that the various defendants breached their fiduciary duties, engaged in gross mismanagement and made false and misleading statements, among other similar allegations, in connection with their management and oversight of the Partnership during the period of time leading up to and following the Line 901 release. The plaintiffs claim that the Partnership suffered unspecified damages as a result of the actions of the various defendants and seek to hold the defendants liable for such damages, in addition to other remedies. The defendants deny the allegations in these lawsuits and intend to respond accordingly. Consistent with and subject to the terms of our governing organizational documents (and to the extent applicable, insurance policies), we are indemnifying and funding the defense costs of our officers and directors in connection with these lawsuits.

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

Taking the foregoing into account, as of December 31, 2015, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $269 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments and certain third party claims settlements, as well as estimates for fines, penalties and certain legal fees. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the expected number of days that monitoring services will be required, (ii) the duration of the natural resource damage assessment and the ultimate amount of damages determined, (iii) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits, (iv) the determination and calculation of fines and penalties, but excluding fines and penalties that are not probable and reasonably estimable and (v) the nature,  extent and cost of  legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits, claims and investigations that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. In addition, with respect to fines and penalties, the ultimate amount of any fines and penalties assessed against us depends on a wide variety of factors, many of which are not estimable at this time. Where fines and penalties are probable and estimable, we have included them in our estimate, although such estimates could turn out to be wrong. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

We have accrued such estimate of aggregate total costs to “Field operating costs” on our Consolidated Statement of Operations. As of December 31, 2015, we had a remaining undiscounted gross liability of $116 million related to this event, the majority of which is presented as a current liability in “Accounts payable and accrued liabilities” on our Consolidated Balance Sheets. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through December 31, 2015, we had collected, subject to customary reservations, $31 million out of the approximate $186 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. We recovered an additional $69 million of proceeds from insurance carriers in January 2016. As of December 31, 2015, we have recognized a receivable of approximately $155 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. A majority of this receivable has been recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Consolidated Balance Sheets with the offset reducing “Field operating costs” on our Consolidated Statement of Operations. We have substantially completed the clean-up and remediation efforts, excluding long-term site monitoring activities; however, we expect to make payments for additional costs associated with restoration and monitoring of the area, as well as natural resource damage assessment, legal, professional and regulatory costs, in addition to fines and penalties, during future periods.

MP29 Release. On July 10, 2015, we experienced a crude oil release of approximately 100 barrels at our Pocahontas Pump Station near the border of Bond and Madison Counties in Illinois, approximately 40 miles from St. Louis, Missouri. The Pocahontas Station is part of the Capwood pipeline that runs from our Patoka Station to Wood River, Illinois. A portion of the released crude oil was contained within our Pocahontas facility, but some of the released crude oil entered a nearby waterway where it was contained with booms. On July 14, 2015, PHMSA issued a corrective action order requiring us to take various actions in response to the release, including remediation, reporting and other actions. As of December 18, 2015, we had submitted all requested information and reports required by the corrective action order and are currently awaiting PHMSA’s comment or approval. On August 10, 2015, we received a Notice of Violation from the Illinois Environmental Protection Agency (the “Agency”) alleging violations relating to the release and outlining the activities recommended by the Agency to resolve the alleged violations, including the completion of an investigation and various remediation activities. The Agency approved a work plan describing remediation activities proposed for remaining hydrocarbons at Pocahontas Station and affected waterways.  Remediation activities under this work plan have effectively been completed, and on December 17, 2015, we entered into a Compliance Commitment Agreement with the Agency, which provides the framework for final completion and documentation of the remediation effort. To date, no fines or penalties have been assessed in this matter; however, it is possible that fines and penalties could be assessed in the future. In connection with this incident, we have also had one class action lawsuit filed against us in the United States District Court for the Southern District of Illinois, which was subsequently voluntarily dismissed by the plaintiff. We estimate that the aggregate total costs associated with this release will be less than $10 million.

Cushing Tank Cathodic Protection.  On May 22, 2015, PHMSA issued a Final Order relating to an April 2013 Notice of Probable Violation and Proposed Compliance Order alleging that we did not maintain adequate cathodic protection for certain tanks at our Cushing Terminal. In its 2013 Notice of Probable Violation, PHMSA maintained that the proprietary cathodic protection system utilized by us for certain of our storage tanks at our Cushing, Oklahoma facility was not contemplated by applicable regulations. In response to the notice, we provided extensive documentation and supporting information regarding the effectiveness of the technology we were utilizing, including past communications with PHMSA regarding the topic. At a hearing in August 2013, we gave a formal presentation on the technology, provided empirical data confirming its effectiveness and also had a third party corrosion expert witness speak to the effectiveness of the technology. Almost two years later, PHMSA issued the Final Order and Compliance Order dated May 22, 2015 ruling against our position, assessing a penalty of $102,900 and specifying certain corrective actions to be completed by us. We chose not to further contest this matter and paid the penalty on June 5, 2015.

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

Mesa to Basin Pipeline.  On January 6, 2016, PHMSA issued a Notice of Probable Violation and Proposed Civil Penalty relating to an approximate 500 barrel release of crude oil that took place on January 1, 2015 on our Mesa to Basin 12” pipeline in Midland, Texas. PHMSA conducted an accident investigation and reviewed documentation related to the incident, and concluded that we had committed probable violations of certain pipeline safety regulations. In the Notice, PHMSA maintains that we failed to carry out our written damage prevention program and to follow our pipeline excavation/ditching and backfill procedures on four separate occasions, and that such failures resulted in outside force damage that led to the January 1, 2015 release.  PHMSA’s compliance officer has recommended that we be assessed a civil penalty of $190,000.  We have formally responded to PHMSA regarding this matter, but at this point we can provide no assurance regarding the final disposition of this matter or the final amount of any civil penalties.

National Energy Board Audit.  In the third quarter of 2014, the National Energy Board (“NEB”) of Canada notified PMC that various corrective actions from a 2010 audit had not been completed to the satisfaction of the NEB. The NEB initiated a process to assess PMC’s approach to compliance with the NEB’s Onshore Pipeline Regulations, which resulted in the issuance by the NEB of an order on January 15, 2015 that imposed six conditions on PMC designed to enhance PMC’s ability to operate its pipelines in a manner that protects the public and the environment.  The conditions include the filing of certain safety critical tasks, controls and programs with the NEB, external audits of certain PMC programs and systems, and periodic update meetings with NEB staff regarding the status and progress of corrective actions.  In early February 2015, the NEB imposed a penalty on PMC of $76,000 CAD related to these issues. It is possible that additional fines and penalties may be assessed against PMC in the future related to this matter.

Kemp River Pipeline Releases. In May and June 2013, two separate releases were discovered on our Kemp River pipeline in Northern Alberta, Canada that, in the aggregate, resulted in the release of approximately 700 barrels of condensate and light crude oil.  Clean-up and remediation activities are being conducted in cooperation with the applicable regulatory agencies. Final investigation by the Alberta Energy Regulator is not complete. To date, no charges, fines or penalties have been assessed against PMC with respect to these releases; however, it is possible that fines or penalties may be assessed against PMC in the future. We estimate that the aggregate clean-up and remediation costs associated with these releases will be $15 million. Through December 31, 2015, we spent $9 million in connection with clean-up and remediation activities.

Bay Springs Pipeline Release.  In February 2013, we experienced a crude oil release of approximately 120 barrels on a portion of one of our pipelines near Bay Springs, Mississippi. Most of the released crude oil was contained within our pipeline right of way, but some of the released crude oil entered a nearby waterway where it was contained with booms.  The EPA has issued an administrative order requiring us to take various actions in response to the release, including remediation, reporting and other actions. We have satisfied the requirements of the administrative order; however, we may be subjected to a civil penalty. The aggregate cost to clean up and remediate the site was $6 million.

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

Note 17—Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Total (1)
	(in millions, except per unit data)
2015
Total revenues	$5,942	$6,663	$5,551	$4,996	$23,152
Gross margin (2)(3)	$450	$290	$395	$405	$1,540
Operating income (3)	$372	$211	$335	$344	$1,262
Net income	$284	$124	$250	$248	$906
Net income attributable to PAA	$283	$124	$249	$247	$903
Basic net income/(loss) per common unit	$0.36	$(0.06)	$0.25	$0.24	$0.78
Diluted net income/(loss) per common unit	$0.35	$(0.06)	$0.24	$0.24	$0.77
Cash distributions per common unit (4)	$0.6750	$0.6850	$0.6950	$0.7000	$2.7550

2014
Total revenues	$11,684	$11,195	$11,127	$9,459	$43,464
Gross margin (2)(3)	$584	$457	$484	$599	$2,124
Operating income (3)	$495	$367	$406	$532	$1,799
Net income	$385	$288	$324	$390	$1,386
Net income attributable to PAA	$384	$287	$323	$389	$1,384
Basic net income per common unit	$0.74	$0.45	$0.52	$0.67	$2.39
Diluted net income per common unit	$0.73	$0.45	$0.52	$0.67	$2.38
Cash distributions per common unit (4)	$0.6150	$0.6300	$0.6450	$0.6600	$2.5500

(1)                                     The sum of the four quarters may not equal the total year due to rounding.

(2)                                    Gross margin is calculated as Total revenues less (i) Purchases and related costs, (ii) Field operating costs and (iii) Depreciation and amortization.

(3)                                    Amounts reported in prior periods have been retroactively restated to reflect the impact of our adoption of revised debt issuance costs guidance issued by the FASB. See Note 2 for additional information.

(4)                                     Represents cash distributions declared and paid in the period presented.

Note 18—Operating Segments

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

The following table reflects certain financial data for each segment for the periods indicated (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Year Ended December 31, 2015
Revenues (1):
External customers	$697	$528	$21,927	$23,152
Intersegment (2)	897	522	18	1,437
Total revenues of reportable segments	$1,594	$1,050	$21,945	$24,589
Equity earnings in unconsolidated entities	$183	$—	$—	$183
Segment profit (3) (4)	$917	$579	$381	$1,877
Capital expenditures (5)	$1,278	$813	$184	$2,275
Maintenance capital	$144	$68	$8	$220

As of December 31, 2015
Total assets	$10,345	$7,330	$4,613	$22,288
Investments in unconsolidated entities	$1,998	$29	$—	$2,027

	Transportation	Facilities	Supply and Logistics	Total
Year Ended December 31, 2014
Revenues (1):
External customers	$774	$576	$42,114	$43,464
Intersegment (2)	881	551	36	1,468
Total revenues of reportable segments	$1,655	$1,127	$42,150	$44,932
Equity earnings in unconsolidated entities	$108	$—	$—	$108
Segment profit (3) (4)	$925	$584	$782	$2,291
Capital expenditures (5)	$2,483	$582	$60	$3,125
Maintenance capital	$165	$52	$7	$224

As of December 31, 2014
Total assets	$9,579	$6,843	$5,776	$22,198
Investments in unconsolidated entities	$1,735	$—	$—	$1,735

	Transportation	Facilities	Supply and Logistics	Total
Year Ended December 31, 2013
Revenues:
External Customers	$701	$856	$40,692	$42,249
Intersegment (2)	797	521	4	1,322
Total revenues of reportable segments	$1,498	$1,377	$40,696	$43,571
Equity earnings in unconsolidated entities	$64	$—	$—	$64
Segment profit (3) (4)	$729	$616	$822	$2,167
Capital expenditures (5)	$1,046	$549	$46	$1,641
Maintenance capital	$123	$38	$15	$176

As of December 31, 2013
Total assets	$7,181	$6,555	$6,584	$20,320
Investments in unconsolidated entities	$485	$—	$—	$485

(1)                                     Effective January 1, 2014, our natural gas sales and costs, primarily attributable to the activities performed by our natural gas storage commercial optimization group, are reported in the Supply and Logistics segment. Such items were previously reported in the Facilities segment.

(2)                                     Segment revenues include intersegment amounts that are eliminated in Purchases and related costs and Field operating costs in our Consolidated Statements of Operations. Intersegment sales are conducted at posted tariff rates, rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed or renegotiated.

(3)                                     Supply and Logistics segment profit includes interest expense (related to hedged inventory purchases) of $6 million, $12 million and $30 million for the years ended December 31, 2015, 2014 and 2013, respectively.

(4)                                     The following table reconciles segment profit to net income attributable to PAA (in millions):

	Year Ended December 31,
	2015	2014	2013
Segment profit	$1,877	$2,291	$2,167
Depreciation and amortization	(432)	(384)	(365)
Interest expense, net	(432)	(348)	(313)
Other income/(expense), net	(7)	(2)	1
Income before tax	1,006	1,557	1,490
Income tax expense	(100)	(171)	(99)
Net income	906	1,386	1,391
Net income attributable to noncontrolling interests	(3)	(2)	(30)
Net income attributable to PAA	$903	$1,384	$1,361

(5)            Expenditures for acquisition capital and expansion capital, including investments in unconsolidated entities.

Geographic Data

We have operations in the United States and Canada. Set forth below are revenues and long-lived assets attributable to these geographic areas (in millions):

	Year Ended December 31,
Revenues (1)	2015	2014	2013
United States	$18,701	$34,860	$32,924
Canada	4,451	8,604	9,325
	$23,152	$43,464	$42,249

(1)                                     Revenues are primarily attributed to each region based on where the services are provided or the product is shipped.

	December 31,
Long-Lived Assets (1)	2015	2014
United States	$15,942	$14,342
Canada	3,368	3,650
	$19,310	$17,992

(1)                                     Excludes long-term derivative assets.

EXHIBIT INDEX

2.1 *	—

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

Fifth Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P. dated as of January 28, 2016 (incorporated by reference to Exhibit 3.2 to our Current Report on Form 8-K filed February 2, 2016).

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

3.6	—

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

3.10	—

Amendment No. 1 dated January 28, 2016 to the Sixth Amended and Restated Limited Liability Company Agreement of Plains All American GP LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 2, 2016).

3.11	—

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

3.13	—	Certificate of Incorporation of PAA Finance Corp (f/k/a Pacific Energy Finance Corporation, successor-by-

merger to PAA Finance Corp.) (incorporated by reference to Exhibit 3.10 to our Annual Report on Form 10-K for the year ended December 31, 2006).

3.14	—

Bylaws of PAA Finance Corp (f/k/a Pacific Energy Finance Corporation, successor-by-merger to PAA Finance Corp.) (incorporated by reference to Exhibit 3.11 to our Annual Report on Form 10-K for the year ended December 31, 2006).

3.15	—	Limited Liability Company Agreement of PAA GP LLC dated December 28, 2007 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed January 4, 2008).

4.1	—

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

4.23	—

Registration Rights Agreement, dated as of January 28, 2016 among Plains All American Pipeline, L.P. and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 2, 2016).

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

10.25**	—

Employment Agreement between Plains All American GP LLC and John P. vonBerg dated December 18, 2001 (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.26**	—	Form of LTIP Grant Letter (audit committee members) (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 23, 2006).

10.27**	—	Plains All American PPX Successor Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2006).

10.28**	—	Form of Plains AAP, L.P. Class B Restricted Units Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 4, 2008).

10.29	—

Third Amended and Restated Credit Agreement dated as of August 19, 2011 by and among Plains Marketing, L.P., as Borrower, Plains All American Pipeline, L.P., as Guarantor, Bank of America, N.A., as Administrative Agent, and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 25, 2011).

10.30	—

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

10.31	—

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

10.41**	—	Form of 2010 LTIP Grant Letters (incorporated by reference to Exhibit 10.58 to our Annual Report on Form 10-K for the year ended December 31, 2010).

10.42**	—	Director Compensation Summary (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2011).

10.43	—

Administrative Agreement dated October 21, 2013 by and among Plains GP Holdings, L.P., PAA GP Holdings LLC, Plains All American Pipeline, L.P., PAA GP LLC, Plains AAP, L.P. and Plains All American GP LLC (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed October 25, 2013).

10.44**	—

Waiver Agreement dated October 21, 2013 to the Amended and Restated Employment Agreement dated June 30, 2001 of Greg L. Armstrong (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 25, 2013).

10.45**	—

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

10.47**	—	Plains All American 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed on October 3, 2013).

10.48**	—	Plains All American PNG Successor Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 (333-19319) filed December 31, 2013).

10.49**	—	PAA Natural Gas Storage, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to PNG’s Current Report on Form 8-K filed May 11, 2010).

10.50**	—	Form of PAA LTIP Grant Letter for Officers (February 2013) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.51	—	364-Day Credit Agreement dated January 16, 2015 among Plains All American Pipeline, L.P., as Borrower;

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

10.52	—

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

10.53**†	—	Employment Agreement between Plains All American GP LLC and Willie Chiang dated July 10, 2015.

12.1 †	—	Computation of Ratio of Earnings to Fixed Charges.

21.1 †	—	List of Subsidiaries of Plains All American Pipeline, L.P.

23.1 †	—	Consent of PricewaterhouseCoopers LLP.

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101. INS†	—	XBRL Instance Document

101.SCH†	—	XBRL Taxonomy Extension Schema Document

101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

†                                           Filed herewith.

††                                      Furnished herewith.

*                                           Certain confidential portions of this exhibit have been omitted pursuant to an Application for Confidential Treatment under Rule 24b-2 under the Exchange Act. This exhibit, with the omitted language, has been filed separately with the Securities and Exchange Commission.

**                                      Management compensatory plan or arrangement.