Form 10-Q
period 2017-09-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2017-11-09
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
 As of October 31, 2017, there were 725,189,138 Common Units outstanding.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$33	$47
Trade accounts receivable and other receivables, net	2,287	2,279
Inventory	884	1,343
Other current assets	811	603
Total current assets	4,015	4,272

PROPERTY AND EQUIPMENT	16,866	16,220
Accumulated depreciation	(2,597)	(2,348)
Property and equipment, net	14,269	13,872

OTHER ASSETS
Goodwill	2,598	2,344
Investments in unconsolidated entities	2,671	2,343
Linefill and base gas	884	896
Long-term inventory	135	193
Other long-term assets, net	911	290
Total assets	$25,483	$24,210

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,713	$2,588
Short-term debt	918	1,715
Other current liabilities	385	361
Total current liabilities	4,016	4,664

LONG-TERM LIABILITIES
Senior notes, net of unamortized discounts and debt issuance costs	9,881	9,874
Other long-term debt	608	250
Other long-term liabilities and deferred credits	698	606
Total long-term liabilities	11,187	10,730

COMMITMENTS AND CONTINGENCIES (NOTE 12)

PARTNERS’ CAPITAL
Series A preferred unitholders (68,329,949 and 64,388,853 units outstanding, respectively)	1,506	1,508
Common unitholders (725,189,138 and 669,194,419 units outstanding, respectively)	8,717	7,251
Total partners’ capital excluding noncontrolling interests	10,223	8,759
Noncontrolling interests	57	57
Total partners’ capital	10,280	8,816
Total liabilities and partners’ capital	$25,483	$24,210

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
REVENUES
Supply and Logistics segment revenues	$5,573	$4,876	$17,749	$13,344
Transportation segment revenues	160	159	459	482
Facilities segment revenues	140	135	410	405
Total revenues	5,873	5,170	18,618	14,231

COSTS AND EXPENSES
Purchases and related costs	5,327	4,429	16,239	12,000
Field operating costs	283	289	876	893
General and administrative expenses	68	70	210	210
Depreciation and amortization	151	33	401	351
Total costs and expenses	5,829	4,821	17,726	13,454

OPERATING INCOME	44	349	892	777

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	80	46	201	133
Interest expense (net of capitalized interest of $11, $11, $26 and $37, respectively)	(134)	(113)	(390)	(339)
Other income/(expense), net	(1)	17	(6)	46

INCOME/(LOSS) BEFORE TAX	(11)	299	697	617
Current income tax benefit/(expense)	1	(4)	(9)	(45)
Deferred income tax benefit/(expense)	44	3	(21)	30

NET INCOME	34	298	667	602
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(3)
NET INCOME ATTRIBUTABLE TO PAA	$33	$297	$665	$599

NET INCOME/(LOSS) PER COMMON UNIT (NOTE 3):
Net income/(loss) allocated to common unitholders — Basic	$(8)	$162	$547	$110
Basic weighted average common units outstanding	725	401	714	399
Basic net income/(loss) per common unit	$(0.01)	$0.40	$0.77	$0.27

Net income/(loss) allocated to common unitholders — Diluted	$(8)	$162	$547	$110
Diluted weighted average common units outstanding	725	402	715	400
Diluted net income/(loss) per common unit	$(0.01)	$0.40	$0.76	$0.27

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Net income	$34	$298	$667	$602
Other comprehensive income/(loss)	145	(45)	256	—
Comprehensive income	179	253	923	602
Comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(3)
Comprehensive income attributable to PAA	$178	$252	$921	$599

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2016	$(228)	$(782)	$1	$(1,009)

Reclassification adjustments	19	—	—	19
Deferred loss on cash flow hedges	(15)	—	—	(15)
Currency translation adjustments	—	252	—	252
Total period activity	4	252	—	256
Balance at September 30, 2017	$(224)	$(530)	$1	$(753)

	Derivative Instruments	Translation Adjustments	Total
	(unaudited)
Balance at December 31, 2015	$(203)	$(878)	$(1,081)

Reclassification adjustments	7	—	7
Deferred loss on cash flow hedges	(178)	—	(178)
Currency translation adjustments	—	171	171
Total period activity	(171)	171	—
Balance at September 30, 2016	$(374)	$(707)	$(1,081)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2017	2016
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$667	$602
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	401	351
Equity-indexed compensation expense	33	40
Inventory valuation adjustments	35	3
Deferred income tax (benefit)/expense	21	(30)
(Gain)/loss on foreign currency revaluation	(20)	1
Settlement of terminated interest rate hedging instruments	(29)	(50)
Change in fair value of Preferred Distribution Rate Reset Option (Note 10)	—	(42)
Equity earnings in unconsolidated entities	(201)	(133)
Distributions on earnings from unconsolidated entities	222	151
Other	19	13
Changes in assets and liabilities, net of acquisitions	770	(258)
Net cash provided by operating activities	1,918	648

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(1,282)	(282)
Investments in unconsolidated entities	(356)	(171)
Additions to property, equipment and other	(778)	(1,030)
Proceeds from sales of assets	407	638
Return of investment from unconsolidated entities	21	—
Cash received for sales of linefill and base gas	23	—
Other investing activities	2	(9)
Net cash used in investing activities	(1,963)	(854)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under commercial paper program (Note 8)	(115)	(617)
Net borrowings under senior secured hedged inventory facility (Note 8)	7	424
Repayments of senior notes (Note 8)	(400)	(175)
Net proceeds from the sale of Series A preferred units	—	1,569
Net proceeds from the sale of common units (Note 9)	1,664	283
Contributions from general partner	—	39
Distributions paid to common unitholders (Note 9)	(1,168)	(835)
Distributions paid to general partner	—	(464)
Other financing activities	41	(18)
Net cash provided by financing activities	29	206

Effect of translation adjustment on cash	2	4

Net increase/(decrease) in cash and cash equivalents	(14)	4
Cash and cash equivalents, beginning of period	47	27
Cash and cash equivalents, end of period	$33	$31

Cash paid for:
Interest, net of amounts capitalized	$325	$313
Income taxes, net of amounts refunded	$47	$78

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners		Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Series A Preferred Unitholders	Common Unitholders
	(unaudited)
Balance at December 31, 2016	$1,508	$7,251	$8,759	$57	$8,816
Net income	—	665	665	2	667
Cash distributions to partners	—	(1,168)	(1,168)	(2)	(1,170)
Sales of common units	—	1,664	1,664	—	1,664
Acquisition of interest in Advantage Joint Venture (Note 6)	—	40	40	—	40
Other comprehensive income	—	256	256	—	256
Other	(2)	9	7	—	7
Balance at September 30, 2017	$1,506	$8,717	$10,223	$57	$10,280

	Limited Partners		General Partner	Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Series A Preferred Unitholders	Common Unitholders
	(unaudited)
Balance at December 31, 2015	$—	$7,580	$301	$7,881	$58	$7,939
Net income	—	209	390	599	3	602
Cash distributions to partners	—	(835)	(464)	(1,299)	(3)	(1,302)
Sale of Series A preferred units	1,509	—	33	1,542	—	1,542
Sales of common units	—	283	6	289	—	289
Other	(1)	3	2	4	—	4
Balance at September 30, 2016	$1,508	$7,240	$268	$9,016	$58	$9,074

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

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of September 30, 2017, AAP also owned an approximate 36% limited partner interest in us represented by approximately 286.8 million of our common units. Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at September 30, 2017, owned, directly and indirectly, an approximate 54% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2016 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAA and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. The condensed consolidated balance sheet data as of December 31, 2016 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2017 should not be taken as indicative of results to be expected for the entire year.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Note 2—Recent Accounting Pronouncements

Except as discussed below and in our 2016 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2017 that are of significance or potential significance to us.

Accounting Standards Updates Adopted During the Period

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplified several aspects of the accounting for share-based payment transactions, including the income tax consequences, forfeitures, classification of awards as either equity or liabilities and classification of certain related payments on the statement of cash flows. This guidance was effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. We adopted the applicable provisions of the ASU on January 1, 2017 and (i) elected to account for forfeitures as they occur, utilizing the modified retrospective approach of adoption, and (ii) will classify cash paid for taxes when directly withholding units from an employee’s award for tax-withholding purposes as a financing activity on our Condensed Consolidated Statement of Cash Flows. Our adoption did not have a material impact on our financial position or results of operations for the periods presented. We reclassified approximately $6 million of cash outflows from operating activities to financing activities for the nine months ended September 30, 2016 related to cash paid for minimum statutory withholding requirements for which we withheld units from employees’ awards.

In January 2017, the FASB issued ASU 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The amendments within this ASU eliminate Step 2 from the goodwill impairment test, which currently requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. Under the amended standard, goodwill impairment will instead be measured using Step 1 of the goodwill impairment test with goodwill impairment being equal to the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We early adopted this ASU in the first quarter of 2017 and applied the amendments therein to our 2017 annual goodwill impairment test.

Accounting Standards Updates Issued During the Period

In January 2017, the FASB issued ASU 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which improves the guidance for determining whether a transaction involves the purchase or disposal of a business or an asset. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted, and prospective application required. We plan to adopt this guidance on January 1, 2018 and will apply the new guidance to applicable transactions occurring after that date.

In February 2017, the FASB issued ASU 2017-05, Other Income — Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The update includes the following clarifications: (i) nonfinancial assets within the scope of Subtopic 610-20 may include nonfinancial assets transferred within a legal entity to a counterparty, (ii) an entity should allocate consideration to each distinct asset by applying the guidance in Topic 606 on allocating the transaction price to performance obligations and (iii) requires entities to derecognize a distinct nonfinancial asset or distinct in substance nonfinancial asset in a partial sale transaction when it (1) does not have (or ceases to have) a controlling financial interest in the legal entity that holds the asset in accordance with Subtopic 810-10 and (2) transfers control of the asset in accordance with Topic 606. This guidance is effective for interim and annual periods beginning after December 15, 2017, and must be adopted at the same time as Topic 606. We will adopt this guidance on January 1, 2018 and are currently evaluating the impact of the adoption on our financial position, results of operations and cash flows.

In May 2017, the FASB issued ASU 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting to provide guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting. Under the new guidance, modification accounting is required only if the fair value (or calculated value or intrinsic value, if such alternative method is used), the vesting conditions, or the classification of the award (equity or liability) changes as a result of the change in terms or conditions. This guidance is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted, and prospective application required. We expect to adopt this guidance on January 1, 2018, and we do not currently anticipate that our adoption will have a material impact on our financial position, results of operations and cash flows.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Under the new guidance, (i) more financial and nonfinancial hedging strategies will be eligible for hedge accounting, (ii) presentation and disclosure requirements are amended and (iii) companies will change the way they assess effectiveness. This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We expect to adopt this guidance on January 1, 2019 and are currently evaluating the impact of the adoption on our financial position, results of operations and cash flows.

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

Note 3—Net Income/(Loss) Per Common Unit

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

Diluted net income/(loss) per common unit is computed based on the weighted-average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units, (ii) our LTIP awards and (iii) common units that are issuable to AAP when certain AAP Management Units become earned. When applying the if-converted method prescribed by FASB guidance, the possible conversion of our Series A preferred units was excluded from the calculation of diluted net income/(loss) per common unit for the three and nine months ended September 30, 2017 and 2016 as the effect was antidilutive. Our LTIP awards that contemplate the issuance of common units and certain AAP Management Units that contemplate the issuance of common units to AAP when such AAP Management Units become earned are considered dilutive unless (i) they become vested or earned only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. LTIP awards that were deemed to be dilutive were reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. LTIP awards were excluded from the computation of diluted net loss per common unit for the three months ended September 30, 2017 as the effect was antidilutive. As none of the necessary conditions for the remaining AAP Management Units to become earned had been satisfied by September 30, 2017, no common units issuable to AAP were contemplated in the calculation of diluted net income/(loss) per common unit for any period presented. See Note 16 to our Consolidated Financial Statements included in Part IV of our 2016 Annual Report on Form 10-K for a complete discussion of our LTIP awards including specific discussion regarding DERs.

The following table sets forth the computation of basic and diluted net income/(loss) per common unit (in millions, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Basic Net Income/(Loss) per Common Unit
Net income attributable to PAA	$33	$297	665	599
Distributions to Series A preferred unitholders (1)	(36)	(33)	(105)	(88)
Distributions to general partner (1)	—	(102)	—	(412)
Distributions to participating securities (1)	(1)	(1)	(2)	(3)
Undistributed loss allocated to general partner (1)	—	1	—	14
Other	(4)	—	(11)	—
Net income/(loss) allocated to common unitholders	$(8)	$162	$547	$110

Basic weighted average common units outstanding	725	401	714	399

Basic net income/(loss) per common unit	$(0.01)	$0.40	$0.77	$0.27

Diluted Net Income/(Loss) per Common Unit
Net income attributable to PAA	$33	$297	$665	$599
Distributions to Series A preferred unitholders (1)	(36)	(33)	(105)	(88)
Distributions to general partner (1)	—	(102)	—	(412)
Distributions to participating securities (1)	(1)	(1)	(2)	(3)
Undistributed loss allocated to general partner (1)	—	1	—	14
Other	(4)	—	(11)	—
Net income/(loss) allocated to common unitholders	$(8)	$162	$547	$110

Basic weighted average common units outstanding	725	401	714	399
Effect of dilutive securities:
LTIP units	—	1	1	1
Diluted weighted average common units outstanding	725	402	715	400

Diluted net income/(loss) per common unit	$(0.01)	$0.40	$0.76	$0.27

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

Note 4—Accounts Receivable, Net

Our accounts receivable are primarily from purchasers and shippers of crude oil and, to a lesser extent, purchasers of NGL and natural gas. To mitigate credit risk related to our accounts receivable, we utilize a rigorous credit review process. We closely monitor market conditions to make a determination with respect to the amount, if any, of open credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of advance cash payments, standby letters of credit or parental guarantees. As of September 30, 2017 and December 31, 2016, we had received $120 million and $89 million, respectively, of advance cash payments from third parties to mitigate credit risk. We also received $60 million and $66 million as of September 30, 2017 and December 31, 2016, respectively, of standby letters of credit to support obligations due from third parties, a portion of which applies to future business. Additionally, in an effort to mitigate credit risk, a significant portion of our transactions with counterparties are settled on a net-cash basis. Furthermore, we also enter into netting agreements (contractual agreements that allow us to offset receivables and payables with those counterparties against each other on our balance sheet) for a majority of net-cash settled arrangements.

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At September 30, 2017 and December 31, 2016, substantially all of our trade accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled $3 million at both September 30, 2017 and December 31, 2016. Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	September 30, 2017				December 31, 2016
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	10,632	barrels	$480	$45.15	23,589	barrels	$1,049	$44.47
NGL	16,604	barrels	390	$23.49	13,497	barrels	242	$17.93
Natural gas	—	Mcf	—	N/A	14,540	Mcf	32	$2.20
Other	N/A		14	N/A	N/A		20	N/A
Inventory subtotal			884				1,343

Linefill and base gas
Crude oil	12,477	barrels	729	$58.43	12,273	barrels	710	$57.85
NGL	1,630	barrels	47	$28.83	1,660	barrels	45	$27.11
Natural gas	24,976	Mcf	108	$4.32	30,812	Mcf	141	$4.58
Linefill and base gas subtotal			884				896

Long-term inventory
Crude oil	1,800	barrels	86	$47.78	3,279	barrels	163	$49.71
NGL	2,120	barrels	49	$23.11	1,418	barrels	30	$21.16
Long-term inventory subtotal			135				193

Total			$1,903				$2,432

(1)
Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Condensed Consolidated Statements of Operations. We recorded a charge of $35 million during the nine months ended September 30, 2017 primarily related to the writedown of our crude oil inventory due to a decline in prices. Substantially all of this inventory valuation adjustment was offset by the recognition of gains on derivative instruments being utilized to hedge future sales of our crude oil inventory. Such gains were recorded to “Supply and Logistics segment revenues” in our accompanying Condensed Consolidated Statements of Operations. See Note 10 for discussion of our derivative and risk management activities. We recorded an inventory valuation adjustment of $3 million during the nine months ended September 30, 2016.

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

Upon completion of the ACC Acquisition, we became the owner of a crude oil gathering system known as the “Alpha Crude Connector” (the “ACC System”) located in the Northern Delaware Basin in Southeastern New Mexico and West Texas. The ACC System comprises approximately 515 miles of gathering and transmission lines and five market interconnects, including to our Basin Pipeline at Wink. We intend to make additional interconnects to our existing Northern Delaware Basin systems as well as additional enhancements intended to increase the ACC System capacity to approximately 350,000 barrels per day, depending on the level of volume at each delivery point. The ACC System is supported by acreage dedications covering approximately 315,000 gross acres, including a significant acreage dedication from one of the largest producers in the region. The ACC System complements our other Permian Basin assets and enhances the services available to the producers in the Northern Delaware Basin.

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
		$1,217

Intangible assets are included in “Other long-term assets, net” on our Condensed Consolidated Balance Sheets. The preliminary determination of fair value to intangible assets above is comprised of five acreage dedication contracts and associated customer relationships that will be amortized over a remaining weighted average useful life of approximately 20 years. The value assigned to such intangible assets will be amortized to earnings using methods that closely resemble the pattern in which the economic benefits will be consumed. Amortization expense was approximately $7 million for the period from February 14, 2017 through September 30, 2017, and the future amortization expense is estimated as follows for the next five years (in millions):

Remainder of 2017	$3
2018	$25
2019	$34
2020	$42
2021	$48

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

During the nine months ended September 30, 2017, we incurred approximately $6 million of acquisition-related costs associated with the ACC Acquisition. Such costs are reflected as a component of general and administrative expenses in our Condensed Consolidated Statements of Operations.

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

Advantage owns a 70-mile, 16-inch crude oil pipeline located in the southern Delaware Basin (the “Advantage Pipeline”), which is contractually supported by a third-party acreage dedication and a volume commitment from our wholly-owned marketing subsidiary. Noble serves as operator of Advantage Pipeline. During the third quarter of 2017, Noble completed construction of a pipeline to deliver crude oil to the Advantage Pipeline from its central gathering facility in the southern Delaware Basin, and we completed construction of a pipeline to connect our Wolfbone Ranch facility to the Advantage Pipeline near Highway 285 in Reeves County, Texas.

Dispositions, Divestitures and Assets Held for Sale

During the nine months ended September 30, 2017, we received proceeds of approximately $407 million from the sale of certain non-core assets, including:

•	our Bluewater natural gas storage facility located in Michigan;

•	non-core pipeline segments primarily located in the Midwestern United States; and

•
a 40% undivided interest in a segment of our Red River Pipeline extending from Cushing, Oklahoma to the Hewitt Station near Ardmore, Oklahoma (the “Hewitt Segment”) for our net book value. We retained a 60% undivided interest in the Hewitt Segment and a 100% interest in the remaining portion of the Red River Pipeline that extends from Ardmore to Longview, Texas.

Our Bluewater natural gas storage facility was reported in our Facilities segment, and the pipeline segments were reported in our Transportation segment.

As of September 30, 2017, we classified approximately $630 million of assets as held for sale on our Condensed Consolidated Balance Sheet (in “Other current assets”). The assets held for sale are primarily property and equipment, are included in our Facilities and Transportation segments and are related to transactions to sell our interests in:

•	certain non-core pipelines in the Rocky Mountain and Bakken regions, which closed during the fourth quarter of 2017; and

•
certain of our West Coast terminal assets located in California. During the third quarter of 2017, in order to avoid continued uncertainty and costs associated with efforts by the Attorney General for the State of California to block the proposed transaction, our previously disclosed definitive agreement for the potential sale of California terminal assets was jointly terminated by us and the potential third party purchaser. During the fourth quarter of 2017, we entered into definitive agreements to sell these assets to another third-party purchaser.

In the aggregate, including non-cash impairment losses recognized upon reclassification to assets held for sale, we recognized net losses related to pending or completed asset sales of approximately $15 million and $15 million for the three and nine months ended September 30, 2017, respectively, which are included in “Depreciation and amortization” on our Condensed Consolidated Statements of Operations. For the three-month period, such amount is comprised of gains of $5 million and losses of $20 million. For the nine-month 2017 period, such amount is comprised of gains of $42 million, primarily related to the sale of the non-core pipeline segments, including the write-off of a portion of the remaining book value, and losses of $57 million.

During the fourth quarter of 2017, we and an affiliate of CVR Refining, LP (“CVR Refining”) formed a 50/50 joint venture, Midway Pipeline LLC, which acquired from us the Cushing to Broome crude oil pipeline system. The Cushing to Broome pipeline system connects CVR Refining’s Coffeyville, Kansas refinery to the Cushing, Oklahoma oil hub. We will continue to serve as operator of the pipeline.

Note 7—Goodwill

Goodwill by segment and changes in goodwill are reflected in the following table (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2016	$806	$1,034	$504	$2,344
Acquisitions (1)	271	—	—	271
Foreign currency translation adjustments	17	8	4	29
Dispositions and reclassifications to assets held for sale	(13)	(33)	—	(46)
Balance at September 30, 2017	$1,081	$1,009	$508	$2,598

(1)	Goodwill is recorded at the acquisition date based on a preliminary fair value determination. This preliminary goodwill balance may be adjusted when the fair value determination is finalized.

We completed our goodwill impairment test as of June 30, 2017 using a qualitative assessment. We determined that it was more likely than not that the fair value of each reporting unit was greater than its respective book value; therefore, additional impairment testing was not necessary and goodwill was not considered impaired.

Note 8—Debt

Debt consisted of the following (in millions):

	September 30, 2017	December 31, 2016
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 2.4% and 1.6%, respectively (1)	$93	$563
Senior secured hedged inventory facility, bearing a weighted-average interest rate of 2.3% and 1.8%, respectively (1)	753	750
Senior notes:
6.13% senior notes due January 2017	—	400
Other	72	2
Total short-term debt (2)	918	1,715

LONG-TERM DEBT
Senior notes, net of unamortized discounts and debt issuance costs of $69 and $76, respectively (3)	9,881	9,874
Commercial paper notes, bearing a weighted-average interest rate of 2.4% and 1.6%, respectively (3)	605	247
Other	3	3
Total long-term debt	10,489	10,124
Total debt (4)	$11,407	$11,839

(1)
We classified these commercial paper notes and credit facility borrowings as short-term as of September 30, 2017 and December 31, 2016, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.

(2)
As of September 30, 2017 and December 31, 2016, balance includes borrowings of $194 million and $410 million, respectively, for cash margin deposits with NYMEX and ICE, which are associated with financial derivatives used for hedging purposes.

(3)
As of September 30, 2017, we have classified our $600 million, 6.50% senior notes due May 2018 as long-term and as of both September 30, 2017 and December 31, 2016, we have classified a portion of our commercial paper notes as long-term based on our ability and intent to refinance such amounts on a long-term basis.

(4)
Our fixed-rate senior notes (including current maturities) had a face value of approximately $9.9 billion and $10.3 billion as of September 30, 2017 and December 31, 2016, respectively. We estimated the aggregate fair value of these notes as of September 30, 2017 and December 31, 2016 to be approximately $10.0 billion and $10.4 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under our credit facilities and commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for our senior notes, credit facilities and commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Credit Facilities

In August 2017, we extended the maturity dates of our senior unsecured revolving credit facility, senior secured hedged inventory facility and senior unsecured 364-day revolving credit facility to August 2022, August 2020 and August 2018, respectively, for each extending lender. Additionally, a provision was added to the 364-day revolving credit facility agreement whereby we may elect to have the entire principal balance of any loans outstanding on the maturity date of the 364-day revolving credit facility converted into a non-revolving term loan with a maturity date of August 2019.

Borrowings and Repayments

Total borrowings under our credit facilities and commercial paper program for the nine months ended September 30, 2017 and 2016 were approximately $52.6 billion and $41.4 billion, respectively. Total repayments under our credit facilities and commercial paper program were approximately $52.7 billion and $41.6 billion for the nine months ended September 30, 2017 and 2016, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions and construction activities. At September 30, 2017 and December 31, 2016, we had outstanding letters of credit of $95 million and $73 million, respectively.

Senior Notes Repayments

Our $400 million, 6.13% senior notes were repaid in January 2017. We utilized cash on hand and available capacity under our commercial paper program and credit facilities to repay these notes.

Note 9—Partners’ Capital and Distributions

Units Outstanding

The following tables present the activity for our Series A preferred units and common units:

	Limited Partners
	Preferred Units	Common Units
Outstanding at December 31, 2016	64,388,853	669,194,419
Issuances of Series A preferred units in connection with in-kind distributions	3,941,096	—
Sales of common units	—	54,119,893
Issuance of common units in connection with acquisition of interest in Advantage Joint Venture (Note 6)	—	1,252,269
Issuances of common units under LTIP	—	622,557
Outstanding at September 30, 2017	68,329,949	725,189,138

	Limited Partners
	Preferred Units	Common Units
Outstanding at December 31, 2015	—	397,727,624
Sale of Series A preferred units	61,030,127	—
Issuance of Series A preferred units in connection with in-kind distribution	2,096,204	—
Sales of common units	—	9,922,733
Issuance of common units under LTIP	—	457,289
Outstanding at September 30, 2016	63,126,331	408,107,646

Sales of Common Units

The following table summarizes our sales of common units during the nine months ended September 30, 2017, all of which occurred in the first four months of the year (net proceeds in millions):

Type of Offering	Common Units Issued		Net Proceeds (1)
Continuous Offering Program	4,033,567		$129	(2)
Omnibus Agreement (3)	50,086,326	(4)	1,535
	54,119,893		$1,664

(1)	Amounts are net of costs associated with the offerings.

(2)
We pay commissions to our sales agents in connection with common units issuances under our Continuous Offering Program. We paid $1 million of such commissions during the nine months ended September 30, 2017.

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

Distributions

Common Unit Distributions. During the third quarter of 2017, we engaged in discussions with the PAGP GP Board regarding a reassessment of our approach to distributions, with a focus on resetting our common unit distribution to a level supported by the distributable cash flow from our fee-based Transportation and Facilities segments. On August 25, 2017, we announced our intention to reset our annualized distribution to $1.20 per common unit, beginning with the third-quarter distribution payable November 14, 2017. On October 10, 2017, the PAGP GP Board declared a distribution of $1.20 (annualized) per common unit payable on November 14, 2017 to common unitholders of record as of October 31, 2017.

The following table details the distributions paid in cash during or pertaining to the first nine months of 2017 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
November 14, 2017 (1)	$132	$86	$218	$0.30
August 14, 2017	$240	$159	$399	$0.55
May 15, 2017	$240	$159	$399	$0.55
February 14, 2017	$237	$134	$371	$0.55

(1)	Payable to unitholders of record at the close of business on October 31, 2017 for the period July 1, 2017 through September 30, 2017.

Series A Preferred Unit Distributions. With respect to any quarter ending on or prior to December 31, 2017 (the “Initial Distribution Period”), we may elect to pay distributions on the Series A preferred units in additional preferred units, in cash or a combination of both. With respect to any quarter ending after the Initial Distribution Period, we must pay distributions on the Series A preferred units in cash. On February 14, 2017, we issued 1,287,773 Series A preferred units in lieu of a cash distribution of $34 million on our Series A preferred units outstanding as of the record date for such distribution. On May 15, 2017, we issued 1,313,527 Series A preferred units in lieu of a cash distribution of $34 million on our Series A preferred units outstanding as of the record date for such distribution. On August 14, 2017, we issued 1,339,796 Series A preferred units in lieu of a cash distribution of $35 million on our Series A preferred units outstanding as of the record date for such distribution.

On November 14, 2017, we will issue 1,366,593 Series A preferred units in lieu of a cash distribution of $36 million on our Series A preferred units outstanding as of October 31, 2017, the record date for such distribution. Since the November 14, 2017 Series A preferred unit distribution was declared as payment-in-kind, this distribution payable was accrued to partners’ capital as of September 30, 2017 and thus had no net impact on the Series A preferred unitholders’ capital account.

Issuance of Series B Preferred Units

On October 10, 2017, we issued 800,000 Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in us (the “Series B preferred units”) at a price to the public of $1,000 per unit. We used the net proceeds of $788 million, after deducting the underwriters’ discounts and offering expenses, from the issuance of the Series B preferred units to repay amounts outstanding under our credit facilities and commercial paper program and for general partnership purposes.

The Series B preferred units represent perpetual equity interests in us, and they have no stated maturity or mandatory redemption date and are not redeemable at the option of the holders under any circumstances. Holders of the Series B preferred units generally have no voting rights, except for limited voting rights with respect to (i) potential amendments to our partnership agreement that would have a material adverse effect on the existing preferences, rights, powers or duties of the Series B preferred units, (ii) the creation or issuance of any parity securities if the cumulative distributions payable on then outstanding Series B preferred units are in arrears, (iii) the creation or issuance of any senior securities and (iv) the payment of distributions to our common unitholders out of capital surplus. The Series B preferred units rank, as to the payment of distributions and amounts payable on a liquidation event, on par with our outstanding Series A preferred units.

The Series B preferred units have a liquidation preference of $1,000 per unit. Holders of our Series B preferred units are entitled to receive, when, as and if declared by our general partner out of legally available funds for such purpose, cumulative semiannual or quarterly cash distributions, as applicable. Distributions on the Series B preferred units accrue and are cumulative from October 10, 2017, the date of original issue, and are payable semiannually in arrears on the 15th day of May and November through and including November 15, 2022, and after November 15, 2022, quarterly in arrears on the 15th day of February, May, August and November of each year. The initial distribution rate for the Series B preferred units from and including October 10, 2017 to, but not including, November 15, 2022 is 6.125% per year of the liquidation preference per unit (equal to $61.25 per unit per year). On and after November 15, 2022, distributions on the Series B preferred units will accumulate for each distribution period at a percentage of the liquidation preference equal to the then-current three-month LIBOR plus a spread of 4.11%. We will pay a pro-rated initial distribution on the Series B preferred units on November 15, 2017 to holders of record at the close of business on November 1, 2017 in an amount equal to approximately $5.9549 per unit (a total distribution of approximately $5 million).

Upon the occurrence of certain rating agency events, we may redeem the Series B preferred units, in whole but not in part, at a price of $1,020 (102% of the liquidation preference) per Series B preferred unit plus an amount equal to all accumulated and unpaid distributions thereon to, but not including, the date of redemption, whether or not declared. In addition, at any time on or after November 15, 2022, we may redeem the Series B preferred units, at our option, in whole or in part, at a redemption price of $1,000 per Series B preferred unit plus an amount equal to all accumulated and unpaid distributions thereon to, but not including, the date of redemption, whether or not declared.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of September 30, 2017, net derivative positions related to these activities included:

•	A net long position of 6.9 million barrels associated with our crude oil purchases, which was unwound ratably during October 2017 to match monthly average pricing.

•	A net short time spread position of 3.5 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through December 2018.

•	A crude oil grade basis position of 25.2 million barrels through December 2019. These derivatives allow us to lock in grade basis differentials.

•	A net short position of 14.4 million barrels through December 2020 related to anticipated net sales of our crude oil and NGL inventory.

Pipeline Loss Allowance Oil — As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor that is intended to, among other things, offset losses due to evaporation, measurement and other losses in transit. We utilize derivative instruments to hedge a portion of the anticipated sales of the loss allowance oil that is to be collected under our tariffs. As of September 30, 2017, our PLA hedges included a long call option position of 1.0 million barrels through December 2019.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. As of September 30, 2017, we had a long natural gas position of 63.9 Bcf which hedges our natural gas processing and operational needs through December 2020. We also had a short propane position of 10.0 million barrels through December 2018, a short butane position of 3.0 million barrels through December 2018 and a short WTI position of 1.0 million barrels through December 2018. In addition, we had a long power position of 0.4 million megawatt hours, which hedges a portion of our power supply requirements at our Canadian natural gas processing and fractionation plants through December 2019.

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

Interest Rate Risk Hedging

We use interest rate derivatives to hedge the benchmark interest rate risk associated with interest payments occurring as a result of debt issuances. The derivative instruments we use to manage this risk consist of forward starting interest rate swaps and treasury locks. These derivatives are designated as cash flow hedges. As such, changes in fair value are deferred in AOCI and are reclassified to interest expense as we incur the interest expense associated with the underlying debt.

The following table summarizes the terms of our outstanding interest derivatives as of September 30, 2017 (notional amounts in millions):

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

As of September 30, 2017, our outstanding foreign currency derivatives include derivatives we use to hedge currency exchange risk (i) associated with USD-denominated commodity purchases and sales in Canada and (ii) created by the use of USD-denominated commodity derivatives to hedge commodity price risk associated with CAD-denominated commodity purchases and sales.

The following table summarizes our open forward exchange contracts as of September 30, 2017 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2017	$174	$215	$1.00 - $1.24
	2018	$12	$15	$1.00 - $1.22

Forward exchange contracts that exchange USD for CAD:
	2017	$307	$385	$1.00 - $1.26
	2018	$118	$147	$1.00 - $1.25

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheets. Corresponding changes in fair value are recognized in “Other income/(expense), net” in our Condensed Consolidated Statement of Operations. At September 30, 2017 and December 31, 2016, the fair value of this embedded derivative was a liability of approximately $33 million and $32 million, respectively. We recognized a gain of approximately $2 million during the three months ended September 30, 2017 and a net gain of less than $1 million during the nine months ended September 30, 2017. We recognized gains of approximately $17 million and $42 million during the three and nine months ended September 30, 2016. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2016 Annual Report on Form 10-K for additional information regarding the Preferred Distribution Rate Reset Option.

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

A summary of the impact of our derivative activities recognized in earnings is as follows (in millions):

	Three Months Ended September 30, 2017			Three Months Ended September 30, 2016
Location of Gain/(Loss)	Derivatives in Hedging Relationships (1)	Derivatives Not Designated as a Hedge	Total	Derivatives in Hedging Relationships (1)	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$—	$(226)	$(226)	$1	$10	$11

Transportation segment revenues	—	—	—	—	1	1

Field operating costs	—	(4)	(4)	—	(2)	(2)

Interest Rate Derivatives

Interest expense, net	(10)	—	(10)	(2)	—	(2)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	3	3	—	(1)	(1)

Preferred Distribution Rate Reset Option

Other income/(expense), net	—	2	2	—	17	17

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(10)	$(225)	$(235)	$(1)	$25	$24

	Nine Months Ended September 30, 2017			Nine Months Ended September 30, 2016
Location of Gain/(Loss)	Derivatives in Hedging Relationships (1)	Derivatives Not Designated as a Hedge	Total	Derivatives in Hedging Relationships (1)	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$—	$(31)	$(31)	$1	$(118)	$(117)

Transportation segment revenues	—	—	—	—	4	4

Field operating costs	—	(8)	(8)	—	(2)	(2)

Depreciation and amortization	(3)	—	(3)	—	—	—

Interest Rate Derivatives

Interest expense, net	(16)	—	(16)	(8)	—	(8)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	5	5	—	4	4

Preferred Distribution Rate Reset Option

Other income/(expense), net	—	—	—	—	42	42

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(19)	$(34)	$(53)	$(7)	$(70)	$(77)

(1)
During the three and nine months ended September 30, 2017, we reclassified losses of approximately $8 million and $10 million to Interest expense, net, respectively, due to anticipated hedged transactions being probable of not occurring. During the nine months ended September 30, 2016 we reclassified losses of approximately $2 million and $2 million to Supply and Logistics segment revenues and Interest expense, net, respectively, due to anticipated hedged transactions being probable of not occurring.

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheet on a gross basis as of September 30, 2017 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate derivatives	Other current liabilities	$2	Other current liabilities	$(26)
			Other long-term liabilities and deferred credits	(10)
Total derivatives designated as hedging instruments		$2		$(36)

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$74	Other current assets	$(184)
	Other long-term assets, net	1	Other current liabilities	(97)
	Other current liabilities	10	Other long-term liabilities and deferred credits	(19)
	Other long-term liabilities and deferred credits	5

Foreign currency derivatives	Other current assets	6	Other current assets	(2)
			Other current liabilities	(2)

Preferred Distribution Rate Reset Option		—	Other long-term liabilities and deferred credits	(33)
Total derivatives not designated as hedging instruments		$96		$(337)

Total derivatives		$98		$(373)

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

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists. Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin. Our exchange-traded derivatives are transacted through clearing brokerage accounts and are subject to margin requirements as established by the respective exchange. On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin. The following table provides the components of our net broker receivable:

	September 30, 2017	December 31, 2016
Initial margin	$51	$119
Variation margin posted	143	291
Net broker receivable	$194	$410

The following table presents information about derivative financial assets and liabilities that are subject to offsetting, including enforceable master netting arrangements (in millions):

	September 30, 2017		December 31, 2016
	Derivative Asset Positions	Derivative Liability Positions	Derivative Asset Positions	Derivative Liability Positions
Netting Adjustments:
Gross position - asset/(liability)	$98	$(373)	$108	$(481)
Netting adjustment	(203)	203	(350)	350
Cash collateral paid	194	—	410	—
Net position - asset/(liability)	$89	$(170)	$168	$(131)

Balance Sheet Location After Netting Adjustments:
Other current assets	$88	$—	$167	$—
Other long-term assets, net	1	—	1	—
Other current liabilities	—	(113)	—	(40)
Other long-term liabilities and deferred credits	—	(57)	—	(91)
	$89	$(170)	$168	$(131)

As of September 30, 2017, there was a net loss of $224 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transaction or (ii) interest expense accruals associated with underlying debt instruments. Of the total net loss deferred in AOCI at September 30, 2017, we expect to reclassify a net loss of $8 million to earnings in the next twelve months. The remaining deferred loss of $216 million is expected to be reclassified to earnings through 2049. A portion of these amounts is based on market prices as of September 30, 2017; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net deferred loss recognized in AOCI for derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest rate derivatives, net	$(3)	$(20)	$(15)	$(178)

At September 30, 2017 and December 31, 2016, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our cleared derivatives as described above, we do not require our non-cleared derivative counterparties to post collateral with us.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of September 30, 2017				Fair Value as of December 31, 2016
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(4)	$(198)	$(8)	$(210)	$(113)	$(171)	$(4)	$(288)
Interest rate derivatives	—	(34)	—	(34)	—	(50)	—	(50)
Foreign currency derivatives	—	2	—	2	—	(3)	—	(3)
Preferred Distribution Rate Reset Option	—	—	(33)	(33)	—	—	(32)	(32)
Total net derivative liability	$(4)	$(230)	$(41)	$(275)	$(113)	$(224)	$(36)	$(373)

(1)	Derivative assets and liabilities are presented above on a net basis but do not include related cash margin deposits.

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

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning Balance	$(30)	$(35)	$(36)	$11
Net gains/(losses) for the period included in earnings	(8)	17	(1)	41
Settlements	(1)	—	4	(10)
Derivatives entered into during the period	(2)	1	(8)	(59)
Ending Balance	$(41)	$(17)	$(41)	$(17)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$(10)	$18	$(8)	$43

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

Transactions with Oxy

As of September 30, 2017, Oxy had a representative on the board of directors of PAGP GP and owned approximately 10% of the limited partner interests in AAP. During the three and nine months ended September 30, 2017 and 2016, we recognized sales and transportation revenues and purchased petroleum products from Oxy. These transactions were conducted at posted tariff rates or prices that we believe approximate market. Included in these transactions was a crude oil buy/sell agreement that includes a multi-year minimum volume commitment. The impact to our Condensed Consolidated Statements of Operations from those transactions is included below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues	$204	$171	$657	$424

Purchases and related costs (1)	$(68)	$4	$(169)	$(46)

(1)	Purchases and related costs include crude oil buy/sell transactions that are accounted for as inventory exchanges and are presented net in our Condensed Consolidated Statements of Operations.

We currently have a netting arrangement with Oxy. Our gross receivable and payable amounts with Oxy were as follows (in millions):

	September 30, 2017	December 31, 2016
Trade accounts receivable and other receivables	$877	$789

Accounts payable	$833	$836

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

At September 30, 2017, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $134 million, of which $47 million was classified as short-term and $87 million was classified as long-term. At December 31, 2016, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident) totaled $147 million, of which $61 million was classified as short-term and $86 million was classified as long-term. The short- and long-term environmental liabilities referenced above are reflected in “Accounts payable and accrued liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Condensed Consolidated Balance Sheets. At September 30, 2017, we had recorded receivables totaling $47 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, of which $26 million was reflected in “Trade accounts receivable and other receivables, net” and $21 million was reflected in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet. At December 31, 2016, we had recorded $56 million of such receivables, of which $39 million was reflected in “Trade accounts receivable and other receivables, net” and $17 million was reflected in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet.

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

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015, we experienced a crude oil release from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. A portion of the released crude oil reached the Pacific Ocean at Refugio State Beach through a drainage culvert. Following the release, we shut down the pipeline and initiated our emergency response plan. A Unified Command, which included the United States Coast Guard, the EPA, the California Office of Spill Prevention and Response and the Santa Barbara Office of Emergency Management, was established for the response effort. Clean-up and remediation operations with respect to impacted shoreline and other areas has been determined by the Unified Command to be complete, and the Unified Command has been dissolved. Our estimate of the amount of oil spilled, based on relevant facts, data and information, is approximately 2,934 barrels; of this amount, we estimate that 598 barrels reached the Pacific Ocean.

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

On May 21, 2015, we received a corrective action order from the United States Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the governmental agency with jurisdiction over the operation of Line 901 as well as over a second stretch of pipeline extending from Gaviota Pump Station in Santa Barbara County to Emidio Pump Station in Kern County, California (Line 903), requiring us to shut down, purge, review, remediate and test Line 901. The corrective action order was subsequently amended on June 3, 2015; November 13, 2015; and June 16, 2016 to require us to take additional corrective actions with respect to both Lines 901 and 903 (as amended, the “CAO”). Among other requirements, the CAO obligated us to conduct a root cause failure analysis with respect to Line 901 and present remedial work plans and restart plans to PHMSA prior to returning Line 901 and 903 to service; the CAO also imposed a pressure restriction on the section of Line 903 between Pentland Pump Station and Emidio Pump Station and required us to take other specified actions with respect to both Lines 901 and 903. We intend to continue to comply with the CAO and to cooperate with any other governmental investigations relating to or arising out of the release. Excavation and removal of the affected section of the pipeline was completed on May 28, 2015. Line 901 and Line 903 have been purged and are not currently operational, with the exception of the Pentland to Emidio segment of Line 903, which remains in service under a pressure restriction. No timeline has been established for the restart of Line 901 or Line 903.

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

On September 11, 2015, we received a Notice of Probable Violation and Proposed Compliance Order from PHMSA arising out of its inspection of Lines 901 and 903 in August, September and October of 2013 (the “2013 Audit NOPV”). The 2013 Audit NOPV alleges that the Partnership committed probable violations of various federal pipeline safety regulations by failing to document, or inadequately documenting, certain activities. On October 12, 2015, the Partnership filed a response to the 2013 Audit NOPV. By letter dated September 21, 2017, PHMSA issued a Final Order in this matter withdrawing one alleged violation and affirming a second. With regard to the second violation, PHMSA further determined that compliance had been achieved and included no compliance terms related to it in the Final Order. We therefore consider this matter closed.

In late May of 2015, the California Attorney General’s Office and the District Attorney’s office for the County of Santa Barbara began investigating the Line 901 incident to determine whether any applicable state or local laws had been violated.  On May 16, 2016, PAA and one of its employees were charged by a California state grand jury, pursuant to an indictment filed in California Superior Court, Santa Barbara County (the “May 2016 Indictment”), with alleged violations of California law in connection with the Line 901 incident.  The May 2016 Indictment included a total of 46 counts, 36 of which were misdemeanor charges relating to wildlife allegedly taken as a result of the accidental release. The remaining 10 counts relate to the release of crude oil or reporting of the release. PAA believes that the criminal charges (including the three felony charges) are unwarranted and that neither PAA nor any of its employees engaged in any criminal behavior at any time in connection with this accident. PAA intends to continue to vigorously defend itself against the charges. On July 28, 2016, at an arraignment hearing held in California Superior Court in Santa Barbara County, PAA pled not guilty to all counts.

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

Taking the foregoing into account, as of September 30, 2017, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $300 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments and certain third party claims settlements, as well as estimates for fines, penalties and certain legal fees. We accrued such estimate of aggregate total costs to “Field operating costs” primarily during 2015. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the duration of the natural resource damage assessment process and the ultimate amount of damages determined, (ii) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits, (iii) the determination and calculation of fines and penalties, but excluding fines and penalties that are not probable and reasonably estimable and (iv) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits, claims and investigations that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. In addition, with respect to fines and penalties, the ultimate amount of any fines and penalties assessed against us depends on a wide variety of factors, many of which are not estimable at this time. Where fines and penalties are probable and estimable, we have included them in our estimate, although such estimates could turn out to be wrong. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of September 30, 2017, we had a remaining undiscounted gross liability of $64 million related to this event, of which approximately $36 million is presented as a current liability in “Accounts payable and accrued liabilities” on our Condensed Consolidated Balance Sheet, with the remainder presented in “Other long-term liabilities and deferred credits”. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through September 30, 2017, we had collected, subject to customary reservations, $166 million out of the approximate $205 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of September 30, 2017, we have recognized a receivable of approximately $39 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Of this amount, approximately $18 million is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet, with the remainder in “Other long-term assets, net”. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as natural resource damage assessment and compensation, legal, professional and regulatory costs, in addition to fines and penalties, during future periods.

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

The following tables reflect certain financial data for each segment (in millions):

Three Months Ended September 30, 2017	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment (1)	Total
Revenues:
External customers (1)	$274	$140	$5,573	$(114)	$5,873
Intersegment (2)	172	151	1	114	438
Total revenues of reportable segments	$446	$291	$5,574	$—	$6,311
Equity earnings in unconsolidated entities	$80	$—	$—		$80
Segment adjusted EBITDA	$363	$182	$(56)		$489
Maintenance capital	$32	$28	$3		$63

Three Months Ended September 30, 2016	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment (1)	Total
Revenues:
External customers (1)	$227	$135	$4,876	$(68)	$5,170
Intersegment (2)	174	147	3	68	392
Total revenues of reportable segments	$401	$282	$4,879	$—	$5,562
Equity earnings in unconsolidated entities	$46	$—	$—		$46
Segment adjusted EBITDA	$308	$171	$(17)		$462
Maintenance capital	$29	$15	$3		$47

Nine Months Ended September 30, 2017	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment (1)	Total
Revenues:
External customers (1)	$757	$410	$17,749	$(298)	$18,618
Intersegment (2)	503	463	8	298	1,272
Total revenues of reportable segments	$1,260	$873	$17,757	$—	$19,890
Equity earnings in unconsolidated entities	$201	$—	$—		$201
Segment adjusted EBITDA	$933	$550	$(32)		$1,451
Maintenance capital	$89	$94	$11		$194

Nine Months Ended September 30, 2016	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment (1)	Total
Revenues:
External customers (1)	$711	$405	$13,344	$(229)	$14,231
Intersegment (2)	477	412	9	229	1,127
Total revenues of reportable segments	$1,188	$817	$13,353	$—	$15,358
Equity earnings in unconsolidated entities	$133	$—	$—		$133
Segment adjusted EBITDA	$863	$497	$208		$1,568
Maintenance capital	$86	$32	$10		$128

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

Segment Adjusted EBITDA Reconciliation

The following table reconciles segment adjusted EBITDA to net income attributable to PAA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Segment adjusted EBITDA	$489	$462	$1,451	$1,568
Adjustments (1):
Depreciation and amortization of unconsolidated entities (2)	(13)	(13)	(31)	(38)
Gains/(losses) from derivative activities net of inventory valuation adjustments (3)	(216)	52	86	(189)
Long-term inventory costing adjustments (4)	16	(38)	2	6
Deficiencies under minimum volume commitments, net (5)	(8)	(25)	(5)	(59)
Equity-indexed compensation expense (6)	(7)	(8)	(18)	(23)
Net gain/(loss) on foreign currency revaluation (7)	14	(2)	27	(4)
Line 901 incident (8)	—	—	(12)	—
Significant acquisition-related expenses (9)	—	—	(6)	—
Depreciation and amortization	(151)	(33)	(401)	(351)
Interest expense, net	(134)	(113)	(390)	(339)
Other income/(expense), net	(1)	17	(6)	46
Income/(loss) before tax	(11)	299	697	617
Income tax benefit/(expense)	45	(1)	(30)	(15)
Net income	34	298	667	602
Net income attributable to noncontrolling interests	(1)	(1)	(2)	(3)
Net income attributable to PAA	$33	$297	$665	$599

(1)	Represents adjustments utilized by our CODM in the evaluation of segment results.

(2)	Includes our proportionate share of the depreciation and amortization and gains or losses on significant asset sales of equity method investments.

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

(9)
Includes acquisition-related expenses associated with the ACC Acquisition. See Note 6 for additional discussion. An adjustment for these non-recurring expenses is included in the calculation of segment adjusted EBITDA for the three and nine months ended September 30, 2017 as our CODM does not view such expenses as integral to understanding our core segment operating performance. Acquisition-related expenses for the 2016 period were not significant to segment adjusted EBITDA.

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

Executive Summary

Company Overview

We own and operate midstream energy infrastructure and provide logistics services primarily for crude oil, NGL and natural gas. We own an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins and transportation corridors and at major market hubs in the United States and Canada. We were formed in 1998, and our operations are conducted directly and indirectly through our operating subsidiaries and are managed through three operating segments: Transportation, Facilities and Supply and Logistics. See “—Results of Operations —Analysis of Operating Segments” for further discussion.

Overview of Operating Results, Capital Investments and Other Significant Activities

During the first nine months of 2017, we recognized net income attributable to PAA of $665 million as compared to net income attributable to PAA of $599 million recognized during the first nine months of 2016. Our financial results for the comparative periods were impacted by:

•
The favorable impact of contributions from our recently completed acquisitions and capital expansion projects and gains on certain derivative instruments, partially offset by less favorable crude oil and NGL market conditions and margin compression caused by continued intense competition;

•	Higher interest expense primarily related to financing activities associated with our capital investments;

•
Higher depreciation and amortization expense largely driven by (i) recently acquired assets, (ii) the completion of various capital expansion projects and (iii) net losses from non-core assets sales and joint venture formations recognized in the 2017 period, compared to net gains from such activities in 2016, all partially offset by impairment losses recognized during the 2016 period; and

•	The mark-to-market of our Preferred Distribution Rate Reset Option, resulting in a smaller gain in the current period compared to the prior period.

See further discussion of our segment operating results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below.

We invested $893 million in midstream infrastructure projects during the nine months ended September 30, 2017, and we expect expansion capital for the full year of 2017 to be approximately $1.050 billion. Additionally, in February 2017, we acquired a crude oil gathering system located in the Northern Delaware Basin for approximately $1.217 billion and a marine propane terminal for $41 million. In April 2017, we completed the formation of a 50/50 joint venture, which subsequently acquired a crude oil pipeline located in the Southern Delaware Basin for $133 million. For our 50% share ($66.5 million), we contributed approximately 1.3 million common units and approximately $26 million in cash. To fund such capital activities, we sold approximately 54.1 million common units for net proceeds of approximately $1.7 billion. In addition, we have continued to advance our divestiture program, completing non-core asset sales during the first nine months of 2017 for cash proceeds of approximately $407 million. We also paid approximately $1.168 billion of cash distributions to our common unitholders during the nine months ended September 30, 2017.

On August 25, 2017, we announced that we were implementing an action plan to strengthen our balance sheet and reduce leverage, adopt a distribution approach underpinned by fee-based business activities and position ourself for future distribution growth. The action plan, which was endorsed by the PAGP GP Board, includes our intent to:

•
Reset our annualized distribution per common unit to $1.20, starting with the third-quarter distribution payable in November 2017, which would reduce annual distribution outflow by approximately $725 million per year, representing approximately $1.1 billion over 6 quarters;

•	Complete pending and/or in-progress non-core/strategic asset sales totaling approximately $700 million;

•	Reduce our hedged crude oil and NGL inventory volumes and related debt by approximately $300 million (based on current prices);

•	Fund our second-half 2017 and full-year 2018 expansion capital program with a combination of non-convertible, perpetual preferred equity and a portion of the non-core asset sales proceeds; and

•	Apply retained cash flows and remaining asset sales proceeds to steadily reduce our total debt as of June 30, 2017 by approximately $1.4 billion through March 31, 2019.

There can be no assurance that we will achieve these objectives, or that they will be achieved within our desired time frame or in the desired amounts. Achievement of these objectives is subject to risks and uncertainties, many of which are outside of our control. Please see “Risk Factors—Risks Related to Our Business” discussed in Item 1A of our 2016 Annual Report on Form 10-K.

Over the last several months, we have taken a number of steps toward the achievement of our objective to strengthen our balance sheet and reduce leverage, including:

•	Resetting our annualized distribution per common unit to $1.20 for the third-quarter distribution payable in November 2017;

•
Reducing hedged inventory related borrowings at the end of the third quarter by approximately $200 million (as compared to the end of the second quarter), with the expectation to reduce these borrowings by an additional $100 million or more over the next quarter or two, assuming current commodity prices;

•	Completing the issuance of 800,000 Series B preferred units for net proceeds of $788 million; and

•
Completing sales of assets or joint venture formations for aggregate proceeds of approximately $385 million, and entering into definitive agreements for additional asset sales, which are expected to close by the end of 2017 or early 2018 and substantially complete our $700 million targeted program.

Other Recent Developments - Assets Placed in Service. Construction on the Diamond Pipeline, in which we own a 50% interest, was substantially completed in late October, and will commence linefill operations in early to mid-November 2017. We expect to begin commercial operations in December 2017. We have also completed our new STACK JV pipeline project, in which we own a 50% interest, which will be placed into service in early to mid-November 2017.

Acquisitions and Capital Projects

The following table summarizes our expenditures for acquisition capital, expansion capital and maintenance capital (in millions):

	Nine Months Ended September 30,
	2017	2016
Acquisition capital (1) (2)	$1,325	$289
Expansion capital (2) (3)	893	1,065
Maintenance capital (3)	194	128
	$2,412	$1,482

(1)
Acquisition capital for the first nine months of 2017 primarily relates to the ACC Acquisition. See Note 6 to our Condensed Consolidated Financial Statements for further discussion regarding our acquisition activities.

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

Expansion Capital Projects

The following table summarizes our notable projects in progress during 2017 and the estimated cost for the year ending December 31, 2017 (in millions):

Projects	2017
Diamond Pipeline (1)	$300
Permian Basin Area Systems Projects	235
Fort Saskatchewan Facility Projects	75
STACK Projects (1)	55
Cushing Terminal Expansions	40
Corpus Christi JV Dock (1)	30
St. James Terminal Projects	10
Other Projects	305
Total Projected 2017 Expansion Capital Expenditures	$1,050

(1)	Represents contributions related to our 50% investment interest.

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data).

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Transportation segment adjusted EBITDA (1)	$363	$308	$55	18%	$933	$863	$70	8%
Facilities segment adjusted EBITDA (1)	182	171	11	6%	550	497	53	11%
Supply and Logistics segment adjusted EBITDA (1)	(56)	(17)	(39)	(229)%	(32)	208	(240)	(115)%
Adjustments:
Depreciation and amortization of unconsolidated entities	(13)	(13)	—	—%	(31)	(38)	7	18%
Selected items impacting comparability - segment adjusted EBITDA	(201)	(21)	(180)	**	74	(269)	343	**
Depreciation and amortization	(151)	(33)	(118)	(358)%	(401)	(351)	(50)	(14)%
Interest expense, net	(134)	(113)	(21)	(19)%	(390)	(339)	(51)	(15)%
Other income/(expense), net	(1)	17	(18)	(106)%	(6)	46	(52)	(113)%
Income tax benefit/(expense)	45	(1)	46	**	(30)	(15)	(15)	(100)%
Net income	34	298	(264)	(89)%	667	602	65	11%
Net income attributable to noncontrolling interests	(1)	(1)	—	—%	(2)	(3)	1	33%
Net income attributable to PAA	$33	$297	$(264)	(89)%	$665	$599	$66	11%

Basic net income/(loss) per common unit	$(0.01)	$0.40	$(0.41)	**	$0.77	$0.27	$0.50	**
Diluted net income/(loss) per common unit	$(0.01)	$0.40	$(0.41)	**	$0.76	$0.27	$0.49	**
Basic weighted average common units outstanding	725	401	324	**	714	399	315	**
Diluted weighted average common units outstanding	725	402	323	**	715	400	315	**

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

The following table sets forth the reconciliation of these non-GAAP financial performance measures from Net Income (in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2017	2016	$	%	2017	2016	$	%
Net income	$34	$298	$(264)	(89)%	$667	$602	$65	11%
Add/(Subtract):
Interest expense, net	134	113	21	19%	390	339	51	15%
Income tax expense/(benefit)	(45)	1	(46)	**	30	15	15	100%
Depreciation and amortization	151	33	118	358%	401	351	50	14%
Depreciation and amortization of unconsolidated entities (1)	13	13	—	—%	31	38	(7)	(18)%
Selected Items Impacting Comparability - Adjusted EBITDA:
(Gains)/losses from derivative activities net of inventory valuation adjustments (2)	216	(52)	268	**	(86)	189	(275)	**
Long-term inventory costing adjustments (3)	(16)	38	(54)	**	(2)	(6)	4	**
Deficiencies under minimum volume commitments, net (4)	8	25	(17)	**	5	59	(54)	**
Equity-indexed compensation expense (5)	7	8	(1)	**	18	23	(5)	**
Net (gain)/loss on foreign currency revaluation (6)	(14)	2	(16)	**	(27)	4	(31)	**
Line 901 incident (7)	—	—	—	**	12	—	12	**
Significant acquisition-related expenses (8)	—	—	—	**	6	—	6	**
Selected Items Impacting Comparability - segment adjusted EBITDA	201	21	180	**	(74)	269	(343)	**
Losses from derivative activities (2)	(2)	(17)	15	**	—	(42)	42	**
Net (gain)/loss on foreign currency revaluation (6)	3	1	2	**	7	(3)	10	**
Selected Items Impacting Comparability - Adjusted EBITDA (9)	$202	$5	$197	**	$(67)	$224	$(291)	**
Adjusted EBITDA (9)	489	463	26	6%	1,452	1,569	(117)	(7)%
Interest expense, net (10)	(121)	(109)	(12)	(11)%	(367)	(327)	(40)	(12)%
Maintenance capital (11)	(63)	(47)	(16)	(34)%	(194)	(128)	(66)	(52)%
Current income tax benefit/(expense)	1	(4)	5	125%	(9)	(45)	36	80%
Adjusted equity earnings in unconsolidated entities, net of distributions (12)	(7)	(9)	2	**	11	(20)	31	**
Distributions to noncontrolling interests (13)	—	(1)	1	100%	(1)	(3)	2	67%
Implied DCF (14)	$299	$293	$6	2%	$892	$1,046	$(154)	(15)%
Distributions paid (13)	(218)	(328)			(1,016)	(1,194)
DCF Excess/(Shortage) (15)	$81	$(35)			$(124)	$(148)

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

(8)	Includes acquisition-related expenses associated with the ACC Acquisition. See Note 6 to our Condensed Consolidated Financial Statements for additional information.

(9)	Adjusted EBITDA includes Other income/(expense), net adjusted for selected items impacting comparability. Segment adjusted EBITDA is exclusive of such amounts.

(10)	Excludes certain non-cash items impacting interest expense such as amortization of debt issuance costs and terminated interest rate swaps.

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

(14)
Including net costs recognized during the periods related to the Line 901 incident that occurred in May 2015, Implied DCF would have been $880 million for the nine months ended September 30, 2017, respectively. See Note 12 to our Condensed Consolidated Financial Statements for additional information regarding the Line 901 incident.

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

The following tables set forth our operating results from our Transportation segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2017	2016	$	%	2017	2016	$	%
Revenues	$446	$401	$45	11%	$1,260	$1,188	$72	6%
Purchases and related costs	(29)	(24)	(5)	(21)%	(74)	(69)	(5)	(7)%
Field operating costs (2)	(134)	(133)	(1)	(1)%	(427)	(406)	(21)	(5)%
Equity-indexed compensation expense - field operating costs	(2)	(3)	1	**	(9)	(9)	—	**
Segment general and administrative expenses (2) (3)	(22)	(22)	—	—%	(70)	(67)	(3)	(4)%
Equity-indexed compensation expense - general and administrative	(3)	(4)	1	**	(8)	(10)	2	**
Equity earnings in unconsolidated entities	80	46	34	74%	201	133	68	51%

Adjustments (4):
Depreciation and amortization of unconsolidated entities	13	13	—	—%	31	38	(7)	(18)%
Deficiencies under minimum volume commitments, net	11	30	(19)	**	2	54	(52)	**
Equity-indexed compensation expense	3	4	(1)	**	9	11	(2)	**
Line 901 incident	—	—	—	**	12	—	12	**
Significant acquisition-related expenses	—	—	—	**	6	—	6	**
Segment adjusted EBITDA	$363	$308	$55	18%	$933	$863	$70	8%
Maintenance capital	$32	$29	$3	10%	$89	$86	$3	3%
Segment adjusted EBITDA per barrel	$0.74	$0.73	$0.01	1%	$0.67	$0.68	$(0.01)	(1)%

Average Daily Volumes	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in thousands of barrels per day) (5)	2017	2016	Volumes	%	2017	2016	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (6)	2,963	2,162	801	37%	2,732	2,129	603	28%
South Texas / Eagle Ford (6)	362	263	99	38%	341	283	58	20%
Western	190	194	(4)	(2)%	186	193	(7)	(4)%
Rocky Mountain (6)	426	475	(49)	(10)%	418	448	(30)	(7)%
Gulf Coast	359	423	(64)	(15)%	362	538	(176)	(33)%
Central (6)	424	403	21	5%	419	393	26	7%
Canada	351	379	(28)	(7)%	359	384	(25)	(7)%
Crude oil pipelines	5,075	4,299	776	18%	4,817	4,368	449	10%
NGL pipelines	172	185	(13)	(7)%	169	182	(13)	(7)%
Tariff activities total volumes	5,247	4,484	763	17%	4,986	4,550	436	10%
Trucking volumes	94	118	(24)	(20)%	102	113	(11)	(10)%
Transportation segment total volumes	5,341	4,602	739	16%	5,088	4,663	425	9%

**    Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs and expenses include intersegment amounts.

(2)	Field operating costs and Segment general and administrative expenses exclude equity-indexed compensation expense, which is presented separately in the table above.

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

 Revenues, Equity Earnings in Unconsolidated Entities and Volumes. The following table presents variances in revenues and equity earnings in unconsolidated entities by region for the comparative periods presented:

	Favorable/(Unfavorable) Variance Three Months Ended September 30, 2017-2016		Favorable/(Unfavorable) Variance Nine Months Ended September 30, 2017-2016
(in millions)	Revenues	Equity Earnings	Revenues	Equity Earnings
Tariff and trucking activities:
Permian Basin region	$60	$9	$129	$17
South Texas / Eagle Ford region	—	20	(6)	31
Rocky Mountain region	—	4	(13)	10
Gulf Coast region	(3)	—	(20)	—
Other (including trucking and pipeline loss allowance revenue)	(12)	1	(18)	10
Total variance	$45	$34	$72	$68

•
Permian Basin region — The increase in revenues for the comparative 2017 periods presented was largely driven by (i) higher volumes on our Cactus pipeline due to stronger demand in the Corpus Christi market and to third-party terminals, which also favorably impacted volumes on our McCamey pipeline system, (ii) results from the ACC System, which we acquired in February 2017, and (iii) increased production and new lease connections to our gathering systems in the Permian Basin.

Equity earnings increased due to higher earnings from our 50% interest in BridgeTex Pipeline Company, LLC resulting from higher volumes in the 2017 periods.

•
South Texas / Eagle Ford region — Equity earnings from our 50% interest in Eagle Ford Pipeline LLC increased over the periods presented primarily due to higher volumes from our Cactus pipeline related to stronger demand in the Corpus Christi market and to third-party terminals.

•
Rocky Mountain region — The decrease in revenues for the nine-month comparative period was largely driven by (i) lower volumes due to downtime on our Wahsatch pipeline, which we proactively shut down for approximately 30 days during the first quarter of 2017 as a precautionary measure in response to indications of soil movement identified by our monitoring systems, and (ii) the sale of 50% of our investment in Cheyenne Pipeline in June 2016, subsequent to which it was accounted for under the equity method of accounting.

Equity earnings for the nine-month comparative period increased primarily due to contributions from (i) our 40% investment in Saddlehorn Pipeline Company, LLC, which began operations in the third quarter of 2016, and (ii) our 50% investment in Cheyenne Pipeline, as discussed above. Such increases were partially offset by decreased equity earnings from our 35.67% interest in White Cliffs Pipeline LLC due to lower volumes on the joint venture pipeline.

•
Gulf Coast region — Revenues and volumes decreased for the comparative three-month period primarily due to lower refinery demand on our Pascagoula pipeline and fewer spot shippers on Capline pipeline for the 2017 period. The nine-month comparative period was further impacted by the sale of certain of our Gulf Coast pipelines in March 2016 and July 2016.

Adjustments: Deficiencies under minimum volume commitments, net. Many industry infrastructure projects developed and completed over the last several years were underpinned by long-term minimum volume commitment contracts whereby the shipper, based on an expectation of continued production growth, agreed to either: (i) ship and pay for certain stated volumes or (ii) pay the agreed upon price for a minimum contract quantity. During the 2016 and 2017 periods presented in the table above, we had net collections for deficiencies under minimum volume commitments resulting in deferred revenues and an increase to Segment adjusted EBITDA. However, such net collections in the 2017 periods were partially offset by (i) shippers utilizing credits associated with previous deficiencies or (ii) credits expiring, which resulted in the recognition of previously deferred revenue.

Field Operating Costs. The increase in field operating costs (excluding equity-indexed compensation expense) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to an increase in estimated costs associated with the Line 901 incident (which impact our field operating costs but are excluded from segment adjusted EBITDA and thus are reflected as an “Adjustment” in the table above), an increase in power costs resulting from higher volumes and incremental operating costs from the Alpha Crude Connector acquisition in February 2017, partially offset by cost reduction efforts and decreased costs due to the sale of certain Gulf Coast pipelines as noted above.

 Equity-Indexed Compensation Expense. The following table presents total equity-indexed compensation expense by segment (in millions):

	Three Months Ended September 30,		Variance	Nine Months Ended September 30,		Variance
Operating Segment	2017	2016		2017	2016
Transportation	$5	$7	$(2)	$17	$19	$(2)
Facilities	3	3	—	7	10	(3)
Supply and Logistics	2	4	(2)	9	11	(2)
	$10	$14	$(4)	$33	$40	$(7)

Across all segments, equity-indexed compensation expense decreased by $4 million and $7 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016, primarily due to a decrease in unit price for both the three and nine months ended September 30, 2017, compared to an increase in unit price for the same periods in 2016, partially offset by more probable awards outstanding during the three and nine months ended September 30, 2017 compared to the same periods in 2016. See Note 16 to our Consolidated Financial Statements included in Part IV of our 2016 Annual Report on Form 10-K for additional information regarding our equity-indexed compensation plans.

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

The following tables set forth our operating results from our Facilities segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2017	2016	$	%	2017	2016	$	%
Revenues	$291	$282	$9	3%	$873	$817	$56	7%
Natural gas related costs	(3)	(6)	3	50%	(19)	(17)	(2)	(12)%
Field operating costs (2)	(88)	(85)	(3)	(4)%	(256)	(258)	2	1%
Equity-indexed compensation expense - field operating costs	(1)	(1)	—	**	(2)	(3)	1	**
Segment general and administrative expenses (2) (3)	(16)	(15)	(1)	(7)%	(50)	(44)	(6)	(14)%
Equity-indexed compensation expense - general and administrative	(2)	(2)	—	**	(5)	(7)	2	**

Adjustments (4):
Deficiencies under minimum volume commitments, net	(3)	(5)	2	**	3	5	(2)	**
(Gains)/losses from derivative activities net of inventory valuation adjustments	2	1	1	**	3	—	3	**
Net (gain)/loss on foreign currency revaluation	—	—	—	**	—	(1)	1	**
Equity-indexed compensation expense	2	2	—	**	3	5	(2)	**
Segment adjusted EBITDA	$182	$171	$11	6%	$550	$497	$53	11%
Maintenance capital	$28	$15	$13	87%	$94	$32	$62	194%
Segment adjusted EBITDA per barrel	$0.47	$0.43	$0.04	9%	$0.47	$0.43	$0.04	9%

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Volumes (5)	2017	2016	Volumes	%	2017	2016	Volumes	%
Crude oil, refined products and NGL terminalling and storage (average monthly capacity in millions of barrels)	112	109	3	3%	112	106	6	6%
Rail load / unload volumes (average volumes in thousands of barrels per day)	30	73	(43)	(59)%	38	97	(59)	(61)%
Natural gas storage (average monthly working capacity in billions of cubic feet) (6)	67	97	(30)	(31)%	87	97	(10)	(10)%
NGL fractionation (average volumes in thousands of barrels per day)	131	119	12	10%	125	113	12	11%
Facilities segment total volumes (average monthly volumes in millions of barrels) (7)	128	131	(3)	(2)%	131	129	2	2%

**    Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs and expenses include intersegment amounts.

(2)	Field operating costs and Segment general and administrative expenses exclude equity-indexed compensation expense, which is presented separately in the table above.

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

(6)
The decrease in average monthly working capacity of natural gas storage facilities was driven by adjustments for (i) the sale of our Bluewater facility in June 2017, (ii) changes in base gas and (iii) the net capacity change between capacity additions from fill and dewater operations and capacity losses from salt creep.

(7)
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

Revenues and Volumes. Variances in revenues and average monthly volumes for the comparative periods were driven by:

•
NGL Storage, NGL Fractionation and Canadian Natural Gas Processing — Revenues increased by $23 million and $82 million for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to contributions from the Western Canada NGL assets we acquired in August 2016 and increased storage capacity at our Fort Saskatchewan facility, as well as higher fees at certain of our NGL storage and fractionation facilities, which were largely incurred in our Supply and Logistics segment results.

•
Rail Terminals — Revenues decreased by $9 million and $25 million for the three and nine months ended September 30, 2017, respectively, compared to the three and nine months ended September 30, 2016 primarily due to lower volumes at our U.S. terminals resulting from less favorable market conditions. The decrease for the nine-month period was partially offset by revenues and volumes from our Fort Saskatchewan rail terminal that came on line in April 2016.

•
Crude Oil Storage — Revenues increased by $1 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and decreased by $3 million for the nine months ended September 30, 2017 compared to the same 2016 period. Both of the 2017 periods were positively impacted by increased revenues from our Cushing terminal due to capacity expansions of approximately 2 million barrels and increased terminal throughput. These positive results were offset (i) for the three-month comparative period, by decreased marine activity and (ii) for the nine-month comparative period, by decreased utilization at certain of our West Coast terminals and the sale of certain of our East Coast terminals in April 2016.

Field Operating Costs. The decrease in field operating costs (excluding equity-indexed compensation expense) for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily due to reduced rail activity, cost reduction efforts and the sales of our Bluewater natural gas storage facility in June 2017 and certain of our East Coast terminals in April 2016. Such decreases were largely offset by an increase in operating costs associated with the Western Canada NGL assets acquired in August 2016 and increased power costs. The three-month comparative period was also impacted by property tax refunds received during the third quarter of 2016.

Equity-indexed compensation expense. See “—Analysis of Operating Segments—Transportation Segment” for discussion of equity-indexed compensation expense for the periods presented.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The increase in maintenance capital for the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily due to increased investment in our integrity management program, primarily on assets at our Southern California terminals.

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

The following tables set forth our operating results from our Supply and Logistics segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2017	2016	$	%	2017	2016	$	%
Revenues	$5,574	$4,879	$695	14%	$17,757	$13,353	$4,404	33%
Purchases and related costs	(5,729)	(4,788)	(941)	(20)%	(17,407)	(13,031)	(4,376)	(34)%
Field operating costs (2)	(62)	(70)	8	11%	(193)	(226)	33	15%
Equity-indexed compensation expense - field operating costs	—	—	—	**	—	(1)	1	**
Segment general and administrative expenses (2) (3)	(23)	(23)	—	—%	(68)	(72)	4	6%
Equity-indexed compensation expense - general and administrative	(2)	(4)	2	**	(9)	(10)	1	**

Adjustments (4):
(Gains)/losses from derivative activities net of inventory valuation adjustments	214	(53)	267	**	(89)	189	(278)	**
Long-term inventory costing adjustments	(16)	38	(54)	**	(2)	(6)	4	**
Net (gain)/loss on foreign currency revaluation	(14)	2	(16)	**	(27)	5	(32)	**
Equity-indexed compensation expense	2	2	—	**	6	7	(1)	**
Segment adjusted EBITDA	$(56)	$(17)	$(39)	(229)%	$(32)	$208	$(240)	(115)%
Maintenance capital	$3	$3	$—	—%	$11	$10	$1	10%
Segment adjusted EBITDA per barrel	$(0.54)	$(0.16)	$(0.38)	(238)%	$(0.10)	$0.67	$(0.77)	(115)%

Average Daily Volumes	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in thousands of barrels per day)	2017	2016	Volumes	%	2017	2016	Volumes	%
Crude oil lease gathering purchases	929	883	46	5%	929	894	35	4%
NGL sales	202	207	(5)	(2)%	254	230	24	10%
Waterborne cargos	—	8	(8)	**	2	7	(5)	**
Supply and Logistics segment total	1,131	1,098	33	3%	1,185	1,131	54	5%

**    Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs include intersegment amounts.

(2)	Field operating costs and Segment general and administrative expenses exclude equity-indexed compensation expense, which is presented separately in the table above.

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

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High
Three months ended September 30, 2017	$44	$52
Three months ended September 30, 2016	$40	$49

Nine months ended September 30, 2017	$43	$54
Nine months ended September 30, 2016	$26	$51

Because the commodities that we buy and sell are generally indexed to the same pricing indices for both sales and purchases, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. The absolute amount of our revenues and purchases increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to higher crude oil prices. Additionally, revenues and purchases were impacted by net gains and losses from certain derivative activities during the periods.

Historically, we expected a base level of earnings from our Supply and Logistics segment from the assets employed by this segment. However, over the last 18 to 24 months, competition has increased significantly and, combined with recent and current market conditions, predicting such base level of earnings has been difficult. Our Supply and Logistics segment earnings may be optimized and enhanced when there is a high level of market volatility, favorable basis differentials and/or a steep contango market structure. During certain transitional periods, such as the current extended period of lower crude oil prices, increased competition, low volatility and tight differentials, our ability to generate earnings in this segment is reduced and our segment earnings can be adversely impacted by activities designed to increase utilization of certain of our pipeline and facilities assets. These factors, in combination with overcapacity of midstream assets in certain regions and increased competition that currently exists in most crude oil producing regions, make predicting and then generating baseline-level performance challenging. Our NGL operations are also impacted by similar competitive pressures. In addition, our NGL operations are sensitive to weather-related demand, particularly during the approximate five-month peak heating season of November through March, and temperature differences from period-to-period may have a significant effect on NGL demand and thus our financial performance.

The following is a discussion of items impacting Supply and Logistics segment operating results for the periods indicated.

Net Revenues and Volumes. Our Supply and Logistics segment revenues, net of purchases and related costs, decreased by $246 million for the three months ended September 30, 2017 compared to the three months ended September 30, 2016 and increased by $28 million for the nine months ended September 30, 2017 compared to the same period in 2016. The nine-month comparative period was impacted by gains from certain derivative activities (as discussed further below) that more than offset lower results from less favorable market conditions. The following summarizes the significant items impacting the comparative periods:

•
Crude Oil Operations — Net revenues from our crude oil supply and logistics activities decreased for the three and nine months ended September 30, 2017 as compared to the same periods in 2016, primarily due to lower unit margins from continued and intensifying competition, largely due to overbuilt infrastructure underwritten with volume commitments, and the effect of such on differentials, which reduced arbitrage opportunities. See the “Outlook” section below for additional discussion of recent market conditions.

•
NGL Operations — Net revenues from our NGL operations increased slightly for the three months ended September 30, 2017 compared to the same period in 2016 due to higher propane sales margins, which are primarily timing-related within the 2017-2018 heating season, partially offset by higher storage and processing fees for the 2017 period, which were largely offset in our Facilities segment results.

Net revenues from our NGL operations decreased for the nine months ended September 30, 2017 as compared to the same period in 2016, largely due to (i) higher supply costs and tighter differentials driven by competition, which more than offset higher sales volume from the Western Canada NGL assets acquired in August 2016, (ii) warmer weather during the 2016-2017 heating season and (iii) higher storage and processing fees for the 2017 period, which were largely offset in our Facilities segment results. These decreases were partially offset by higher propane sales margins in the third quarter of 2017, as discussed above.

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

Field Operating Costs. The decrease in field operating costs (excluding equity-indexed compensation expense) for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 was primarily due to lower trucking costs as pipeline expansion projects were placed into service.

Equity-indexed compensation expense. See “—Analysis of Operating Segments—Transportation Segment” for discussion of equity-indexed compensation expense for the periods presented.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense increased for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016 primarily due to (i) additional depreciation and amortization expense associated with recently acquired assets, (ii) the completion of various capital expansion projects during the comparative periods, (iii) an acceleration of depreciation on certain pipeline and rail assets to reflect a change in their estimated useful lives and (iv) the write-off of approximately $6 million and $13 million of costs during 2017 and 2016, respectively, resulting from the discontinuation of certain capital projects. Depreciation and amortization expense was further impacted by net losses for the three and nine months ended September 30, 2017 of approximately $15 million and $15 million, respectively, and net gains for the three and nine months ended September 30, 2016 of approximately $84 million and $100 million, respectively, associated with sales of non-core assets and joint venture formations during the periods. For the nine-month comparative periods, such increases were partially offset by the impact during the second quarter of 2016 of impairment losses of approximately $80 million associated with certain of our rail and other terminal assets and an $18 million charge related to assets taken out of service.

Interest Expense

The increase in interest expense for the three and nine months ended September 30, 2017 over the three and nine months ended September 30, 2016 was primarily due to (i) a higher weighted average debt balance during the 2017 periods and (ii) losses of $8 million and $10 million recognized during the three and nine months ended September 30, 2017, respectively, due to anticipated hedged transactions being probable of not occurring. The nine-month comparative period was further impacted by lower capitalized interest in the 2017 period driven by fewer capital projects under construction.

Other Income/(Expense), Net

The decrease in Other income/(expense), net for the three and nine months ended September 30, 2017 compared to the same periods in 2016 was primarily related to the mark-to-market adjustment of our Preferred Distribution Rate Reset Option, which was a gain of $2 million and a gain of less than $1 million for the three and nine months ended September 30, 2017, respectively, compared to gains of $17 million and $42 million for the three and nine months ended September 30, 2016, respectively. See Note 10 to our Condensed Consolidated Financial Statements for additional information. Excluding such impacts, Other income/(expense), net for the periods presented was primarily comprised of gains or losses from the revaluation of foreign currency transactions and monetary assets and liabilities.

Income Tax Expense

The net income tax benefit for the three months ended September 30, 2017 resulted primarily from derivative mark-to-market losses in our Canadian operations and was a favorable variance from the income tax expense in the comparable 2016 period. Income tax expense increased for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 primarily due to higher year-over-year income as impacted by fluctuations in derivative mark-to-market valuations in our Canadian operations.

Outlook

Market Overview and Outlook

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Market Overview and Outlook” included in Item 7 of our 2016 Annual Report on Form 10-K for a discussion of historical crude oil market conditions and our view on potential drilling and production activity levels. The increase in crude oil prices during the fourth quarter of 2016 and early 2017 led to increased rig activity in areas where we anticipated production levels to increase, most notably the Permian Basin and the STACK resource play in Oklahoma. In the third quarter of 2017, crude oil prices trended in line with the second quarter average.

Rig activity during the third quarter continued to increase for the Lower 48 onshore producing basins in aggregate, but at a much slower rate than the second quarter. This aggregate increase includes reduced rig activity in certain of the Lower 48 onshore producing basins, which was offset by an 8% increase in rig activity in the Permian Basin by adding approximately 28 rigs over the ensuing three month period. However, we expect a continuation of a time lag between increased drilling activity and increased production as producers shift to multiple well pad operations and delayed scheduling of completion activities. These trends have led to a rising inventory of drilled but uncompleted (“DUC”) wells in the Permian Basin. According to the U.S. Energy Information Administration, in the Permian Basin alone, DUC inventory has increased by nearly 1,200 DUCs since the beginning of 2016, with total current inventory of approximately 2,400 DUCs. Approximately 80% of this increase in DUC inventory accumulated within the first nine months of 2017, during which DUC additions averaged approximately 100 per month. While the timing of DUC completion activity is difficult to forecast, DUC inventory and increases in well productivity could have a positive impact on either the rate of production growth or the ability of producers to maintain production at current levels in the event rig activity slows.

Taking all of these factors into account, we continue to expect production levels to increase in the fourth quarter of this year and during 2018. The increased production levels should continue to increase pipeline utilization in our Transportation segment. Longer term, we believe rising production levels will also provide some potential relief on the margin compression we have been experiencing within our Supply and Logistics segment. However, we can provide no assurance that an improvement in production levels and other market conditions will be achieved or that we will not be negatively impacted by declining crude oil supply, lower commodity prices, reduced producer activity levels, competition for incremental volumes, reduced margins, low levels of volatility, challenging capital markets conditions or other related factors. A low crude oil price environment could have a material adverse impact on drilling and completion activity. Additionally, construction of additional infrastructure by us and our competitors could lead to even greater levels of excess takeaway capacity in certain areas for the near- to medium-term, which could further reduce unit margins in our various segments, and which could be exacerbated by declining levels of crude oil producer activity. Specifically, our Supply and Logistics segment has been most heavily impacted by margin compression driven by factors such as these. Within our Supply and Logistics segment, our crude oil activities were the first to experience significant margin compression, and recently, our NGL activities have become adversely impacted by margin compression as well, substantially driven by increased competition in supply areas and tighter differentials between Canadian and U.S. markets. In addition, in the current environment of increased competition, relatively flat to slightly backwardated futures price curves, narrow grade differentials and low regional basis differentials in many areas, the prospects for capturing arbitrage opportunities of the type and amount that we have historically been able to capture is significantly reduced. The near-term outlook for our Supply and Logistics segment is that such conditions are likely to continue; accordingly, our earnings from our Supply and Logistics segment are difficult to forecast and we can provide no assurance that conditions will improve or that we will be able to achieve our earnings objectives in this segment. Finally, we cannot be certain that our expansion efforts will generate targeted returns or that any recently completed or future acquisition activities will be successful. See “Risk Factors—Risks Related to Our Business” discussed in Item 1A of our 2016 Annual Report on Form 10‑K.

Outlook for Certain Idled and Underutilized Assets

During 2015, we shut down Line 901 and a portion of Line 903 in California following the release of crude oil from Line 901 (see Note 12 to our Condensed Consolidated Financial Statements for additional information). During the period since these pipelines were idled, we have been assessing potential alternatives in order to return them to operation. Some of the alternatives under consideration could result in incurring costs associated with retiring certain assets or an impairment of some or all of the carrying value of the idled property and equipment, which was approximately $124 million as of September 30, 2017.

We own a 54% undivided joint interest in the Capline Pipeline (“Capline”) system, which originates in St. James, Louisiana and terminates in Patoka, Illinois. We anticipate the construction of new crude oil pipeline infrastructure and the ongoing changing crude oil flows in the United States may result in a decline in volumes on the Capline system in future years to levels that cannot sustain operations. The owners of the Capline system are considering various alternatives for the use of the pipeline system, including an assessment of the commercial potential to reverse the pipeline direction within the next several years. In early October, the operator of Capline announced that the owners of the pipeline system are launching a non-binding open season to gauge shipper interest in a possible reversal of Capline. Developments in the commercial outlook for the Capline system could result in incurring costs associated with retiring certain assets or an impairment of the carrying value of our interest in the Capline system, which was $196 million as of September 30, 2017.

Liquidity and Capital Resources

General

Our primary sources of liquidity are (i) cash flow from operating activities, (ii) borrowings under our credit facilities or commercial paper program and (iii) funds received from sales of equity and debt securities. In addition, we may supplement these sources of liquidity with proceeds from our non-core asset sales program, as further discussed below in the section entitled “—Acquisitions, Investments, Expansion Capital Expenditures and Divestitures.” Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products and other expenses and interest payments on outstanding debt, (ii) expansion and maintenance activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on our long-term debt and (v) distributions to our unitholders. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under our commercial paper program or credit facilities. In addition, we generally expect to fund our long-term needs, such as those resulting from expansion activities or acquisitions and refinancing our long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional equity or debt securities and the sale of non-core assets. As of September 30, 2017, we had a working capital deficit of $1 million and approximately $2.5 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of September 30, 2017
Availability under senior unsecured revolving credit facility (1) (2)	$1,584
Availability under senior secured hedged inventory facility (1) (2)	568
Availability under senior unsecured 364-day revolving credit facility	1,000
Amounts outstanding under commercial paper program	(698)
Subtotal	2,454
Cash and cash equivalents	33
Total	$2,487

(1)	Represents availability prior to giving effect to amounts outstanding under our commercial paper program, which reduce available capacity under the facilities.

(2)
Available capacity was reduced by outstanding letters of credit of $95 million, comprised of $16 million under the senior unsecured revolving credit facility and $79 million under the senior secured hedged inventory facility.

We believe that we have, and will continue to have, the ability to access the commercial paper program and/or credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains solid and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. Also, see Item 1A. “Risk Factors” of our 2016 Annual Report on Form 10-K for further discussion regarding such risks that may impact our liquidity and capital resources. Usage of the credit facilities, which provide the backstop for the commercial paper program, is subject to ongoing compliance with covenants. As of September 30, 2017, we were in compliance with all such covenants.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2016 Annual Report on Form 10-K.

Net cash provided by operating activities for the first nine months of 2017 and 2016 was $1.918 billion and $648 million, respectively, and primarily resulted from earnings from our operations.

Net cash provided by operating activities for the 2017 period was positively impacted by decreases in (i) the volume of crude oil inventory that we held and (ii) the margin balances required as part of our hedging activities, both of which had been funded by short-term debt. This was consistent with our plan to reduce our hedged inventory volumes, and the cash inflows associated with these items resulted in a favorable impact on our cash provided by operating activities. However, the favorable effects from such activities were partially offset by higher weighted average prices and volumes for NGL inventory that was purchased and stored at the end of the 2017 period in anticipation of the 2017-2018 heating season.

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

At September 30, 2017 and December 31, 2016, counterparty deficiencies associated with agreements that include minimum volume commitments totaled $58 million and $66 million, respectively, of which $41 million and $54 million, respectively, was recorded as deferred revenue. The remaining balance of $17 million and $12 million at September 30, 2017 and December 31, 2016, respectively, was related to deficiencies for which the counterparties had not met their contractual minimum commitments and were not reflected in our Condensed Consolidated Financial Statements as we had not yet billed or collected such amounts.

Acquisitions, Investments, Expansion Capital Expenditures and Divestitures

In addition to our operating needs discussed above, we also use cash for our acquisition activities and expansion capital projects. Historically, we have financed these expenditures primarily with cash generated by operating activities and the financing activities discussed in “—Equity and Debt Financing Activities” below. In the near term, we also intend to use proceeds from our asset sales program, as discussed further below. We have made and will continue to make capital expenditures for acquisitions, expansion capital projects and maintenance activities.

Acquisitions. During the nine months ended September 30, 2017 and 2016, we paid cash of $1.282 billion (net of cash acquired of $4 million) and $282 million (net of cash acquired of $7 million), respectively, for acquisitions. The acquisitions completed during the nine months ended September 30, 2017 primarily included the ACC System located in the Northern Delaware Basin in Southeastern New Mexico and West Texas. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding the ACC Acquisition. The ACC Acquisition was initially funded through borrowings under our senior unsecured revolving credit facility. Such borrowings were subsequently repaid with proceeds from our March 2017 issuance of common units to AAP pursuant to the Omnibus Agreement and in connection with a PAGP underwritten equity offering. Additionally, we and an affiliate of Noble Midstream Partners LP completed the acquisition of Advantage Pipeline, L.L.C. for a purchase price of $133 million through a newly formed 50/50 joint venture. For our 50% share ($66.5 million), we contributed approximately 1.3 million common units and approximately $26 million in cash.

Capital Projects. We invested approximately $893 million in midstream infrastructure during the nine months ended September 30, 2017, and we expect to invest approximately $1.050 billion during the full year ended December 31, 2017. See “—Acquisitions and Capital Projects” for detail of our projected capital expenditures for the year ending December 31, 2017. Our preliminary forecast for our 2018 expansion capital program is $700 million.

We funded a majority of our 2017 capital program with proceeds from our common unit issuances during the first quarter of 2017, and we expect to fund our remaining 2017 program and our 2018 program with proceeds from our October 2017 Series B preferred unit offering, retained cash flow and the sale of various non-core assets.

Divestitures. Our divestiture program includes the evaluation of potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners to optimize our asset portfolio and strengthen our balance sheet and leverage metrics. We received proceeds of $407 million from the sale of non-core assets during the nine months ended September 30, 2017, and during the fourth quarter of 2017, we sold our interests in certain non-core pipelines in the Rocky Mountain, Bakken and Mid-Continent regions for aggregate proceeds of approximately $385 million. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding these asset sales and divestitures.

During the third quarter of 2017, in order to avoid continued uncertainty and costs associated with efforts by the Attorney General for the State of California to block the proposed transaction, our previously disclosed definitive agreement for the potential sale of terminal assets located in Northern California was jointly terminated by us and the potential third party purchaser. During the fourth quarter of 2017, we entered into definitive agreements to sell these assets to another third-party purchaser.

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

Registration Statements. We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $2.0 billion of debt or equity securities (“Traditional Shelf”). Our issuances of equity securities associated with our Continuous Offering Program have been issued pursuant to the Traditional Shelf. At September 30, 2017, we had approximately $1.1 billion of unsold securities available under the Traditional Shelf. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under our WKSI Shelf during the nine months ended September 30, 2017; however, our October 2017 Series B preferred unit offering was conducted under our WKSI Shelf. See Note 9 to our Condensed Consolidated Financial Statements for further discussion of our Series B preferred unit offering.

Sales of Common Units. The following table summarizes our sales of common units during the nine months ended September 30, 2017, all of which occurred in the first four months of the year (net proceeds in millions):

Type of Offering	Common Units Issued		Net Proceeds (1)
Continuous Offering Program	4,033,567		$129	(2)
Omnibus Agreement (3)	50,086,326	(4)	1,535
	54,119,893		$1,664

(1)	Amounts are net of costs associated with the offerings.

(2)
We pay commissions to our sales agents in connection with common units issuances under our Continuous Offering Program. We paid $1 million of such commissions during the nine months ended September 30, 2017.

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

Issuance of Series B Preferred Units. On October 10, 2017, we issued 800,000 Series B preferred units at a price to the public of $1,000 per unit. We used the net proceeds of $788 million, after deducting the underwriters’ discounts and offering expenses, from the issuance of the Series B preferred units to repay amounts outstanding under our credit facilities and commercial paper program and for general partnership purposes, including expenditures for our capital program. See Note 9 to our Condensed Consolidated Financial Statements for further discussion of our Series B preferred unit offering.

Credit Agreements, Commercial Paper Program and Indentures. Our credit agreements (which impact our ability to access our commercial paper program because they provide the backstop that supports our short-term credit ratings) and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions in our credit agreements, our ability to make distributions of available cash is not restricted. As of September 30, 2017, we were in compliance with the covenants contained in our credit agreements and indentures.

During the nine months ended September 30, 2017, we had net repayments on our credit facilities and commercial paper program of $108 million. The net repayments resulted primarily from cash flow from operating activities and cash received from our equity activities, which offset borrowings during the period related to funding needs for (i) acquisition and capital investments, (ii) repayment of our $400 million, 6.13% senior notes in January 2017 and (iii) other general partnership purposes.

During the nine months ended September 30, 2016, we had net repayments under our credit facilities and commercial paper program of $193 million. The net repayments resulted primarily from cash flow from operating activities and cash received from our equity activities, which offset borrowings during the period related to funding needs for (i) inventory purchases and related margin balances required as part of our hedging activities, (ii) capital investments, (iii) repayment of our $175 million senior notes in August 2016 and (iv) other general partnership purposes.

In August 2017, we extended the maturity dates of our senior unsecured revolving credit facility, senior secured hedged inventory facility and senior unsecured 364-day revolving credit facility to August 2022, August 2020 and August 2018, respectively, for each extending lender. Additionally, a provision was added to the 364-day revolving credit facility agreement whereby we may elect to have the entire principal balance of any loans outstanding on the maturity date of the 364-day revolving credit facility converted into a non-revolving term loan with a maturity date of August 2019.

As part of our action plan announced on August 25, 2017, we intend to reduce our total debt to approximately $9.7 billion by March 31, 2019 by utilizing retained cash flows from reduced distributions and proceeds from remaining asset sales. See “—Executive Summary—Overview of Operating Results, Capital Investments and Other Significant Activities” for further discussion. Accordingly, we intend to redeem a total of $950 million of senior notes before year end 2017, which are our two nearest maturities and among the most expensive of our senior note issues and are comprised of (i) our $600 million of 6.50% senior notes maturing in May 2018 and (ii) our $350 million of 8.75% senior notes maturing in May 2019.

Distributions to Our Unitholders

Distributions to our Series A preferred unitholders. On November 14, 2017, we will issue 1,366,593 additional Series A preferred units in lieu of paying a cash distribution of $36 million. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions made during or pertaining to the first nine months of 2017.

Distributions to Series B unitholders. Holders of our Series B preferred units, which were issued on October 10, 2017, are entitled to receive, when, as and if declared by our general partner out of legally available funds for such purpose, cumulative semiannual or quarterly cash distributions, as applicable. We will pay a pro-rated initial distribution on the Series B preferred units on November 15, 2017 to holders of record at the close of business on November 1, 2017 in an amount equal to approximately $5.9549 per unit (a total distribution of approximately $5 million). See Note 9 to our Condensed Consolidated Financial Statements for further discussion of our Series B preferred units, including distribution rates and payment dates.

Distributions to our common unitholders. In accordance with our partnership agreement, after making distributions to holders of our outstanding preferred units, we distribute the remainder of our available cash to common unitholders of record within 45 days following the end of each quarter. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. Our available cash also includes cash on hand resulting from borrowings made after the end of the quarter. On November 14, 2017, we will pay a quarterly distribution of $0.30 per common unit ($1.20 per common unit on an annualized basis), which equates to a reduction of approximately 45% compared to the quarterly distribution of $0.55 per common unit ($2.20 per common unit on an annualized basis) paid in August 2017. This reduction is part of our action plan to adopt a distribution approach underpinned by fee-based business activities, to reduce our leverage thereby improving our credit metrics and to position ourself for future distribution growth. Cash retained will be used to reduce indebtedness. See “—Executive Summary—Overview of Operating Results, Capital Investments and Other Significant Activities” for further discussion. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first nine months of 2017. Also, see Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2016 Annual Report on Form 10-K for additional discussion regarding distributions.

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

The following table includes our best estimate of the amount and timing of these payments as well as others due under the specified contractual obligations as of September 30, 2017 (in millions):

	Remainder of 2017	2018	2019	2020	2021	2022 and Thereafter	Total
Long-term debt, including current maturities and related interest payments (1)	$725	$1,054	$1,271	$870	$941	$11,056	$15,917
Leases and rights-of-way easements (2)	48	173	143	120	102	433	1,019
Other obligations (3)	105	230	168	136	132	564	1,335
Subtotal	878	1,457	1,582	1,126	1,175	12,053	18,271
Crude oil, NGL and other purchases (4)	2,688	4,682	3,950	3,236	2,968	9,224	26,748
Total	$3,566	$6,139	$5,532	$4,362	$4,143	$21,277	$45,019

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

(3)
Includes (i) other long-term liabilities, (ii) storage, processing and transportation agreements and (iii) non-cancelable commitments related to our capital expansion projects, including projected contributions for our share of the capital spending of our equity method investments. The transportation agreements include approximately $780 million associated with an agreement to transport crude oil on a pipeline that is owned by an equity method investee, in which we own a 50% interest. Our commitment to transport is supported by crude oil buy/sell agreements with third parties (including Oxy) with commensurate quantities.

(4)
Amounts are primarily based on estimated volumes and market prices based on average activity during September 2017. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions and construction activities. At September 30, 2017 and December 31, 2016, we had outstanding letters of credit of approximately $95 million and $73 million, respectively.

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

FORWARD-LOOKING STATEMENTS

All statements included in this report, other than statements of historical fact, are forward-looking statements, including but not limited to statements incorporating the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and “forecast,” as well as similar expressions and statements regarding our business strategy, plans and objectives for future operations. The absence of such words, expressions or statements, however, does not mean that the statements are not forward-looking. Any such forward-looking statements reflect our current views with respect to future events, based on what we believe to be reasonable assumptions. Certain factors could cause actual results or outcomes to differ materially from the results or outcomes anticipated in the forward-looking statements. The most important of these factors include, but are not limited to:

•
declines in the actual or expected volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our assets, whether due to declines in production from existing oil and gas reserves, reduced demand, failure to develop or slowdown in the development of additional oil and gas reserves, whether from reduced cash flow to fund drilling or the inability to access capital, or other factors;

•	the effects of competition;

•	market distortions caused by producer over-commitments to infrastructure projects, which impacts volumes, margins, returns and overall earnings;

•	unanticipated changes in crude oil and NGL market structure, grade differentials and volatility (or lack thereof);

•	maintenance of our credit rating and ability to receive open credit from our suppliers and trade counterparties;

•	environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;

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

The fair value of our commodity derivatives and the change in fair value as of September 30, 2017 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$3	$5	$(3)
Natural gas	(22)	$11	$(11)
NGL and other	(191)	$(84)	$84
Total fair value	$(210)

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at September 30, 2017, approximately $1.5 billion, was subject to interest rate re-sets that range from less than one week to approximately three months. The average interest rate on variable rate debt that was outstanding during the nine months ended September 30, 2017 was 2.0%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a liability of $34 million as of September 30, 2017. A 10% increase in the forward LIBOR curve as of September 30, 2017 would have resulted in an increase of $33 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of September 30, 2017 would have resulted in a decrease of $33 million to the fair value of our interest rate derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD and, at times, a portion of our debt is denominated in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was an asset of $2 million as of September 30, 2017. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in a decrease of $24 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in an increase of $24 million to the fair value of our foreign currency derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including our common unit price, ten-year U.S. treasury rates and default probabilities to ultimately calculate the fair value of our Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $33 million as of September 30, 2017. A 10% increase in the fair value would have an impact of $3 million. A 10% decrease in the fair value would also have an impact of $3 million. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of September 30, 2017, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the third quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Common Units. The Omnibus Agreement, entered into as part of the Simplification Transactions, provides for the mechanics by which (i) the total number of PAGP’s outstanding Class A shares will equal the number of AAP units held by PAGP, and (ii) the total number of our common units held by AAP will equal the sum of the number of outstanding AAP units and the number of AAP units that are issuable to the holders of vested and earned AAP Management Units. As such, we are obligated to issue common units to AAP in connection with PAGP’s issuance of Class A shares upon PAGP LTIP award vestings. During the three months ended September 30, 2017, we issued 11,250 common units to AAP in connection with PAGP LTIP award vestings. The issuance of all such common units to AAP was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Series A Preferred Units. With respect to any quarter ending on or prior to December 31, 2017, we may elect to pay distributions on our Series A preferred units in additional preferred units, in cash or a combination of both. During the three months ended September 30, 2017 we issued 1,339,796 additional Series A preferred units in lieu of a cash distribution of $35 million. The issuance of the Series A preferred units, in connection with the quarterly distribution for the Series A preferred units, was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section
4(a)(2) thereof. Our Series A preferred units are convertible into common units, generally on a one-for-one basis and subject to customary antidiultion adjustments and certain minimum conversion amounts, at any time after January 28, 2018. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2016 Annual Report on Form 10-K for additional information regarding our Series A preferred units.

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

November 8, 2017

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

November 8, 2017

	By:	/s/ Chris Herbold
Chris Herbold,
Vice President —Accounting and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

November 8, 2017

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
Seventh Amended and Restated Agreement of Limited Partnership of Plains All American Pipeline, L.P., dated as of October 10, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 12, 2017).

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

10.4 **	—	Form of LTIP Grant Letter for Officers (July 2017) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.5 †	—
Third Amendment to 364-Day Credit Agreement dated as of August 10, 2017 among Plains All American Pipeline, L.P., as Borrower; Bank of America, N.A., as Administrative Agent; Citibank, N.A., JPMorgan Chase Bank N.A. and Wells Fargo Bank, National Association, as Co-Syndication Agents; DNB Bank ASA, New York Branch and Mizuho Bank, Ltd., as Co-Documentation Agents; the other Lenders party thereto; and Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., DNB Markets, Inc., J.P. Morgan Securities LLC, Mizuho Bank, Ltd. and Wells Fargo Securities, LLC, as Joint Lead Arrangers and Joint Bookrunners.

10.6 †	—
Fourth Amendment to Third Amended and Restated Credit Agreement dated as of August 16, 2017 among Plains Marketing, L.P. and Plains Midstream Canada ULC, as Borrowers; Plains All American Pipeline, L.P., as Guarantor; Bank of America, N.A., as Administrative Agent, Swing Line Lender and L/C Issuer; Wells Fargo Bank, National Association, as an L/C Issuer; and the other Lenders party thereto.

12.1 †	—	Computation of Ratio of Earnings to Fixed Charges and Combined Fixed Charges and Preferred Unit Distributions.

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document

101.SCH†	—	XBRL Taxonomy Extension Schema Document

101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.

††	Furnished herewith.

*	Certain schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule will be furnished supplementally to the SEC upon request.

**	Management compensatory plan or arrangement.