Form 10-Q
period 2018-09-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2018-11-08
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of October 31, 2018, there were 726,272,203 Common Units outstanding.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$29	$37
Trade accounts receivable and other receivables, net	2,954	3,029
Inventory	824	713
Other current assets	320	221
Total current assets	4,127	4,000

PROPERTY AND EQUIPMENT	17,712	16,862
Accumulated depreciation	(3,035)	(2,773)
Property and equipment, net	14,677	14,089

OTHER ASSETS
Goodwill	2,540	2,566
Investments in unconsolidated entities	2,539	2,756
Linefill and base gas	914	872
Long-term inventory	179	164
Other long-term assets, net	951	904
Total assets	$25,927	$25,351

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$3,612	$3,457
Short-term debt	429	737
Other current liabilities	615	337
Total current liabilities	4,656	4,531

LONG-TERM LIABILITIES
Senior notes, net	8,939	8,933
Other long-term debt, net	201	250
Other long-term liabilities and deferred credits	781	679
Total long-term liabilities	9,921	9,862

COMMITMENTS AND CONTINGENCIES (NOTE 13)

PARTNERS’ CAPITAL
Series A preferred unitholders (71,090,468 and 69,696,542 units outstanding, respectively)	1,505	1,505
Series B preferred unitholders (800,000 and 800,000 units outstanding, respectively)	787	788
Common unitholders (726,088,389 and 725,189,138 units outstanding, respectively)	9,058	8,665
Total partners’ capital	11,350	10,958
Total liabilities and partners’ capital	$25,927	$25,351
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
REVENUES
Supply and Logistics segment revenues	$8,482	$5,573	$24,374	$17,749
Transportation segment revenues	161	160	458	459
Facilities segment revenues	149	140	437	410
Total revenues	8,792	5,873	25,269	18,618

COSTS AND EXPENSES
Purchases and related costs	7,768	5,327	22,838	16,239
Field operating costs	326	283	931	876
General and administrative expenses	74	68	232	210
Depreciation and amortization	131	151	306	401
Total costs and expenses	8,299	5,829	24,307	17,726

OPERATING INCOME	493	44	962	892

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	110	80	281	201
Gain on sale of investment in unconsolidated entities	210	—	210	—
Interest expense (net of capitalized interest of $8, $11, $21 and $26, respectively)	(110)	(134)	(327)	(390)
Other income/(expense), net	(3)	(1)	8	(6)

INCOME/(LOSS) BEFORE TAX	700	(11)	1,134	697
Current income tax (expense)/benefit	(14)	1	(34)	(9)
Deferred income tax (expense)/benefit	24	44	(1)	(21)

NET INCOME	710	34	1,099	667
Net income attributable to noncontrolling interests	—	(1)	—	(2)
NET INCOME ATTRIBUTABLE TO PAA	$710	$33	$1,099	$665

NET INCOME/(LOSS) PER COMMON UNIT (NOTE 4):
Net income/(loss) allocated to common unitholders — Basic	$658	$(8)	$946	$547
Basic weighted average common units outstanding	726	725	726	714
Basic net income/(loss) per common unit	$0.91	$(0.01)	$1.30	$0.77

Net income/(loss) allocated to common unitholders — Diluted	$697	$(8)	$947	$547
Diluted weighted average common units outstanding	799	725	728	715
Diluted net income/(loss) per common unit	$0.87	$(0.01)	$1.30	$0.76

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Net income	$710	$34	$1,099	$667
Other comprehensive income/(loss)	76	145	(46)	256
Comprehensive income	786	179	1,053	923
Comprehensive income attributable to noncontrolling interests	—	(1)	—	(2)
Comprehensive income attributable to PAA	$786	$178	$1,053	$921

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2017	$(223)	$(548)	$1	$(770)

Reclassification adjustments	6	—	—	6
Unrealized gain on hedges	60	—	—	60
Currency translation adjustments	—	(112)	—	(112)
Total period activity	66	(112)	—	(46)
Balance at September 30, 2018	$(157)	$(660)	$1	$(816)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2016	$(228)	$(782)	$1	$(1,009)

Reclassification adjustments	19	—	—	19
Unrealized loss on hedges	(15)	—	—	(15)
Currency translation adjustments	—	252	—	252
Total period activity	4	252	—	256
Balance at September 30, 2017	$(224)	$(530)	$1	$(753)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2018	2017
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,099	$667
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	306	401
Equity-indexed compensation expense	59	33
Inventory valuation adjustments	—	35
Deferred income tax expense	1	21
(Gain)/loss on foreign currency revaluation	2	(20)
Settlement of terminated interest rate hedging instruments	14	(29)
Equity earnings in unconsolidated entities	(281)	(201)
Distributions on earnings from unconsolidated entities	324	222
Gain on sale of investment in unconsolidated entities	(210)	—
Other	17	19
Changes in assets and liabilities, net of acquisitions	(37)	770
Net cash provided by operating activities	1,294	1,918

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	—	(1,282)
Investments in unconsolidated entities	(300)	(356)
Additions to property, equipment and other	(1,184)	(778)
Proceeds from sales of assets	1,298	407
Return of investment from unconsolidated entities	10	21
Other investing activities	(8)	25
Net cash used in investing activities	(184)	(1,963)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under commercial paper program (Note 9)	(63)	(115)
Net borrowings/(repayments) under senior secured hedged inventory facility (Note 9)	(479)	7
Proceeds from GO Zone term loans (Note 9)	200	—
Repayments of senior notes	—	(400)
Net proceeds from sales of common units	—	1,664
Distributions paid to Series A preferred unitholders (Note 10)	(75)	—
Distributions paid to Series B preferred unitholders (Note 10)	(25)	—
Distributions paid to common unitholders (Note 10)	(653)	(1,168)
Other financing activities	(20)	41
Net cash provided by/(used in) financing activities	(1,115)	29

Effect of translation adjustment on cash	(3)	2

Net decrease in cash and cash equivalents	(8)	(14)
Cash and cash equivalents, beginning of period	37	47
Cash and cash equivalents, end of period	$29	$33

Cash paid for:
Interest, net of amounts capitalized	$281	$325
Income taxes, net of amounts refunded	$20	$47

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners			Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2017	$1,505	$788	$8,665	$10,958
Impact of adoption of ASU 2017-05 (Note 2)	—	—	113	113
Balance at January 1, 2018	1,505	788	8,778	11,071
Net income	112	37	950	1,099
Distributions (Note 10)	(112)	(37)	(653)	(802)
Other comprehensive loss	—	—	(46)	(46)
Equity-indexed compensation expense	—	—	37	37
Other	—	(1)	(8)	(9)
Balance at September 30, 2018	$1,505	$787	$9,058	$11,350

	Limited Partners		Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Series A Preferred Unitholders	Common Unitholders
	(unaudited)
Balance at December 31, 2016	$1,508	$7,251	$8,759	$57	$8,816
Net income	—	665	665	2	667
Distributions	—	(1,168)	(1,168)	(2)	(1,170)
Sales of common units	—	1,664	1,664	—	1,664
Acquisition of interest in Advantage Joint Venture	—	40	40	—	40
Other comprehensive income	—	256	256	—	256
Equity-indexed compensation expense	—	18	18		18
Other	(2)	(9)	(11)	—	(11)
Balance at September 30, 2017	$1,506	$8,717	$10,223	$57	$10,280

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

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of September 30, 2018, AAP also owned a limited partner interest in us through its ownership of approximately 281.0 million of our common units (approximately 35% of our total outstanding common units and Series A preferred units combined). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at September 30, 2018, owned an approximate 57% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2017 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAA and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. The condensed consolidated balance sheet data as of December 31, 2017 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2018 should not be taken as indicative of results to be expected for the entire year.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Note 2—Recent Accounting Pronouncements

Except as discussed below and in our 2017 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2018 that are of significance or potential significance to us.

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

Accounting Standards Updates Issued During the Period

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), to address the accounting for implementation costs of a hosting arrangement that is a service contract and to align the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We expect to adopt this guidance on January 1, 2020, and we are currently evaluating the effect that our adoption of this guidance will have on our financial position, results of operations and cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, modifying the disclosure requirements on fair value measurements in Topic 820. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We expect to adopt this guidance on January 1, 2020, and we are currently evaluating the effect that our adoption of this guidance will have on our financial position, results of operations and cash flows.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, which makes updates for clarifications, technical corrections and other minor improvements to a wide variety of Topics to make the ASC easier to understand and to apply. The transition and effective date is based on the facts and circumstances of each amendment with some amendments effective upon issuance. The remaining amendments are effective for annual periods beginning after December 15, 2018. We expect to adopt the remaining applicable amendments within this guidance on January 1, 2019, and we are currently evaluating the effect that our adoption of this guidance will have on our financial position, results of operations and cash flows.

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

Other Accounting Standards Updates

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), that revises the current accounting model for leases. The most significant changes are the clarification of the definition of a lease and required lessee recognition on the balance sheet of lease assets and liabilities with lease terms of more than 12 months (with the election of the practical expedient to exclude short-term leases on the balance sheet), including extensive quantitative and qualitative disclosures. This guidance will become effective for interim and annual periods beginning after December 15, 2018, with a modified retrospective application required. Early adoption is permitted, including adoption in an interim period. We expect to adopt this guidance on January 1, 2019. We have implemented a process to evaluate the impact of adopting this guidance on each type of lease contract we have entered into with counterparties. Our implementation team is in the process of determining appropriate changes to our business processes, systems and controls to support recognition and disclosure under the new standard. Although our evaluation and implementation procedures are ongoing, we currently estimate that there will be a material impact on our financial position (both lease assets and lease liabilities), as well as an increase in disclosures related to leases. However, the determination of the ultimate impact of adopting this guidance will not be known until our implementation procedures are complete and will depend on our lease portfolio as of the adoption date.

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

There was no material impact to opening retained earnings as of January 1, 2018 due to the adoption of Topic 606. There also was no material impact to revenues, or any other financial statement line items, for the three and nine months ended September 30, 2018 as a result of applying Topic 606.

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

Supply and Logistics Segment Revenues from Contracts with Customers. The following table presents our Supply and Logistics segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Supply and Logistics segment revenues from contracts with customers
Crude oil transactions	$7,978	$22,651
NGL and other transactions	556	2,181
Total Supply and Logistics segment revenues from contracts with customers	$8,534	$24,832

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

In addition, we have certain crude oil sales agreements that are entered into in conjunction with storage arrangements and future inventory exchanges. The revenues under these agreements are deferred until all performance obligations associated with the related agreements are completed. The inventory that has been sold under these crude oil sales agreements is reflected in “Other Current Assets” on our Condensed Consolidated Balance Sheet until all of our performance obligations are complete. At that time, the inventory that has been sold is removed from our Condensed Consolidated Balance Sheet and recorded as “Purchases and Related Costs” in our Condensed Consolidated Statement of Operations. At September 30, 2018, other current assets and deferred revenue associated with these agreements was approximately $157 million and $159 million, respectively. See Contract Balances below for further discussion of contract liabilities associated with these agreements.

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

Transportation Segment Revenues from Contracts with Customers. The following table presents our Transportation segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Transportation segment revenues from contracts with customers
Tariff activities:
Crude oil pipelines	$435	$1,237
NGL pipelines	25	76
Total tariff activities	460	1,313
Trucking	36	103
Total Transportation segment revenues from contracts with customers	$496	$1,416

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

Facilities Segment Revenues from Contracts with Customers. The following table presents our Facilities segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2018
Facilities segment revenues from contracts with customers
Crude oil, NGL and other terminalling and storage	$174	$511
NGL and natural gas processing and fractionation	87	278
Rail load / unload	24	56
Total Facilities segment revenues from contracts with customers	$285	$845

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

Three Months Ended September 30, 2018	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$496	$285	$8,534	$9,315
Other items in revenues	2	4	(51)	(45)
Total revenues of reportable segments	$498	$289	$8,483	$9,270
Intersegment revenues				(478)
Total revenues				$8,792

Nine Months Ended September 30, 2018	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$1,416	$845	$24,832	$27,093
Other items in revenues	11	21	(456)	(424)
Total revenues of reportable segments	$1,427	$866	$24,376	$26,669
Intersegment revenues				(1,400)
Total revenues				$25,269

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

	September 30, 2018	December 31, 2017
Trade accounts receivable arising from revenues from contracts with customers	$2,910	$2,584
Other trade accounts receivables and other receivables (1)	3,482	3,709
Impact due to contractual rights of offset with counterparties	(3,438)	(3,264)
Trade accounts receivable and other receivables, net	$2,954	$3,029

(1)	The balance is comprised primarily of accounts receivable associated with buy/sell arrangements that are not within the scope of Topic 606.

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

At September 30, 2018 and December 31, 2017, counterparty deficiencies associated with agreements (under Topic 606 and Topic 845) that include minimum volume commitments totaled $62 million and $57 million, respectively, of which $42 million and $37 million, respectively, was recorded as a contract liability, which we refer to as deferred revenue. The remaining balance of $20 million at both September 30, 2018 and December 31, 2017 was related to deficiencies for which the counterparties had not met their contractual minimum commitments and were not reflected in our Condensed Consolidated Financial Statements as we had not yet billed or collected such amounts.

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the change in the contract liability balance during the nine months ended September 30, 2018 (in millions):

Contract Liabilities
Balance at December 31, 2017	$90
Amounts recognized as revenue	(78)
Additions (1) (2)	384
Other	(3)
Balance at September 30, 2018	$393

(1)
Includes approximately $159 million associated with crude oil sales agreements that are entered into in conjunction with storage arrangements and future inventory exchanges. Such amount is expected to be recognized as revenue in the fourth quarter of 2018.

(2)	Includes $100 million associated with long-term capacity agreements with Cactus II Pipeline LLC. See Note 12 for additional information.

Remaining Performance Obligations. Topic 606 requires a presentation of information about partially and wholly unsatisfied performance obligations under contracts that exist as of the end of the period. The information includes the amount of consideration allocated to those remaining performance obligations and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. These contracts are all within the scope of Topic 606. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of September 30, 2018 (in millions):

	Remainder of 2018	2019	2020	2021	2022	2023 and Thereafter
Pipeline revenues supported by minimum volume commitments and long-term capacity agreements (1)	$34	$158	$199	$190	$188	$831
Long-term storage, terminalling and throughput agreements revenues	118	374	296	214	162	573
Total	$152	$532	$495	$404	$350	$1,404

(1)	Includes revenues from certain contracts for which the amount and timing of revenue is subject to the completion of underlying construction projects.

The presentation above does not include (i) expected revenues from legacy shippers not underpinned by minimum volume commitments, including pipelines where there are no or limited alternative pipeline transportation options, (ii) intersegment revenues and (iii) the amount of consideration associated with certain income generating contracts, which include a fixed minimum level of service, that are either not within the scope of Topic 606 or do not meet the requirements for presentation as remaining performance obligations under Topic 606. The following are examples of contracts that are not included in the table above because they are not within the scope of Topic 606 or do not meet the Topic 606 requirements for presentation:

•
Minimum volume commitments related to the assets of equity method investees — Contracts include those related to the Eagle Ford, BridgeTex, STACK, Caddo, Saddlehorn, White Cliffs, Cheyenne, Diamond and Cactus II pipeline systems;

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

Note 4—Net Income/(Loss) Per Common Unit

We calculate basic and diluted net income/(loss) per common unit by dividing net income attributable to PAA (after deducting amounts allocated to preferred unitholders and participating securities) by the basic and diluted weighted average number of common units outstanding during the period. Participating securities include LTIP awards that have vested DERs, which entitle the grantee to a cash payment equal to the cash distribution paid on our outstanding common units.

The diluted weighted average number of common units is computed based on the weighted average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units and (ii) our equity-indexed compensation plan awards (which include LTIP awards and AAP Management Units). When applying the if-converted method prescribed by FASB guidance, the possible conversion of our Series A preferred units was excluded from the calculation of diluted net income/(loss) per common unit for the nine months ended September 30, 2018 and the three and nine months ended September 30, 2017 as the effect was antidilutive. Our LTIP awards that contemplate the issuance of common units and certain AAP Management Units that contemplate the issuance of common units to AAP when such AAP Management Units become earned are considered dilutive unless (i) they become vested or earned only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. LTIP awards and AAP Management Units that were deemed to be dilutive during the three and nine months ended September 30, 2018 and the nine months ended September 30, 2017 were reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. LTIP Awards and AAP Management Units were excluded from the computation of diluted net loss per common unit from the three months ended September 30, 2017 as the effect was antidilutive. See Note 16 to our Consolidated Financial Statements included in Part IV of our 2017 Annual Report on Form 10-K for a complete discussion of our LTIP awards and the AAP Management Units.

The following table sets forth the computation of basic and diluted net income/(loss) per common unit (in millions, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Basic Net Income/(Loss) per Common Unit
Net income attributable to PAA	$710	$33	1,099	665
Distributions to Series A preferred unitholders	(37)	(36)	(112)	(105)
Distributions to Series B preferred unitholders	(12)	—	(37)	—
Distributions to participating securities	(1)	(1)	(2)	(2)
Other	(2)	(4)	(2)	(11)
Net income/(loss) allocated to common unitholders (1)	$658	$(8)	$946	$547

Basic weighted average common units outstanding	726	725	726	714

Basic net income/(loss) per common unit	$0.91	$(0.01)	$1.30	$0.77

Diluted Net Income/(Loss) per Common Unit
Net income attributable to PAA	$710	$33	$1,099	$665
Distributions to Series A preferred unitholders	—	(36)	(112)	(105)
Distributions to Series B preferred unitholders	(12)	—	(37)	—
Distributions to participating securities	(1)	(1)	(2)	(2)
Other	—	(4)	(1)	(11)
Net income/(loss) allocated to common unitholders (1)	$697	$(8)	$947	$547

Basic weighted average common units outstanding	726	725	726	714
Effect of dilutive securities:
Series A preferred units	71	—	—	—
Equity-indexed compensation plan awards	2	—	2	1
Diluted weighted average common units outstanding	799	725	728	715

Diluted net income/(loss) per common unit	$0.87	$(0.01)	$1.30	$0.76

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

Note 5—Accounts Receivable, Net

Our accounts receivable are primarily from purchasers and shippers of crude oil and, to a lesser extent, purchasers of NGL and natural gas. To mitigate credit risk related to our accounts receivable, we utilize a rigorous credit review process. We closely monitor market conditions and perform credit reviews of each customer to make a determination with respect to the amount, if any, of open credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of advance cash payments, standby letters of credit, credit insurance or parental guarantees. As of September 30, 2018 and December 31, 2017, we had received $136 million and $117 million, respectively, of advance cash payments from third parties to mitigate credit risk. We also received $36 million and $54 million as of September 30, 2018 and December 31, 2017, respectively, of standby letters of credit to support obligations due from third parties, a portion of which applies to future business. Additionally, in an effort to mitigate credit risk, a significant portion of our transactions with counterparties are settled on a net-cash basis. Furthermore, we also enter into netting agreements (contractual agreements that allow us to offset receivables and payables with those counterparties against each other on our balance sheet) for the majority of our net-cash arrangements.

We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At September 30, 2018 and December 31, 2017, substantially all of our trade accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled $3 million at both September 30, 2018 and December 31, 2017. Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

Note 6—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	September 30, 2018				December 31, 2017
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	7,020	barrels	$389	$55.41	7,800	barrels	$402	$51.54
NGL	15,122	barrels	422	$27.91	10,774	barrels	294	$27.29
Other	N/A		13	N/A	N/A		17	N/A
Inventory subtotal			824				713

Linefill and base gas
Crude oil	13,033	barrels	756	$58.01	12,340	barrels	719	$58.27
NGL	1,764	barrels	50	$28.34	1,597	barrels	45	$28.18
Natural gas	24,976	Mcf	108	$4.32	24,976	Mcf	108	$4.32
Linefill and base gas subtotal			914				872

Long-term inventory
Crude oil	1,882	barrels	112	$59.51	1,870	barrels	105	$56.15
NGL	2,351	barrels	67	$28.50	2,167	barrels	59	$27.23
Long-term inventory subtotal			179				164

Total			$1,917				$1,749

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

Note 7—Divestitures

During the nine months ended September 30, 2018, we received proceeds from asset sales of $1.298 billion.

BridgeTex. During the third quarter of 2018, we sold a 30% interest in BridgeTex Pipeline Company, LLC (“BridgeTex”) for proceeds of $868 million, including working capital adjustments, and have retained a 20% interest. We recorded a gain of $210 million related to this sale, which is included in “Gain on sale of investment in unconsolidated entities” on our Condensed Consolidated Statement of Operations. We continue to account for our remaining interest under the equity method of accounting.

Other. The other assets sold during the nine months ended September 30, 2018 primarily included non-core property and equipment or are associated with the formation of strategic joint ventures and were previously reported in our Facilities and Transportation segments. We recognized losses related to these asset sales of $2 million for the three months ended September 30, 2018. For the nine months ended September 30, 2018, we recognized a net gain of $79 million, which is comprised of gains of $105 million and losses of $26 million. Such amounts are included in “Depreciation and amortization” on our Condensed Consolidated Statements of Operations.

Note 8—Goodwill

Goodwill by segment and changes in goodwill are reflected in the following table (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2017	$1,070	$988	$508	$2,566
Foreign currency translation adjustments	(8)	(3)	(2)	(13)
Dispositions	(10)	(3)	—	(13)
Balance at September 30, 2018	$1,052	$982	$506	$2,540

We completed our goodwill impairment test as of June 30, 2018 and determined that there was no impairment of goodwill.

Note 9—Debt

Debt consisted of the following (in millions):

	September 30, 2018	December 31, 2017
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 3.3% (1)	$60	$—
Senior secured hedged inventory facility, bearing a weighted-average interest rate of 3.2% and 2.6%, respectively (1)	300	664
Other	69	73
Total short-term debt (2)	429	737

LONG-TERM DEBT
Senior notes, net of unamortized discounts and debt issuance costs of $61 and $67, respectively	8,939	8,933
Commercial paper notes and senior secured hedged inventory facility borrowings (3)	—	247
GO Zone term loans, net of debt issuance costs of $2, bearing a weighted-average interest rate of 2.9%	198	—
Other	3	3
Total long-term debt	9,140	9,183
Total debt (4)	$9,569	$9,920

(1)
We classified these commercial paper notes and credit facility borrowings as short-term as of September 30, 2018 and December 31, 2017, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.

(2)	As of September 30, 2018 and December 31, 2017, balance includes borrowings for cash margin deposits with NYMEX and ICE, which are associated with financial derivatives used for hedging purposes.

(3)
As of December 31, 2017, we classified a portion of our commercial paper notes and credit facility borrowings as long-term based on our ability and intent to refinance such amounts on a long-term basis.

(4)
Our fixed-rate senior notes had a face value of approximately $9.0 billion at both September 30, 2018 and December 31, 2017. We estimated the aggregate fair value of these notes as of September 30, 2018 and December 31, 2017 to be approximately $8.8 billion and $9.1 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under our credit facilities and commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for our senior notes, credit facilities and commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Credit Agreements

Go Zone term loans.  In August 2018, we entered into an agreement for two $100 million term loans (the “GO Zone term loans”) from the remarketing of our $100,000,000 Mississippi Business Finance Corporation Gulf Opportunity Zone Industrial Development Revenue Bonds (SG Resources Mississippi, LLC Project), Series 2009 and our $100,000,000 Mississippi Business Finance Corporation Gulf Opportunity Zone Industrial Development Revenue Bonds (SG Resources Mississippi, LLC Project), Series 2010 (collectively, the “GO Bonds”). The GO Zone term loans accrue interest in accordance with the interest payable on the related GO Bonds as provided in the GO Bonds Indenture pursuant to which such GO Bonds are issued and governed. The purchasers of the two GO Zone term loans have the right to put, at par, the GO Zone term loans in July 2023. The GO Bonds mature by their terms in May 2032 and August 2035, respectively.

Credit Facilities. In August 2018, we extended the maturity dates of our senior unsecured revolving credit facility and senior secured hedged inventory facility by one year to August 2023 and August 2021, respectively, for each extending lender. Our 364-day senior unsecured revolving credit facility, which had a borrowing capacity of $1.0 billion, matured in August 2018.

Borrowings and Repayments

Total borrowings under our credit facilities and commercial paper program for the nine months ended September 30, 2018 and 2017 were approximately $38.6 billion and $52.6 billion, respectively. Total repayments under our credit facilities and commercial paper program were approximately $39.2 billion and $52.7 billion for the nine months ended September 30, 2018 and 2017, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions including hedging related margin obligations and construction activities. At September 30, 2018 and December 31, 2017, we had outstanding letters of credit of $181 million and $166 million, respectively.

Note 10—Partners’ Capital and Distributions

Units Outstanding

The following tables present the activity for our preferred and common units:

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2017	69,696,542	800,000	725,189,138
Issuance of Series A preferred units in connection with in-kind distribution	1,393,926	—	—
Other	—	—	899,251
Outstanding at September 30, 2018	71,090,468	800,000	726,088,389

	Limited Partners
	Series A Preferred Units	Common Units
Outstanding at December 31, 2016	64,388,853	669,194,419
Issuances of Series A preferred units in connection with in-kind distributions	3,941,096	—
Sales of common units	—	54,119,893
Issuance of common units in connection with acquisition of interest in Advantage Joint Venture	—	1,252,269
Other	—	622,557
Outstanding at September 30, 2017	68,329,949	725,189,138

Distributions

Series A Preferred Unit Distributions. The following table details distributions to our Series A preferred unitholders paid during or pertaining to the first nine months of 2018 (in millions, except unit and per unit data):

	Series A Preferred Unitholders
	Distribution (2)		Distribution per Unit
Distribution Payment Date	Cash	Units
November 14, 2018 (1)	$37	—	$0.525
August 14, 2018	$37	—	$0.525
May 15, 2018	$37	—	$0.525
February 14, 2018	$—	1,393,926	$0.525

(1)
Payable to unitholders of record at the close of business on October 31, 2018 for the period from July 1, 2018 through September 30, 2018. At September 30, 2018, such amount was accrued to distributions payable in “Accounts payable and accrued liabilities” on our Condensed Consolidated Balance Sheet.

(2)
On February 14, 2018, we issued additional Series A preferred units in lieu of a cash distribution of $37 million. With respect to quarters ending on or prior to December 31, 2017 (the “Initial Distribution Period”), we elected to pay distributions on our Series A preferred units in additional Series A preferred units. The Initial Distribution Period ended with the February 2018 distribution; as such, with respect to quarters ending after the Initial Distribution Period, distributions on our Series A preferred units are paid in cash.

Series B Preferred Unit Distributions. Distributions on our Series B preferred units are payable semiannually in arrears on the 15th day of May and November. The following table details distributions paid or to be paid to our Series B preferred unitholders (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
November 15, 2018 (1)	$24.5	$30.625
May 15, 2018	$24.5	$30.625

(1)	Payable to unitholders of record at the close of business on November 1, 2018 for the period from May 15, 2018 through November 14, 2018.

As of September 30, 2018, we had accrued approximately $18 million of distributions payable to our Series B preferred unitholders in “Accounts payable and accrued liabilities” on our Condensed Consolidated Balance Sheet.

Common Unit Distributions. The following table details distributions to our common unitholders paid during or pertaining to the first nine months of 2018 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
November 14, 2018 (1)	$134	$84	$218	$0.30
August 14, 2018	$133	$85	$218	$0.30
May 15, 2018	$133	$85	$218	$0.30
February 14, 2018	$133	$85	$218	$0.30

(1)	Payable to unitholders of record at the close of business on October 31, 2018 for the period from July 1, 2018 through September 30, 2018.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of September 30, 2018, net derivative positions related to these activities included:

•	A net long position of 5.8 million barrels associated with our crude oil purchases, which was unwound ratably during October 2018 to match monthly average pricing.

•	A net short time spread position of 15.4 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through December 2019.

•	A crude oil grade basis position of 68.6 million barrels through December 2020. These derivatives allow us to lock in grade basis differentials.

•	A net short position of 16.5 million barrels through February 2020 related to anticipated net sales of our crude oil and NGL inventory.

Pipeline Loss Allowance Oil — As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor. We utilize derivative instruments to hedge a portion of the anticipated sales of the loss allowance oil that is to be collected under our tariffs. As of September 30, 2018, our PLA hedges included a short position consisting of crude oil futures of 1.5 million barrels through December 2019 and a long call option position of 1.6 million barrels through December 2020.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. As of September 30, 2018, we had a long natural gas position of 64.9 Bcf which hedges a portion of our natural gas processing and operational needs through December 2020. We also had a short propane position of 11.3 million barrels through December 2020, a short butane position of 3.1 million barrels through December 2020 and a short WTI position of 1.3 million barrels through December 2020. In addition, we had a long power position of 0.4 million megawatt hours, which hedges a portion of our power supply requirements at our Canadian natural gas processing and fractionation plants through December 2020.

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

The following table summarizes the terms of our outstanding interest rate derivatives as of September 30, 2018 (notional amounts in millions):

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

As of September 30, 2018, our outstanding foreign currency derivatives include (i) derivatives we use to hedge currency exchange risk created by the use of USD-denominated commodity derivatives to hedge commodity price risk associated with CAD-denominated commodity purchases and sales and (ii) foreign currency exchange contracts we use to manage our Canadian business cash requirements.

The following table summarizes our open forward exchange contracts as of September 30, 2018 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2018	$174	$227	$1.00 - $1.30

Forward exchange contracts that exchange USD for CAD:
	2018	$418	$543	$1.00 - $1.30
	2019	$120	$155	$1.00 - $1.30

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

A summary of the impact of our derivatives recognized in earnings is as follows (in millions):

	Three Months Ended September 30, 2018			Three Months Ended September 30, 2017
Location of Gain/(Loss)	Derivatives in Hedging Relationships	Derivatives Not Designated as a Hedge	Total	Derivatives in Hedging Relationships	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$—	$(59)	$(59)	$—	$(226)	$(226)

Field operating costs	—	(1)	(1)	—	(4)	(4)

Interest Rate Derivatives

Interest expense, net	(2)	—	(2)	(10)	—	(10)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	5	5	—	3	3

Preferred Distribution Rate Reset Option

Other income/(expense), net	—	(2)	(2)	—	2	2

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(2)	$(57)	$(59)	$(10)	$(225)	$(235)

	Nine Months Ended September 30, 2018			Nine Months Ended September 30, 2017
Location of Gain/(Loss)	Derivatives in Hedging Relationships	Derivatives Not Designated as a Hedge	Total	Derivatives in Hedging Relationships	Derivatives Not Designated as a Hedge	Total
Commodity Derivatives

Supply and Logistics segment revenues	$—	$(443)	$(443)	$—	$(31)	$(31)

Field operating costs	—	—	—	—	(8)	(8)

Depreciation and amortization	—	—	—	(3)	—	(3)

Interest Rate Derivatives

Interest expense, net	(3)	—	(3)	(16)	—	(16)

Foreign Currency Derivatives

Supply and Logistics segment revenues	—	(7)	(7)	—	5	5

Preferred Distribution Rate Reset Option

Other income/(expense), net	—	3	3	—	—	—

Total Gain/(Loss) on Derivatives Recognized in Net Income	$(3)	$(447)	$(450)	$(19)	$(34)	$(53)

The following table summarizes the derivative assets and liabilities on our Condensed Consolidated Balance Sheet on a gross basis as of September 30, 2018 (in millions):

	Asset Derivatives		Liability Derivatives
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Interest rate derivatives	Other current assets	$12
	Other long-term assets, net	3
Total derivatives designated as hedging instruments		$15		$—

Derivatives not designated as hedging instruments:
Commodity derivatives	Other current assets	$146	Other current assets	$(358)
	Other long-term assets, net	54	Other long-term assets, net	(2)
	Other current liabilities	60	Other current liabilities	(211)
	Other long-term liabilities and deferred credits	9	Other long-term liabilities and deferred credits	(39)

Foreign currency derivatives	Other current assets	4	Other current assets	(1)
			Other current liabilities	(1)

Preferred Distribution Rate Reset Option			Other long-term liabilities and deferred credits	(19)
Total derivatives not designated as hedging instruments		$273		$(631)

Total derivatives		$288		$(631)

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

	September 30, 2018	December 31, 2017
Initial margin	$139	$48
Variation margin posted	222	164
Letters of credit	(102)	—
Net broker receivable	$259	$212

The following table presents information about derivative financial assets and liabilities that are subject to offsetting, including enforceable master netting arrangements (in millions):

	September 30, 2018		December 31, 2017
	Derivative Asset Positions	Derivative Liability Positions	Derivative Asset Positions	Derivative Liability Positions
Netting Adjustments:
Gross position - asset/(liability)	$288	$(631)	$90	$(425)
Netting adjustment	(430)	430	(239)	239
Cash collateral paid	259	—	212	—
Net position - asset/(liability)	$117	$(201)	$63	$(186)

Balance Sheet Location After Netting Adjustments:
Other current assets	$62	$—	$62	$—
Other long-term assets, net	55	—	1	—
Other current liabilities	—	(152)	—	(151)
Other long-term liabilities and deferred credits	—	(49)	—	(35)
	$117	$(201)	$63	$(186)

As of September 30, 2018, there was a net loss of $157 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transactions or (ii) interest expense accruals associated with underlying debt instruments. Of the total net loss deferred in AOCI at September 30, 2018, we expect to reclassify a net loss of $7 million to earnings in the next twelve months. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2050 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of September 30, 2018; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest rate derivatives, net	$15	$(3)	$60	$(15)

At September 30, 2018 and December 31, 2017, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our cleared derivatives as described above, we do not require our non-cleared derivative counterparties to post collateral with us.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of September 30, 2018				Fair Value as of December 31, 2017
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(11)	$(326)	$(4)	$(341)	$5	$(278)	$(8)	$(281)
Interest rate derivatives	—	15	—	15	—	(36)	—	(36)
Foreign currency derivatives	—	2	—	2	—	4	—	4
Preferred Distribution Rate Reset Option	—	—	(19)	(19)	—	—	(22)	(22)
Total net derivative asset/(liability)	$(11)	$(309)	$(23)	$(343)	$5	$(310)	$(30)	$(335)

(1)	Derivative assets and liabilities are presented above on a net basis but do not include related cash margin deposits.

Level 1

Level 1 of the fair value hierarchy includes exchange-traded commodity derivatives and over-the-counter commodity contracts such as futures and options. The fair value of exchange-traded commodity derivatives and over-the-counter commodity contracts are based on unadjusted quoted prices in active markets.

Level 2

Level 2 of the fair value hierarchy includes exchange-cleared commodity derivatives and over-the-counter commodity, interest rate and foreign currency derivatives that are traded in observable markets with less volume and transaction frequency than active markets. In addition, it includes certain physical commodity contracts. The fair value of these derivatives is based on broker price quotations which are corroborated with market observable inputs.

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

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning Balance	$(18)	$(30)	$(30)	$(36)
Net gains/(losses) for the period included in earnings	(5)	(8)	2	(1)
Settlements	—	(1)	7	4
Derivatives entered into during the period	—	(2)	(2)	(8)
Ending Balance	$(23)	$(41)	$(23)	$(41)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$(5)	$(10)	$—	$(8)

Note 12—Related Party Transactions

See Note 15 to our Consolidated Financial Statements included in Part IV of our 2017 Annual Report on Form 10-K for a complete discussion of our related party transactions.

Ownership of PAGP Class C Shares

As of September 30, 2018 and December 31, 2017, we owned 516,138,000 and 510,925,432, respectively, Class C shares of PAGP. The Class C shares represent a non-economic limited partner interest in PAGP that provides us, as the sole holder, a “pass-through” voting right through which our common unitholders and Series A preferred unitholders have the effective right to vote, pro rata with the holders of Class A and Class B shares of PAGP, for the election of eligible PAGP GP directors.

Transactions with Oxy

As of September 30, 2018, Oxy had a representative on the board of directors of PAGP GP and owned approximately 11% of the limited partner interests in AAP (which represents an approximate 4% indirect ownership interest in PAA). During the three and nine months ended September 30, 2018 and 2017, we recognized sales and transportation revenues and purchased petroleum products from Oxy. These transactions were conducted at posted tariff rates or prices that we believe approximate market. Included in these transactions was a crude oil buy/sell agreement that includes a multi-year minimum volume commitment. The impact to our Condensed Consolidated Statements of Operations from those transactions is included below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues	$260	$204	$818	$657

Purchases and related costs (1)	$(22)	$(68)	$(184)	$(169)

(1)
Crude oil purchases that are part of inventory exchanges under buy/sell transactions are netted with the related sales, with any margin presented in “Purchases and related costs” in our Condensed Consolidated Statements of Operations.

We currently have a netting arrangement with Oxy. Our gross receivable and payable amounts with Oxy were as follows (in millions):

	September 30, 2018	December 31, 2017
Trade accounts receivable and other receivables	$1,039	$1,075

Accounts payable	$976	$990

Transactions with Equity Method Investees

We also have transactions with companies in which we hold an investment accounted for under the equity method of accounting. We recorded revenues of $3 million and $1 million during the three months ended September 30, 2018 and 2017, respectively, and $9 million and $3 million during the nine months ended September 30, 2018 and 2017, respectively, primarily related to transportation services. In addition, we utilized transportation services and purchased petroleum products provided by these companies. Costs related to these services and product purchases totaled $146 million and $124 million for the three months ended September 30, 2018 and 2017, respectively, and $411 million and $318 million for the nine months ended September 30, 2018 and 2017, respectively. These costs include amounts associated with a joint tariff administered by an equity method investee, of which $74 million and $57 million for the three months ended September 30, 2018 and 2017, respectively, and $213 million and $150 million for the nine months ended September 30, 2018 and 2017, respectively, were associated with a PAA wholly-owned pipeline. These transactions were conducted at posted tariff rates or contracted rates or prices that we believe approximate market.

Receivables from our equity method investees totaled $41 million and $26 million at September 30, 2018 and December 31, 2017, respectively, and primarily included amounts related to transportation services and amounts owed to us related to expansion projects where we serve as construction manager. Accounts payable to our equity method investees were $112 million and $41 million at September 30, 2018 and December 31, 2017, respectively, and primarily included amounts related to transportation services utilized and amounts advanced to us related to expansion projects where we serve as construction manager.

In addition, we have an agreement to transport crude oil at posted tariff rates on a pipeline that is owned by an equity method investee, in which we own a 50% interest. Our commitment to transport is supported by crude oil buy/sell agreements with third parties (including Oxy) with commensurate quantities.

During the nine months ended September 30, 2018, we made net investments in our equity method investees of $300 million (including amounts contributed to and received from Cactus II Pipeline LLC subsequent to its formation, as discussed further below). Such net investments are primarily related to funding our portion of the development, construction or capital expansion projects of such entities and are reflected in “Investments in unconsolidated entities” on our Condensed Consolidated Statement of Cash Flows.

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

At September 30, 2018, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $126 million, of which $46 million was classified as short-term and $80 million was classified as long-term. At December 31, 2017, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident) totaled $162 million, of which $72 million was classified as short-term and $90 million was classified as long-term. The short- and long-term environmental liabilities referenced above are reflected in “Accounts payable and accrued liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Condensed Consolidated Balance Sheets. At September 30, 2018, we had recorded receivables totaling $49 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, of which $23 million was reflected in “Trade accounts receivable and other receivables, net” and $26 million was reflected in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet. At December 31, 2017, we had recorded $55 million of such receivables, of which $29 million was reflected in “Trade accounts receivable and other receivables, net” and $26 million was reflected in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet.

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

In late May of 2015, the California Attorney General’s Office and the District Attorney’s office for the County of Santa Barbara began investigating the Line 901 incident to determine whether any applicable state or local laws had been violated.  On May 16, 2016, PAA and one of its employees were charged by a California state grand jury, pursuant to an indictment filed in California Superior Court, Santa Barbara County (the “May 2016 Indictment”), with alleged violations of California law in connection with the Line 901 incident.  The May 2016 Indictment included a total of 46 counts against PAA. On July 28, 2016, at an arraignment hearing held in California Superior Court in Santa Barbara County, PAA pled not guilty to all counts. Between May of 2016 and May of 2018, 31 of the criminal charges against PAA (including one felony charge) and all of the criminal charges against our employee, were dismissed. The remaining 15 charges were the subject of a jury trial in California Superior Court in Santa Barbara County that began in May of 2018. The jury returned a verdict on September 7, 2018, pursuant to which we were (i) found guilty on one felony discharge count and eight misdemeanor counts (which included one reporting count, one strict liability discharge count and six strict liability animal takings counts) and (ii) found not guilty on one strict liability animal takings count. The jury deadlocked on three counts (including two felony discharge counts and one strict liability animal takings count), and two misdemeanor discharge counts were dropped. We are in the process of pursuing and evaluating our post-trial options, which include the possibility of an appeal. We do not anticipate that the fines or penalties imposed as a result of the jury’s decision will have a material adverse impact on the financial position or operations of the Partnership.

Also in late May of 2015, the United States Attorney for the Department of Justice, Central District of California, Environmental Crimes Section (“DOJ”) began an investigation into whether there were any violations of federal criminal statutes in connection with the Line 901 incident, including potential violations of the federal Clean Water Act. We have cooperated with the DOJ’s investigation by responding to their requests for documents and access to our employees. Consistent with the terms of our governing organizational documents, we are funding our employees’ defense costs, including the costs of separate counsel engaged to represent such individuals. On August 26, 2015, we received a Request for Information from the EPA relating to Line 901. We have provided various responsive materials to date and we will continue to do so in the future in cooperation with the EPA. While to date no civil actions or criminal charges with respect to the Line 901 release, other than those brought pursuant to the May 2016 Indictment and a separate civil claim brought by the California Attorney General on behalf of the California State Lands Commission, have been brought against PAA or any of its affiliates, officers or employees by PHMSA, DOJ, EPA, the California Attorney General, the Santa Barbara District Attorney or the California Department of Fish and Wildlife, and no fines or penalties have been imposed by such governmental agencies, the investigations being conducted by such agencies are still open and we may have fines or penalties imposed upon us, our officers or our employees, or civil actions or criminal charges brought against us, our officers or our employees in the future, whether by those or other governmental agencies.

Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We have received a number of claims through the claims line and we have been processing those claims and making payments as appropriate. In addition, we have also had nine class action lawsuits filed against us, six of which have been administratively consolidated into a single proceeding in the United States District Court for the Central District of California. In general, the plaintiffs are seeking to establish different classes of claimants that have allegedly been damaged by the release. To date, the court has certified three sub-classes of claimants and denied certification of the other proposed sub-class. The sub-classes that have been certified include (i) commercial fishermen who landed fish in certain specified fishing blocks in the waters adjacent to Santa Barbara County or persons or businesses who resold commercial seafood landed in such areas; (ii) individuals or businesses who were employed by or had contracts with certain designated oil platforms and related onshore processing facilities in the vicinity of the release as of the date of the release and (iii) beachfront property and easement owners whose properties were oiled. The Ninth Circuit Court of Appeals has granted our petition for leave to appeal the oil industry class certification. We are also defending a separate class action lawsuit proceeding in the United States District Court for the Central District of California brought on behalf of the Line 901 and Line 903 easement holders seeking injunctive relief as well as compensatory damages.

There have also been two securities law class action lawsuits filed on behalf of certain purported investors in the Partnership and/or PAGP against the Partnership, PAGP and/or certain of their respective officers, directors and underwriters. Both of these lawsuits have been consolidated into a single proceeding in the United States District Court for the Southern District of Texas. In general, these lawsuits allege that the various defendants violated securities laws by misleading investors regarding the integrity of the Partnership’s pipelines and related facilities through false and misleading statements, omission of material facts and concealing of the true extent of the spill. The plaintiffs claim unspecified damages as a result of the reduction in value of their investments in the Partnership and PAGP, which they attribute to the alleged wrongful acts of the defendants. The Partnership and PAGP, and the other defendants, denied the allegations in, and moved to dismiss these lawsuits. On March 29, 2017, the Court ruled in our favor dismissing all claims against all defendants. Plaintiffs refiled their complaint. On April 2, 2018, the Court dismissed all of the refiled claims against all defendants with prejudice. Plaintiffs have appealed the dismissal. Consistent with and subject to the terms of our governing organizational documents (and to the extent applicable, insurance policies), we have indemnified and funded the defense costs of our officers and directors in connection with this lawsuit; we have also indemnified and funded the defense costs of our underwriters pursuant to the terms of the underwriting agreements we previously entered into with such underwriters.

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

We have also received several other individual lawsuits and complaints from companies, governmental agencies and individuals alleging damages arising out of the Line 901 incident. These lawsuits and claims generally seek compensatory and punitive damages, and in some cases permanent injunctive relief.

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

Taking the foregoing into account, as of September 30, 2018, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $335 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments and certain third party claims settlements, as well as estimates for fines, penalties and certain legal fees. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statement of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the duration of the natural resource damage assessment process and the ultimate amount of damages determined, (ii) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits, (iii) the determination and calculation of fines and penalties, but excluding fines and penalties that are not probable and reasonably estimable and (iv) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits, claims and investigations that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. In addition, with respect to fines and penalties, the ultimate amount of any fines and penalties assessed against us depends on a wide variety of factors, many of which are not estimable at this time. Where fines and penalties are probable and estimable, we have included them in our estimate, although such estimates could turn out to be wrong. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of September 30, 2018, we had a remaining undiscounted gross liability of $65 million related to this event, of which approximately $37 million is presented as a current liability in “Accounts payable and accrued liabilities” on our Condensed Consolidated Balance Sheet, with the remainder presented in “Other long-term liabilities and deferred credits”. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through September 30, 2018, we had collected, subject to customary reservations, $180 million out of the approximate $220 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of September 30, 2018, we have recognized a receivable of approximately $40 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Of this amount, approximately $16 million is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet, with the remainder in “Other long-term assets, net”. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as natural resource damage assessment and compensation, legal, professional and regulatory costs, in addition to fines and penalties, during future periods.

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

The following tables reflect certain financial data for each segment (in millions):

Three Months Ended September 30, 2018	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Revenues:
External customers (1)	$292	$149	$8,482	$(131)	$8,792
Intersegment (2)	206	140	1	131	478
Total revenues of reportable segments	$498	$289	$8,483	$—	$9,270
Equity earnings in unconsolidated entities	$110	$—	$—		$110
Segment Adjusted EBITDA	$388	$173	$75		$636
Maintenance capital	$41	$33	$4		$78

Three Months Ended September 30, 2017	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Revenues:
External customers (1)	$274	$140	$5,573	$(114)	$5,873
Intersegment (2)	172	151	1	114	438
Total revenues of reportable segments	$446	$291	$5,574	$—	$6,311
Equity earnings in unconsolidated entities	$80	$—	$—		$80
Segment Adjusted EBITDA	$363	$182	$(56)		$489
Maintenance capital	$32	$28	$3		$63

Nine Months Ended September 30, 2018	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Revenues:
External customers (1)	$808	$437	$24,374	$(350)	$25,269
Intersegment (2)	619	429	2	350	1,400
Total revenues of reportable segments	$1,427	$866	$24,376	$—	$26,669
Equity earnings in unconsolidated entities	$281	$—	$—		$281
Segment Adjusted EBITDA	$1,083	$530	$120		$1,733
Maintenance capital	$102	$74	$10		$186

Nine Months Ended September 30, 2017	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Revenues:
External customers (1)	$757	$410	$17,749	$(298)	$18,618
Intersegment (2)	503	463	8	298	1,272
Total revenues of reportable segments	$1,260	$873	$17,757	$—	$19,890
Equity earnings in unconsolidated entities	$201	$—	$—		$201
Segment Adjusted EBITDA	$933	$550	$(32)		$1,451
Maintenance capital	$89	$94	$11		$194

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

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to net income attributable to PAA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment Adjusted EBITDA	$636	$489	$1,733	$1,451
Adjustments (1):
Depreciation and amortization of unconsolidated entities (2)	(15)	(13)	(44)	(31)
Gains/(losses) from derivative activities net of inventory valuation adjustments (3)	110	(216)	(107)	86
Long-term inventory costing adjustments (4)	10	16	18	2
Deficiencies under minimum volume commitments, net (5)	4	(8)	(9)	(5)
Equity-indexed compensation expense (6)	(14)	(7)	(37)	(18)
Net gain/(loss) on foreign currency revaluation (7)	3	14	(5)	27
Line 901 incident (8)	—	—	—	(12)
Significant acquisition-related expenses (9)	—	—	—	(6)
Depreciation and amortization	(131)	(151)	(306)	(401)
Gain on sale of investment in unconsolidated entities	210	—	210	—
Interest expense, net	(110)	(134)	(327)	(390)
Other income/(expense), net	(3)	(1)	8	(6)
Income/(loss) before tax	700	(11)	1,134	697
Income tax (expense)/benefit	10	45	(35)	(30)
Net income	710	34	1,099	667
Net income attributable to noncontrolling interests	—	(1)	—	(2)
Net income attributable to PAA	$710	$33	$1,099	$665

(1)	Represents adjustments utilized by our CODM in the evaluation of segment results.

(2)	Includes our proportionate share of the depreciation and amortization and gains and losses on significant asset sales of equity method investments.

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

Overview of Operating Results, Capital Investments and Other Significant Activities

During the first nine months of 2018, we recognized net income attributable to PAA of $1.099 billion as compared to net income attributable to PAA of $665 million recognized during the first nine months of 2017. The increase in net income attributable to PAA over the comparative periods was driven by:

•
More favorable results from our Transportation segment, primarily from our pipelines in the Permian Basin region, driven by higher volumes from increased production and our recently completed capital expansion projects;

•	Favorable regional crude oil differentials and higher lease gathering and NGL margins in our Supply and Logistics segment;

•	Lower depreciation and amortization expense due to net gains recognized during the 2018 period associated with asset sales;

•	A gain on the sale of a portion of our interest in BridgeTex in the third quarter of 2018; and

•
Lower interest expense primarily driven by a lower weighted average debt balance in the 2018 period as a result of our efforts to implement our Leverage Reduction Plan announced in August 2017. See “—Executive Summary—Overview of Operating Results, Capital Investments and Other Significant Activities” in Item 7 of our 2017 Annual Report on Form 10-K for further discussion of our Leverage Reduction Plan; partially offset by

•
The negative impact, primarily in our Supply and Logistics segment, associated with the difference between losses recognized in the 2018 period from the mark-to-market of certain derivative instruments, as compared to gains recognized in the prior period; and

•	Lower operating results due to asset sales completed during 2017 and 2018 as part of our divestiture program.

See further discussion of our operating results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below.

We invested $1.37 billion in midstream infrastructure projects during the nine months ended September 30, 2018, and we expect expansion capital for the full year of 2018 to be approximately $1.95 billion, which will be primarily focused in the Permian Basin. See the “—Acquisitions and Capital Projects” section below for additional information.

We continued to advance our divestiture program, completing asset sales for total proceeds of approximately $1.3 billion during the nine months ended September 30, 2018, including the sale of a portion of our interest in BridgeTex during the third quarter of 2018. We also paid approximately $653 million of cash distributions to our common unitholders during the nine months ended September 30, 2018. In addition, we paid distributions of $112 million to our Series A preferred unitholders (of which $37 million was paid in-kind and $75 million was paid in cash), and we paid a semi-annual cash distribution of $24.5 million to our Series B preferred unitholders. In October 2018, we declared (i) quarterly cash distributions of $0.30 per common unit (a total distribution of $218 million) and $0.525 per Series A preferred unit (a total distribution of $37 million) to be paid on November 14, 2018 and (ii) the semiannual cash distribution of $30.625 per Series B preferred unit (a total distribution of $24.5 million) to be paid on November 15, 2018.

Acquisitions and Capital Projects

The following table summarizes our expenditures for acquisition capital, expansion capital and maintenance capital (in millions):

	Nine Months Ended September 30,
	2018	2017
Acquisition capital (1) (2)	$—	$1,325
Expansion capital (2) (3)	1,370	893
Maintenance capital (3)	186	194
	$1,556	$2,412

(1)	Acquisition capital for the first nine months of 2017 primarily relates to the ACC Acquisition.

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

Expansion Capital Projects

The following table summarizes our notable projects in progress during 2018 and the estimated cost for the year ending December 31, 2018 (in millions):

Projects	2018
Permian Basin Takeaway Pipeline Projects	$925
Complementary Permian Basin Projects	675
Selected Facilities Projects (1)	65
Other Projects	285
Total Projected 2018 Expansion Capital Expenditures	$1,950

(1)	Includes projects at our St. James, Fort Saskatchewan and Cushing terminals.

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2018	2017	$	%	2018	2017	$	%
Transportation Segment Adjusted EBITDA (1)	$388	$363	$25	7%	$1,083	$933	$150	16%
Facilities Segment Adjusted EBITDA (1)	173	182	(9)	(5)%	530	550	(20)	(4)%
Supply and Logistics Segment Adjusted EBITDA (1)	75	(56)	131	234%	120	(32)	152	475%
Adjustments:
Depreciation and amortization of unconsolidated entities	(15)	(13)	(2)	(15)%	(44)	(31)	(13)	(42)%
Selected items impacting comparability - Segment Adjusted EBITDA	113	(201)	314	**	(140)	74	(214)	**
Depreciation and amortization	(131)	(151)	20	13%	(306)	(401)	95	24%
Gain on sale of investment in unconsolidated entities	210	—	210	N/A	210	—	210	N/A
Interest expense, net	(110)	(134)	24	18%	(327)	(390)	63	16%
Other income/(expense), net	(3)	(1)	(2)	**	8	(6)	14	**
Income tax (expense)/benefit	10	45	(35)	(78)%	(35)	(30)	(5)	(17)%
Net income	$710	$34	$676	**	$1,099	$667	$432	65%
Net income attributable to noncontrolling interests	—	(1)	1	100%	—	(2)	2	100%
Net income attributable to PAA	$710	$33	$677	**	$1,099	$665	$434	65%

Basic net income/(loss) per common unit	$0.91	$(0.01)	$0.92	**	$1.30	$0.77	$0.53	**
Diluted net income/(loss) per common unit	$0.87	$(0.01)	$0.88	**	$1.30	$0.76	$0.54	**
Basic weighted average common units outstanding	726	725	1	**	726	714	12	**
Diluted weighted average common units outstanding	799	725	74	**	728	715	13	**

**	Indicates that variance as a percentage is not meaningful.

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

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, management uses additional measures known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future. The primary additional measures used by management are earnings before interest, taxes, depreciation and amortization (including our proportionate share of depreciation and amortization and gains and losses on significant asset sales of unconsolidated entities) and gains on sales of investments in unconsolidated entities, adjusted for certain selected items impacting comparability (“Adjusted EBITDA”) and implied distributable cash flow (“DCF”).

Management believes that the presentation of such additional financial measures provides useful information to investors regarding our performance and results of operations because these measures, when used to supplement related GAAP financial measures, (i) provide additional information about our core operating performance and ability to fund distributions to our unitholders through cash generated by our operations, (ii) provide investors with the same financial analytical framework upon which management bases financial, operational, compensation and planning/budgeting decisions and (iii) present measures that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. These non-GAAP measures may exclude, for example, (i) charges for obligations that are expected to be settled with the issuance of equity instruments, (ii) gains or losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), the mark-to-market related to our Preferred Distribution Rate Reset Option, gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (iii) long-term inventory costing adjustments, (iv) items that are not indicative of our core operating results and business outlook and/or (v) other items that we believe should be excluded in understanding our core operating performance. These measures may further be adjusted to include amounts related to deficiencies associated with minimum volume commitments whereby we have billed the counterparties for their deficiency obligation and such amounts are recognized as deferred revenue in “Other current liabilities” in our Condensed Consolidated Financial Statements. Such amounts are presented net of applicable amounts subsequently recognized into revenue. We have defined all such items as “selected items impacting comparability.” We do not necessarily consider all of our selected items impacting comparability to be non-recurring, infrequent or unusual, but we believe that an understanding of these selected items impacting comparability is material to the evaluation of our operating results and prospects.

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

The following table sets forth the reconciliation of these non-GAAP financial performance measures from Net Income (in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2018	2017	$	%	2018	2017	$	%
Net income	$710	$34	$676	**	$1,099	$667	$432	65%
Add/(Subtract):
Interest expense, net	110	134	(24)	(18)%	327	390	(63)	(16)%
Income tax expense/(benefit)	(10)	(45)	35	78%	35	30	5	17%
Depreciation and amortization	131	151	(20)	(13)%	306	401	(95)	(24)%
Depreciation and amortization of unconsolidated entities (1)	15	13	2	15%	44	31	13	42%
Gain on sale of investment in unconsolidated entities	(210)	—	(210)	N/A	(210)	—	(210)	N/A
Selected Items Impacting Comparability:
(Gains)/losses from derivative activities net of inventory valuation adjustments (2)	(110)	216	(326)	**	107	(86)	193	**
Long-term inventory costing adjustments (3)	(10)	(16)	6	**	(18)	(2)	(16)	**
Deficiencies under minimum volume commitments, net (4)	(4)	8	(12)	**	9	5	4	**
Equity-indexed compensation expense (5)	14	7	7	**	37	18	19	**
Net (gain)/loss on foreign currency revaluation (6)	(3)	(14)	11	**	5	(27)	32	**
Line 901 incident (7)	—	—	—	**	—	12	(12)	**
Significant acquisition-related expenses (8)	—	—	—	**	—	6	(6)	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA	(113)	201	(314)	**	140	(74)	214	**
(Gains)/losses from derivative activities (2)	2	(2)	4	**	(3)	—	(3)	**
Net (gain)/loss on foreign currency revaluation (6)	1	3	(2)	**	(3)	7	(10)	**
Selected Items Impacting Comparability - Adjusted EBITDA (9)	(110)	202	(312)	**	134	(67)	201	**
Adjusted EBITDA (9)	$636	$489	$147	30%	$1,735	$1,452	$283	19%
Interest expense, net (10)	(106)	(121)	15	12%	(318)	(367)	49	13%
Maintenance capital (11)	(78)	(63)	(15)	(24)%	(186)	(194)	8	4%
Current income tax (expense)/benefit	(14)	1	(15)	**	(34)	(9)	(25)	(278)%
Adjusted equity earnings in unconsolidated entities, net of distributions (12)	(5)	(7)	2	**	9	11	(2)	**
Distributions to noncontrolling interests (13)	—	(1)	1	100%	—	(2)	2	100%
Implied DCF (14)	$433	$298	135	45%	$1,206	$891	315	35%
Preferred unit distributions (15)	(37)	—	(37)	N/A	(99)	—	(99)	N/A
Implied DCF Available to Common Unitholders	$396	$298	$98	33%	$1,107	$891	$216	24%
Common unit cash distributions (13)	(218)	(399)			(653)	(1,168)
Implied DCF Excess/(Shortage) (16)	$178	$(101)			$454	$(277)

**	Indicates that variance as a percentage is not meaningful.

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

(14)
Including net costs recognized during the period related to the Line 901 incident that occurred in May 2015, Implied DCF would have been $879 million for the nine months ended September 30, 2017. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2017 Annual Report on Form 10-K for additional information regarding the Line 901 incident.

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

The following tables set forth our operating results from our Transportation segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2018	2017	$	%	2018	2017	$	%
Revenues	$498	$446	$52	12%	$1,427	$1,260	$167	13%
Purchases and related costs	(49)	(29)	(20)	(69)%	(141)	(74)	(67)	(91)%
Field operating costs	(164)	(136)	(28)	(21)%	(469)	(436)	(33)	(8)%
Segment general and administrative expenses (2)	(28)	(25)	(3)	(12)%	(86)	(78)	(8)	(10)%
Equity earnings in unconsolidated entities	110	80	30	38%	281	201	80	40%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	15	13	2	15%	44	31	13	42%
Gains from derivative activities	—	—	—	**	(1)	—	(1)	**
Deficiencies under minimum volume commitments, net	(1)	11	(12)	**	8	2	6	**
Equity-indexed compensation expense	7	3	4	**	20	9	11	**
Line 901 incident	—	—	—	**	—	12	(12)	**
Significant acquisition-related expenses	—	—	—	**	—	6	(6)	**
Segment Adjusted EBITDA	$388	$363	$25	7%	$1,083	$933	$150	16%
Maintenance capital	$41	$32	$9	28%	$102	$89	$13	15%
Segment Adjusted EBITDA per barrel	$0.70	$0.74	$(0.04)	(5)%	$0.69	$0.67	$0.02	3%

Average Daily Volumes	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in thousands of barrels per day) (4)	2018	2017	Volumes	%	2018	2017	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (5)	3,880	2,963	917	31%	3,621	2,732	889	33%
South Texas / Eagle Ford (5)	451	362	89	25%	436	341	95	28%
Central (5)	480	424	56	13%	456	419	37	9%
Gulf Coast	171	359	(188)	(52)%	182	362	(180)	(50)%
Rocky Mountain (5)	258	426	(168)	(39)%	261	418	(157)	(38)%
Western	184	190	(6)	(3)%	180	186	(6)	(3)%
Canada	322	351	(29)	(8)%	312	359	(47)	(13)%
Crude oil pipelines	5,746	5,075	671	13%	5,448	4,817	631	13%
NGL pipelines	174	172	2	1%	173	169	4	2%
Tariff activities total volumes	5,920	5,247	673	13%	5,621	4,986	635	13%
Trucking volumes	95	94	1	1%	95	102	(7)	(7)%
Transportation segment total volumes	6,015	5,341	674	13%	5,716	5,088	628	12%

**	Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs and expenses include intersegment amounts.

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

 Revenues, Purchases and Related Costs, Equity Earnings in Unconsolidated Entities and Volumes. The following table presents variances in revenues, purchases and related costs and equity earnings in unconsolidated entities by region for the comparative periods presented:

	Favorable/(Unfavorable) Variance Three Months Ended September 30, 2018-2017			Favorable/(Unfavorable) Variance Nine Months Ended September 30, 2018-2017
(in millions)	Revenues	Purchases and Related Costs	Equity Earnings	Revenues	Purchases and Related Costs	Equity Earnings
Permian Basin region	$64	$(14)	$14	$198	$(59)	$37
South Texas / Eagle Ford region	1	—	—	7	—	12
Central region	(1)	—	16	(12)	—	38
Gulf Coast region	(8)	—	—	(26)	—	—
Rocky Mountain region	(13)	—	—	(30)	—	—
Other regions (including trucking and pipeline loss allowance revenue)	9	(6)	—	30	(8)	(7)
Total variance	$52	$(20)	$30	$167	$(67)	$80

•
Permian Basin region. Total revenues, net of purchases and related costs, and equity earnings in unconsolidated entities increased by approximately $64 million and $176 million, respectively, for the three- and nine-month comparative periods primarily due to higher volumes from increased production and our recently completed capital expansion projects. For the three and nine months ended September 30, 2018, these increases included (i) higher volumes on our gathering systems of approximately 350,000 and 339,000 barrels per day, respectively, primarily on our Pinon and Spraberry pipelines and ACC system, (ii) higher volumes of approximately 415,000 and 381,000 barrels per day, respectively, on our intra-basin pipelines and (iii) a volume increase of approximately 152,000 and 169,000 barrels per day, respectively, on our long-haul pipelines, including our equity interest in BridgeTex.

•	South Texas / Eagle Ford region. Revenues increased for each of the comparative periods presented due to higher receipts on certain of our gathering systems.

Equity earnings from our 50% interest in Eagle Ford Pipeline LLC was favorably impacted for each of the comparative periods by higher volumes from our Cactus pipeline. For the three-month comparative period, such favorable impact was offset by the recognition of deferred revenue in the 2017 period, for which there was no corresponding impact in the 2018 period.

•
Central region. The decrease in revenues for each of the comparative periods was primarily due to the sale of certain of our Mid-Continent Area System assets in the fourth quarter of 2017, including the sale of a portion of our interest in our Midway pipeline for which our remaining interest is now accounted for under the equity method of accounting. However, such unfavorable results were partially offset by additional movements on our Red River pipeline in the 2018 periods.

Equity earnings increased for each of the comparative periods from (i) our 50% interest in the Diamond joint venture pipeline, which was placed in service in late 2017, and (ii) our 50% interest in Midway pipeline, which we account for under the equity method of accounting following the sale of a portion of our interest in the pipeline in the fourth quarter of 2017, as discussed above.

•
Gulf Coast Region. The decrease in revenues for each of the comparative periods was primarily due to lower volumes on the Capline pipeline once the Diamond joint venture pipeline was placed in service in late 2017.

•
Rocky Mountain Region. The decrease in revenues and volumes for each of the comparative periods was primarily due to the sale of certain pipelines and related assets in the fourth quarter of 2017 and the second quarter of 2018, partially offset by higher volumes on certain of our remaining pipelines.

•
Other. The increase in other revenue for each of the comparative periods was primarily due to greater loss allowance revenue driven by higher volumes and prices in the 2018 periods. The decrease in volumes on our Canadian crude oil pipelines for each of the comparative periods was partially due to the temporary outage of a connecting carrier. Additionally, the impact on revenues from the decrease in volumes was partially offset by increased tariff rates on certain of the pipelines.

Adjustments: Deficiencies under minimum volume commitments, net. Many industry infrastructure projects developed and completed over the last several years were underpinned by long-term minimum volume commitment contracts whereby the shipper, based on an expectation of continued production growth, agreed to either: (i) ship and pay for certain stated volumes or (ii) pay the agreed upon price for a minimum contract quantity. During the nine-month 2018 period and the 2017 periods presented in the table above, collections for deficiencies under minimum volume commitments that resulted in deferred revenues and an increase to Segment Adjusted EBITDA more than offset the impact during the periods from (i) shippers that utilized credits associated with previous deficiencies or (ii) credits that expired resulting in the recognition of previously deferred revenue. For the three-month 2018 period, shippers utilized credits associated with previous deficiencies, or such credits expired, offsetting collections for deficiencies and resulting in a net decrease to Segment Adjusted EBITDA.

Field Operating Costs. Field operating costs for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 were impacted by an increase in power related costs resulting from higher volumes, and increases in compensation costs. Such increases were partially offset in the three- and nine-month comparative periods by the sale of assets in the Rocky Mountain region in the fourth quarter of 2017 and the second quarter of 2018. Further, for the nine-month comparative period, the increases were offset by the impact of an increase of estimated costs recognized in the second quarter of 2017 associated with the Line 901 incident (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Segment General and Administrative Expenses. The increase in segment general and administrative expenses for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily driven by an increase in equity-indexed compensation expense due to the impact of an increase in unit price for the 2018 periods compared to a decrease in unit price for the 2017 periods. A portion of equity-indexed compensation expense was associated with awards that will or may be settled in common units (which impact our general and administrative expenses but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

The increase for the nine-month comparative period was partially offset by acquisition costs incurred in the 2017 period related to the ACC gathering system acquisition (which impact our segment general and administrative expenses but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The increase in maintenance capital for the three and nine months ended September 30, 2018 compared to the same periods in 2017 was primarily due to increased investment in our integrity management program and an operational tank replacement project.

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

The following tables set forth our operating results from our Facilities segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2018	2017	$	%	2018	2017	$	%
Revenues	$289	$291	$(2)	(1)%	$866	$873	$(7)	(1)%
Purchases and related costs	(3)	(3)	—	—%	(12)	(19)	7	37%
Field operating costs	(95)	(89)	(6)	(7)%	(271)	(258)	(13)	(5)%
Segment general and administrative expenses (2)	(18)	(18)	—	—%	(59)	(55)	(4)	(7)%

Adjustments (3):
(Gains)/losses from derivative activities	—	2	(2)	**	(2)	3	(5)	**
Deficiencies under minimum volume commitments, net	(3)	(3)	—	**	1	3	(2)	**
Equity-indexed compensation expense	3	2	1	**	7	3	4	**
Segment Adjusted EBITDA	$173	$182	$(9)	(5)%	$530	$550	$(20)	(4)%
Maintenance capital	$33	$28	$5	18%	$74	$94	$(20)	(21)%
Segment Adjusted EBITDA per barrel	$0.47	$0.48	$(0.01)	(2)%	$0.48	$0.47	$0.01	2%

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Volumes (4)	2018	2017	Volumes	%	2018	2017	Volumes	%
Liquids storage (average monthly capacity in millions of barrels)	109	112	(3)	(3)%	109	112	(3)	(3)%
Natural gas storage (average monthly working capacity in billions of cubic feet) (5)	65	67	(2)	(3)%	66	87	(21)	(24)%
NGL fractionation (average volumes in thousands of barrels per day)	115	131	(16)	(12)%	128	125	3	2%
Facilities segment total volumes (average monthly volumes in millions of barrels) (6)	123	127	(4)	(3)%	124	130	(6)	(5)%

**	Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs and expenses include intersegment amounts.

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

Revenues, Purchases and Related Costs and Volumes. Variances in revenues, purchases and related costs and average monthly volumes for the comparative periods were driven by:

•
NGL Operations. Revenues decreased by $13 million and less than $1 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. The three- and nine-month comparative periods were impacted by the sale of a natural gas processing facility in the second quarter of 2018 and decreases in revenues at certain of our storage and fractionation facilities. The three-month comparative period also reflects an unfavorable foreign exchange impact of approximately $5 million. These unfavorable variances were substantially offset for the nine-month comparative period due to (i) increased volumes and fees associated with placing an additional 1.6 million barrels of NGL storage capacity into service in the second half of 2017 at our Fort Saskatchewan facility, (ii) higher volumetric gains at certain facilities in the 2018 period and (iii) a net favorable foreign exchange impact of approximately $5 million.

•
Crude Oil Storage. Revenues decreased by $2 million and $14 million for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017 primarily due to the sale of certain of our Bay Area, California terminal assets in December 2017. These lower results were partially offset in each of the comparative periods by higher revenues from increased activity at our Cushing and St. James terminals.

•
Rail Terminals. Revenues increased by $8 million and $18 million for the three and nine months ended September 30, 2018, respectively, over the same periods in 2017 primarily due to higher activity at certain of our rail terminals resulting from more favorable market conditions.

•
Natural Gas Storage. Revenues, net of purchases and related costs, increased by $3 million for the three-month comparative period and decreased by $5 million for the nine-month comparative period. The decrease for the nine-month comparative period was primarily due to (i) the June 2017 sale of our Bluewater natural gas storage facility and (ii) the absence of a one-time fee recognized during the first quarter of 2017 related to the early termination of a storage contract at our Pine Prairie facility. These unfavorable impacts were partially offset for the nine-month comparative period and fully offset for the three-month comparative period by the favorable impact of expiring contracts replaced at higher rates and more favorable market conditions for hub services at certain of our natural gas storage facilities.

Field Operating Costs. The increase in field operating costs for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to an increase in personnel costs, including higher costs at our rail terminals as a result of increased activity, partially offset by lower costs due to sales of assets.

Segment General and Administrative Expenses. The increase in segment general and administrative expenses for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017 was primarily driven by an increase in equity-indexed compensation expense due to the impact of an increase in unit price for the 2018 period compared to a decrease in unit price for the 2017 period.

Maintenance Capital. For the three months ended September 30, 2018 as compared to the three months ended September 30, 2017, maintenance capital spending increased primarily due to costs at our NGL processing facilities located in Western Canada. These increases were partially offset for the three month comparative period and fully offset for the nine month comparative period by the impact of higher expenditures related to our integrity management program in 2017 compared to 2018, primarily on assets at our Southern California terminals. Total maintenance costs related to our integrity management program at these terminals decreased by approximately $10 million and $41 million for the three and nine months ended

September 30, 2018, respectively, compared to the same periods in 2017. We expect to continue to see significant reductions to our maintenance capital costs compared to 2017 at these terminals going forward as we complete a number of maintenance projects in this area.

Supply and Logistics Segment

Revenues from our Supply and Logistics segment activities reflect the sale of gathered and bulk-purchased crude oil, as well as sales of NGL volumes. Generally, our segment results are impacted by (i) increases or decreases in our Supply and Logistics segment volumes (which consist of lease gathering crude oil purchases volumes and NGL sales volumes), (ii) the overall strength, weakness and volatility of market conditions and the allocation of our assets among our various risk management strategies and (iii) the effects of competition on our lease gathering and NGL margins. In addition, the execution of our risk management strategies in conjunction with our assets can provide upside in certain markets. Our crude oil and NGL supply, logistics and distribution operations are not directly affected by the absolute level of prices, but are affected by overall levels of supply and demand for crude oil and NGL, market structure and relative fluctuations in market-related indices and regional differentials.

The following tables set forth our operating results from our Supply and Logistics segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2018	2017	$	%	2018	2017	$	%
Revenues	$8,483	$5,574	$2,909	52%	$24,376	$17,757	$6,619	37%
Purchases and related costs	(8,191)	(5,729)	(2,462)	(43)%	(24,076)	(17,407)	(6,669)	(38)%
Field operating costs	(70)	(62)	(8)	(13)%	(200)	(193)	(7)	(4)%
Segment general and administrative expenses (2)	(28)	(25)	(3)	(12)%	(87)	(77)	(10)	(13)%

Adjustments (3):
(Gains)/losses from derivative activities net of inventory valuation adjustments	(110)	214	(324)	**	110	(89)	199	**
Long-term inventory costing adjustments	(10)	(16)	6	**	(18)	(2)	(16)	**
Equity-indexed compensation expense	4	2	2	**	10	6	4	**
Net (gain)/loss on foreign currency revaluation	(3)	(14)	11	**	5	(27)	32	**
Segment Adjusted EBITDA	$75	$(56)	$131	234%	$120	$(32)	$152	475%
Maintenance capital	$4	$3	$1	33%	$10	$11	$(1)	(9)%
Segment Adjusted EBITDA per barrel	$0.66	$(0.54)	$1.20	222%	$0.35	$(0.10)	$0.45	450%

Average Daily Volumes (4)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in thousands of barrels per day)	2018	2017	Volumes	%	2018	2017	Volumes	%
Crude oil lease gathering purchases	1,042	929	113	12%	1,034	929	105	11%
NGL sales	195	202	(7)	(3)%	243	254	(11)	(4)%
Supply and Logistics segment total volumes	1,237	1,131	106	9%	1,277	1,183	94	8%

**	Indicates that variance as a percentage is not meaningful.

(1)	Revenues and costs include intersegment amounts.

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

(4)	Average daily volumes are calculated as the total volumes for the period divided by the number of days in the period.

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High
Three months ended September 30, 2018	$65	$74
Three months ended September 30, 2017	$44	$52

Nine months ended September 30, 2018	$59	$74
Nine months ended September 30, 2017	$43	$54

Because the commodities that we buy and sell are generally indexed to the same pricing indices for both sales and purchases, revenues and costs related to purchases will fluctuate with market prices. However, the margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. The absolute amount of our revenues and purchases increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017 primarily due to higher crude oil prices. Additionally, revenues were impacted by net gains and losses from certain derivative activities during the periods.

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

Segment Adjusted EBITDA and Volumes. Our Supply and Logistics Segment Adjusted EBITDA increased by $131 million and $152 million for the three and nine months ended September 30, 2018, respectively, compared to the three and nine months ended September 30, 2017. The following summarizes the significant items impacting the comparative periods:

•
Crude Oil Operations. Net revenues from our crude oil supply and logistics operations increased for the comparative three- and nine-month periods presented primarily due to favorable grade differentials, primarily in the Permian Basin and Western Canada, as well as higher lease gathering margins and volumes. For the nine-month comparative period, such favorable impacts more than offset the benefit to the 2017 period of the contango market conditions.

•
NGL Operations. Net revenues from our NGL operations increased for the three and nine months ended September 30, 2018 compared to the same periods in 2017. The three- and nine-month comparative periods were favorably impacted by an audit recovery in 2018 related to a profit-sharing arrangement. The nine-month comparative period was also favorably impacted by (i) lower supply costs at our straddle plants relative to NGL values, (ii) favorable impacts from a wider isobutane/normal butane differential and (iii) modifications made to our contracting strategies in the 2017-2018 heating season.

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

•
Field Operating Costs. The increase in field operating costs for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily driven by an increase in third party trucking utilization and higher fuel costs due to longer hauls and increased volumes.

•
Segment General and Administrative Expenses. The increase in segment general and administrative expenses for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily driven by (i) an increase in equity-indexed compensation expense due to the impact of an increase in unit price for the 2018 periods compared to a decrease in unit price for the 2017 periods and (ii) cost increases across various categories.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense decreased for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 primarily due to the recognition of net losses of approximately $2 million for the three months ended September 30, 2018 and net gains of approximately $79 million for the nine months ended September 30, 2018, compared to net losses of approximately $15 million for both the three and nine months ended September 30, 2017 associated with sales of assets during the periods.

Gain on Sale of Investment in Unconsolidated Entities

During the third quarter of 2018, we sold a 30% interest in BridgeTex for proceeds of $868 million, resulting in a gain of $210 million. We retained a 20% interest in BridgeTex.

Interest Expense

The decrease in interest expense for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was primarily due to (i) a lower weighted average debt balance during the 2018 periods, largely resulting from the repayment of an aggregate of $950 million of senior notes in December 2017, and (ii) a net favorable impact of $9 million and $13 million for the three and nine month periods, respectively, related to losses on interest rate swaps recognized in the 2017 periods compared to gains recognized in the 2018 periods.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Gain/(loss) related to mark-to-market adjustment of our Preferred Distribution Rate Reset Option (1)	$(2)	$2	$3	$—
Other	(1)	(3)	5	(6)
	$(3)	$(1)	$8	$(6)

(1)	See Note 11 to our Condensed Consolidated Financial Statements for additional information.

Income Tax Expense

The decrease in income tax benefit for the three months ended September 30, 2018 compared to the three months ended September 30, 2017 was primarily due to lower year-over-year losses as impacted by fluctuations in derivative mark-to-market valuations in our Canadian operations.

The increase in income tax expense for the nine months ended September 30, 2018 over the comparable 2017 period was primarily due to higher year-over-year income as impacted by fluctuations in derivative mark-to-market valuations in our Canadian operations.

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

As of September 30, 2018, although we had a working capital deficit of $529 million, we had approximately $2.5 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of September 30, 2018
Availability under senior unsecured revolving credit facility (1) (2)	$1,441
Availability under senior secured hedged inventory facility (1) (2)	1,078
Amounts outstanding under commercial paper program	(60)
Subtotal	2,459
Cash and cash equivalents	29
Total	$2,488

(1)	Represents availability prior to giving effect to amounts outstanding under our commercial paper program, which reduce available capacity under the facilities.

(2)
Available capacity under the senior unsecured revolving credit facility and the senior secured hedged inventory facility was reduced by outstanding letters of credit of $159 million and $22 million, respectively.

We believe that we have, and will continue to have, the ability to access the commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. In addition, usage of our credit facilities, which provide the financial backstop for our commercial paper program, is subject to ongoing compliance with covenants. As of September 30, 2018, we were in compliance with all such covenants. Also, see Item 1A. “Risk Factors” of our 2017 Annual Report on Form 10-K for further discussion regarding such risks that may impact our liquidity and capital resources.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2017 Annual Report on Form 10-K.

Net cash provided by operating activities for the first nine months of 2018 and 2017 was $1.294 billion and $1.918 billion, respectively, and primarily resulted from earnings from our operations. Additionally, as discussed further below, changes during these periods in our inventory levels and associated margin balances required as part of our hedging activities impacted our cash flow from operating activities.

During the nine months ended September 30, 2018, we increased the volume of crude oil and NGL inventory that we held, which was funded by proceeds from asset sales and short-term debt. The cash outflows associated with these inventory purchases resulted in a decrease to our cash provided by operating activities. However, this decrease was partially offset by approximately $300 million of cash received for transactions for which the revenue has been deferred pending the completion of future performance obligations. See Note 3 to our Condensed Consolidated Financial Statements for additional information.

During the nine months ended September 30, 2017, we decreased both the volume of crude oil inventory that we held and the margin balances required as part of our hedging activities, both of which had been funded by short-term debt. The cash inflows associated with these items resulted in a favorable impact on our cash provided by operating activities. However, the favorable effects from such activities were partially offset by higher weighted average prices and volumes for NGL inventory that was purchased and stored at the end of the 2017 period in anticipation of the 2017-2018 heating season.

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

Capital Projects. We invested approximately $1.37 billion in midstream infrastructure during the nine months ended September 30, 2018, and we expect to invest approximately $1.95 billion during the full year ended December 31, 2018. See “—Acquisitions and Capital Projects” for detail of our projected capital expenditures for the year ending December 31, 2018. We expect to fund our 2018 capital program with retained cash flow and proceeds from assets sold as part of our divestiture program, as discussed further below.

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

As part of our funding plans for our 2018 expansion capital program, we set a target to raise $700 million through divestitures in 2018. We have exceeded this target, receiving proceeds of approximately $1.3 billion during the first nine months of 2018, which included proceeds from the sale of a portion of our interest in BridgeTex in the third quarter of 2018. Excess proceeds above our targeted amounts were used to reduce debt and fund incremental expansion opportunities. We continue to advance efforts with respect to a number of additional transactions.

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

Equity and Debt Financing Activities

Our financing activities primarily relate to funding expansion capital projects, acquisitions and refinancing of our debt maturities, as well as short-term working capital (including borrowings for NYMEX and ICE margin deposits) and hedged inventory borrowings related to our NGL business and contango market activities. Our financing activities have primarily consisted of equity offerings, senior notes offerings and borrowings and repayments under our credit facilities or commercial paper program and other debt agreements, as well as payment of distributions to our unitholders.

Registration Statements. We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $1.1 billion of debt or equity securities (“Traditional Shelf”). At September 30, 2018, we had approximately $1.1 billion of unsold securities available under the Traditional Shelf. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under our Traditional Shelf or WKSI Shelf during the nine months ended September 30, 2018.

Credit Agreements, Commercial Paper Program and Indentures. The credit agreements for our revolving credit facilities (which impact our ability to access our commercial paper program because they provide the financial backstop that supports our short-term credit ratings) and our term loans and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions in our credit agreements, our ability to make distributions of available cash is not restricted. As of September 30, 2018, we were in compliance with the covenants contained in our credit agreements and indentures.

In August 2018, we entered into an agreement for two $100 million Go Zone term loans from the remarketing of our GO Bonds. The GO Zone term loans accrue interest in accordance with the interest payable on the related GO Bonds as provided in the GO Bonds Indenture pursuant to which such GO Bonds are issued and governed. The purchasers of the two GO Zone term loans have the right to put, at par, the GO Zone term loans in July 2023. The GO Bonds mature by their terms in May 2032 and August 2035, respectively. See Note 9 to our Condensed Consolidated Financial Statements for additional information.

In August 2018, we extended the maturity dates of our senior unsecured revolving credit facility and senior secured hedged inventory facility by one year to August 2023 and August 2021, respectively, for each extending lender. Our 364-day senior unsecured revolving credit facility, which had a borrowing capacity of $1.0 billion, matured in August 2018.

During the nine months ended September 30, 2018, we had net repayments under our credit agreements and commercial paper program of $542 million. The net repayments resulted primarily from cash flow from operating activities and proceeds from asset sales, partially offset by borrowings during the period related to funding needs for inventory purchases and related margin activities.

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

Distributions to Our Unitholders

Distributions to our Series A preferred unitholders. On November 14, 2018 we will pay a cash distribution of $37 million ($0.525 per unit) on our Series A preferred units outstanding as of October 31, 2018, the record date for such distribution for the period from July 1, 2018 through September 30, 2018. See Note 10 to our Condensed Consolidated Financial Statements for details of distributions made during or pertaining to the first nine months of 2018.

Distributions to Series B preferred unitholders. Distributions on our Series B preferred units are payable semiannually in arrears on the 15th day of May and November. On November 15, 2018, we will pay the semi-annual cash distribution of $24.5 million on our Series B preferred units to holders of record at the close of business on November 1, 2018 for the period from May 15, 2018 to November 14, 2018. See Note 10 to our Condensed Consolidated Financial Statements for details of distributions made during the first nine months of 2018.

Distributions to our common unitholders. In accordance with our partnership agreement, after making distributions to holders of our outstanding preferred units, we distribute the remainder of our available cash to common unitholders of record within 45 days following the end of each quarter. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. Our available cash also includes cash on hand resulting from borrowings made after the end of the quarter. On November 14, 2018, we will pay a quarterly distribution of $0.30 per common unit ($1.20 per common unit on an annualized basis), which is unchanged from our prior four quarterly distributions, on our common units outstanding as of October 31, 2018, the record date for such distribution for the period from July 1, 2018 through September 30, 2018. See Note 10 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first nine months of 2018. Also, see Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2017 Annual Report on Form 10-K for additional discussion regarding distributions.

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

Commitments

Contractual Obligations. In the ordinary course of doing business, we purchase crude oil and NGL from third parties under contracts, the majority of which range in term from thirty-day evergreen to five years, with a limited number of contracts with remaining terms extending up to ten years. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. The table below includes purchase obligations related to these activities. Where applicable, the amounts presented represent the net obligations associated with our counterparties (including giving effect to netting buy/sell contracts and those subject to a net settlement arrangement). We do not expect to use a significant amount of internal capital to meet these obligations, as the obligations will be funded by corresponding sales to entities that we deem creditworthy or who have provided credit support we consider adequate. The following table includes our best estimate of the amount and timing of these payments as well as other amounts due under the specified contractual obligations as of September 30, 2018 (in millions):

	Remainder of 2018	2019	2020	2021	2022	2023 and Thereafter	Total
Long-term debt and related interest payments (1)	$105	$918	$878	$948	$1,079	$10,190	$14,118
Leases, rights-of-way easements and other (2)	56	158	130	110	93	366	913
Other obligations (3)	458	513	207	174	128	438	1,918
Subtotal	619	1,589	1,215	1,232	1,300	10,994	16,949
Crude oil, NGL and other purchases (4)	3,459	6,596	5,024	4,618	3,984	13,032	36,713
Total	$4,078	$8,185	$6,239	$5,850	$5,284	$24,026	$53,662

(1)
Includes debt service payments, interest payments due on senior notes and the commitment fee on assumed available capacity under our credit facilities, as well as long-term borrowings under our credit agreements and commercial paper program, if any. Although there may be short-term borrowings under our credit agreements and commercial paper program, we historically repay and borrow at varying amounts. As such, we have included only the maximum commitment fee (as if no short-term borrowings were outstanding on the credit facilities or commercial paper program) in the amounts above. For additional information regarding our debt obligations, see Note 9 to our Condensed Consolidated Financial Statements.

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

(4)
Amounts are primarily based on estimated volumes and market prices based on average activity during September 2018. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions including hedging related margin obligations and construction activities. At September 30, 2018 and December 31, 2017, we had outstanding letters of credit of approximately $181 million and $166 million, respectively.

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

•
fluctuations in refinery capacity in areas supplied by our mainlines and other factors affecting demand for various grades of crude oil, NGL and natural gas and resulting changes in pricing conditions or transportation throughput requirements;

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

Commodity Price Risk

We use derivative instruments to hedge price risk associated with the following commodities:

•Crude oil

We utilize crude oil derivatives to hedge commodity price risk inherent in our Supply and Logistics and Transportation segments. Our objectives for these derivatives include hedging anticipated purchases and sales, stored inventory, basis differentials and storage capacity utilization. We manage these exposures with various instruments including exchange-traded and over-the-counter futures, forwards, swaps and options.

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

The fair value of our commodity derivatives and the change in fair value as of September 30, 2018 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(73)	$37	$(34)
Natural gas	(9)	$9	$(9)
NGL and other	(259)	$(105)	$105
Total fair value	$(341)

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at September 30, 2018, approximately $560 million, was subject to interest rate re-sets that range from one day to approximately one month. The average interest rate on variable rate debt that was outstanding during the nine months ended September 30, 2018 was 2.9%, based upon rates in effect during such period. The fair value of our interest rate derivatives was an asset of $15 million as of September 30, 2018. A 10% increase in the forward LIBOR curve as of September 30, 2018 would have resulted in an increase of $23 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of September 30, 2018 would have resulted in a decrease of $23 million to the fair value of our interest rate derivatives. See Note 11 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was an asset of $2 million as of September 30, 2018. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in a decrease of $36 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in an increase of $36 million to the fair value of our foreign currency derivatives. See Note 11 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including our common unit price, ten-year U.S. treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of our Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $19 million as of September 30, 2018. A 10% increase or decrease in the fair value would have an impact of $2 million. See Note 11 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of September 30, 2018, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the third quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Omnibus Agreement, entered into as part of the Simplification Transactions, which closed on November 15, 2016, provides for the mechanics by which (i) the total number of PAGP’s outstanding Class A shares will equal the number of AAP units held by PAGP, and (ii) the total number of our common units held by AAP will equal the sum of the number of outstanding AAP units and the number of AAP units that are issuable to the holders of vested and earned AAP Management Units. As such, we are obligated to issue common units to AAP in connection with PAGP’s issuance of Class A shares upon PAGP LTIP award vestings. During the three months ended September 30, 2018, we issued 11,250 common units to AAP in connection with PAGP LTIP award vestings. The issuance of all such common units to AAP was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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
Amendment No. 1 dated September 26, 2018 to the Eighth Amended and Restated Limited Partnership Agreement of Plains AAP, L.P. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 2, 2018).

3.12	—
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

3.14	—	Limited Liability Company Agreement of PAA GP LLC dated December 28, 2007 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed January 4, 2008).

3.15	—	Certificate of Limited Partnership of Plains GP Holdings, L.P. (incorporated by reference to Exhibit 3.1 to PAGP’s Registration Statement on Form S-1 (333-190227) filed July 29, 2013).

3.16	—
Second Amended and Restated Agreement of Limited Partnership of Plains GP Holdings, L.P. dated November 15, 2016 (incorporated by reference to Exhibit 3.2 to PAGP’s Current Report on Form 8-K filed November 21, 2016).

3.17	—	Certificate of Formation of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.3 to PAGP’s Registration Statement on Form S-1 (333-190227) filed July 29, 2013).

3.18	—
Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC dated as of February 16, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 21, 2017).

3.19	—
Amendment No. 1 dated October 1, 2018 to the Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed August 20, 2018).

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

10.5 *	—	Form of PAA LTIP Grant Letter for Officers (March 2018) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.6 *†	—	Second Amended and Restated Employment Agreement dated effective October 1, 2018 between Plains All American GP LLC and Greg L. Armstrong.

10.7 *†	—	Amended and Restated Employment Agreement dated effective October 1, 2018 between Plains All American GP LLC and Willie Chiang.

10.8 *†	—	LTIP Grant Letter dated August 16, 2018 (Willie Chiang).

10.9 *†	—	Employment Agreement dated effective October 15, 2018 between Plains All American GP LLC and John vonBerg.

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document

101.SCH†	—	XBRL Taxonomy Extension Schema Document

101.CAL†	—	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	XBRL Taxonomy Extension Presentation Linkbase Document

†	Filed herewith.

††	Furnished herewith.

*	Management compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAINS ALL AMERICAN PIPELINE, L.P.

	By:	PAA GP LLC,
its general partner

	By:	Plains AAP, L.P.,
its sole member

	By:	PLAINS ALL AMERICAN GP LLC,
its general partner

	By:	/s/ Willie Chiang
Willie Chiang,
Chief Executive Officer of Plains All American GP LLC
(Principal Executive Officer)

November 7, 2018

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

November 7, 2018

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

November 7, 2018