Form 10-K
period 2019-12-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2020-02-27
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Common Units outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $11.1 billion on June 28, 2019, based on a closing price of $24.35 per Common Unit as reported on the New York Stock Exchange on such date. As of February 12, 2020, there were 728,050,904 Common Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2020 Annual Meeting of Unitholders are incorporated by reference into Part III hereof. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
FORM 10-K—2019 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

All statements included in this report, other than statements of historical fact, are forward-looking statements, including but not limited to statements incorporating the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and “forecast,” as well as similar expressions and statements regarding our business strategy, plans and objectives for future operations. The absence of such words, expressions or statements, however, does not mean that the statements are not forward-looking. Any such forward-looking statements reflect our current views with respect to future events, based on what we believe to be reasonable assumptions. Certain factors could cause actual results or outcomes to differ materially from the results or outcomes anticipated in the forward-looking statements. The most important of these factors include, but are not limited to:
•declines in the actual or expected volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our assets, whether due to declines in production from existing oil and gas reserves, reduced demand, failure to develop or slowdown in the development of additional oil and gas reserves, whether from reduced cash flow to fund drilling or the inability to access capital, or other factors;
•the effects of competition, including the effects of capacity overbuild in areas where we operate;
•developments in the United States or other countries, particularly key consumption markets like China, that trigger a meaningful drop in the global demand for crude oil and petroleum products (e.g., the recent coronavirus outbreak in China);
•negative societal sentiment regarding the fossil fuel industry and the continued development and consumption of fossil fuels, which could influence consumer preferences and governmental or regulatory actions in ways that adversely impact our business;
•unanticipated changes in crude oil and NGL market structure, grade differentials and volatility (or lack thereof);
•environmental liabilities or events that are not covered by an indemnity, insurance or existing reserves;
•fluctuations in refinery capacity in areas supplied by our mainlines and other factors affecting demand for various grades of crude oil, NGL and natural gas and resulting changes in pricing conditions or transportation throughput requirements;
•maintenance of our credit rating and ability to receive open credit from our suppliers and trade counterparties;
•the occurrence of a natural disaster, catastrophe, terrorist attack (including eco-terrorist attacks) or other event, including cyber or other attacks on our electronic and computer systems;
•the successful integration and future performance of acquired assets or businesses and the successful operation of joint ventures and joint operating arrangements we enter into from time to time, whether relating to assets operated by us or by third parties;
•failure to implement or capitalize, or delays in implementing or capitalizing, on expansion projects, whether due to permitting delays, permitting withdrawals or other factors;
•shortages or cost increases of supplies, materials or labor;
•the impact of current and future laws, rulings, governmental regulations, accounting standards and statements, and related interpretations, including legislation or regulatory initiatives that prohibit, restrict or regulate hydraulic fracturing;
•tightened capital markets or other factors that increase our cost of capital or limit our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, expansion projects, working capital requirements and the repayment or refinancing of indebtedness;
•general economic, market or business conditions (both within the United States and globally and including the potential for a recession or significant slowdown in economic activity levels) and the amplification of other risks caused by volatile financial markets, capital constraints and liquidity concerns;
•the availability of, and our ability to consummate, divestitures, joint ventures, acquisitions or other strategic opportunities;
•the currency exchange rate of the Canadian dollar;
•continued creditworthiness of, and performance by, our counterparties, including financial institutions and trading companies with which we do business;

•inability to recognize current revenue attributable to deficiency payments received from customers who fail to ship or move more than minimum contracted volumes until the related credits expire or are used;
•non-utilization of our assets and facilities;
•increased costs, or lack of availability, of insurance;
•weather interference with business operations or project construction, including the impact of extreme weather events or conditions;
•the effectiveness of our risk management activities;
•fluctuations in the debt and equity markets, including the price of our units at the time of vesting under our long-term incentive plans;
•risks related to the development and operation of our assets, including our ability to satisfy our contractual obligations to our customers; and
•other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of crude oil, as well as in the storage of natural gas and the processing, transportation, fractionation, storage and marketing of natural gas liquids.
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

Organizational History

We were formed as a master limited partnership and completed our initial public offering in 1998. From an economic perspective, we are owned 100% by our limited partners, which include common unitholders and Series A and Series B preferred unitholders. Our common units are publicly traded on the New York Stock Exchange under the ticker symbol “PAA.” Our Series A preferred units have voting rights that are equivalent to our common units and are convertible into common units on a one-for-one basis by the holders of such units or by us in certain circumstances. Our common units and Series A preferred units are collectively referred to as “Common Unit Equivalents.” Our Series B preferred units do not have voting rights, are not convertible into common units and are not included in Common Unit Equivalents.

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of December 31, 2019, AAP also owned a limited partner interest in us through its ownership of approximately 249.6 million of our common units (approximately 31% of our total outstanding Common Unit Equivalents).

Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”), a Delaware limited partnership that completed its initial public offering in October 2013, is the sole and managing member of GP LLC, and, at December 31, 2019, owned, directly and indirectly, an approximate 73% limited partner interest in AAP. Both PAGP and GP LLC have elected to be treated as corporations for United States federal income tax purposes. PAA GP Holdings LLC (“PAGP GP”), a Delaware limited liability company, is the general partner of PAGP.

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

The two diagrams below show our organizational structure and ownership as of December 31, 2019 in both a summarized and more detailed format. The first diagram depicts our legal structure in summary format, while the second diagram depicts a more comprehensive view of such structure, including ownership and economic interests and shares and units outstanding:

Summarized Partnership Structure
(as of December 31, 2019)

Investors and Management
Non-Economic Interest
Board Appointment Rights and Limited Voting Rights (1)
27% Economic Interest
Plains GP Holdings, L.P. (NYSE: PAGP)
PAGP Public Class A Shareholders
100% Economic Interest
Limited Voting Rights (1)
73% Economic Interest
Plains AAP, L.P. ("AAP")
Limited Voting Rights (1)
31% Limited Partner Interest (2)
Plains All American Pipeline, L.P. (NYSE: PAA)
PAA Limited Partners (excluding AAP)
69% Limited Partner Interest (2)
Limited Voting Rights (1)
Operating Subsidiaries and Assets

(1)Through a “pass-through” voting right as a result of our ownership of Class C shares of PAGP, our common unitholders and Series A preferred unitholders have the effective right to vote, pro rata with the holders of Class A and Class B shares of PAGP, for the election of eligible PAGP GP directors. The Class C shares of PAGP are voted by us on behalf of and pursuant to instructions received from our common unitholders and Series A preferred unitholders.
(2)Represents percentage ownership of Common Unit Equivalents.

Detailed Partnership Structure
(as of December 31, 2019)

Investors and Management
PAGP Public Class A Shareholders
24.9% Membership Interest
182,138,592 Class A Shares
▪ 100% Economic Interest
▪ 73.5% Limited Partner Interest
PAA GP Holdings LLC
("PAGP GP")
Board of Directors
65,785,702 Class B Shares
▪ Non-Economic Interest
▪ 26.5% Limited Partner Interest
Non-Economic General Partner Interest
75.1% Membership Interest
65,785,702 AAP units
26.3% Economic Interest (2)
26.5% Limited Partner Interest
Plains GP Holdings, L.P.
(NYSE: PAGP)
100% Managing Member Interest
AAP Management Unit Owners
181,130,873 AAP units
▪ 72.6% Economic Interest (2)
▪ 73.1% Limited Partner Interest
Plains All American GP LLC
("GP LLC")
1,656,611 AAP Management Units (1)
▪ 0.7% Economic Interest (2)
1,007,719 AAP Units
▪ 0.4% Economic Interest (2)
▪ 0.4% Limited Partner Interest
Non-Economic General Partner Interest
Plains AAP, L.P.
("AAP")
549,538,139 Class C Shares (3)
▪ Non-Economic Interest
100% Member Interest
PAA Limited Partners (excluding AAP)
PAA GP LLC
("PAA GP")
249,580,905 Common Units
▪ 31.2% Limited Partner Interest (4)
Non-Economic General Partner Interest
478,447,671 Common Units
71,090,468 Series A Preferred Units
▪ 68.8% Limited Partner Interest (4)
800,000 Series B Preferred Units
Plains All American Pipeline, L.P.
(NYSE: PAA)
(Partnership and the registrant)
Operating Subsidiaries (5)
Unconsolidated Entities (6)
Finance Co-Issuer
(PAA Finance Corp.)

(1)Represents the number of Class A units of AAP (“AAP units”) for which the outstanding Class B units of AAP (referred to herein as the “AAP Management Units”) will be exchangeable, assuming the conversion of all such units at a rate of approximately 0.941 AAP units for each AAP Management Unit.
(2)Assumes conversion of all outstanding AAP Management Units into AAP units.
(3)Each Class C share represents a non-economic limited partner interest in PAGP. Through a “pass-through” voting right as a result of our ownership of Class C shares of PAGP, our common unitholders and Series A preferred unitholders have the effective right to vote, pro rata with the holders of Class A and Class B shares of PAGP, for the election of eligible PAGP GP directors. The Class C shares of PAGP are voted by us on behalf of and pursuant to instructions received from our common unitholders and Series A preferrred unitholders.
(4)Represents percentage ownership of Common Unit Equivalents. Series B preferred units are not convertible into common units and are not included in Common Unit Equivalents.
(5)The Partnership holds direct and indirect ownership interests in consolidated operating subsidiaries including, but not limited to, Plains Marketing, L.P., Plains Pipeline, L.P., Plains Midstream Canada ULC (“PMCULC”) and PAA Natural Gas Storage, L.P.
(6)The Partnership holds indirect equity interests in unconsolidated entities including Advantage Pipeline, L.L.C., BridgeTex Pipeline Company, LLC, Cactus II Pipeline LLC, Caddo Pipeline LLC, Capline Pipeline Company LLC, Cheyenne Pipeline LLC, Cushing Connect Pipeline & Terminal LLC, Diamond Pipeline LLC, Eagle Ford Pipeline LLC, Eagle Ford Terminals Corpus Christi LLC, Midway Pipeline LLC, Red Oak Pipeline LLC, Saddlehorn Pipeline Company, LLC, Settoon Towing, LLC, STACK Pipeline LLC, White Cliffs Pipeline, L.L.C. and Wink to Webster Pipeline LLC.

Business Strategy

Our principal business strategy is to provide competitive and efficient midstream transportation, terminalling, storage, processing, fractionation and supply and logistics services to producers, refiners and other customers. Toward this end, we endeavor to address regional supply and demand imbalances for crude oil and NGL in the United States and Canada by combining the strategic location and capabilities of our transportation, terminalling, storage, processing and fractionation assets with our supply, logistics and distribution expertise. We believe successful execution of this strategy will enable us to generate sustainable earnings and cash flow. We intend to execute our strategy by:
•Focusing on operational excellence, continuous improvement and running a safe, reliable, environmentally and socially responsible operation;
•Enabling North American production growth and creating access to multiple markets through the development and implementation of timely and competitive solutions that support evolving crude oil and NGL needs in the midstream transportation and infrastructure sector in North America and are well positioned to benefit from long-term industry trends and opportunities;
•Using our transportation, terminalling, storage, processing and fractionation assets in conjunction with our commercial capabilities to provide flexibility and deliver value chain solutions to our customers, capture market opportunities, address physical market imbalances, mitigate inherent risks and sustain or increase margins;
•Optimizing our operations and portfolio of assets by delivering industry leading reliability and efficiency in order to attract business opportunities and enhance returns; and
•Pursuing a balanced, long-term financial strategy that is focused on enhancing financial flexibility by making disciplined capital allocation decisions that sustain or increase distributable cash flow and returns, while sustainably increasing cash returned to equity holders over time.

Competitive Strengths

We believe that the following competitive strengths position us to successfully execute our principal business strategy:
•Many of our assets are strategically located, part of an integrated value chain and operationally flexible. The majority of our primary Transportation segment assets are in crude oil service, are located in well-established crude oil producing regions (with our largest asset presence in the Permian Basin) and other transportation corridors and are connected, directly or indirectly, with our Facilities segment assets. The majority of our Facilities segment assets are located at major trading locations and premium markets that serve as gateways to major North American refinery and distribution markets where we have strong business relationships. In addition, our assets include pipeline, rail, barge, truck and storage assets, which provide our customers and us with significant flexibility and optionality to satisfy demand and balance markets, particularly during a dynamic period of changing product flows and recent developments with respect to rising crude oil exports.
•We possess specialized crude oil and NGL market knowledge.  We believe our business relationships with participants in various phases of the crude oil and NGL distribution chain, from producers to refiners, as well as our own industry expertise (including our knowledge of North American crude oil and NGL flows), provide us with extensive market insight and an understanding of the North American physical crude oil and NGL markets that enables us to provide value chain solutions for our customers.
•Our supply and logistics activities typically generate a positive margin with the opportunity to realize incremental margins.  We believe the variety of activities executed within our Supply and Logistics segment in combination with our risk management strategies provides us with a low-risk opportunity to generate incremental margin, the amount of which may vary depending on market conditions (such as differentials and certain competitive factors).
•We have the strategic and technical skills and the financial flexibility to continue to pursue strategic transactions, including joint ventures, joint ownership arrangements, acquisitions or divestitures. Since 2016, we have consummated over 10 joint venture and/or joint ownership arrangements and completed over $3 billion of divestitures of non-core assets and/or strategic sales of partial interests in selected assets. In addition, since our initial public offering, we have completed and integrated over 90 acquisitions with an aggregate purchase price of approximately $13.3 billion, and we have also implemented expansion capital projects totaling approximately $15.8 billion. In addition, considering our investment grade credit ratings at two of three agencies, liquidity and capital structure, we believe we have the financial resources and strength necessary to finance future strategic expansion, joint venture and acquisition opportunities. As of December 31, 2019, we had approximately $2.5 billion of liquidity available, including cash and cash equivalents and availability under our committed credit facilities, subject to continued covenant compliance.
•We have an experienced management team whose interests are aligned with those of our unitholders. Our executive management team has an average of 30+ years of experience spanning across all sectors of the energy industry, as well as investment banking, and an average of 17 years with us or our predecessors and affiliates. In addition, through their ownership of common units and grants of phantom units and interests in our general partner, our management team has a vested interest in our continued success.

Financial Strategy

Targeted Credit Profile

We believe that a major factor in our continued success is our ability to maintain significant financial flexibility, a competitive cost of capital and access to the capital markets. In that regard, we intend to maintain a credit profile that we believe is consistent with investment grade credit ratings. We target a credit profile with the following attributes:

•a long-term debt-to-Adjusted EBITDA multiple averaging between 3.0x and 3.5x (“Adjusted EBITDA” is earnings before interest, taxes, depreciation and amortization (including our proportionate share of depreciation and amortization and gains and losses on significant asset sales by unconsolidated entities), gains and losses on asset sales and asset impairments, and gains on sales of investments in unconsolidated entities, adjusted for selected items that impact comparability.  See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures” for a discussion of our selected items that impact comparability and our non-GAAP measures.);
•an average long-term debt-to-total capitalization ratio of approximately 50% or less;
•an average total debt-to-total capitalization ratio of approximately 60% or less; and
•an average Adjusted EBITDA-to-interest coverage multiple of approximately 3.3x or better.

The first two of these four metrics include long-term debt as a critical measure, but do not include certain components of our capital structure such as short-term debt, preferred units and operating leases that may be considered by rating agencies in assigning their ratings. At December 31, 2019, our publicly-traded senior notes comprised approximately 97% of our reported long-term debt. Additionally, we also routinely incur short-term debt primarily in connection with our supply and logistics activities that involve the simultaneous purchase and forward sale of crude oil and NGL. The crude oil and NGL purchased in these transactions are hedged. These borrowings are self-liquidating as they are repaid with sales proceeds. We also incur short-term debt to fund New York Mercantile Exchange (“NYMEX”) and Intercontinental Exchange (“ICE”) margin requirements. In certain market conditions, these routine short-term debt levels may increase above certain baseline levels. Similar to our working capital borrowings, these borrowings are self-liquidating. We do not consider the working capital borrowings or margin requirements associated with these activities to be part of our long-term capital structure.

To maintain our targeted credit profile and achieve growth through acquisitions and expansion capital, we have historically targeted to fund approximately 55% of the capital requirements associated with these activities with equity, cash flow in excess of distributions or proceeds from asset sales. However, in connection with our leverage reduction plan, as discussed below, and in recognition of challenging financial markets, we have retained a larger amount of cash flow in excess of distributions and sold a meaningful amount of assets to fund the equity portion of our expansion capital investments, while refraining from accessing the equity capital markets. Additionally, from time to time, we may be outside the parameters of our targeted credit profile as, in certain cases, capital expenditures and acquisitions may be financed initially using debt or there may be delays in realizing anticipated synergies from acquisitions or contributions from expansion capital projects to Adjusted EBITDA.

Leverage Reduction Plan

In August 2017, we announced that we were implementing an action plan to strengthen our balance sheet, reduce leverage, enhance our distribution coverage, minimize new issuances of common equity and position the Partnership for future distribution growth. In April 2019, we announced our achievement of these objectives. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Executive Summary” for a summary of this action plan.

Values and Social Responsibility

Our Core Values include Safety and Environmental Stewardship, Accountability, Ethics and Integrity and Respect and Fairness. Our Code of Business Conduct sets forth the ways in which these Core Values govern how we conduct ourselves and engage in business relationships. Additional information about our Core Values and our commitment to environmental and social responsibility is available in the Social Responsibility portion of our website. See “—Available Information” below.

Ongoing Investment, Acquisition and Divestiture Activities

Consistent with our business strategy, we are continuously engaged in the evaluation of potential acquisitions, joint ventures and capital projects. As a part of these efforts, we often engage in discussions with potential sellers or other parties regarding the possible purchase of or investment in assets and operations that are strategic and complementary to our existing operations. In response to changing U.S. production profiles, increased competition for new build assets and our desire to make disciplined capital investment decisions, over the last several years, we have increased our joint venture and/or joint ownership related activities in an effort to fully meet the current and future needs of our customers while also optimizing and rationalizing assets and enhancing our investment returns. The vast majority of our joint ventures are accounted for as investments in unconsolidated subsidiaries. In addition, we have in the past evaluated and pursued, and intend in the future to evaluate and pursue, the acquisition of or investment in other energy-related assets that have characteristics and opportunities similar to our existing business lines and enable us to leverage our assets, knowledge and skill sets. Such efforts may involve participation by us in processes that have been made public and involve a number of potential buyers or investors, commonly referred to as “auction” processes, as well as situations in which we believe we are the only party or one of a limited number of parties who are in negotiations with the potential seller or other party. These acquisition and investment efforts often involve assets which, if acquired or constructed, could have a material effect on our financial condition and results of operations.

We also continuously evaluate whether we should (i) sell assets that we regard as non-core or that we believe might be a better fit with the business and/or assets of a third-party buyer or (ii) sell partial interests in assets to strategic joint venture partners, in each case to optimize our asset portfolio and strengthen our balance sheet and leverage metrics. With respect to a potential divestiture, we may also conduct an auction process or may negotiate a transaction with one or a limited number of potential buyers.

We typically do not announce a transaction until after we have executed a definitive agreement. However, in certain cases in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future acquisition or investment efforts will be successful, or that our strategic asset divestitures will be completed. Although we expect the acquisitions and investments we make to be accretive in the long term, we can provide no assurance that our expectations will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to Our Business—Acquisitions, divestitures and joint ventures involve risks that may adversely affect our business.”

Investment Activities

In 2019, we entered into four new joint ventures (“JV”) and consummated two new undivided joint interest (“UJI”) arrangements with long-term partners throughout the industry value chain. In total, we are now party to over 25 JV and UJI arrangements spanning across multiple North American basins. These capital-efficient arrangements allow for strategic alignment with long-term industry partners who are able to add volume commitments to the systems and improve our project returns.

The following table summarizes our JVs as of December 31, 2019:

		JV
		Ownership	Investment
Entity (1)	Type of Operation	Percentage	Balance
Advantage Pipeline Holdings LLC	Crude Oil Pipeline	50%	$76
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%	431
Cactus II Pipeline LLC	Crude Oil Pipeline (2)	65%	738
Caddo Pipeline LLC	Crude Oil Pipeline (2)	50%	65
Capline Pipeline Company LLC	Crude Oil Pipeline (3)	54%	484
Cheyenne Pipeline LLC	Crude Oil Pipeline (2)	50%	44
Cushing Connect Pipeline & Terminal LLC	Crude Oil Pipeline (4) and Terminal (2)	50%	23
Diamond Pipeline LLC	Crude Oil Pipeline (2)	50%	476
Eagle Ford Pipeline LLC	Crude Oil Pipeline (2)	50%	382
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (2)	50%	126
Midway Pipeline LLC	Crude Oil Pipeline (2)	50%	76
Red Oak Pipeline LLC	Crude Oil Pipeline (4)	50%	20
Red River Pipeline Company LLC (5)	Crude Oil Pipeline (2)	67%	—	(6)
Saddlehorn Pipeline Company, LLC (5)	Crude Oil Pipeline	40%	234
Settoon Towing, LLC	Barge Transportation Services	50%	59
STACK Pipeline LLC	Crude Oil Pipeline (2)	50%	117
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	196
Wink to Webster Pipeline LLC (5)	Crude Oil Pipeline (4)	16%	136
Total			$3,683

(1)Except for Eagle Ford Terminals, which is reported in our Facilities segment, the financial results from the entities are reported in our Transportation segment.
(2)Asset is operated by Plains.
(3)The Capline pipeline was taken out of service pending the reversal of the pipeline system.
(4)Asset is currently under construction or development by the entity and has not yet been placed in service.
(5)Entity owns a UJI in the crude oil pipeline.
(6)We consolidate Red River Pipeline Company LLC based on control, with our partner’s 33% interest accounted for as a noncontrolling interest.

The following table summarizes our most significant UJIs as of December 31, 2019, excluding UJIs that are indirectly owned by us through JVs (e.g., Wink to Webster, Saddlehorn and Red River JVs):

			UJI
		Type of	Ownership
Asset	Operating Segment	Operation	Percentage
Basin Pipeline (1)	Transportation	Crude Oil Pipeline	87%
Empress Processing (2)	Facilities	NGL Facility	50% to 88%
Ft. Saskatchewan NGL Storage, Processing and Fractionation (2)	Facilities	NGL Facility	21% to 87%
Kerrobert Storage and Pipeline Assets (1)	Transportation	NGL Pipeline and Facility	50%
Mesa Pipeline (1)	Transportation	Crude Oil Pipeline	63%
Rocky Mountain Pipelines (2)	Transportation	Crude Oil Pipeline	21% to 58%
Sarnia NGL Storage, Processing and Fractionation (2)	Facilities	NGL Facility	62% to 84%
Sunrise II Pipeline (1)	Transportation	Crude Oil Pipeline	80%
Superior Storage and Fractionation (1)	Facilities	NGL Facility	68% to 82%

(1)Asset is operated by Plains.
(2)Certain of these assets are operated by Plains.

Acquisitions

Since our initial public offering, the acquisition of midstream assets and businesses has been an important component of our business strategy. While the pace of our acquisition activity has slowed down in recent years, we continue to selectively analyze and pursue assets and businesses that are strategic and complementary to our existing operations.

The following table summarizes acquisitions greater than $200 million that we have completed over the past five years through December 31, 2019:

Acquisition	Date	Description	Approximate Purchase Price (1) (in millions)
Alpha Crude Connector Gathering System	Feb-2017	Recently constructed gathering system located in the Northern Delaware Basin	$1,215
Spectra Energy Partners Western Canada NGL Assets	Aug-2016	Integrated system of NGL assets located in Western Canada	$204	(2)

(1)As applicable, the approximate purchase price includes total cash paid and debt assumed, including amounts for working capital and inventory.
(2)Approximate purchase price of $180 million, net of cash, inventory and other working capital acquired.

In February 2020, we acquired Felix Midstream LLC (“Felix Midstream”) from Felix Energy Holdings II, LLC (“Felix Energy”) for approximately $305 million. Felix Midstream owns and operates a newly constructed crude oil gathering system in the Delaware Basin, with associated crude oil storage and truck offloading capacity, and is supported by a long-term acreage dedication.

Divestitures

In 2016, we initiated a program to evaluate potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners to optimize our asset portfolio and strengthen our balance sheet and leverage metrics. Through December 31, 2019, we have completed asset sales totaling over $3 billion. The following table summarizes the proceeds received for sales of assets during the years ended December 31, 2019, 2018, 2017 and 2016 (in millions):

	Year Ended December 31,
	2019 (1)	2018	2017	2016 (2)
Proceeds from divestitures	$205	$1,334	$1,083	$569

(1)Includes proceeds from our formation of Red River Pipeline Company LLC in May 2019. See Note 12 to our Consolidated Financial Statements for additional information.
(2)Proceeds are net of amounts paid for the remaining interest in a pipeline that was subsequently sold.

See Note 7 to our Consolidated Financial Statements for additional discussion of our divestitures.

In January 2020, we signed a definitive agreement to sell certain of our Los Angeles Basin crude oil terminals for $195 million, subject to certain adjustments. We expect the transaction to close in the second half of 2020, subject to customary closing conditions, including the receipt of regulatory approvals. Additionally, in February 2020, we sold a 10% interest in Saddlehorn Pipeline Company, LLC for approximately $78 million, and have retained a 30% interest.

Expansion Capital Projects

Our extensive asset base and our relationships with long-term industry partners across the value chain provide us with opportunities for organic growth through the construction of additional assets that are complementary to, and expand or extend, our existing asset base. Our 2020 capital plan consists of capital-efficient, highly contracted projects that help solve industry needs and that are expected to meet or exceed our investment return hurdles. Substantially all of the capital spent will be invested in our fee-based Transportation and Facilities segments. The following expansion capital projects are included in our 2020 capital plan as of February 2020:

Project	Description	Projected In-Service Date	2020 Plan Amount (1) ($ in millions)
Long-Haul Pipeline Projects	Primarily includes contributions for our interests in (i) the Red Oak JV pipeline, (ii) the Diamond JV pipeline expansion / Capline JV pipeline reversal, (iii) the Saddlehorn JV pipeline expansion and (iv) the Red River pipeline expansion	2H 2020 - 2022	$450
Permian Basin Takeaway Pipeline Projects	Primarily includes contributions for our interest in (i) the Wink to Webster JV pipeline and (ii) the remaining Cactus II JV pipeline projects	2021	395
Complementary Permian Basin Projects	Multiple projects to support the Permian Basin takeaway pipeline projects, and to expand/extend our gathering and intra-basin pipelines	1H 2020 - 2021+	275
Selected Facilities Projects	Primarily includes amounts for capacity additions at our St. James facility	2020	80
Other Projects		1H 2020 - 2021+	200
Total Projected Expansion Capital Expenditures (1)			$1,400

(1)Represents the portion of the total project cost expected to be incurred during the year. Potential variation to current capital costs estimates may result from (i) changes to project design, (ii) final cost of materials and labor and (iii) timing of incurrence of costs due to uncontrollable factors such as receipt of permits or regulatory approvals and weather.

Global Petroleum Market Overview

The global petroleum demand for crude oil and other petroleum liquids worldwide averaged approximately 101 million barrels per day in 2019 and since the year 2000 has grown at an average annual rate of approximately 1.0 to 1.5 million barrels per day. The largest drivers of demand growth are increases in population and rising standards of living in developing nations, particularly in Asia. The U.S. is the largest liquid petroleum demand market totaling approximately 20 million barrels per day. The U.S. is also the largest crude oil producing country, averaging approximately 12.2 million barrels per day of total crude oil supply in 2019 (based on EIA data through November 2019). Given the relative size of the U.S. production market and the ability for U.S. exploration and production (“E&P”) companies to grow production rapidly, the U.S. is positioned to provide marginal supply for growing world demand.

Crude Oil Market Overview

While commodities are typically considered unspecialized, mass-produced and fungible, crude oil is neither unspecialized nor fungible. The crude slate available to U.S. and world-wide refineries consists of a substantial number of different grades and varieties. Each crude oil grade has distinguishing physical properties. For example, specific gravity (generally referred to as light or heavy), sulfur content (generally referred to as sweet or sour) and metals content, along with other characteristics, collectively result in varying economic attributes. In many cases, these factors result in the need for such grades to be batched or segregated in the transportation and storage processes, blended to precise specifications or adjusted in value.

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

Our assets and our business strategy are designed to serve our producer and refiner customers by addressing regional crude oil supply and demand imbalances that exist in the United States and Canada and to supply a growing need for crude oil exports from the U.S. The nature and extent of supply and demand imbalances change from time to time as a result of a variety of factors, including global demand for exports, regional production declines and/or increases; refinery expansions, modifications and shut-downs; available transportation and storage capacity; and government mandates and related regulatory factors.

Fundamental Themes in 2019

The U.S. crude oil market was influenced by a number of fundamental themes in 2019. U.S. E&P companies reduced capital investment in 2019, spurring a reduction in U.S. onshore rig count throughout the year. Notwithstanding, total U.S. crude oil production increased to new records in 2019 and multiple Permian Basin crude oil pipeline projects were advanced. These factors enabled U.S. Gulf Coast crude oil exports to reach all-time highs of more than 3 million barrels per day. The relationship between the price of a barrel of crude oil at the U.S. benchmark at Cushing, Oklahoma shifted to a discount to the Permian crude oil benchmark in Midland in the second half of 2019 after trading at a premium for several years prior.

Crude oil (WTI at Cushing) prices during the year generally ranged between $50 to $60 per barrel. Upward pressure was placed on crude oil prices by OPEC and Russian production limits and tensions in the Middle East. However, prices were moderated by continued petroleum liquids production increases by non-OPEC countries, led by the United States, Canada, Norway and Brazil.

Current Crude Oil Market Conditions

According to the EIA, monthly total U.S. crude onshore production, including the Gulf of Mexico, continued to increase in 2019, exceeding 12.6 million barrels per day in October (the last month of available EIA data). According to the EIA, lower 48 onshore production was roughly 10.3 million barrels per day in October. Approximately 90% of the lower 48 onshore production in 2019 came from six major basins - Permian, Eagle Ford, Williston, Anadarko, Denver-Julesburg and Powder River. We provide crude oil transportation services in each of these basins.

Source: EIA

According to the EIA, from January 2016 to October 2019, the Permian (Texas and New Mexico) was responsible for approximately 77% of the total U.S. crude oil production growth. A combination of E&P companies, marketers and refiners have made contractual commitments to support the construction of new long-haul takeaway pipeline projects to bring current and expected volume growth to market. Certain of these projects were placed into service in 2019, and others are expected to be placed into service in 2020 and 2021. Simultaneously, publicly traded E&P companies in the region have prioritized investor returns over production growth, resulting in moderated capital investment and forecasted production growth versus actual levels of investment and rates of growth experienced in recent years. As a result of these dynamics, the Permian is expected to be amply supplied with pipeline takeaway capacity for the foreseeable future.

In 2015, a long-standing federal ban on crude oil exports out of the U.S. was lifted, and with the surge in U.S. production and expansion in pipeline capacity, U.S. crude oil exports exceeded 3.5 million barrels per day in certain weeks in 2019. Although the U.S. remains a net importer of crude oil, the U.S. transitioned to a net exporter of crude oil and other petroleum products in 2019. The ports located in Houston, Corpus Christi and Beaumont/Nederland have accounted for the largest share of crude exports in 2019, with the Corpus Christi area increasing the most on a relative basis.

U.S. Crude Oil Exports and Net Imports (1) (Thousand Barrels per Day)

Source: EIA
(1)Net Imports is calculated as total imports minus total exports.

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

NGL Demand. Individual NGL products have varying uses.  Described below are the five basic NGL components and their typical uses:

•Ethane (C2). Ethane accounts for the largest portion of the NGL barrel and substantially all of the extracted ethane is used as feedstock in the production of ethylene, one of the basic building blocks for a wide range of plastics and other chemical products. When ethane recovery from a wet natural gas stream is uneconomic, ethane is left in the natural gas stream, subject to pipeline specifications.

•Propane (C3). Propane is used as heating fuel, engine fuel and industrial fuel, for agricultural burning and drying and also as petrochemical feedstock for the production of ethylene and propylene.

•Normal butane (C4). Normal butane is principally used for motor gasoline blending and as fuel gas, either alone or in a mixture with propane, and feedstock for the manufacture of ethylene and butadiene, a key ingredient of synthetic rubber. Normal butane is also used as a feedstock for iso-butane production and as a diluent in the transportation of heavy crude oil and bitumen, particularly in Canada.

•Iso-butane. Iso-butane is principally used by refiners to produce alkylates to enhance the octane content of motor gasoline.

•Natural Gasoline. Natural gasoline is principally used as a motor gasoline blend stock, a petrochemical feedstock, or as diluent in the transportation of heavy crude oil and bitumen, particularly in Canada.

NGL Supply. The bulk of NGL supply (approximately 90% in the United States and 75% in Canada) comes from gas processing plants, which separate a mixture of NGL from the dry gas (primarily methane). This NGL mix (also referred to as “Y Grade”) is then either fractionated at the processing site into the five individual NGL components (known as purity products), which may be transported, stored and sold to end use markets, or transported to a regional fractionation facility. Excess supply has pressured prices of all NGL products, distorting historical price relationships with crude oil prices, and decreasing fractionation spreads (the difference between the cost of natural gas supplies and the extracted natural gas liquids).

The majority of gas processing plants in the United States are located along the Gulf Coast, in the West Texas/Oklahoma area, the Marcellus and Utica region and in the Rockies region. In Canada, the vast majority of the processing capacity is located in Alberta, with a much smaller (but increasing) amount in British Columbia and Saskatchewan.

NGL products from refineries represent approximately 7% of the United States supply and 4% of Canadian supply and are by-products of the refinery conversion process.  Consequently, they have generally already been separated into individual components and do not require further fractionation. NGL products from refineries are principally propane, with lesser amounts of butane, refinery naphthas (products similar to natural gasoline) and ethane.  Due to refinery maintenance schedules and seasonal demand considerations, refinery production of propane and butane varies on a seasonal basis.

NGL (primarily propane and butane) is also imported into certain regions of the United States from Canada and other parts of the world (approximately 3% of total supply). Propane and butane is also exported from certain regions of the United States. The development of new NGL export facilities has compressed historical price differentials between markets in Edmonton, Alberta and other major NGL infrastructure and trading hubs discussed below.

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
The growth of production in non-traditional producing regions and the increase in export capacity has shifted regional basis relationships and created new logistics and infrastructure opportunities. Growth of 9% in 2019 for North American NGL production has meant expansion into new markets, through exports or increased petrochemical demand. The continuation of a relatively low ratio of North American gas and NGL prices to world-wide crude oil prices will mean North American NGL can continue to be competitive on a world scale, either as feedstock for North American based manufacturing or export to overseas markets. In addition to substantially increased exports, a portion of the increased supply of NGL will be absorbed by the domestic petrochemical sector as low-cost feed stocks, as the North American petrochemical industry has enjoyed a supply cost advantage on a world scale.

We believe the fundamentals of an accessible resource base and improved midstream infrastructure should mean producers can continue to develop the most economic new supply. The NGL market is, among other things, expected to be driven by:
•the absolute prices of NGL products and their prices relative to natural gas and crude oil;
•drilling activity and wet natural gas production in developing liquids-rich production areas;
•available processing, fractionation, storage and transportation capacity;
•petro-chemical demand driven by the build-out or new builds of Ethylene Cracker capacity (ethane demand) and Propane Dehydrogenation facilities (propane demand);
•increased export capacity for both ethane and propane;
•diluent requirements for heavy Canadian oil;
•regulatory changes in gasoline specifications affecting demand for butane;
•seasonal demand from refiners;
•seasonal weather-related demand; and
•inefficiencies caused by regional supply and demand imbalances.
As a result of these and other factors, the NGL market is complex and volatile, which, along with expected market growth, creates opportunities to solve the logistical inefficiencies inherent in the business.

Natural Gas Storage Market Overview

North American natural gas storage facilities provide a staging and warehousing function for seasonal swings in demand relative to supply, as well as an essential reliability cushion against disruptions in natural gas supply, demand and transportation by allowing natural gas to be injected into, withdrawn from or warehoused in such storage facilities as dictated by market conditions. Natural gas storage serves as a “shock absorber” that balances the market, serving as a source of supply to meet the consumption demands in excess of daily production capacity during high-demand periods and a warehouse for gas production in excess of daily demand during low-demand periods.
Overall market conditions for natural gas storage appear to be improving as several fundamental factors are contributing to growth in North American natural gas demand. These factors include (i) increasing exports of LNG from North America, (ii) increasing exports of natural gas to Mexico, (iii) construction of new gas-fired power plants, (iv) sustained fuel switching from coal to natural gas among existing power plants and (v) growth in base-level industrial demand. The increase in both supply and demand has created greater opportunities for natural gas storage and pipeline operations.

Description of Segments and Associated Assets

Our business activities are conducted through three segments—Transportation, Facilities and Supply and Logistics. We have an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins and transportation corridors and at major market hubs in the United States and Canada. The map and descriptions below highlight our more significant assets (including certain assets under construction or development) as of December 31, 2019. Unless the context requires otherwise, references herein to our “facilities” includes all of the pipelines, terminals, storage and other assets owned by us.

Following is a description of the activities and assets for each of our three business segments.

Transportation Segment

Our Transportation segment operations generally consist of fee-based activities associated with transporting crude oil and NGL on pipelines, gathering systems, trucks and barges. We generate revenue through a combination of tariffs, pipeline capacity agreements and other transportation fees. Our Transportation segment also includes equity earnings from our investments in entities that own or are developing transportation assets. We account for these investments under the equity method of accounting. See Note 9 to our Consolidated Financial Statements for additional information regarding these investments.

As of December 31, 2019, we employed a variety of owned or, to a much lesser extent, leased long-term physical assets throughout the United States and Canada in this segment, including approximately:

•18,535 miles of active crude oil and NGL pipelines and gathering systems;
•35 million barrels of active, above-ground tank capacity used primarily to facilitate pipeline throughput and help maintain product quality segregation;
•825 trailers (primarily in Canada); and
•50 transport and storage barges and 20 transport tugs through our interest in Settoon Towing.

The following is a tabular presentation of our active crude oil and NGL pipeline assets in the United States and Canada as of December 31, 2019, grouped by geographic location:

Region	Ownership Percentage	Approximate System Miles (1)	2019 Average Net Barrels per Day (2)
			(in thousands)
Crude Oil Pipelines:

Permian Basin:
Gathering pipelines	100%	3,125	1,384
Intra-basin pipelines (3)	50% - 100%	820	2,041
Long-haul pipelines (3)	20% - 100%	1,535	1,265
		5,480	4,690

South Texas/Eagle Ford	50% - 100%	830	446

Central	50% - 100%	2,675	498

Gulf Coast	54% - 100%	1,170	165

Rocky Mountain	21% - 100%	3,385	293

Western	100%	545	198

Canada	100%	2,805	323

Crude Oil Pipelines Total		16,890	6,613

Canadian NGL Pipelines	21% - 100%	1,645	192

Crude Oil and NGL Pipelines Total		18,535	6,805

(1)Includes total mileage from pipelines owned by unconsolidated entities.

(2)Represents average daily volumes for the entire year attributable to our interest. Average daily volumes are calculated as the total volumes (attributable to our interest) for the year divided by the number of days in the year. Volumes reflect tariff movements and thus may be included multiple times as volumes move through our integrated system.
(3)Includes pipelines operated by a third party.

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

Crude Oil Pipelines

Permian Basin
We are among the largest providers of crude oil midstream infrastructure and services in the Permian Basin located in west Texas and southeastern New Mexico. Our Permian Basin asset base represents an interconnected system that aggregates receipts from wellhead gathering lines and bulk truck injection locations into intra-basin trunk lines for transportation and delivery to a combination of owned and third-party mainline takeaway pipelines. Accordingly, our Permian Basin crude oil pipelines fall into one of three categories: Gathering, Intra-basin or Long-haul. We also have approximately 14 million barrels of tank capacity associated with our Permian Basin asset base, which allows us to provide quality segregation and flow assurance in the region.

The following table presents the growth in our average Permian Basin tariff volumes over the last three years (in thousands of barrels per day):

Gathering Pipelines
We own and operate over 3,100 miles of gathering pipelines in the Permian Basin. Our gathering systems are in both the Midland Basin and the Delaware Basin and in aggregate represent over 2.5 million barrels per day of pipeline capacity. This gathering capacity includes pipeline capacity that delivers volumes to regional hubs and includes certain large diameter pipeline segments/systems. Approximately 75% of the capacity of our gathering systems is in the Delaware Basin. We added approximately 600,000 barrels per day of incremental capacity in 2019 through the completion of various expansion projects.

Intra-basin Pipelines
We operate an intra-basin Permian Basin pipeline system with a capacity of over 3 million barrels per day that connects gathering and truck injection volumes to our owned and operated as well as third-party mainline pipelines that transport crude oil to major market hubs. This interconnected pipeline system is designed to provide shippers flow assurance, flexibility and access to multiple markets. We added approximately 400,000 barrels per day of incremental capacity in 2019 through the completion of various expansion projects.

Two of our largest intra-basin pipelines are the Mesa and Sunrise Pipelines. The Mesa and Sunrise Pipelines extend from our Midland, Texas terminal to our Colorado City, Texas terminal where they have access to all of the Permian Basin takeaway pipelines that originate at Colorado City.

•Mesa Pipeline. We own a 63% undivided interest in and are the operator of Mesa Pipeline, which transports crude oil from Midland, Texas to a refinery at Big Spring, Texas, and to connecting carriers at Colorado City, Texas, with capacity of up to 400,000 barrels per day (approximately 252,000 barrels per day attributable to our interest).

•Sunrise Pipeline. Our Sunrise Pipeline, which transports crude oil from Midland, Texas to connecting carriers at Colorado City, Texas, has a capacity of approximately 350,000 barrels per day.

Long-haul Pipelines

We own interests in multiple long-haul Permian Basin pipeline systems that, on a combined basis, represent over 1.5 million barrels per day of currently operational takeaway capacity (net to our ownership interests) out of the Permian Basin.

•Basin Pipeline (Permian to Cushing).  We own an 87% UJI in and are the operator of Basin Pipeline. Basin Pipeline has three primary origination locations: Jal, New Mexico; Wink, Texas; and Midland, Texas and, in addition to making intra-basin movements, serves as the primary route for transporting crude oil from the Permian Basin to Cushing, Oklahoma. Basin Pipeline also receives crude oil from a facility in southern Oklahoma which aggregates South Central Oklahoma Oil Province (SCOOP) production.

•BridgeTex Pipeline (Permian to Houston). After the sale of a portion of our interest in the third quarter of 2018, we now own a 20% interest in BridgeTex Pipeline Company, LLC, a joint venture with a subsidiary of Magellan Midstream Partners, L.P. (“Magellan”) and an affiliate of OMERS Infrastructure Management Inc. Such joint venture owns a crude oil pipeline (the “BridgeTex Pipeline”) with a capacity of 440,000 barrels per day that originates at Colorado City, Texas, receiving volumes from our Basin and Sunrise Pipelines, and extends to Houston, Texas. The BridgeTex Pipeline is operated by Magellan. See Note 9 to our Consolidated Financial Statements for additional information regarding the sale of a portion of our interest in BridgeTex Pipeline Company, LLC.

•Sunrise II Pipeline. We operate the Sunrise II Pipeline and, through a UJI arrangement, own 400,000 barrels of the capacity, a portion of which will be leased to our Red Oak joint venture once the Red Oak pipeline system is operational (see discussion of Red Oak below). Our Sunrise II Pipeline transports crude oil from Midland and Colorado City to connecting carriers at Wichita Falls.

•Cactus Pipeline (Permian to Corpus Christi). We own and operate the Cactus Pipeline, which has a capacity of 390,000 barrels per day, originates at McCamey, Texas and extends to Gardendale, Texas. Cactus Pipeline volumes are interconnected to the Corpus Christi, Texas market through a connection at Gardendale to our Eagle Ford joint venture pipeline system.

•Cactus II Pipeline (Permian to Corpus Christi). We own a 65% interest in Cactus II Pipeline LLC, a joint venture that owns the Cactus II Pipeline (“Cactus II”), which we operate and which was placed in service in August 2019. Cactus II is a Permian mainline system that extends directly to the Corpus Christi, Texas market, has a capacity of 670,000 barrels per day and is supported by long-term third-party commitments.

•Wink to Webster Pipeline. In January 2019, we announced the formation of Wink to Webster Pipeline LLC (“W2W Pipeline”), a joint venture with five other partners. We currently own a 16% interest in W2W Pipeline, which is developing a new pipeline system that will originate in the Permian Basin in West Texas and transport crude oil to the Texas Gulf Coast. The pipeline system will have origination points in Wink and Midland, Texas, and delivery to multiple locations in the Houston market, including Webster and Baytown, Texas, with connectivity to Texas City and Beaumont, Texas. The pipeline system will provide approximately 1.5 million barrels per day of crude oil and condensate capacity and is supported by long-term shipper commitments. Operations are targeted to commence in 2021. W2W Pipeline has entered into a UJI arrangement with a subsidiary of Enterprise Products Partners, L.P. (“Enterprise”) that has acquired 29% of the capacity of the pipeline segment from Midland to Webster, and W2W Pipeline now owns 71% of this segment of the pipeline.

South Texas/Eagle Ford Area
We own a 100% interest in and are the operator of gathering systems that feed into our Gardendale Station. Additionally, we own a 50% interest in Eagle Ford Pipeline LLC, a joint venture with a subsidiary of Enterprise. This joint venture owns a pipeline system, of which we serve as the operator, that has a total capacity of approximately 660,000 barrels per day and connects Permian and Eagle Ford area production to Corpus Christi, Texas refiners and terminals. Additionally, the joint venture system has connectivity to Houston, Texas via a connection with Enterprise’s pipeline at Lyssy, Texas.

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

Diamond Pipeline (Cushing to Memphis). We own a 50% interest in Diamond Pipeline LLC, a joint venture with Valero Energy Corporation (“Valero”). This joint venture owns, and we operate, the Diamond Pipeline, which extends from our Cushing Terminal to Valero’s refinery in Memphis, Tennessee. The Diamond Pipeline is underpinned by a long-term minimum volume commitment and currently has a total capacity of 200,000 barrels per day. Following the successful 2019 open season on the Capline Pipeline system (“Capline”), the joint venture partners sanctioned an expansion and modest extension of the Diamond Pipeline that will expand its capacity to approximately 420,000 barrels per day, connect it to Capline and facilitate the movement of volumes from Cushing, Oklahoma to St. James, Louisiana (see discussion in “Gulf Coast” below).

Red River Pipeline (Cushing to Longview). The Red River Pipeline is an approximately 150,000 barrel per day capacity pipeline that extends from our Cushing Terminal in Oklahoma to Longview, Texas, where it connects with various pipelines, including the Caddo Pipeline. The Red River Pipeline is supported by long-term shipper commitments and we serve as operator. In May 2019, we announced a new joint venture of the Red River Pipeline. Delek Logistics Partners, LP (“Delek”) purchased a 33% ownership interest in the new Red River Pipeline Company LLC (“Red River JV”) joint venture and we retained a 67% interest. In addition, we announced an expansion that will increase the total system capacity from approximately 150,000 barrels per day to approximately 235,000 barrels per day through the addition of pumping capacity and is expected to be completed during the second half of 2020. The expansion enables additional volume pull-through from Cushing, Oklahoma and the Permian to the U.S. Gulf Coast markets, providing additional supply optionality for shippers. In support of this expansion, Delek increased its long-term throughput and deficiency agreement on the Red River Pipeline system from an existing 35,000 barrels per day to 100,000 barrels per day. Prior to the completion of the expansion, Red River JV owns a 60% UJI in the segment of the pipeline extending from Cushing, Oklahoma to Hewitt, Oklahoma near Valero’s refinery in Ardmore, Oklahoma, with the remaining 40% held by a third party. After the expansion is completed, Red River JV will have an approximate 69% UJI in the pipeline segment from Cushing to Hewitt. Red River JV owns 100% of the segment of the pipeline extending from Hewitt to Longview.

Caddo Pipeline. We own a 50% interest in Caddo Pipeline LLC, a joint venture with Delek. The joint venture owns, and we operate, the Caddo Pipeline, which is an approximately 80,000 barrel per day capacity pipeline that originates in Longview, Texas at the terminus of the Red River Pipeline and serves refineries in Shreveport, Louisiana and El Dorado, Arkansas. The Caddo Pipeline is underpinned by shipper commitments.

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

Red Oak Pipeline. In June 2019, we announced the formation of Red Oak Pipeline LLC (“Red Oak”), a joint venture with a subsidiary of Phillips 66. We own a 50% interest in Red Oak, which is currently developing a new pipeline that will provide crude oil transportation service from Cushing, Oklahoma, and the Permian Basin in West Texas to multiple destinations along the Texas Gulf Coast, including Corpus Christi, Ingleside, Houston and Beaumont, Texas. The pipeline system will provide approximately 1 million barrels per day of capacity and is supported by long-term shipper commitments. Initial service from Cushing to the Gulf Coast is targeted to commence in the first half of 2021, subject to receipt of applicable permits and regulatory approvals. In addition to contributing cash for construction of the Red Oak pipeline system, we have also entered into a pipeline capacity lease agreement with Red Oak whereby Red Oak has agreed to lease 260,000 barrels of capacity on our Sunrise II pipeline once the Red Oak pipeline system is operational. The capacity lease on Sunrise II will enable receipts from the Permian Basin by utilizing existing pipeline capacity.

Gulf Coast

We own and/or operate pipelines in the Gulf Coast area with transportation and delivery into connecting carriers, terminal facilities and refineries, which include an interest in the Capline pipeline system. During the first quarter of 2019, the owners of the Capline pipeline system, which originates in St. James, Louisiana and terminates in Patoka, Illinois, contributed their undivided joint interests in the system to a newly formed entity, Capline Pipeline Company LLC (“Capline LLC”), in exchange for equity interests in such entity. After the contribution, Capline LLC owns 100% of the pipeline system. During the third quarter of 2019, the owners of Capline LLC sanctioned the reversal of the Capline pipeline system for southbound service and a connection to the Diamond Pipeline. Light crude oil service from the Memphis, Tennessee area to St. James, Louisiana is expected to begin in mid-2021 and heavy crude oil service from Patoka, Illinois to St. James, Louisiana is expected to begin in early 2022.

Rocky Mountain

We own and operate pipelines that provide gathering services in the Bakken and the Powder River Basin. We own the Bakken North pipeline system that in 2019 was modified to accommodate bidirectional flow and can now move crude oil from the Bakken to the Enbridge mainline system at Regina, Saskatchewan or from the Enbridge mainline system to our terminal in Trenton, North Dakota. We own a UJI in a pipeline system that extends from the Canadian border to our terminal in Guernsey, Wyoming. This pipeline system receives crude oil from our Rangeland and Milk River Pipelines in Canada. In addition to these assets, our largest Rocky Mountain area systems include the following joint venture pipelines, both of which connect to our terminal in Cushing:

Saddlehorn Pipeline. We own a 40% interest in Saddlehorn Pipeline LLC (“SP LLC”), which, through a UJI arrangement, owns 190,000 barrels per day of capacity in the Saddlehorn Pipeline that extends from the Niobrara and DJ Basin to Cushing. Magellan serves as operator of the Saddlehorn Pipeline. The Saddlehorn Pipeline is supported by minimum volume commitments. In the third quarter of 2019, SP LLC announced a new Ft. Laramie origin on Saddlehorn Pipeline, along with a 100,000 barrel per day capacity expansion, which is expected to be available in late 2020 following the addition of incremental pumping and storage capabilities. In February 2020, we sold a 10% interest in SP LLC, and have retained a 30% interest.

White Cliffs Pipeline. We own an approximate 36% interest in White Cliffs Pipeline LLC, which owns a pipeline system that consists of one crude oil pipeline with approximately 100,000 barrels per day of capacity that extends from the DJ Basin to Cushing, Oklahoma and one NGL pipeline with approximately 90,000 barrels per day of capacity that extends from the DJ Basin to a tie-in location with the Southern Hills Pipeline in Oklahoma. A subsidiary of Energy Transfer LP serves as the operator of the pipelines. The NGL pipeline was converted from crude oil service during the fourth quarter of 2019 and is supported by long-term capacity lease and long-term throughput agreements.

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

In May 2015, we experienced a crude oil release on the segment of the All American Pipeline known as Line 901 that runs from Las Flores to Gaviota in Santa Barbara County, California. The segment of the pipeline upstream of our Pentland station has been shut down since this incident. We are currently evaluating a replacement of the pipeline, subject to receipt of shipper commitments and regulatory approvals. See Note 19 to our Consolidated Financial Statements for additional information regarding the Line 901 incident.

Canada

Rainbow Pipeline.  We own and operate the Rainbow Pipeline, which is an approximately 195,000 barrel per day capacity pipeline that extends from Zama, Alberta to Edmonton, Alberta. The pipeline transports both blended heavy and light crude oil and includes gathering and diluent pipelines. Rainbow Pipeline offers delivery optionality at Edmonton, Alberta, where it can connect to Enbridge, Trans Mountain and Pembina pipelines as well as the Imperial Oil Limited Strathcona Refinery. In addition to our existing Nipisi and Kemp River Truck Terminals connected to the Rainbow Pipeline system, we are currently constructing a new 50,000 barrel per day crude oil terminal in Mitsue, Alberta, designed to provide pipeline takeaway capacity for growing production from the Clearwater play of the Marten Hills area.

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

South Saskatchewan Pipeline. We own and operate the South Saskatchewan system, which has approximately 70,000 barrels per day of capacity to transport heavy crude oil from the Cantuar, Dollard, Rapdan and Gull Lake gathering areas in southern Saskatchewan to the Enbridge mainline system at the Regina terminal. We are currently working on expanding the South Saskatchewan Pipeline, which will provide incremental takeaway capacity of approximately 7,000 barrels per day.

Manito and Cactus Lakes Pipelines.  We own and operate the Manito and Cactus Lakes Pipelines, which deliver heavy crude oil produced from the Lloydminster producing area of Alberta to our Kerrobert Terminal and our Kerrobert Rail Terminal. The Kerrobert Terminal is connected to both the Enbridge mainline system and our Kerrobert Rail Terminal. The Manito and Cactus Lakes pipelines include blended crude oil lines with capacity of approximately 108,000 barrels per day and parallel diluent lines.

Milk River Pipeline. We own and operate Milk River Pipeline system, which has approximately 108,000 barrels per day of capacity to transport heavy crude oil from Milk River, Alberta to the U.S./Canadian border west of Coutts, Alberta where it connects with the Front Range Pipeline.

Wascana Pipeline. We own and operate the Wascana Pipeline, which has approximately 40,000 barrels per day of capacity to move sweet crude from our Bakken North pipeline system to Enbridge’s mainline system at Regina, Saskatchewan. After the modifications done to the pipeline, the Wascana Pipeline is now bi-directional and able to deliver product from Regina, Saskatchewan to Trenton, North Dakota with a capacity of 15,000 barrels per day in North to South service.

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

PPTC Pipeline. We own and operate the Plains Petroleum Transmission Company Pipeline (the “PPTC Pipeline”), which has approximately 15,500 barrels per day of capacity to transport NGL from Empress, Alberta to the Fort Whyte Terminal in Winnipeg, Manitoba. The PPTC Pipeline also provides access to several truck terminals and rail loading facilities.

Eastern Delivery System. We own and operate the Eastern Delivery System, which has various segments that transport propane and butane between Sarnia, Ontario and Windsor, Ontario and from Sarnia, Ontario to St. Clair, Michigan; refinery grade butane between Windsor, Ontario and Woodhaven, Michigan; and syncrude from Sarnia, Ontario to local refineries. The Eastern Delivery System also receives ethane from the Kinder Morgan Utopia Pipeline at Windsor, Ontario for delivery to petrochemical facilities in the Sarnia, Ontario area, as well as our facility in Sarnia, Ontario. These pipelines have a combined capacity of approximately 132,000 barrels per day.

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

As of December 31, 2019, we owned, operated or employed a variety of long-term physical assets throughout the United States and Canada in this segment, including:

•approximately 79 million barrels of crude oil storage capacity primarily at our terminalling and storage locations;
•approximately 34 million barrels of NGL storage capacity;
•approximately 63 billion cubic feet (“Bcf”) of natural gas storage working gas capacity;
•approximately 25 Bcf of owned base gas;
•seven natural gas processing plants located throughout Canada and the Gulf Coast area of the United States;
•a condensate processing facility located in the Eagle Ford area of South Texas with an aggregate processing capacity of approximately 120,000 barrels per day;
•eight fractionation plants located throughout Canada and the United States with an aggregate net processing capacity of approximately 211,500 barrels per day, and an isomerization and fractionation facility in California with an aggregate processing capacity of approximately 15,000 barrels per day;
•30 crude oil and NGL rail terminals located throughout the United States and Canada. See “Rail Facilities” below for an overview of various terminals and “Supply and Logistics” regarding our use of railcars;
•six marine facilities in the United States; and
•approximately 430 miles of active pipelines that support our facilities assets.

The following is a tabular presentation of our active Facilities segment storage and service assets in the United States and Canada as of December 31, 2019, grouped by product and service type, with capacity and volume as indicated:

Crude Oil Storage Facilities	Total Capacity (MMBbls)
Cushing	25
St. James	13
Patoka	7
Mobile and Ten Mile	4
Corpus Christi (1)	1
Permian Area	8
Other (2)	21
79

NGL Storage Facilities	Total Capacity (MMBbls)
Fort Saskatchewan	11
Sarnia Area	8
Empress Area	4
Other	11
34

Natural Gas Storage Facilities	Total Capacity (Bcf)
Salt Caverns	63

Natural Gas Processing Facilities (3)	Ownership Interest	Total Gas Spec Product (4) (Bcf/d)	Gas Processing Capacity (Bcf/d)
United States Gulf Coast Area	100%	0.2	0.3
Canada	50-88%	2.5	7.0
		2.7	7.3

Condensate Stabilization Facility	Total Capacity (Bbls/d)
Gardendale	120,000

NGL Fractionation and Isomerization Facilities	Ownership Interest	Total Spec Product (4) (Bbls/d)	Net Capacity (Bbls/d)
Empress	100%	18,300	28,300
Fort Saskatchewan	21-100%	50,000	68,100
Sarnia	62-84%	55,600	90,000
Shafter	100%	10,900	15,000
Other	82-100%	9,300	25,100
		144,100	226,500

Rail Facilities	Ownership Interest	Loading Capacity (Bbls/d)	Unloading Capacity (Bbls/d)
Crude Oil Rail Facilities	100%	314,000	350,000

	Ownership Interest	Number of Rack Spots	Number of Storage Spots
NGL Rail Facilities (5)	50-100%	345	1,655

(1)We own 50% of this storage capacity through our investment in Eagle Ford Terminals Corpus Christi LLC.
(2)Amount includes approximately 2 million barrels of storage capacity associated with our crude oil rail terminal operations.
(3)While natural gas processing volumes and capacity amounts are presented, they currently are not a significant driver of our segment results.
(4)Represents average volumes net to our share for the entire year.
(5)Our NGL rail terminals are predominately utilized for internal purposes specifically for our supply and logistics activities.  See our “Supply and Logistics Segment” discussion following this section for further discussion regarding the use of our rail terminals.

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

St. James Terminal.  The crude oil interchange at St. James, Louisiana is one of the most liquid crude oil interchanges in the United States. Our facility is connected to major pipelines and other terminals and includes a manifold and header system that allows for receipts and deliveries with connecting pipelines at their maximum operating capacity. In addition, this facility includes a marine dock that is able to receive from, and deliver to, tankers and barges and is also connected to our rail unloading facility. See “Rail Facilities” below for further discussion.

Patoka Terminal.  Our Patoka Terminal includes crude oil storage and an associated manifold and header system at the Patoka Interchange located in Southern Illinois. Our terminal has access to all major pipelines and terminals at the Patoka Interchange, a growing regional hub serving both northbound and southbound movements.

Mobile and Ten Mile Terminal.  We own a marine terminal in Mobile, Alabama (the “Mobile Terminal”) and a terminal at our nearby Ten Mile Facility. The facilities are pipeline connected. The Mobile Terminal is equipped with a ship/tanker dock, barge dock, truck unloading facilities and various third-party connections for crude oil movements to area refiners and our Ten Mile Facility is connected to our Gulf Coast area Pascagoula Pipeline.

Corpus Christi (Eagle Ford) Terminal. We own a 50% interest in Eagle Ford Terminals Corpus Christi LLC, a joint venture with a subsidiary of Enterprise. Eagle Ford Terminals owns a terminal in Corpus Christi, Texas that is capable of loading ocean going vessels with either crude oil or condensate. The facility has access to production from both the Eagle Ford and the Permian Basin through the Eagle Ford joint venture pipeline and was placed into service in the third quarter of 2019.

NGL Storage Facilities

Fort Saskatchewan.  The Fort Saskatchewan facility is located near Edmonton, Alberta in one of the key North American NGL hubs. The facility is a receipt, storage, fractionation and delivery facility for NGL and is connected to other major NGL plants and pipeline systems in the area. The facility’s primary assets include 30 storage caverns. The facility includes assets operated by us and assets operated by a third party. Our ownership in the various facility assets ranges from approximately 21% to 100%. See the section entitled “—NGL Fractionation and Isomerization Facilities” below for additional discussion of this facility.

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

Empress Area. We own a network of seven NGL terminals (Fort Whyte, Moose Jaw, Rapid City, Stewart Valley, Dewdney, Empress and Richardson). The facilities are complemented by various other NGL fractionation and extraction assets.

Natural Gas Storage Facilities

We own two U.S. Federal Energy Regulatory Commission (“FERC”) regulated natural gas storage facilities located on the Gulf Coast that are certificated for 112 Bcf of working gas capacity, and as of December 31, 2019, we had an aggregate commercial working gas capacity of approximately 63 Bcf in service. Our facilities have aggregate certificated peak daily injection and withdrawal rates of 3.6 Bcf and 5.6 Bcf, respectively.

Our two natural gas storage facilities are strategically located within the Gulf Coast market and have a diverse group of customers, including liquefied natural gas (“LNG”) exporters, utilities, pipelines, producers, power generators and marketers whose storage needs vary from traditional seasonal storage services to hourly balancing. We are located near several major market hubs and our facilities have 15 physical interconnects with third-party interstate pipelines, intrastate pipelines and direct connect customers, serving markets in the Gulf Coast, Mid-Atlantic, Northeast, and Southeast regions of the United States.

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

Fort Saskatchewan.  Our Fort Saskatchewan fractionation facility has a design capacity of 85,000 barrels per day and produces spec propane, butane, condensate and a propane and butane mix, which is sent to our Sarnia facility for further fractionation. Through our 21% ownership in the Keyera Fort Saskatchewan fractionation plant, we have additional fractionation capacity, net to our share, of approximately 17,300 barrels per day.

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

NGL Rail Facilities

We own 24 operational NGL rail facilities (including our Fort Saskatchewan rail facility, as well as facilities that can provide both crude oil and NGL service) strategically located near NGL storage, pipelines, gas production or propane distribution centers throughout the United States and Canada.

Supply and Logistics Segment

Our Supply and Logistics segment operations generally consist of the following merchant-related activities:

•the purchase of U.S. and Canadian crude oil at the wellhead, and the bulk purchase of crude oil at pipeline, terminal and rail facilities;
•the storage of inventory during contango market conditions and the seasonal storage of NGL;
•the purchase of NGL from producers, refiners, processors and other marketers;
•the extraction of NGL from gas processed at our facilities;
•the resale or exchange of crude oil and NGL at various points along the distribution chain to refiners, operators of petrochemical facilities, exporters or other resellers; and
•the transportation of crude oil and NGL on trucks, barges, railcars, pipelines and vessels from various delivery points, market hub locations or directly to end users such as refineries, processors and fractionation facilities.

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

In addition to hedged working inventories associated with its merchant activities, as of December 31, 2019, our Supply and Logistics segment owned significant volumes of crude oil and NGL classified as long-term assets and linefill or minimum inventory requirements and employed a variety of owned or leased physical assets throughout the United States and Canada, including approximately:

•16 million barrels of crude oil and NGL linefill in pipelines owned by us;
•4 million barrels of crude oil and NGL utilized as linefill in pipelines owned by third parties or otherwise required as long-term inventory;
•760 trucks and 900 trailers; and
•8,000 crude oil and NGL railcars.

In connection with its operations, our Supply and Logistics segment secures transportation and facilities services from our other two segments as well as third-party service providers under month-to-month and multi-year arrangements. Intersegment fees are based on posted tariff rates, rates similar to those charged to third parties or rates that we believe approximate market rates.

The following table shows the average daily volume of our supply and logistics activities for the year ended December 31, 2019:

Volumes (MBbls/d)
Crude oil lease gathering purchases (1)	1,162
NGL sales	207
Supply and Logistics segment total volumes	1,369

(1)Of this amount, approximately 767 MBbls/d were purchased in the Permian Basin.

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

Crude oil, NGL and natural gas commodity prices have historically been very volatile. For example, since the mid-1980s, NYMEX West Texas Intermediate (“WTI”) crude oil benchmark prices have ranged from a low of approximately $10 per barrel during 1986 to a high of over $147 per barrel during 2008. During 2019, WTI crude oil prices traded within a range of approximately $46 to $66 per barrel. There has also been volatility within the propane and butane markets as seen through the North American benchmark price located at Mont Belvieu, Texas. Specifically, over the last ten years, propane prices have ranged from a low of 25% of the WTI benchmark price for crude oil in 2015 to a high of 83% of the WTI benchmark price for crude oil in 2011. During 2019, propane averaged 40% of WTI and on a daily basis traded within a range of 29% to 63% of WTI. During the same ten-year period, butane has seen a price range from a low of 34% of the WTI benchmark price for crude oil in 2019 to a high of 108% of the WTI benchmark price for crude oil in 2017. During 2019, butane averaged 48% of WTI and on a daily basis traded within a range of 34% to 72% of WTI.

Absent extended periods of lower crude oil or NGL prices that are below production replacement costs or higher crude oil or NGL prices that have a significant adverse impact on consumption, demand for the services we provide in our fee-based Transportation and Facilities segments and our financial results from these activities have little correlation to absolute commodity prices. Relative contribution levels will vary from quarter-to-quarter due to seasonal and other similar factors, but we project that (absent material outperformance in our Supply and Logistics business) our fee-based Transportation and Facilities segments should comprise over 90% of our aggregate segment results.

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

In developing our business model and allocating our resources among our three segments, we attempt to anticipate the impacts of shifts between supply-driven markets and demand-driven markets, seasonality, cyclicality, regional surpluses and shortages, economic conditions and a number of other influences that can cause volatility and change market dynamics on a short, intermediate and long-term basis. While our objective is to position the Partnership such that our overall annual cash flow is not materially adversely affected by the absolute level of energy prices, market volatility associated with shifts between demand-driven markets and supply-driven markets or other similar dynamics has in the past, and may in the future present opportunities to realize incremental margins; however, when market conditions are more challenging (i.e., the supply and demand dynamics do not give rise to attractive differentials or spreads), our pipeline flows may be adversely impacted and/or our Supply and Logistics segment may not fully recover its costs on certain transactions.

In executing our business model, we employ a variety of financial risk management tools and techniques, predominantly in our Supply and Logistics segment. These are discussed in greater detail below.

Risk Management

In order to hedge margins involving our physical assets and manage risks associated with our various commodity purchase and sale obligations and, in certain circumstances, to realize incremental margin during volatile market conditions, we use derivative instruments. We also use various derivative instruments to manage our exposure to interest rate risk and currency exchange rate risk. In analyzing our risk management activities, we draw a distinction between enterprise-level risks and trading-related risks. Enterprise-level risks are those that underlie our core businesses and may be managed based on management’s assessment of the cost or benefit of doing so. Conversely, trading-related risks (the risks involved in trading in the hopes of generating an increased return) are not inherent in our core business; rather, those risks arise as a result of engaging in trading activities. Our policy is to manage the enterprise-level risks inherent in our core businesses by using financial derivatives to protect our ability to generate cash flow and optimize asset profitability, rather than trying to profit from trading activity. Our commodity risk management policies and procedures are designed to monitor NYMEX, ICE and over-the-counter positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity, to help ensure that our hedging activities address our risks. Our interest rate and currency exchange rate risk management policies and procedures are designed to monitor our derivative positions and ensure that those positions are consistent with our objectives and approved strategies. We have a risk management function that has direct responsibility and authority for our risk policies, related controls around commercial activities and procedures and certain other aspects of corporate risk management. Our risk management function also approves all new risk management strategies through a formal process. Our approved strategies are intended to mitigate and manage enterprise-level risks that are inherent in our core businesses.

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

Customers

Marathon Petroleum Corporation and its subsidiaries accounted for 12%, 14% and 19% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively. ExxonMobil Corporation and its subsidiaries accounted for 12%, 14% and 11% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Phillips 66 Company and its subsidiaries accounted for 11% of our revenues for each of the years ended December 31, 2019 and 2017. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2019. The majority of revenues from these customers pertain to our supply and logistics operations. The sales to these customers occur at multiple locations and we believe that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that we would not be able to identify and access a replacement market at comparable margins.  For a discussion of customers and industry concentration risk, see Note 16 to our Consolidated Financial Statements.

Competition

Competition among pipelines is based primarily on transportation charges, access to producing areas and supply regions and demand for crude oil and NGL by end users. Although new pipeline projects represent a source of competition for our business, there are also existing third-party owned pipelines with excess capacity in the vicinity of our operations that expose us to significant competition based on the relatively low operating cost associated with moving an incremental barrel of crude oil or NGL through such unutilized capacity. In areas where additional infrastructure is being built or has been built to accommodate new or increased production or changing product flows, we face competition in providing the required infrastructure solutions as well as the risk that capacity in the area will be overbuilt for the foreseeable future. For example, over the last 18 months, several new pipeline projects for takeaway capacity from the Permian Basin, where we have significant operations, have been announced, are currently under construction or have been placed in service. Combined with current pipeline takeaway capacity, these pipeline projects have and will continue to result in excess Permian takeaway capacity relative to projected crude oil production volumes in the Permian Basin. In combination with incremental shipper commitments or dedications, the ratio of excess capacity to uncommitted barrels is expected to increase significantly, amplifying the competition for incremental barrels to fill available capacity on our assets and resulting in downward pressure on margins.

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

Environmental, Health and Safety Regulation

General

Our operations involving the storage, treatment, processing and transportation of liquid and gaseous hydrocarbons, including crude oil, are subject to stringent federal, state, provincial and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment. As with the industry generally, compliance with these laws and regulations increases our overall cost of doing business, including our capital costs to construct, maintain and upgrade equipment and facilities as regulations are updated or new regulations are invoked. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial liabilities and the issuance of injunctions or other orders that may subject us to additional operational constraints. Failure to comply with these laws and regulations could also result in negative public perception of our operations or the industry in general, which may adversely impact our ability to conduct our business. Environmental and safety laws and regulations are subject to changes that may result in more stringent requirements, and we cannot provide any assurance that compliance with current and future laws and regulations will not have a material effect on our results of operations or earnings. A discharge of hazardous liquids into the environment could, to the extent such event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and any claims made by third parties. The following is a summary of some of the environmental, health and safety laws and regulations to which our operations are subject.

Pipeline Safety/Integrity Management

A substantial portion of our petroleum pipelines and our storage tank facilities in the United States are subject to regulation by the Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) pursuant to the Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”). The HLPSA imposes safety requirements on the design, installation, testing, construction, operation, replacement and management of pipeline and tank facilities. Federal regulations implementing the HLPSA require pipeline operators to adopt measures designed to reduce the environmental impact of oil discharges from onshore oil pipelines, including the maintenance of comprehensive spill response plans and the performance of extensive spill response training for pipeline personnel. These regulations also require pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. Comparable regulation exists in some states in which we conduct intrastate common carrier or private pipeline operations. Regulation in Canada is under the Canada Energy Regulator (“CER”), formerly the National Energy Board, and provincial agencies.

United States

The HLPSA was amended by the Pipeline Safety Improvement Act of 2002 and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. These amendments have resulted in the adoption of rules by the DOT that require transportation pipeline operators to implement integrity management programs, including frequent inspections, correction of identified anomalies and other measures, to ensure pipeline safety in “high consequence areas” such as high population areas, areas unusually sensitive to environmental damage, and commercially navigable waterways. In the United States, our costs associated with the inspection, testing and correction of identified anomalies were approximately $65 million in 2019. Based on currently available information, our preliminary estimate for 2020 is that we will incur approximately $58 million in expenditures associated with our required pipeline integrity management program. However, significant additional expenses could be incurred if new or more stringently interpreted pipeline safety requirements are implemented. In addition to required activities, our integrity management program includes several voluntary, multi-year initiatives designed to prevent incidents. Costs incurred in connection with these voluntary initiatives were approximately $42 million in 2019, and our preliminary estimate for 2020 is that we will incur approximately $38 million of such costs.

PHMSA was reauthorized and the HLPSA was amended in 2011 and 2016. The regulatory changes precipitated by these actions have increased our cost to operate. For example, in October 2019, PHMSA published three final rules that create or expand reporting, inspection, maintenance and other pipeline safety obligations. We are in the process of assessing the impact of these rules on our future costs of operations and revenue from operations.

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

The DOT has generally adopted American Petroleum Institute Standard (“API”) 653 as the standard for the inspection, repair, alteration and reconstruction of steel aboveground petroleum storage tanks subject to DOT jurisdiction. API 653 requires regularly scheduled inspection and repair of tanks remaining in service. In the United States, our costs associated with this program were approximately $52 million in 2019. For 2020, we have budgeted approximately $57 million in connection with continued API 653 compliance activities and similar new EPA regulations for tanks not regulated by the DOT. Certain storage tanks may be taken out of service if we believe the cost of compliance will exceed the value of the storage tanks or replacement tankage may be constructed.

Canada

In Canada, the CER and provincial agencies regulate the safety and integrity management of pipelines and storage tanks used for hydrocarbon transmission. We have incurred and will continue to incur costs related to such regulatory requirements.

We continue to implement Pipeline, Facility and Cavern Integrity Management Programs to comply with applicable regulatory requirements and assist in our efforts to mitigate risk. Costs incurred for such integrity management activities were approximately $66 million in 2019. We are increasing our integrity dig and pipeline replacement projects to ensure safe and reliable operations as we seek to expand volumes on certain of our systems. Our preliminary estimate for 2020 is that we will incur approximately $95 million of costs on such projects.

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

Solid Waste

We generate wastes, including hazardous wastes, which are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended (“RCRA”), and analogous state and provincial laws. Many of the wastes that we generate are not subject to the most stringent requirements of RCRA because our operations generate primarily oil and gas wastes, which currently are excluded from consideration as RCRA hazardous wastes. It is possible, however, that in the future, the exclusion for oil and gas waste under RCRA may be revisited and our wastes subject to more rigorous and costly disposal requirements, resulting in additional capital expenditures or operating expenses.

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

We are subject to the Environmental Protection Agency’s (“EPA”) Risk Management Plan regulations at certain facilities. These regulations are intended to work with OSHA’s PSM regulations to minimize the offsite consequences of catastrophic releases. The regulations require us to develop and implement a risk management program that includes a five-year accident history, an offsite consequence analysis process, a prevention program and an emergency response program. In January 2016, the EPA finalized revisions to the Risk Management Plan (“RMP”) rules, including requirements for the use of third-party compliance audits, root cause analyses for facilities that experience releases, process hazard analyses and enhanced information-sharing provisions, effective March 2017. In November 2019, the EPA finalized revisions to the RMP rules, removing requirements related to public disclosure, third-party audits and post-incident root cause analyses, among others. However, several environmental groups and trade unions have challenged the EPA’s revised rule. OSHA has announced that it is considering similar revisions to the PSM rule, but, to date, has not issued a Notice of Proposed Rulemaking. The potential for further revisions to either the RMP or PSM rule is uncertain at this time.

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

Air Emissions

Our United States operations are subject to the United States Clean Air Act (“Clean Air Act”), comparable state laws and associated federal, state and local regulations. Our Canadian operations are also subject to federal and provincial air emission regulations, which are discussed in subsequent sections.

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

Climate Change Initiatives

United States

The EPA has adopted rules for reporting the emission of carbon dioxide, methane and other greenhouse gases (“GHG”) from certain sources.  Fewer than ten of our facilities are presently subject to the federal GHG reporting requirements. These include facilities with combustion GHG emissions and potential fugitive emissions above the reporting thresholds. We import sufficient quantities of finished fuel products into the United States to be required to report that activity as well.

In June 2016, the EPA finalized regulations affecting new, modified and reconstructed sources of air emissions in the oil and natural gas sector (NSPS Subpart OOOOa) that require significant reductions in fugitive methane emissions from certain upstream and midstream oil and gas facilities. These new rules also require operators to implement fugitive emission leak detection and repair requirements for compressor stations. However, the EPA has taken several steps to delay implementation of its methane rules, and the agency proposed a rulemaking in June 2017 to stay the requirements for a period of two years and revisit implementation of the methane rules in their entirety. In September 2019, the EPA proposed changes to NSPS Subpart OOOOa that, if finalized, would remove methane-specific requirements from the rule, and could remove the natural gas transmission and storage segment from the list of covered activities entirely. It is not known when these rule changes will be finalized, and legal challenges to any final rulemaking are expected. As a result of these developments, the final scope of methane regulatory requirements or the cost to comply with such requirements is uncertain at this time. Several states have either proposed or finalized similar regulations related to the reduction of methane emissions from the oil and natural gas sector.

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

Effective January 1, 2015, the AB32 regulations also covered finished fuel providers and importers. California finished fuels providers (refiners and importers) are required to purchase GHG emission credits for finished fuel sold in or imported into California. Plains Marketing was included in this portion of the regulation due to propane imports and completed its first year of compliance in 2016. The compliance requirements of the GHG cap-and-trade program through 2020 are currently being phased in. Effective January 1, 2018, importers of finished fuels responsible for compliance costs associated with GHG has changed from the consignee to the importer on title of the product. Plains Midstream Canada is now included in this change to the rule due to its imports of propane into California and submitted its first compliance report in 2019.

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

In December 2015, the Paris Agreement was signed at the 21st annual Conference of Parties to the United Nations Framework Convention on Climate Change (“UNFCCC”). The Paris Agreement, which came into effect in November 2016, requires signatory parties to develop and implement carbon emission reduction policies with a goal of limiting the rise in average global temperatures to 2°C or less. The United States and Canada are currently signatories to the Agreement; however, in June 2017, President Trump stated that the United States would withdraw from the Paris Agreement, but may enter into a future international agreement related to GHGs. In August 2017, the U.S. State Department officially informed the United Nations of the intent of the United States to withdraw from the Paris Agreement. The earliest possible effective date for withdrawal by the United States is November 2020. The United States’ adherence to the exit process is uncertain and/or the terms on which the United States may reenter the Paris Agreement or a separately negotiated agreement are unclear at this time. The Paris Agreement is likely to become a significant driver for future potential GHG reduction programs in participating countries. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and gas will continue to represent a substantial percentage of global energy use over that time. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on our assets, particularly those located in coastal or flood prone areas.

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

In December 2015, the UNFCCC ratified the Paris Agreement to accelerate climate change initiatives and to intensify the actions of member nations in the reduction of GHG emissions. This ratification also included requirements that all parties report on their emissions status and agreement for a review every five years to assess success among member nations in attaining objectives and targets under this agreement. The Government of Canada has implemented a pan-Canadian approach to pricing carbon pollution requiring all Canadian provinces and territories to have carbon pricing in place by 2018, which is now in effect. The provinces and territories were granted flexibility in deciding how they implement carbon pricing either by placing a direct price on carbon pollution or adopting a cap and trade system. The Provincial programs that fail to meet the Federal government’s requirements for their programs are required to adopt the Federal program. The Federal program includes two components: a direct price on carbon pollution (the Federal price on carbon pollution will start at $20/tonne in 2019 and rise by $10 a year to reach $50/tonne in 2022) and an output based pricing system (“OBPS”) designed to address competitiveness risk for large emitters.

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

Provincial Regulations

Ontario. In February 2015, the Ontario Ministry of Environment and Climate Change issued a discussion paper that identified carbon pricing as a critical action necessary to reduce emissions of GHGs. In April 2015, the Ontario government announced it would be implementing a GHG cap and trade program, which would be implemented through the Western Climate Initiative (“WCI”), which included Quebec and California. Mandatory participants for the program were responsible for their emissions starting January 1, 2017. PMC’s facility at Sarnia was considered a mandatory participant in the program. In June 2018, the newly formed Ontario Provincial government repealed the provincial GHG cap and trade program with the passing of the Cap and Trade Cancellation Act. The lack of a provincial GHG program now subjects the province to the federal carbon pricing backstop program (OBPS) for large emitting facilities. According to the legislation, PMC’s facility at Sarnia is a mandatory participant under the OBPS. Compliance with the federal OBPS is not expected to have a material adverse effect on our operations.

In July 2019, the Ontario government implemented the Emissions Performance Standards (“EPS”) regulation as an initial step to establishing a successor program to the repealed GHG cap and trade program. This program, when fully implemented would serve as a replacement for the federal OBPS. Efforts to comply with EPS requirements are not material at this time.

In 2018, the Ontario government introduced an updated Sulphur Dioxide (“SO2”) standard which requires the reduction of SO2 from the current one hour average emission rate of 690 micrograms per cubic meter of air (“µg/m3”) to the new one hour standard of 100 µg/m3 by 2023 at industrial facilities. The introduction of this reduction measure requires evaluation of current emissions and may require equipment upgrades at our Sarnia facility. The evaluation process has not been concluded and the impact of the standard is still under review.

Alberta. The Alberta Climate Change and Emissions Management Act provided a framework for managing GHG emissions with the intent of reducing specified gas emissions to 50% of 1990 levels by December 31, 2020. The Specified Gas Emitters Regulation (“SGER”) was the initial program introduced which imposed GHG emissions limits on large emitters and required reductions in GHG emissions intensity. In January 2018, the SGER was replaced with the Carbon Competitive Incentive Regulation (“CCIR”) for compliance years 2018 and 2019. In January 2020, the Emissions Management and Climate Resilience Act replaces the Climate Change and Emissions Management Act and the CCIR will be replaced with the Technology Innovation and Emissions Reduction (“TIER”) regulation. Compliance options under the TIER are similar to those under the previous SGER and CCIR programs such that a GHG fund credit purchase will be required if reduction targets identified under the program are not attained. PMC’s Empress VI facility is a mandatory participant under the TIER. For economic reasons, Ft. Saskatchewan and six other PMC facilities have opted in to be a part of the TIER program for 2020. By opting in, the fuel consumption at these asset locations avoid being subject to the federal fuel charge.

Alberta repealed the provincial “Climate Leadership Act” in May 2019 and removed its provincial carbon pricing program. The province is now subject to the federal carbon pricing program effective January 1, 2020. Assets within the TIER program are exempt from the federal carbon pricing program but other fuel consumption as part of operations is subject to the federal levies. The federal fuel charge cost increase has been captured as part of the annual budgeting cycle.

In association with the federal methane reduction targets, the Alberta Energy Regulator amended Directive 60 to outline reduction requirements. New reporting measures and requirements for fugitive emission surveys came into force in January 2020. Cost for reporting and completing surveys have been captured within the 2020 and beyond annual operational budgets.

Other Canadian Jurisdictions. Nova Scotia and Quebec Cap and Trade programs cover propane supplied by PMC into the Nova Scotia and Quebec markets. PMC is required to purchase GHG emission credits and submit annual compliance reports under each province’s respective Cap and Trade program. Program compliance costs will be passed along to the purchaser. Effective April 1, 2019, the federal carbon pricing program came into effect for provinces that do not have a carbon pricing program in place. This includes Saskatchewan, Manitoba, Ontario and New Brunswick. Program compliance costs will be passed along to the purchaser.

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

The U.S. Oil Pollution Act of 1990 (“OPA”) amended certain provisions of the CWA as they relate to the release of petroleum products into navigable waters. OPA subjects owners of facilities to strict, joint and potentially unlimited liability for containment and removal costs, natural resource damages and certain other consequences of an oil spill. State and Canadian federal and provincial laws also impose requirements relating to the prevention of oil releases and the remediation of areas.

In addition, for over 35 years, the U.S. Army Corps of Engineers (the “Corps”) has authorized construction, maintenance and repair of pipelines under a streamlined nationwide permit program under the CWA known as Nationwide Permit 12 (“NWP”). The NWP program is supported by strong statutory and regulatory history and was originally approved by Congress in 1977. From time to time, environmental groups have challenged the NWP program; however, to date, federal courts have upheld the validity of NWP program under the CWA. We cannot predict whether future lawsuits will be filed to contest the validity of NWP; however, in the event that a court wholly or partially strikes down the NWP program, which we believe to be unlikely, we could face significant delays and financial costs when seeking project approvals from the Corps.

In May 2015, the EPA published a final rule that attempted to clarify federal jurisdiction under the CWA over waters of the United States (“WOTUS”). This clarification greatly expanded the definition of WOTUS, thus increasing the jurisdiction of the Corps. Following the issuance of a presidential executive order to review the rule in January 2017, the EPA and the Corps proposed a rulemaking in June 2017 to repeal the May 2015 rule. The EPA and Corps also announced their intent to issue a new rule defining the CWA’s jurisdiction and finalized a stay delaying implementation of the rule for two years. Several states and environmental organizations announced their intent to challenge the stay and any attempt by the EPA and the Corps to rescind or revise the rule. On December 11, 2018, the EPA and the Corps released the pre-publication version of the Proposed 2018 Rule concerning the redefinition of WOTUS. The proposal narrowed the definition of the federal waters covered under the CWA’s key permitting programs such as Section 404 dredge and fill permits, Section 402 discharge permits, and Section 311 oil spill prevention plans. The Proposed Rule worked towards the administration’s larger goal of re-balancing the relationship between the federal government, tribal governments, and states by drawing boundaries between those waters subject to federal CWA requirements and those waters that states and tribal governments have flexibility to manage under their respective authorities. As written in the Proposed Rule, fewer waters would be federally regulated relative to the May 2015 rule, which would lessen CWA permitting burdens for oil and gas operations as well as reduce mitigation requirements.

On January 23, 2020, the EPA and the Corps announced a pre-publication version of the 2020 Final Rule concerning the redefinition of WOTUS. The 2020 Final Rule provides the outer bounds of the federal waters covered under the CWA’s key permitting programs such as Section 404 dredge and fill permits, Section 402 discharge permits and Section 311 oil spill prevention plans. The Final Rule will take effect 60 days after being published in the Federal Register. In general, the 2020 Final Rule will result in fewer federally regulated waters under the CWA offering a streamlined list of only four clear categories of jurisdictional waters and 12 exclusions. A decrease in mitigation requirements is expected, with traditional wetland states (e.g., Louisiana) and states in the arid west (e.g., Texas) expected to be among the most affected by the new rule.

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

Pipeline Rate Regulation in the United States. The FERC historically has not investigated rates of liquids pipelines on its own initiative when those rates have not been the subject of a protest or complaint by a shipper. The majority of our Transportation segment profit in the United States is produced by rates that are either grandfathered or set by agreement with one or more shippers. FERC issued an Advance Notice of Proposed Rulemaking on October 20, 2016 that addressed issues related to FERC’s indexing methodology and liquids pipeline reporting practices. If implemented, the proposals in this rulemaking could affect the profitability of certain liquids pipelines. On December 15, 2016, FERC issued a Notice of Inquiry regarding certain matters related to FERC’s income tax allowance policy. In 2018, FERC issued a revised policy statement (subsequently modified in a final rule issued in July 2018) in which it held that it will no longer permit an income tax allowance to be included in cost-of-service rates for interstate pipelines structured as master limited partnerships. The FERC also indicated that it will incorporate the effects of the revised policy statement in its next review of the oil pipeline index level, which will take effect in July 2021. See Item 1A. “Risk Factors—Risks Related to Our Business—Our assets are subject to federal, state and provincial regulation. Rate regulation or a successful challenge to the rates we charge on our U.S. and Canadian pipeline systems may reduce the amount of cash we generate.” for additional discussion on how our rates could be impacted by this policy change.

Canadian Regulation.  Our Canadian pipeline assets are subject to regulation by the CER and by provincial authorities. With respect to a pipeline over which it has jurisdiction, the relevant regulatory authority has the power, upon application by a third party, to determine the rates we are allowed to charge for transportation on, and set other terms of access to, such pipeline. In such circumstances, if the relevant regulatory authority determines that the applicable terms and conditions of service are not just and reasonable, the regulatory authority can impose conditions it considers appropriate.

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

Cross Border Regulation

As a result of our cross border activities, including transportation and importation of crude oil, NGL and natural gas between the United States and Canada, we are subject to a variety of legal requirements pertaining to such activities including presidential permit requirements, export/import license requirements, tariffs, Canadian and U.S. customs and taxes and requirements relating to toxic substances. U.S. legal requirements relating to these activities include regulations adopted pursuant to the Short Supply Controls of the Export Administration Act (“EAA”), the North American Free Trade Agreement (“NAFTA”) and the Toxic Substances Control Act (“TSCA”), as well as presidential permit requirements of the U.S. Department of State. In addition, the importation and exportation of natural gas from and to the United States and Canada is subject to regulation by U.S. Customs and Border Protection, U.S. Department of Energy and the CER. Violations of these licensing, tariff and tax reporting requirements or failure to provide certifications relating to toxic substances could result in the imposition of significant administrative, civil and criminal penalties. Furthermore, the failure to comply with U.S. federal, state and local tax requirements, as well as Canadian federal and provincial tax requirements, could lead to the imposition of additional taxes, interest and penalties.

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

In January 2020, PHMSA finalized a rule regarding the safety of underground natural gas storage facilities, which was published in the Federal Register on February 12, 2020. This rule maintains several elements from the earlier interim rule, incorporating API Recommended Practices 1170 and 1171 in PHMSA regulations; revises the definition of underground natural gas storage facility; and clarifies certain reporting and notification criteria. We do not anticipate that compliance with the final rule will have a significant adverse effect on our operations.

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

Operational Hazards and Insurance

Pipelines, terminals, trucks or other facilities or equipment may experience damage as a result of an accident, natural disaster, terrorist attack, cyber event or other event. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain various types and varying levels of insurance coverage to cover our operations and properties, and we self-insure certain risks, including gradual pollution, cybersecurity and named windstorms. However, such insurance does not cover every potential risk that might occur, associated with operating pipelines, terminals and other facilities and equipment, including the potential loss of significant revenues and cash flows.

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. We believe that we maintain adequate insurance coverage, although insurance will not cover many types of interruptions that might occur, will not cover amounts up to applicable deductibles and will not cover all risks associated with certain of our assets and operations. With respect to our insurance coverage, our policies are subject to deductibles and retention levels that we consider reasonable and not excessive. Additionally, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable. As a result, we may elect to self-insure or utilize higher deductibles in certain other insurance programs. In addition, although we believe that we have established adequate reserves and liquidity to the extent such risks are not insured, costs incurred in excess of these reserves may be higher or we may not receive insurance proceeds in a timely manner, which may potentially have a material adverse effect on our financial conditions, results of operations or cash flows.

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

Employees and Labor Relations

GP LLC employs our domestic officers and personnel; our Canadian officers and personnel are employed by our subsidiary, PMCULC. To carry out our operations, our general partner or its affiliates (including PMCULC) employed approximately 5,000 employees at December 31, 2019. Of these employees, 175 are covered by five separate collective agreements, three of which are currently being negotiated, and the remaining two are open for renegotiation in 2023 and 2024. Our general partner and its affiliates consider employee relations to be good.

Summary of Tax Considerations

The following is a brief summary of certain material tax considerations of owning and disposing of common units, however, the tax consequences of ownership of common units are complex and depend in part on the owner’s individual tax circumstances. This summary is based on the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury regulations, administrative rulings and judicial decisions, all as in effect on the date hereof, and all of which are subject to change, possibly with retroactive effect. We have not sought any ruling from the Internal Revenue Service, or the IRS, with respect to the statements made and the conclusions reached in the following summary, and there can be no assurance that the IRS or a court will agree with such statements and conclusions. This summary does not address all aspects of U.S. federal income taxation or the tax considerations arising under the laws of any non-U.S., state, or local jurisdiction, or under U.S. federal estate and gift tax laws. It is the responsibility of each unitholder, either individually or through a tax advisor, to investigate the legal and tax consequences, under the laws of pertinent U.S. federal, states and localities of the unitholder’s investment in us. Further, it is the responsibility of each unitholder to file all U.S. federal, state and local tax returns that may be required of the unitholder.  Also see Item 1A. “Risk Factors—Tax Risks to Common Unitholders.”

Partnership Status; Cash Distributions

We are treated for U.S. federal income tax purposes as a partnership based upon our meeting the “Qualifying Income Exception” imposed by Section 7704 of the Code, which we must meet each year. The owners of our common units are considered partners in the Partnership so long as they do not loan their common units to others to cover short sales or otherwise dispose of those units. Accordingly, subject to the Bipartisan Budget Act audit rules, we generally are not liable for U.S. federal income taxes, and a common unitholder is required to report on the unitholder’s federal income tax return the unitholder’s share of our income, gains, losses and deductions. In general, cash distributions to a common unitholder are taxable only if, and to the extent that, they exceed the tax basis in the common units held. In certain cases, we are subject to, or have paid Canadian income and withholding taxes, including with respect to intercompany interest payments and dividend payments.  Unitholders may be eligible for foreign tax credits with respect to allocable Canadian withholding and income taxes paid.

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

Basis of Common Units

A unitholder’s initial tax basis for a common unit is generally the amount paid for the common unit and the unitholder’s share of our nonrecourse liabilities (or liabilities for which no partner bears the economic risk of loss). A unitholder’s basis is generally increased by the unitholder’s share of our income and by any increases in the unitholder’s share of our nonrecourse liabilities. That basis will be decreased, but not below zero, by the unitholder’s share of our losses, the amount of all distributions made to the unitholder (including deemed distributions due to a decrease in the unitholder’s share of our nonrecourse liabilities) and the amount of any excess business interest allocated to the unitholder. The IRS has ruled that a partner who acquires interests in a partnership in separate transactions must combine those interests and maintain a single adjusted tax basis for all of those interests.

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

For taxpayers other than corporations in taxable years beginning after December 31, 2017, and before January 1, 2026, an “excess business loss” limitation further limits the deductibility of losses by such taxpayers. An excess business loss is the excess (if any) of a taxpayer’s aggregate deductions for the taxable year that are attributable to the trades or businesses of such taxpayer (determined without regard to the excess business loss limitation) over the aggregate gross income or gain of such taxpayer for the taxable year that is attributable to such trades or businesses plus a threshold amount. The threshold amount is equal to $250,000, or $500,000 for taxpayers filing a joint return, in each case, increased by the applicable inflation adjustment. Disallowed excess business losses are treated as a net operating loss carryover to the following tax year. Any losses we generate that are allocated to a unitholder and not otherwise limited by the basis, at risk, or passive loss limitations will be included in the determination of such unitholder’s aggregate trade or business deductions. Consequently, any losses we generate that are not otherwise limited will only be available to offset a unitholder’s other trade or business income plus an amount of non-trade or business income equal to the applicable threshold amount. Thus, except to the extent of the threshold amount, our losses that are not otherwise limited may not offset a unitholder’s non-trade or business income (such as salaries, fees, interest, dividends and capital gains). This excess business loss limitation will be applied after the passive activity loss limitation.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferees but were not withheld. Because the “amount realized” includes a partner’s share of the partnership’s liabilities, 10% of the amount realized could exceed the total cash purchase price for the common units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner “amount realized” does not include a partner’s share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form.

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

Available Information

We make available, free of charge on our Internet website at http://www.plainsallamerican.com, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our website includes a significant amount of information about us, including financial and other information that could be deemed material to investors. Investors and others are encouraged to review such information. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K or any of our other filings with the SEC.

Item 1A.  Risk Factors

Risks Related to Our Business

Our profitability depends on the volume of crude oil, natural gas and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our facilities, which can be negatively impacted by a variety of factors outside of our control.

Our profitability could be materially impacted by a decline in the volume of crude oil, natural gas and NGL transported, gathered, stored or processed at or through our facilities. A material decrease in crude oil or natural gas production or crude oil refining, as a result of depressed commodity prices, natural decline rates attributable to crude oil and natural gas reservoirs, a decrease in exploration and development activities, supply disruptions, economic conditions, reduced demand, governmental or regulatory action or otherwise, could result in a decline in the volume of crude oil, natural gas or NGL handled by our facilities.

Drilling activity, crude oil production and benchmark crude oil prices can fluctuate significantly over time. If producers reduce drilling activity in response to future declines in benchmark crude oil prices, reduced capital market access, increased capital raising costs for producers or adverse governmental or regulatory action, it could adversely impact production. In turn, such developments could lead to reduced throughput on our pipelines and at our other facilities, which, depending on the level of production declines, could have a material adverse effect on our business.

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

We face competition in all aspects of our business and can give no assurances that we will be able to compete effectively against our competitors.  In general, competition comes from a wide variety of participants in a wide variety of contexts, including new entrants and existing participants and in connection with day-to-day business, expansion capital projects, acquisitions and joint venture activities. Some of our competitors have capital resources many times greater than ours or control greater supplies of crude oil, natural gas or NGL.

A significant driver of competition in some of the markets where we operate (including, for example, the Eagle Ford, Permian Basin, and Rockies/Bakken areas) stems from the rapid development of new midstream energy infrastructure capacity that was driven by the combination of (i) significant increases in oil and gas production and development in the applicable production areas, both actual and anticipated, (ii) relatively low barriers to entry and (iii) generally widespread access to relatively low cost capital. While this environment presented opportunities for us, many of these areas have become, or in the future may become, overbuilt, resulting in an excess of midstream energy infrastructure capacity. For example, several new pipeline projects have been placed in service or are currently under construction, and such projects have resulted in, and may contribute to future, excess takeaway capacity in certain areas where we operate. In addition, as an established participant in some markets, we also face competition from aggressive new entrants to the market who are willing to provide services at a lower rate of return in order to establish relationships and gain a foothold in the market. In addition, our Supply and Logistics segment is a customer of our Transportation and Facilities segments (See Note 21 to our Consolidated Financial Statements for a discussion of our operating segments). Competition that impacts our Supply and Logistics activities could result in a reduction in the use of our Transportation and Facilities assets by our Supply and Logistics segment. All of these competitive effects put downward pressure on our throughput and margins and, together with other adverse competitive effects, could have a significant adverse impact on our financial position, cash flows and ability to pay or increase distributions to our unitholders.

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

Supply and demand for crude oil and other hydrocarbon products we handle is dependent upon a variety of factors, including price, current and future economic conditions, fuel conservation measures, alternative fuel adoption, governmental regulation, including climate change regulations, and technological advances in fuel economy and energy generation devices. For example, the adoption of legislation or regulatory programs to reduce emissions of greenhouse gases could increase the cost of consuming crude oil and other hydrocarbon products, thereby causing a reduction in the demand for such products. Given that crude oil and petroleum products are global commodities, demand can also be significantly influenced by developments in other countries and markets, particularly in key consumption markets like China. For example, the recent coronavirus outbreak in China resulted in a meaningful drop in the demand for crude oil and petroleum products. Ultimately, this can lead to a reduction in demand for the services we provide. Demand also depends on the ability and willingness of shippers having access to our transportation assets to satisfy their demand by deliveries through those assets. The supply of crude oil depends on a variety of global political and economic factors, including the reliance of foreign governments on petroleum revenues. Excess global supply of crude oil may negatively impact our operating results by decreasing the price of crude oil and making production and transportation less profitable in areas we service.

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

A natural disaster, catastrophe, terrorist attack (including eco-terrorist attacks), process safety failure or other event, including pipeline or facility accidents and cyber or other attacks on our electronic and computer systems, could interrupt our operations and/or result in severe personal injury, property damage and environmental damage, which could have a material adverse effect on our financial position, results of operations and cash flows.

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

Our information technology infrastructure is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Potential risks to our IT systems include unauthorized attempts to extract business sensitive, confidential or personal information, denial of access extortion, corruption of information or disruption of business processes, or by inadvertent or intentional actions by our employees or vendors. Breaches in our information technology infrastructure or physical facilities, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, remediation costs, potential liability, regulatory enforcement, violation of privacy or securities laws and regulations or the loss of contracts, any of which could have a material adverse effect on our operations, financial position and results of operations.

We self-insure and thus do not carry insurance specifically for cybersecurity events; however, certain of our insurance policies may allow for coverage of associated damages resulting from such events. If we were to incur a significant liability for which we were not fully insured, or if we incurred costs in excess of reserves established for uninsured or self-insured risks, it could have a material adverse effect on our financial position, results of operations and cash flows.

We may face opposition to the development or operation of our pipelines and facilities from various groups and our business may be subject to societal and political pressures.

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

Our business plans are based upon the assumption that societal sentiment will continue to enable, and existing regulations will stay intact, for the future development, transportation and use of carbon-based fuels. Policy decisions relating to the production, refining, transportation and marketing of carbon-based fuels are subject to political pressures, the media’s negative portrayal of the industry in which we operate and the influence and protests of environmental and other special interest groups. Such negative sentiment regarding the fossil fuel industry could influence consumer preferences and government or regulatory actions, which could, in turn, have an adverse impact on our business.

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

We may not be able to fully implement or realize expected returns or other anticipated benefits associated with planned growth projects.

We have a number of organic growth projects that involve the construction of new midstream energy infrastructure assets or the expansion or modification of existing assets. Many of these projects involve numerous regulatory, environmental, commercial, economic, weather-related, political and legal uncertainties that are beyond our control, including the following:

•As these projects are undertaken, required approvals, permits and licenses may not be obtained, may be delayed, may be obtained with conditions that materially alter the expected return associated with the underlying projects or may be granted and then subsequently withdrawn;
•We may face opposition to our planned growth projects from environmental groups, landowners, local groups and other advocates, including lawsuits or other actions designed to disrupt or delay our planned projects;
•We may not be able to obtain, or we may be significantly delayed in obtaining, all of the rights of way or other real property interests we need to complete such projects, or the costs we incur in order to obtain such rights of way or other interests may be greater than we anticipated;
•Despite the fact that we will expend significant amounts of capital during the construction phase of these projects, revenues associated with these organic growth projects will not materialize until the projects have been completed and placed into commercial service, and the amount of revenue generated from these projects could be significantly lower than anticipated for a variety of reasons;
•We may construct pipelines, facilities or other assets in anticipation of market demand that dissipates or market growth that never materializes;
•Due to unavailability or costs of materials, supplies, power, labor or equipment, including increased costs associated with any import duties or requirements to source certain supplies or materials from U.S. suppliers or manufacturers, the cost of completing these projects could turn out to be significantly higher than we budgeted and the time it takes to complete construction of these projects and place them into commercial service could be significantly longer than planned; and
•The completion or success of our projects may depend on the completion or success of third-party facilities over which we have no control.

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

Our business is dependent on our ability to maintain an attractive credit rating and continue to receive open credit from our suppliers and trade counterparties. Our senior unsecured debt is currently rated as “investment grade” by Standard & Poor’s and Fitch Ratings Inc. In August 2017, Moody’s Investors Service downgraded its rating of our senior unsecured debt to a level below investment grade. A further downgrade by Standard & Poor’s or Fitch Ratings, Inc. to a level below our current ratings levels assigned by such rating agencies could increase our borrowing costs, reduce our borrowing capacity and cause our counterparties to reduce the amount of open credit we receive from them. This could negatively impact our ability to capitalize on market opportunities. For example, our ability to utilize our crude oil storage capacity for merchant activities to capture contango market opportunities is dependent upon having adequate credit facilities, both in terms of the total amount of credit facilities and the cost of such credit facilities, which enables us to finance the storage of the crude oil from the time we complete the purchase of the crude oil until the time we complete the sale of the crude oil. Loss of our remaining investment grade credit ratings could also adversely impact our cash flows, our ability to make distributions at our current levels and the value of our outstanding equity and debt securities.

Acquisitions, divestitures and joint ventures involve risks that may adversely affect our business.

Any acquisition involves potential risks, including:

•performance from the acquired businesses or assets that is below the forecasts we used in evaluating the acquisition;
•a significant increase in our indebtedness and working capital requirements;
•the inability to timely and effectively integrate the operations of recently acquired businesses or assets;
•the incurrence of substantial unforeseen environmental and other liabilities arising out of the acquired businesses or assets for which we are either not fully insured or indemnified, including liabilities arising from the operation of the acquired businesses or assets prior to our acquisition;
•risks associated with operating in lines of business that are distinct and separate from our historical operations;
•customer or key employee loss from the acquired businesses; and
•the diversion of management’s attention from other business concerns.

Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows from our acquisitions, realize other anticipated benefits and our ability to pay distributions to our partners or meet our debt service requirements.

Our ability to execute our growth strategy is in part dependent on our ability to raise capital through strategic divestitures or sales of interests to strategic partners. If we are unable to successfully complete planned divestitures, we may be unable to fund our capital needs or we may have to raise additional funding in the capital markets. In addition, in connection with our divestitures, we may agree to retain responsibility for certain liabilities that relate to our period of ownership, which could adversely impact our future financial performance.

We are also involved in many strategic joint ventures and other joint ownership arrangements. We may not always be in complete alignment with our joint venture or joint owner counterparties; we may have differing strategic or commercial objectives or we may disagree on governance matters with respect to the joint venture entity or the jointly owned assets. When we enter into joint ventures or joint ownership arrangements we may be subject to the risk that our counterparties do not fund their obligations. In some joint ventures and joint ownership arrangements we may not be responsible for construction or operation of such projects and will rely on our joint venture or joint owner counterparties for such services. Joint ventures and joint ownership arrangements may also require us to expend additional internal resources that could otherwise be directed to other projects. If we are unable to successfully execute and manage our existing and proposed joint venture and joint owner projects, it could adversely impact our financial and operating results.

The implementation of our strategy requires access to new capital. Tightened capital markets or other factors that increase our cost of capital could impair our ability to grow.

We continuously consider potential acquisitions and opportunities for expansion capital projects. Acquisition transactions can be effected quickly, may occur at any time and may be significant in size relative to our existing assets and operations. Our ability to fund our capital projects and make acquisitions depends on whether we can access the necessary financing to fund these activities. Any limitations on our access to capital or increase in the cost of that capital could significantly impair the implementation of our strategy. Our ability to maintain our targeted credit profile, including maintaining our credit ratings, could affect our cost of capital as well as our ability to execute our strategy. In addition, a variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets.

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

We currently devote substantial resources to comply with DOT-mandated pipeline integrity rules. The DOT regulations include requirements for the establishment of pipeline integrity management programs and for protection of “high consequence areas” where a pipeline leak or rupture could produce significant adverse consequences. Pipeline safety regulations are revised frequently. For example, in October 2019, PHMSA published three final rules that create or expand reporting, inspection, maintenance, and other pipeline safety obligations. We are in the process of assessing the impact of these rules on our future costs of operations and revenue from operations. PHMSA is working on two additional rules related to gas pipeline safety that are expected to modify pipeline repair criteria and extend regulatory safety requirements to certain gathering lines in rural areas. These additional rulemakings are expected to be effective by mid-2020. The adoption of new regulations requiring more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant.

Although we continue to focus on pipeline and facility integrity management as a primary operational emphasis, doing so requires substantial time and resources and cannot eliminate all risk of releases. We have an internal review process pursuant to which we examine various aspects of our pipeline and gathering systems that are not currently subject to the DOT pipeline integrity management mandate. The purpose of this process is to review the surrounding environment, condition and operating history of these pipeline and gathering assets to determine if such assets warrant additional investment or replacement. Accordingly, in addition to potential cost increases related to unanticipated regulatory changes or injunctive remedies resulting from regulatory agency enforcement actions, we may elect (as a result of our own internal initiatives) to spend substantial sums to enhance the integrity of and upgrade our pipeline systems to maintain environmental compliance and, in some cases, we may take pipelines out of service if we believe the cost of upgrades will exceed the value of the pipelines. We cannot provide any assurance as to the ultimate amount or timing of future pipeline integrity expenditures but any such expenditures could be significant. See “Environmental — General” in Note 19 to our Consolidated Financial Statements. In addition, despite our pipeline and facility integrity management efforts, we can provide no assurance that our pipelines and facilities will not experience leaks or releases or that we will be able to fully comply with all of the federal, state and local laws and regulations applicable to the operation of our pipelines or facilities; any such leaks or releases could be material and could have a significant adverse impact on our reputation, financial position, cash flows and ability to pay or increase distributions to our unitholders.

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

Our Canadian pipelines are subject to regulation by the CER and by provincial authorities. Under the Canadian Energy Regulator Act, the CER could investigate the tariff rates or the terms and conditions of service relating to a jurisdictional pipeline on its own initiative upon the filing of a toll or tariff application, or upon the filing of a written complaint. If the CER found the rates or terms of service relating to such pipeline to be unjust or unreasonable or unjustly discriminatory, the CER could require us to change our rates, provide access to other shippers, or change our terms of service. A provincial authority could, on the application of a shipper or other interested party, investigate the tariff rates or our terms and conditions of service relating to our provincially-regulated proprietary pipelines. If it found our rates or terms of service to be contrary to statutory requirements, it could impose conditions it considers appropriate. A provincial authority could declare a pipeline to be a common carrier pipeline, and require us to change our rates, provide access to other shippers, or otherwise alter our terms of service. Any reduction in our tariff rates would result in lower revenue and cash flows.

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

In January 2020, the CFTC proposed new rules that would place limits on positions in certain core futures and equivalent swaps contracts for, or linked to, certain physical commodities, subject to exceptions for certain bona fide hedging transactions. As these new position limit rules are not yet final, the impact of those provisions on us is uncertain at this time.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from unconventional geological formations. Recent advances in hydraulic fracturing techniques have resulted in significant increases in crude oil and natural gas production in many basins in the United States and Canada. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production, and it is typically regulated by state and provincial oil and gas commissions.  We do not perform hydraulic fracturing, but many of the producers using our pipelines do. Hydraulic fracturing has been subject to increased scrutiny and there have been a variety of legislative and regulatory proposals to prohibit, restrict, or more closely regulate various forms of hydraulic fracturing. Any legislation or regulatory initiatives that curtail hydraulic fracturing or otherwise limit producers’ ability to drill or complete wells could reduce the production of crude oil and natural gas in the United States or Canada, and could thereby reduce demand for our transportation, terminalling and storage services as well as our supply and logistics services.

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

Moreover, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain sources of capital restricting or eliminating their investment in oil and natural gas activities. Additionally, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or restrict more carbon-intensive activities. Separately, activists may also pursue other means of curtailing oil and gas operations, such as through litigation. While we cannot predict the outcomes of such activities, they could make it more difficult for operators to engage in exploration and production activities, ultimately reducing demand for our services. Finally, many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events; if any such effects were to occur, they have the potential to cause physical damage to our assets and thus could have an adverse effect on our financial condition and operations.

We may in the future encounter increased costs related to, and lack of availability of, insurance.

Over the last several years, as the scale and scope of our business activities has expanded, the breadth and depth of available insurance markets has contracted. As a result of these factors and other market conditions, as well as the fact that we have experienced several incidents over the last several years, premiums and deductibles for certain insurance policies have increased substantially. Accordingly, we can give no assurance that we will be able to maintain adequate insurance in the future at rates or on other terms we consider commercially reasonable. In addition, although we believe that we currently maintain adequate insurance coverage, insurance will not cover many types of interruptions or events that might occur and will not cover all risks associated with our operations. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. The occurrence of a significant event, the consequences of which are either not covered by insurance or not fully insured, or a significant delay in the payment of a major insurance claim, could materially and adversely affect our financial position, results of operations and cash flows.

The terms of our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities. In addition, our future debt level may limit our future financial and operating flexibility.

As of December 31, 2019, the face value of our consolidated debt outstanding was approximately $9.75 billion, consisting of approximately $9.2 billion face value of long-term debt (including senior notes, term loan borrowings and finance lease obligations) and approximately $0.5 billion of short-term borrowings. As of December 31, 2019, we had approximately $2.5 billion of liquidity available, including cash and cash equivalents and available borrowing capacity under our senior unsecured revolving credit facility and our senior secured hedged inventory facility, subject to continued covenant compliance. Lower Adjusted EBITDA could increase our leverage ratios and effectively reduce our ability to incur additional indebtedness.

The amount of our current or future indebtedness could have significant effects on our operations, including, among other things:

•a significant portion of our cash flow will be dedicated to the payment of principal and interest on our indebtedness and may not be available for other purposes, including the payment of distributions on our units and capital expenditures;
•credit rating agencies may view our debt level negatively;

•covenants contained in our existing debt arrangements will require us to continue to meet financial tests that may adversely affect our flexibility in planning for and reacting to changes in our business;
•our ability to obtain additional financing for working capital, capital expenditures, acquisitions and general partnership purposes may be limited;
•we may be at a competitive disadvantage relative to similar companies that have less debt; and
•we may be more vulnerable to adverse economic and industry conditions as a result of our significant debt level.

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

As of December 31, 2019, the face value of our consolidated debt was approximately $9.75 billion, of which approximately $9.1 billion was at fixed interest rates and approximately $0.6 billion was at variable interest rates. We are exposed to market risk due to the short-term nature of our commercial paper borrowings and the floating interest rates on our credit facilities. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels. Additionally, increases in interest rates could adversely affect our Supply and Logistics segment results by increasing interest costs associated with the storage of hedged crude oil and NGL inventory. Further, the trading price of our common units may be sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

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

At December 31, 2019, we had approximately $15.4 billion of net property and equipment, $981 million of linefill and base gas, $2.5 billion of goodwill, $3.7 billion of investments accounted for under the equity method of accounting and $707 million of net intangible assets capitalized on our balance sheet. GAAP requires an assessment for impairment on an annual basis or in certain circumstances, including when there is an indication that the carrying value of property and equipment may not be recoverable or a determination that it is more likely than not that a reporting unit’s carrying value is in excess of the reporting unit’s fair value. If we were to determine that any of our property and equipment, linefill and base gas, goodwill, intangibles or equity method investments was impaired, we could be required to take an immediate charge to earnings, which could adversely impact our operating results, with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt-to-total capitalization. See Note 6 to our Consolidated Financial Statements for additional information regarding impairments.

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

Various operational and commercial factors could result in an inability on our part to satisfy our contractual commitments and obligations. For example, in connection with our provision of firm storage services and hub services to our natural gas storage customers, we enter into contracts that obligate us to honor our customers’ requests to inject gas into our storage facilities, withdraw gas from our facilities and wheel gas through our facilities, in each case subject to volume, timing and other limitations set forth in such contracts. The following factors could adversely impact our ability to perform our obligations under these contracts:

•a failure on the part of our storage facilities to perform as we expect them to, whether due to malfunction of equipment or facilities or realization of other operational risks;
•the operating pressure of our storage facilities (affected in varying degree, depending on the type of storage cavern, by total volume of working and base gas, and temperature);
•a variety of commercial decisions we make from time to time in connection with the management and operation of our storage facilities. Examples include, without limitation, decisions with respect to matters such as (i) the aggregate amount of commitments we are willing to make with respect to wheeling, injection, and withdrawal services, which could exceed our capabilities at any given time for various reasons, (ii) the timing of scheduled and unplanned maintenance or repairs, which can impact equipment availability and capacity, (iii) the schedule for and rate at which we conduct opportunistic leaching activities at our facilities in connection with the expansion of existing salt caverns, which can impact the amount of storage capacity we have available to satisfy our customers’ requests, (iv) the timing and aggregate volume of any base gas park and/or loan transactions we consummate, which can directly affect the operating pressure of our storage facilities and (v) the amount of compression capacity and other gas handling equipment that we install at our facilities to support gas wheeling, injection and withdrawal activities; and
•adverse operating conditions due to hurricanes, extreme weather events or conditions, and operational problems or issues with third-party pipelines, storage or production facilities.

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

Our Series A preferred units and Series B preferred units (together, our “preferred units”) rank senior to all of our other classes or series of equity securities with respect to distribution rights and rights upon liquidation. These preferences could adversely affect the market price for our common units, or could make it more difficult for us to sell our common units in the future.

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

Our general partner manages and operates the Partnership. If unitholders are dissatisfied with the performance of our general partner, they currently have little practical ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least 66 2/3% of our outstanding units (including units held by our general partner or its affiliates). Because AAP owns approximately 34% of our outstanding common units and the owners of our general partner, along with directors and executive officers and their affiliates, own a significant percentage of our outstanding common units, the removal of our general partner would be difficult without the consent of both our general partner and its affiliates.

In addition, the following provisions of our partnership agreement may discourage a person or group from attempting to remove our general partner or otherwise change our management:

•generally, if a person acquires 20% or more of any class of units then outstanding other than from our general partner or its affiliates, the units owned by such person cannot be voted on any matter, except that such shares constituting up to 19.9% of the total shares outstanding may be voted in the election of PAGP GP directors;

•the PAGP GP Board is composed of three classes of directors, which limits our unitholders’ ability to make significant changes to the board in any given year; and
•limitations upon the ability of unitholders to call meetings or to acquire information about our operations, as well as other limitations upon the unitholders’ ability to influence the manner or direction of management.

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

Our general partner may cause us to issue an unlimited number of common units without unitholder approval (subject to applicable NYSE rules). We may also issue at any time an unlimited number of equity securities ranking junior or senior to the common units without unitholder approval (subject to applicable NYSE rules). The issuance of additional common units or other equity securities of equal or senior rank may have the following effects:

•an existing unitholder’s proportionate ownership interest in the Partnership will decrease;
•the amount of cash available for distribution on each unit may decrease;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of the common units may decline.

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

These conflicts may include the following:

•under our partnership agreement, we reimburse the general partner for the costs of managing and for operating the partnership;
•the amount of cash expenditures, borrowings and reserves in any quarter may affect available cash to pay quarterly distributions to unitholders;
•the general partner tries to avoid being liable for partnership obligations. The general partner is permitted to protect its assets in this manner by our partnership agreement. Under our partnership agreement the general partner would not breach its fiduciary duty by avoiding liability for partnership obligations even if we can obtain more favorable terms without limiting the general partner’s liability; under our partnership agreement, the general partner may pay its affiliates for any services rendered on terms fair and reasonable to us. The general partner may also enter into additional contracts with any of its affiliates on behalf of us. Agreements or contracts between us and our general partner (and its affiliates) are not necessarily the result of arms length negotiations; and
•the general partner would not breach our partnership agreement by exercising its call rights to purchase limited partnership interests or by assigning its call rights to one of its affiliates or to us.

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

Our leverage is significant in relation to our partners’ capital. At December 31, 2019, the face value of our total outstanding long-term debt was approximately $9.2 billion, and the face value of our total outstanding short-term debt was approximately $0.5 billion. We will be prohibited from making cash distributions during an event of default under any of our indebtedness. Various limitations in our credit facilities and other debt instruments may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

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

Unlike a corporation, our partnership agreement requires us to distribute, on a quarterly basis, 100% of our available cash to our unitholders of record. Available cash is generally all of our cash receipts adjusted for cash distributions and net changes to reserves. Our general partner will determine the amount and timing of such distributions and has broad discretion to establish and make additions to our reserves or the reserves of our operating partnerships in amounts the general partner determines in its reasonable discretion to be necessary or appropriate:

•to provide for the proper conduct of our business and the businesses of our operating partnerships (including reserves for future capital expenditures and for our anticipated future credit needs);
•to comply with applicable law or any loan agreement, security agreement, mortgage, debt instrument or other agreement or obligation;
•to provide funds to make payments on the preferred units; or
•to provide funds for distributions to our common unitholders for any one or more of the next four calendar quarters.
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

In addition, several states have been evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. For example, we are subject to entity-level tax on the portion of our income apportioned to Texas. Imposition of any similar taxes or additional federal or foreign taxes on us will reduce the cash available for distribution to our unitholders.

The tax treatment of publicly traded partnerships or an investment in our units could be subject to potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis.

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. From time to time, members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including a prior legislative proposal that would have eliminated the qualifying income exception to the treatment of all publicly-traded partnerships as corporations upon which we rely for our treatment as a partnership for U.S. federal income tax purposes. For example, the “Clean Energy for America Act,” which is similar to legislation that was commonly proposed during the Obama Administration, was introduced in the Senate on May 2, 2019. If enacted, this proposal would, among other things, repeal the qualifying income exception within Section 7704(d)(1)(E) of the Code upon which we rely for our status as a partnership for U.S. federal income tax purposes.

In addition, the Treasury Department has issued, and in the future may issue, regulations interpreting those laws that affect publicly traded partnerships. There can be no assurance that there will not be further changes to U.S. federal income tax laws or the Treasury Department’s interpretation of the qualifying income rules in a manner that could impact our ability to qualify as a partnership in the future.

Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our common units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our common units.

If the IRS makes audit adjustments to our income tax returns for tax years beginning after December 31, 2017, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, for tax years beginning after December 31, 2017, if the IRS makes audit adjustments to our income tax returns, it (and some states) may assess and collect any taxes (including any applicable penalties and interest) resulting from such audit adjustments directly from us. To the extent possible under these rules, our general partner may elect to either pay the taxes (including any applicable penalties and interest) directly to the IRS or, if we are eligible, issue a revised information statement to each unitholder and former unitholder with respect to an audited and adjusted return. Although our general partner may elect to have our unitholders and former unitholders take such audit adjustment into account and pay any resulting taxes (including applicable penalties or interest) in accordance with their interests in us during the tax year under audit, there can be no assurance that such election will be practical, permissible or effective in all circumstances. As a result, our current unitholders may bear some or all of the tax liability resulting from such audit adjustment, even if such unitholders did not own units in us during the tax year under audit. If, as a result of any such audit adjustment, we are required to make payments of taxes, penalties and interest, our cash available for distribution to our unitholders might be substantially reduced. These rules are not applicable for tax years beginning on or prior to December 31, 2017.

If the IRS or Canada Revenue Agency (“CRA”) contests the federal income tax positions or inter-country allocations we take, the market for our common units may be adversely impacted and the cost of any IRS or CRA contest or incremental taxes paid will reduce our cash available for distribution or debt service.

The IRS has made no determination as to our status as a partnership for federal income tax purposes or as to any other matter affecting us. The IRS or CRA may adopt positions that differ from the positions we take or challenge the inter-country allocations we make. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take. A court may not agree with some or all of the positions we take. Any contest with the IRS or CRA may materially and adversely impact the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS or CRA and any incremental taxes required to be paid will be borne indirectly by our unitholders and our general partner because the costs will reduce our cash available for distribution or debt service. See Note 15 for additional information regarding CRA challenge of intercompany transactions.

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

If a unitholder sells common units, the unitholder will recognize gain or loss equal to the difference between the amount realized and that unitholder’s tax basis in those common units. Because distributions in excess of a unitholder’s allocable share of our net taxable income decrease such unitholder’s tax basis in its common units, the amount, if any, of such prior excess distributions with respect to the units a unitholder sells will, in effect, become taxable income to a unitholder if it sells such units at a price greater than its tax basis in those units, even if the price such unitholder receives is less than its original cost. In addition, because the amount realized includes a unitholder’s share of our nonrecourse liabilities, if a unitholder sells its units, a unitholder may incur a tax liability in excess of the amount of cash received from the sale.

A substantial portion of the amount realized from a unitholder’s sale of our units, whether or not representing gain, may be taxed as ordinary income to such unitholder due to potential recapture items, including depreciation recapture. Thus, a unitholder may recognize both ordinary income and capital loss from the sale of units if the amount realized on a sale of such units is less than such unitholder’s adjusted basis in the units. Net capital loss may only offset capital gains and, in the case of individuals, up to $3,000 of ordinary income per year. In the taxable period in which a unitholder sells its units, such unitholder may recognize ordinary income from our allocations of income and gain to such unitholder prior to the sale and from recapture items that generally cannot be offset by any capital loss recognized upon the sale of units.

Unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory. If our “business interest” is subject to limitation under these rules, our unitholders will be limited in their ability to deduct their share of any interest expense that has been allocated to them. As a result, unitholders may be subject to limitation on their ability to deduct interest expense incurred by us.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person, and we are required to deduct and withhold from the transferee amounts that should have been withheld by the transferees but were not withheld. Because the “amount realized” includes a partner’s share of the partnership’s liabilities, 10% of the amount realized could exceed the total cash purchase price for the units. However, pending the issuance of final regulations, the IRS has suspended the application of this withholding rule to transfers of publicly traded interests in publicly traded partnerships. If recently promulgated regulations are finalized as proposed, such regulations would provide, with respect to transfers of publicly traded interests in publicly traded partnerships effected through a broker, that the obligation to withhold is imposed on the transferor’s broker and that a partner’s “amount realized” does not include a partner’s share of a publicly traded partnership’s liabilities for purposes of determining the amount subject to withholding. However, it is not clear when such regulations will be finalized and if they will be finalized in their current form. Non-U.S. unitholders should consult a tax advisor before investing in our common units.

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

Tax Risks to Series B Preferred Unitholders

Treatment of income attributable to distributions on our Series B Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of our Series B Preferred Units than the holders of our common units and such income is not eligible for the 20% deduction for qualified publicly traded partnership income.

The tax treatment of distributions on our Series B Preferred Units is uncertain. We will treat the holders of Series B Preferred Units as partners for tax purposes and will treat distributions on the Series B Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of Series B Preferred Units as ordinary income. A holder of our Series B Preferred Units could recognize taxable income from the accrual of such income even in the absence of a contemporaneous cash distribution. We anticipate accruing and making the guaranteed payment distributions semi-annually on May 15th and November 15th through November 15th, 2022, commencing November 15, 2017, and after November 15, 2022 quarterly on February 15th, May 15th, August 15th and November 15th. Because the guaranteed payment for each unit must accrue as income to a holder during the taxable year of the accrual, the guaranteed payment attributable to the period beginning November 15th and ending December 31st will accrue to the holder of record of a Series B Preferred Unit on December 31st for such period. If you are a taxpayer reporting your income using the accrual method, or using a taxable year other than the calendar year, you should consult your tax advisor with respect to the consequences of our guaranteed payment distribution accrual and reporting convention. Otherwise, the holders of Series B Preferred Units are generally not anticipated to share in the partnership’s items of income, gain, loss or deduction, except to the extent necessary to (i) achieve parity with the Series A Preferred Units or (ii) provide, to the extent possible, the Series B Preferred Units with the benefit of the liquidation preference. The Partnership will not allocate any share of our nonrecourse liabilities to the holders of Series B Preferred Units. If the Series B Preferred Units were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to the holders of Series B Preferred Units.

Although we expect that a substantial portion of the income we earn will be eligible for the 20% deduction for qualified publicly traded partnership income, recently issued final Treasury Regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified business income. As a result, income attributable to a guaranteed payment for use of capital recognized by holders of our Series B Preferred Units is not eligible for the 20% deduction for qualified business income.

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

Item 1B.  Unresolved Staff Comments

None.

Item 3.  Legal Proceedings

The information required by this item is included in Note 19 to our Consolidated Financial Statements, and is incorporated herein by reference thereto.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Distributions

Our common units are listed and traded on the New York Stock Exchange under the symbol “PAA.”  As of February 12, 2020, there were 728,050,904 common units outstanding and approximately 108,000 record holders and beneficial owners (held in street name).

The following table presents cash distributions per common unit pertaining to the quarter presented, which were declared and paid in the following calendar quarter (see the “Cash Distribution Policy” section below for a discussion of our policy regarding distribution payments):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2019	$0.36	$0.36	$0.36	$0.36
2018	$0.30	$0.30	$0.30	$0.30

Our common units are also used as a form of compensation to our employees and PAGP GP directors. See Note 18 to our Consolidated Financial Statements for additional information regarding our equity-indexed compensation plans.

Performance Graph

The following graph compares the total unitholder return performance of our common units with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the Alerian MLP Index. The Alerian MLP Index is a composite of the most prominent energy master limited partnerships that provides investors with a comprehensive benchmark for this asset class. The graph assumes that $100 was invested in our common units and each comparison index beginning on December 31, 2014 and that all distributions were reinvested on a quarterly basis.

	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019
PAA	$100.00	$48.08	$74.92	$51.44	$52.65	$51.45
S&P 500	$100.00	$101.38	$113.51	$138.29	$132.23	$173.86
Alerian MLP Index	$100.00	$67.41	$79.75	$74.55	$65.29	$69.57

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

None.

Issuer Purchases of Equity Securities

None.

Cash Distribution Policy

In accordance with our partnership agreement, after making distributions to holders of our outstanding preferred units, we distribute the remainder of our available cash to our common unitholders of record within 45 days following the end of each quarter. Available cash is generally defined as, for any quarter ending prior to liquidation, all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the reasonable discretion of our general partner for future requirements to:

•provide for the proper conduct of our business and the business of our operating partnerships (including reserves for future capital expenditures and for our anticipated future credit needs);
•comply with applicable law or any loan agreement, security agreement, mortgage, debt instrument or other agreement or obligation; or
•provide funds for distributions to our Series A and Series B preferred unitholders or distributions to our common unitholders for any one or more of the next four calendar quarters.

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

Item 6.  Selected Financial Data

The historical financial information below was derived from our audited Consolidated Financial Statements as of December 31, 2019, 2018, 2017, 2016 and 2015 and for the years then ended. The selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements, including the notes thereto, in Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per unit data and volumes)
Statement of operations data:
Total revenues	$33,669	$34,055	$26,223	$20,182	$23,152
Operating income	$1,988	$2,277	$1,153	$994	$1,262
Net income	$2,180	$2,216	$858	$730	$906
Net income attributable to PAA	$2,171	$2,216	$856	$726	$903

Per unit data:
Basic net income per common unit	$2.70	$2.77	$0.96	$0.43	$0.78
Diluted net income per common unit	$2.65	$2.71	$0.95	$0.43	$0.77
Declared distributions per common unit (1)	$1.38	$1.20	$1.95	$2.65	$2.76

Balance sheet data (at end of period):
Property and equipment, net	$15,355	$14,787	$14,089	$13,872	$13,474
Total assets (2)	$28,677	$25,511	$25,351	$24,210	$22,288
Long-term debt	$9,187	$9,143	$9,183	$10,124	$10,375
Long-term operating lease liabilities (2)	$387	$—	$—	$—	$—
Total debt	$9,691	$9,209	$9,920	$11,839	$11,374
Partners’ capital	$13,195	$12,002	$10,958	$8,816	$7,939

Other data:
Net cash provided by operating activities	$2,504	$2,608	$2,499	$733	$1,358
Net cash used in investing activities	$(1,765)	$(813)	$(1,570)	$(1,273)	$(2,530)
Net cash provided by/(used in) financing activities	$(720)	$(1,757)	$(943)	$556	$800
Capital expenditures:
Acquisition capital	$50	$—	$1,323	$289	$105
Expansion capital	$1,340	$1,888	$1,135	$1,405	$2,170
Maintenance capital	$287	$252	$247	$186	$220

	Year Ended December 31,
	2019	2018	2017	2016	2015

Volumes (3) (4)
Transportation segment (average daily volumes in thousands of barrels per day):
Tariff activities	6,805	5,791	5,083	4,523	4,340
Trucking	88	98	103	114	113
Transportation segment total volumes	6,893	5,889	5,186	4,637	4,453

Facilities segment:
Liquids storage (average monthly capacity in millions of barrels) (5)	110	109	112	107	100
Natural gas storage (average monthly working capacity in billions of cubic feet)	63	66	82	97	97
NGL fractionation (average volumes in thousands of barrels per day)	144	131	126	115	103
Facilities segment total volumes (average monthly volumes in millions of barrels)	125	124	130	127	120

Supply and Logistics segment (average daily volumes in thousands of barrels per day):
Crude oil lease gathering purchases	1,162	1,054	945	894	943
NGL sales	207	255	274	259	223
Supply and Logistics segment total volumes	1,369	1,309	1,219	1,153	1,166

(1)Represents cash distributions declared and paid per unit during the year presented. See Note 12 to our Consolidated Financial Statements for further discussion regarding our distributions.
(2)On January 1, 2019, we adopted Accounting Standards Update 2016-02, Leases (Topic 842) using the optional transitional method. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Accounting Standards Codification Topic 840.
(3)Average volumes are calculated as the total volumes (attributable to our interest) for the year divided by the number of days or months in the year.
(4)Facilities segment total volumes is calculated as the sum of: (i) liquids storage capacity; (ii) natural gas storage working capacity divided by 6 to account for the 6:1 thousand cubic feet (“mcf”) of natural gas to crude British thermal unit (“Btu”) equivalent ratio and further divided by 1,000 to convert to monthly volumes in millions; and (iii) NGL fractionation volumes multiplied by the number of days in the year and divided by the number of months in the year.
(5)Includes volumes (attributable to our interest) from facilities owned by unconsolidated entities.

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

Our discussion and analysis includes the following:

•Executive Summary
•Acquisitions and Capital Projects
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
•Results of Operations
•Outlook
•Liquidity and Capital Resources

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

Overview of Operating Results, Capital Investments and Other Significant Activities

Net income for the year ended December 31, 2019 of $2.180 billion was relatively flat compared to net income of $2.216 billion recognized for the year ended December 31, 2018. The significant items impacting income for the comparative period included:

•Favorable results from our Supply and Logistics segment due to the realization of favorable crude oil differentials, primarily in the Permian Basin and Canada, and higher NGL margins;

•Favorable results from our Transportation segment, primarily from our pipelines in the Permian Basin region, driven by higher volumes from increased production and our recently completed capital expansion projects;

•A decrease in income tax expense primarily due to lower year-over-year income as impacted by fluctuations in the derivative mark-to-market valuations in our Canadian operations;

•A non-cash gain of $269 million recognized during the 2019 period related to a fair value adjustment resulting from the accounting for the contribution of our undivided joint interest in the Capline pipeline system for an equity interest in Capline Pipeline Company LLC compared to a gain of $200 million recognized in 2018 related to the sale of a portion of our interest in BridgeTex Pipeline Company LLC;

•The unfavorable impact of the mark-to-market of certain derivative instruments, resulting from gains recognized during the 2018 period compared to losses recognized in the 2019 period;

•The unfavorable impact of a net loss on asset sales and asset impairments of $28 million in 2019 compared to a net gain of $114 million in 2018; and

•Higher depreciation and amortization expense in 2019 primarily due to the additional depreciation expense associated with the completion of various capital expansion projects.

See further discussion of our operating results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below. See the “Outlook—Market Overview and Outlook” section below for a discussion of the market and our current outlook.

We invested approximately $1.3 billion in expansion capital during 2019, primarily related to projects under development in the Permian Basin. See the “—Acquisitions, Capital Projects and Divestitures” section below for additional information.

We also paid approximately $1.2 billion of cash distributions to our common unitholders and our Series A and B preferred unitholders during 2019.

Leverage Reduction Plan Completion and Financial Policy Update

In August 2017, we announced that we were implementing an action plan to strengthen our balance sheet, reduce leverage, enhance our distribution coverage, minimize new issuances of common equity and position the Partnership for future distribution growth. The action plan (“Leverage Reduction Plan”), which was endorsed by the PAGP GP Board, included our intent to achieve certain objectives. During 2017 and 2018, we made meaningful progress in executing our Leverage Reduction Plan and in April 2019, we announced our achievement of the remaining objectives. Concurrent with the completion of the Leverage Reduction Plan, we completed a review of our approach to our capital allocation process, targeted leverage metrics and distribution management policies. As part of the April 2019 announcement, we provided several updates regarding our financial policy, including the following actions:

•Lowering our targeted long-term debt to Adjusted EBITDA leverage ratio by 0.5x to a range of 3.0x to 3.5x;

•Establishing a long-term sustainable minimum annual distribution coverage level of 130% underpinned by predominantly fee-based cash flows; and

•Our adoption of an annual cycle for setting the common unit distribution level and intention to increase common unit distributions in the future contingent on achieving and maintaining targeted leverage and coverage ratios and subject to an annual review process.

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

Acquisitions, Capital Projects and Divestitures

Acquisitions and Capital Projects

We completed a number of acquisitions and capital projects in 2019, 2018 and 2017 that have impacted our results of operations. The following table summarizes our expenditures for acquisition capital, expansion capital and maintenance capital for such periods (in millions):

	Year Ended December 31,
	2019	2018	2017
Acquisition capital (1) (2)	$50	$—	$1,323
Expansion capital (1) (3)	1,340	1,888	1,135
Maintenance capital (3)	287	252	247
	$1,677	$2,140	$2,705

(1)Acquisitions of initial investments or additional interests in unconsolidated entities are included in “Acquisition capital.” Subsequent contributions to unconsolidated entities related to expansion projects of such entities are recognized in “Expansion capital.” We account for our investments in such entities under the equity method of accounting.
(2)Acquisition capital for 2017 primarily includes the Alpha Crude Connector Gathering System acquisition completed in February 2017. See Note 7 to our Consolidated Financial Statements for additional information on acquisitions.
(3)Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as “Expansion capital.” Capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as “Maintenance capital.”

Expansion Capital Projects

Our 2019 projects primarily included the construction and expansion of pipeline systems and storage and terminal facilities. The following table summarizes our 2019, 2018 and 2017 projects (in millions):

Projects	2019	2018	2017
Complementary Permian Basin Projects (1)	$503	$671	$217
Permian Basin Takeaway Pipeline Projects (1) (2)	440	880	59
Other Long-Haul Pipeline Projects (1)	92	3	15
Selected Facilities Projects (1) (3)	93	62	134
Diamond Pipeline	6	17	318
Other Projects	206	255	392
Total	$1,340	$1,888	$1,135

(1)These projects will continue into 2020. See “—Liquidity and Capital Resources—Acquisitions, Investments, Expansion Capital Expenditures and Divestitures —2020 Capital Projects.”
(2)Represents pipeline projects with takeaway capacity out of the Permian Basin, including (i) our 65% interest in the Cactus II Pipeline, (ii) our 16% interest in Wink to Webster Pipeline and (iii) our Sunrise expansion.
(3)Includes projects at our St. James, Fort Saskatchewan and Cushing terminals.

Our expansion capital programs consist of investments in midstream infrastructure projects that build upon our core assets and operations. For the years presented, substantially all of the expansion capital was invested in our fee-based Transportation and Facilities segments. The majority of this expansion capital consists of highly-contracted projects that complement our broader system capabilities and support the long-term needs of the upstream and downstream sectors of the industry value chain.

We currently expect to spend approximately $1.4 billion for expansion capital in 2020. See “—Liquidity and Capital Resources—Acquisitions, Investments, Expansion Capital Expenditures and Divestitures —2020 Capital Projects” and “Outlook—Market Overview and Outlook” for additional information.

Divestitures

We continually evaluate potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners. The following table summarizes the proceeds received for sales of such assets, which were previously reported in our Transportation and Facilities segments, during the years ended December 31, 2019, 2018 and 2017 (in millions):

	Year Ended December 31,
	2019	2018	2017
Proceeds from divestitures (1)	$205	$1,334	$1,083

(1)Includes proceeds from our formation of Red River Pipeline Company LLC in May 2019. See Note 12 to our Consolidated Financial Statements for additional information.

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

Impairment testing entails estimating future net cash flows relating to the business, based on management’s estimate of future revenues, future cash flows and market conditions including pricing, demand, competition, operating costs and other factors. Uncertainties associated with these estimates include changes in production decline rates, production interruptions, fluctuations in refinery capacity or product slates, economic obsolescence factors in the area and potential future sources of cash flow. In addition, changes in our weighted average cost of capital from our estimates could have a significant impact on fair value. We cannot provide assurance that actual amounts will not vary significantly from estimated amounts. Resolutions of these uncertainties have resulted, and in the future may result, in impairments that impact our results of operations and financial condition.

Fair Value of Derivatives. The fair value of a derivative at a particular period end does not reflect the end results of a particular transaction, and will most likely not reflect the gain or loss at the conclusion of a transaction. We reflect estimates for these items based on our internal records and information from third parties. We have commodity derivatives, interest rate derivatives and foreign currency derivatives that are accounted for as assets and liabilities at fair value on our Consolidated Balance Sheets. The valuations of our derivatives that are exchange traded are based on market prices on the applicable exchange on the last day of the period. For our derivatives that are not exchange traded, the estimates we use are based on indicative broker quotations or an internal valuation model. Our valuation models utilize market observable inputs such as price, volatility, correlation and other factors and may not be reflective of the price at which they can be settled due to the lack of a liquid market. Less than 1% of total annual revenues are based on estimates derived from internal valuation models.

We also have embedded derivatives that are recorded at fair value on our Consolidated Balance Sheets. These embedded derivatives are valued using models that contain inputs, some of which involve management judgment.
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

Equity-Indexed Compensation Plan Accruals.  We accrue compensation expense (referred to herein as equity-indexed compensation expense) for outstanding equity-indexed compensation awards. Under GAAP, we are required to estimate the fair value of our outstanding equity-indexed compensation awards and recognize that fair value as compensation expense over the service period. For equity-indexed compensation awards that contain a performance condition, the fair value of the award is recognized as equity-indexed compensation expense only if the attainment of the performance condition is considered probable. Uncertainties involved in this estimate include future levels of four quarter trailing distributable cash flow (“DCF”) per common unit (or in some instances, per common unit and common equivalent unit) and whether or not a performance condition will be attained. In addition, the common unit price at the end of each period (and at the time of vesting) will impact the amount of compensation expense recorded in each period for certain awards. We cannot provide assurance that the actual fair value of our equity-indexed compensation awards will not vary significantly from estimated amounts.

We recognized equity-indexed compensation expense of $34 million, $79 million and $41 million in 2019, 2018 and 2017, respectively, related to awards granted under our various equity-indexed compensation plans. A hypothetical variance of 5% in our aggregate estimate for the equity-indexed compensation expense would have an impact on our total costs and expenses of less than 1%. See Note 18 to our Consolidated Financial Statements for a discussion regarding our equity-indexed compensation plans.

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

We periodically evaluate property and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. Any evaluation is highly dependent on the underlying assumptions of related cash flows. We consider the fair value estimate used to calculate impairment of property and equipment a critical accounting estimate. In determining the existence of an impairment of carrying value, we make a number of subjective assumptions as to:

•whether there is an event or circumstance that may be indicative of an impairment;
•the grouping of assets;
•the intention of “holding”, “abandoning” or “selling” an asset;
•the forecast of undiscounted expected future cash flow over the asset’s estimated useful life; and
•if an impairment exists, the fair value of the asset or asset group.

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

Allowance for Doubtful Accounts.  We perform credit evaluations of our customers and grant credit based on past payment history, financial conditions and anticipated industry conditions. Customer payments are regularly monitored and a provision for doubtful accounts is established based on specific situations and overall industry conditions. Our history of bad debt losses has been minimal (less than $2 million in the aggregate over the years ended December 31, 2019, 2018 and 2017) and generally limited to specific customer circumstances; however, credit risks can change suddenly and without notice. See Note 2 to our Consolidated Financial Statements for additional discussion.

Inventory Valuations.  Inventory, including long-term inventory, primarily consists of crude oil and NGL and is valued at the lower of cost or net realizable value, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and use estimates and judgment when making any adjustments necessary to reduce the carrying value to net realizable value. Among the uncertainties that impact our estimates are the applicable quality and location differentials to include in our net realizable value analysis. Additionally, we estimate the upcoming liquidation timing of the inventory. Changes in assumptions made as to the timing of a sale can materially impact net realizable value. During the years ended December 31, 2019, 2018 and 2017, we recorded charges of $11 million, $8 million and $35 million, respectively, related to the valuation adjustment of our crude oil inventory due to declines in prices. See Note 5 to our Consolidated Financial Statements for further discussion regarding inventory.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for information regarding the effect of recent accounting pronouncements on our Consolidated Financial Statements.

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data):

				Variance
	Year Ended December 31,			2019-2018		2018-2017
	2019	2018	2017	$	%	$	%
Transportation Segment Adjusted EBITDA (1)	$1,722	$1,508	$1,287	$214	14%	$221	17%
Facilities Segment Adjusted EBITDA (1)	705	711	734	(6)	(1)%	(23)	(3)%
Supply and Logistics Segment Adjusted EBITDA (1)	803	462	60	341	74%	402	**
Adjustments:
Depreciation and amortization of unconsolidated entities	(62)	(56)	(45)	(6)	(11)%	(11)	(24)%
Selected items impacting comparability - Segment Adjusted EBITDA	(163)	433	33	(596)	**	400	**
Depreciation and amortization	(601)	(520)	(517)	(81)	(16)%	(3)	(1)%
Gains/(losses) on asset sales and asset impairments, net	(28)	114	(109)	(142)	(125)%	223	205%
Gain on investment in unconsolidated entities	271	200	—	71	36%	200	N/A
Interest expense, net	(425)	(431)	(510)	6	1%	79	15%
Other income/(expense), net	24	(7)	(31)	31	443%	24	77%
Income tax expense	(66)	(198)	(44)	132	67%	(154)	(350)%
Net income	2,180	2,216	858	(36)	(2)%	1,358	158%
Net income attributable to noncontrolling interests	(9)	—	(2)	(9)	N/A	2	100%
Net income attributable to PAA	$2,171	$2,216	$856	$(45)	(2)%	$1,360	159%

Basic net income per common unit	$2.70	$2.77	$0.96	$(0.07)	**	$1.81	**
Diluted net income per common unit	$2.65	$2.71	$0.95	$(0.06)	**	$1.76	**
Basic weighted average common units outstanding	727	726	717	1	**	9	**
Diluted weighted average common units outstanding	800	799	718	1	**	81	**

**  Indicates that variance as a percentage is not meaningful.
(1)Segment Adjusted EBITDA is the measure of segment performance that is utilized by our Chief Operating Decision Maker (“CODM”) to assess performance and allocate resources among our operating segments. This measure is adjusted for certain items, including those that our CODM believes impact comparability of results across periods. See Note 21 to our Consolidated Financial Statements for additional discussion of such adjustments.

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

Management believes that the presentation of such additional financial measures provides useful information to investors regarding our performance and results of operations because these measures, when used to supplement related GAAP financial measures, (i) provide additional information about our core operating performance and ability to fund distributions to our unitholders through cash generated by our operations, (ii) provide investors with the same financial analytical framework upon which management bases financial, operational, compensation and planning/budgeting decisions and (iii) present measures that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. These non-GAAP measures may exclude, for example, (i) charges for obligations that are expected to be settled with the issuance of equity instruments, (ii) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (iii) long-term inventory costing adjustments, (iv) items that are not indicative of our core operating results and business outlook and/or (v) other items that we believe should be excluded in understanding our core operating performance. These measures may further be adjusted to include amounts related to deficiencies associated with minimum volume commitments whereby we have billed the counterparties for their deficiency obligation and such amounts are recognized as deferred revenue in “Other current liabilities” in our Consolidated Financial Statements. Such amounts are presented net of applicable amounts subsequently recognized into revenue. We have defined all such items as “selected items impacting comparability.” We do not necessarily consider all of our selected items impacting comparability to be non-recurring, infrequent or unusual, but we believe that an understanding of these selected items impacting comparability is material to the evaluation of our operating results and prospects.

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

Our definition and calculation of certain non-GAAP financial measures may not be comparable to similarly-titled measures of other companies. Adjusted EBITDA and Implied DCF are reconciled to Net Income, the most directly comparable measure as reported in accordance with GAAP, and should be viewed in addition to, and not in lieu of, our Consolidated Financial Statements and accompanying notes.

The following table sets forth the reconciliation of these non-GAAP financial performance measures from Net Income (in millions):

				Variance
	Year Ended December 31,			2019-2018		2018-2017
	2019	2018	2017	$	%	$	%
Net income	$2,180	$2,216	$858	$(36)	(2)%	$1,358	158%
Add/(Subtract):
Interest expense, net	425	431	510	(6)	(1)%	(79)	(15)%
Income tax expense	66	198	44	(132)	(67)%	154	350%
Depreciation and amortization	601	520	517	81	16%	3	1%
(Gains)/losses on asset sales and asset impairments, net	28	(114)	109	142	125%	(223)	(205)%
Gain on investment in unconsolidated entities	(271)	(200)	—	(71)	(36)%	(200)	N/A
Depreciation and amortization of unconsolidated entities (1)	62	56	45	6	11%	11	24%
Selected Items Impacting Comparability:
(Gains)/losses from derivative activities net of inventory valuation adjustments (2)	160	(519)	(46)	679	**	(473)	**
Long-term inventory costing adjustments (3)	(20)	21	(24)	(41)	**	45	**
Deficiencies under minimum volume commitments, net (4)	(18)	7	2	(25)	**	5	**
Equity-indexed compensation expense (5)	17	55	23	(38)	**	32	**
Net (gain)/loss on foreign currency revaluation (6)	14	3	(26)	11	**	29	**
Line 901 incident (7)	10	—	32	10	**	(32)	**
Significant acquisition-related expenses (8)	—	—	6	—	**	(6)	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA	163	(433)	(33)	596	**	(400)	**
(Gains)/losses from derivative activities (2)	(2)	14	(13)	(16)	**	27	**
Net (gain)/loss on foreign currency revaluation (6)	(15)	(4)	5	(11)	**	(9)	**
Net loss on early repayment of senior notes (9)	—	—	40	—	**	(40)	**
Selected Items Impacting Comparability - Adjusted EBITDA (10)	146	(423)	(1)	569	**	(422)	**
Adjusted EBITDA (10)	$3,237	$2,684	$2,082	$553	21%	$602	29%
Interest expense, net of certain non-cash items (11)	(407)	(419)	(483)	12	3%	64	13%
Maintenance capital (12)	(287)	(252)	(247)	(35)	(14)%	(5)	(2)%
Current income tax expense	(112)	(66)	(28)	(46)	(70)%	(38)	(136)%
Adjusted equity earnings in unconsolidated entities, net of distributions (13)	(49)	1	(10)	(50)	**	11	**
Distributions to noncontrolling interests (14)	(6)	—	(2)	(6)	N/A	2	100%
Implied DCF	$2,376	$1,948	$1,312	$428	22%	$636	48%
Preferred unit distributions (15)	(198)	(161)	(5)
Implied DCF Available to Common Unitholders	$2,178	$1,787	$1,307
Common unit distributions (14)	(1,004)	(871)	(1,386)
Implied DCF Excess/(Shortage) (16)	$1,174	$916	$(79)

**  Indicates that variance as a percentage is not meaningful.

(1)Over the past several years, we have increased our participation in strategic pipeline joint ventures accounted for under the equity method of accounting. We exclude our proportionate share of the depreciation and amortization expense of, and gains and losses on significant asset sales by, such unconsolidated entities when reviewing Adjusted EBITDA, similar to our consolidated assets.
(2)We use derivative instruments for risk management purposes, and our related processes include specific identification of hedging instruments to an underlying hedged transaction. Although we identify an underlying transaction for each derivative instrument we enter into, there may not be an accounting hedge relationship between the instrument and the underlying transaction. In the course of evaluating our results of operations, we identify the earnings that were recognized during the period related to derivative instruments for which the identified underlying transaction does not occur in the current period and exclude the related gains and losses in determining Adjusted EBITDA. In addition, we exclude gains and losses on derivatives that are related to investing activities, such as the purchase of linefill. We also exclude the impact of corresponding inventory valuation adjustments, as applicable. See Note 13 to our Consolidated Financial Statements for a comprehensive discussion regarding our derivatives and risk management activities.
(3)We carry crude oil and NGL inventory that is comprised of minimum working inventory requirements in third-party assets and other working inventory that is needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future. Therefore, we classify this inventory as long-term on our balance sheet and do not hedge the inventory with derivative instruments (similar to linefill in our own assets). We treat the impact of changes in the average cost of the long-term inventory (that result from fluctuations in market prices) and writedowns of such inventory that result from price declines as a selected item impacting comparability. See Note 5 to our Consolidated Financial Statements for additional inventory disclosures.
(4)We have certain agreements that require counterparties to deliver, transport or throughput a minimum volume over an agreed upon period. Substantially all of such agreements were entered into with counterparties to economically support the return on our capital expenditure necessary to construct the related asset. Some of these agreements include make-up rights if the minimum volume is not met. We record a receivable from the counterparty in the period that services are provided or when the transaction occurs, including amounts for deficiency obligations from counterparties associated with minimum volume commitments. If a counterparty has a make-up right associated with a deficiency, we defer the revenue attributable to the counterparty’s make-up right and subsequently recognize the revenue at the earlier of when the deficiency volume is delivered or shipped, when the make-up right expires or when it is determined that the counterparty’s ability to utilize the make-up right is remote. We include the impact of amounts billed to counterparties for their deficiency obligation, net of applicable amounts subsequently recognized into revenue, as a selected item impacting comparability. We believe the inclusion of the contractually committed revenues associated with that period is meaningful to investors as the related asset has been constructed, is standing ready to provide the committed service and the fixed operating costs are included in the current period results.
(5)Our total equity-indexed compensation expense includes expense associated with awards that will or may be settled in units and awards that will or may be settled in cash. The awards that will or may be settled in units are included in our diluted net income per unit calculation when the applicable performance criteria have been met. We consider the compensation expense associated with these awards as a selected item impacting comparability as the dilutive impact of the outstanding awards is included in our diluted net income per unit calculation, as applicable, and the majority of the awards are expected to be settled in units. The portion of compensation expense associated with awards that are certain to be settled in cash is not considered a selected item impacting comparability. See Note 18 to our Consolidated Financial Statements for a comprehensive discussion regarding our equity-indexed compensation plans.
(6)During the periods presented, there were fluctuations in the value of the Canadian dollar (“CAD”) to the U.S. dollar (“USD”), resulting in non-cash gains and losses that were not related to our core operating results for the period and were thus classified as a selected item impacting comparability. See Note 13 to our Consolidated Financial Statements for discussion regarding our currency exchange rate risk hedging activities.
(7)Includes costs recognized during the period related to the Line 901 incident that occurred in May 2015, net of amounts we believe are probable of recovery from insurance. See Note 19 to our Consolidated Financial Statements for additional information regarding the Line 901 incident.
(8)Includes acquisition-related expenses associated with the ACC Acquisition in February 2017. See Note 7 to our Consolidated Financial Statements for additional information.
(9)The 2017 period includes net losses incurred in connection with the early redemption of our (i) $600 million, 6.50% senior notes due May 2018 and (ii) $350 million, 8.75% senior notes due May 2019. See Note 11 to our Consolidated Financial Statements for additional information.

(10)Other income/(expense), net per our Consolidated Statements of Operations, adjusted for selected items impacting comparability (“Adjusted Other income/(expense), net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
(11)Excludes certain non-cash items impacting interest expense such as amortization of debt issuance costs and terminated interest rate swaps.
(12)Maintenance capital expenditures are defined as capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets.
(13)Comprised of cash distributions received from unconsolidated entities less equity earnings in unconsolidated entities (adjusted for our proportionate share of depreciation and amortization and gains and losses on significant asset sales).
(14)Cash distributions paid during the period presented.
(15)Cash distributions paid to our preferred unitholders during the period presented. The current $0.5250 quarterly ($2.10 annualized) per unit distribution requirement of our Series A preferred units was paid-in-kind for each quarterly distribution from their issuance through February 2018. Distributions on our Series A preferred units have been paid in cash since the May 2018 quarterly distribution. The current $61.25 per unit annual distribution requirement of our Series B preferred units, which were issued in October 2017, is payable semi-annually in arrears on May 15 and November 15. A pro-rated initial distribution on the Series B preferred units was paid on November 15, 2017. See Note 12 to our Consolidated Financial Statements for additional information regarding our preferred units.
(16)Excess DCF is retained to establish reserves for future distributions, capital expenditures and other partnership purposes. DCF shortages may be funded from previously established reserves, cash on hand or from borrowings under our credit facilities or commercial paper program.

Analysis of Operating Segments

We manage our operations through three operating segments: Transportation, Facilities and Supply and Logistics. Our CODM (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Adjusted EBITDA, segment volumes, Segment Adjusted EBITDA per barrel and maintenance capital investment.

We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus our proportionate share of the depreciation and amortization expense of, and gains and losses on significant asset sales by, unconsolidated entities, and further adjusted for certain selected items including (i) the mark-to-market of derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance. See Note 21 to our Consolidated Financial Statements for a reconciliation of Segment Adjusted EBITDA to Net income attributable to PAA.

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

The following tables set forth our operating results from our Transportation segment:

				Variance
Operating Results (1) (in millions, except per barrel data)	Year Ended December 31,			2019-2018		2018-2017
	2019	2018	2017	$	%	$	%
Revenues	$2,320	$1,990	$1,718	$330	17%	$272	16%
Purchases and related costs	(244)	(194)	(123)	(50)	(26)%	(71)	(58)%
Field operating costs	(700)	(640)	(593)	(60)	(9)%	(47)	(8)%
Segment general and administrative expenses (2)	(104)	(117)	(101)	13	11%	(16)	(16)%
Equity earnings in unconsolidated entities	388	375	290	13	3%	85	29%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	61	56	45	5	9%	11	24%
(Gains)/losses from derivative activities	—	(1)	—	1	**	(1)	**
Deficiencies under minimum volume commitments, net	(18)	9	2	(27)	**	7	**
Equity-indexed compensation expense	9	30	11	(21)	**	19	**
Line 901 incident	10	—	32	10	**	(32)	**
Significant acquisition-related expenses	—	—	6	—	**	(6)	**
Segment Adjusted EBITDA	$1,722	$1,508	$1,287	$214	14%	$221	17%
Maintenance capital	$161	$139	$120	$22	16%	$19	16%
Segment Adjusted EBITDA per barrel	$0.68	$0.70	$0.68	$(0.02)	(3)%	$0.02	3%

				Variance
Average Daily Volumes (in thousands of barrels per day) (4)	Year Ended December 31,			2019-2018		2018-2017
	2019	2018	2017	Volumes	%	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (5)	4,690	3,732	2,855	958	26%	877	31%
South Texas / Eagle Ford (5)	446	442	360	4	1%	82	23%
Central (5)	498	473	420	25	5%	53	13%
Gulf Coast	165	178	349	(13)	(7)%	(171)	(49)%
Rocky Mountain (5)	293	284	393	9	3%	(109)	(28)%
Western	198	183	184	15	8%	(1)	(1)%
Canada	323	316	352	7	2%	(36)	(10)%
Crude oil pipelines	6,613	5,608	4,913	1,005	18%	695	14%
NGL pipelines	192	183	170	9	5%	13	8%
Tariff activities total volumes	6,805	5,791	5,083	1,014	18%	708	14%
Trucking volumes	88	98	103	(10)	(10)%	(5)	(5)%
Transportation segment total volumes	6,893	5,889	5,186	1,004	17%	703	14%

** Indicates that variance as a percentage is not meaningful.
(1)Revenues and costs and expenses include intersegment amounts.
(2)Segment general and administrative expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments. The proportional allocations by segment require judgment by management and are based on the business activities that exist during each period.
(3)Represents adjustments included in the performance measure utilized by our CODM in the evaluation of segment results. See Note 21 to our Consolidated Financial Statements for additional discussion of such adjustments.
(4)Average daily volumes are calculated as the total volumes (attributable to our interest) for the year divided by the number of days in the year.
(5)Region includes volumes (attributable to our interest) from pipelines owned by unconsolidated entities.

The following is a discussion of items impacting Transportation segment operating results for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the 2018-2017 comparative period, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Transportation Segment” included in our 2018 Annual Report on Form 10-K.

Revenues, Purchases and Related Costs, Equity Earnings in Unconsolidated Entities and Volumes. The following table presents variances in revenues, purchases and related costs and equity earnings in unconsolidated entities by region:

	Favorable/(Unfavorable) Variance 2019-2018
(in millions)	Revenues	Purchases and Related Costs	Equity Earnings
Permian Basin region	$242	$(50)	$(10)
South Texas / Eagle Ford region	(3)	—	26
Central region	30	(2)	5
Gulf Coast region	1	—	(19)
Rocky Mountain region	(9)	—	9
Western	11	—	—
Canada region	25	—	—
Other regions, trucking and pipeline loss allowance revenue	33	2	2
Total variance	$330	$(50)	$13

Below is a discussion of the significant drivers impacting net revenues and equity earnings in unconsolidated entities for the comparative period presented:

•Permian Basin region. Total revenues, net of purchases and related costs, increased by approximately $192 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to higher volumes from increased production and our recently completed capital expansion projects. These increases included (i) higher volumes on our gathering systems of approximately 321,000 barrels per day, (ii) higher volumes of approximately 391,000 barrels per day on our intra-basin pipelines and (iii) a volume increase of approximately 246,000 barrels per day on our long-haul pipelines, including our Sunrise II pipeline, which was placed into service in the fourth quarter of 2018, and the Cactus II pipeline, which was placed into service in the third quarter of 2019, as discussed below.

Equity earnings decreased in 2019 compared to 2018 primarily due to the sale of a 30% interest in BridgeTex Pipeline Company, LLC at the end of the third quarter of 2018, partially offset by equity earnings from our 65% interest in Cactus II pipeline, which was placed into service in the third quarter of 2019.

•South Texas / Eagle Ford region. Equity earnings from our 50% interest in Eagle Ford Pipeline LLC for 2019 compared to 2018 was favorably impacted by higher volumes and the recognition of revenue associated with deficiencies under minimum volume commitments.

•Central region. The increase in revenues for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to higher volumes on certain of our pipelines in the Central region, including our Red River pipeline, and the recognition of previously deferred revenue in 2019 associated with deficiencies under minimum volume commitments.

•Gulf Coast region. The decrease in volumes for the year ended December 31, 2019 compared to the year ended December 31, 2018 was associated with (i) the Capline pipeline being taken out of service in the fourth quarter of 2018 and (ii) a decrease in throughput on a lower tariff rate pipeline, which did not result in a significant impact on revenue.

In the first quarter of 2019, the owners of the Capline pipeline system contributed their undivided joint interests in the system for equity interests in a legal entity. As a result, revenues and expenses from the Capline pipeline system that were previously consolidated are reflected as equity earnings. The unfavorable equity earnings variance for the year ended December 31, 2019 compared to the year ended December 31, 2018 was due to our share of operating costs from our 54.13% interest in Capline Pipeline Company LLC reflected in equity earnings in the 2019 period, whereas such costs were reflected in field operating costs in the 2018 period.

In the third quarter of 2019, the owners of Capline Pipeline Company LLC sanctioned the reversal of the Capline pipeline system and a connection to Diamond Pipeline.

•Rocky Mountain region. The decrease in revenues for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the sale of one of our pipelines in the second quarter of 2018.

The favorable equity earnings variances for the year ended December 31, 2019 compared to the year ended December 31, 2018 were primarily driven by favorable results from our 40% interest in Saddlehorn Pipeline Company, LLC due to higher volumes from committed shippers, partially offset by a decrease from our 35.7% interest in White Cliffs Pipeline, LLC due to lower volumes as one crude oil line was taken out of service in May 2019 for conversion to NGL service.

•Western region. The increase in revenues and volumes for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to higher volumes moved from our Bakersfield rail terminal into our area pipelines.

•Canada region. The increase in revenues for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to higher tariffs on certain of our Canadian crude oil pipelines and related system assets, partially offset by unfavorable foreign exchange impacts.

•Other regions, trucking and pipeline loss allowance. The increase in other revenues for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to greater pipeline loss allowance revenue in 2019 driven by higher volumes and, to a lesser extent, higher prices.

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

For the year ended December 31, 2019, the recognition of previously deferred revenue exceeded amounts billed to counterparties associated with deficiencies under minimum volume commitments. For the year ended December 31, 2018, amounts billed to counterparties exceeded revenue recognized during the period that was previously deferred.

Field Operating Costs. The increase in field operating costs for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to the continued expansion of our Transportation segment operations including costs associated with personnel, power-related costs and property taxes. The expansion activities included projects placed in service in the fourth quarter of 2018, including our Sunrise II pipeline expansion within the Permian Basin region. Field operating costs were also impacted by an increase of estimated costs associated with the Line 901 incident (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above). See Note 19 to our Consolidated Financial Statements for additional information regarding the Line 901 incident. The increase in field operating costs was partially offset by the favorable impact of reflecting operating costs associated with the Capline pipeline system in equity earnings for the 2019 period that were included in field operating costs for the 2018 period, as discussed above.

Segment General and Administrative Expenses. The decrease in segment general and administrative expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a decrease in equity-indexed compensation expense due to fewer awards outstanding in 2019. A portion of equity-indexed compensation expense was associated with awards that will or may be settled in common units (which impact our general and administrative expenses but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The increase in maintenance capital for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to pump replacement projects and enhancements to our gathering systems in the Permian Basin region, partially offset by lower costs due to the completion of several large integrity management projects.

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

The following tables set forth our operating results from our Facilities segment:

				Variance
Operating Results (1) (in millions, except per barrel data)	Year Ended December 31,			2019-2018		2018-2017
	2019	2018	2017	$	%	$	%
Revenues	$1,171	$1,161	$1,173	$10	1%	$(12)	(1)%
Purchases and related costs	(15)	(17)	(24)	2	12%	7	29%
Field operating costs	(360)	(360)	(350)	—	—%	(10)	(3)%
Segment general and administrative expenses (2)	(83)	(82)	(73)	(1)	(1)%	(9)	(12)%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	1	—	—	1	**	—	**
(Gains)/losses from derivative activities	(13)	—	4	(13)	**	(4)	**
Deficiencies under minimum volume commitments, net	—	(2)	—	2	**	(2)	**
Equity-indexed compensation expense	4	11	4	(7)	**	7	**
Segment Adjusted EBITDA	$705	$711	$734	$(6)	(1)%	$(23)	(3)%
Maintenance capital	$97	$100	$114	$(3)	(3)%	$(14)	(12)%
Segment Adjusted EBITDA per barrel	$0.47	$0.48	$0.47	$(0.01)	(2)%	$0.01	2%

				Variance
	Year Ended December 31,			2019-2018		2018-2017
Volumes (4)	2019	2018	2017	Volumes	%	Volumes	%
Liquids storage (average monthly capacity in millions of barrels) (5)	110	109	112	1	1%	(3)	(3)%
Natural gas storage (average monthly working capacity in billions of cubic feet)	63	66	82	(3)	(5)%	(16)	(20)%
NGL fractionation (average volumes in thousands of barrels per day)	144	131	126	13	10%	5	4%
Facilities segment total volumes (average monthly volumes in millions of barrels) (6)	125	124	130	1	1%	(6)	(5)%

** Indicates that variance as a percentage is not meaningful.
(1)Revenues and costs and expenses include intersegment amounts.
(2)Segment general and administrative expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments. The proportional allocations by segment require judgment by management and are based on the business activities that exist during each period.
(3)Represents adjustments included in the performance measure utilized by our CODM in the evaluation of segment results. See Note 21 to our Consolidated Financial Statements for additional discussion of such adjustments.
(4)Average monthly volumes are calculated as total volumes for the year divided by the number of months in the year.

(5)Includes volumes (attributable to our interest) from facilities owned by unconsolidated entities.
(6)Facilities segment total volumes is calculated as the sum of: (i) liquids storage capacity; (ii) natural gas storage working capacity divided by 6 to account for the 6:1 mcf of natural gas to crude Btu equivalent ratio and further divided by 1,000 to convert to monthly volumes in millions; and (iii) NGL fractionation volumes multiplied by the number of days in the year and divided by the number of months in the year.

The following is a discussion of items impacting Facilities segment operating results for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the 2018-2017 comparative period, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Facilities Segment” included in our 2018 Annual Report on Form 10-K.

Revenues, Purchases and Related Costs and Volumes. Variances in revenues, purchases and related costs, and average monthly volumes were primarily driven by:

•Crude Oil Storage. Revenues increased by $11 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 due to increased activity at certain of our terminals and the addition of 1 million barrels of storage capacity at our Midland terminal placed into service during 2019.

•Natural Gas Storage. Revenues, net of purchases and related costs, increased by $9 million for the year ended December 31, 2019 compared to the year ended December 31, 2018, primarily due to expiring contracts replaced by contracts with higher rates and increased hub activity.

•NGL Operations. Revenues decreased by $7 million for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a net unfavorable foreign exchange impact of $10 million and the sale of a natural gas processing facility in the second quarter of 2018, partially offset by higher fees at certain of our facilities.

•Rail Terminals. Revenues were relatively flat for the year ended December 31, 2019 compared to the year ended December 31, 2018. Revenues were favorably impacted by increased activity at certain of our terminals, as well as agreements that were entered into related to usage of our railcars. These favorable impacts were substantially offset by the recognition of previously deferred revenue associated with deficiencies under minimum volume commitments in the 2018 period.

Field Operating Costs. Field operating costs were relatively flat for the year ended December 31, 2019 compared to the year ended December 31, 2018, as increases in property taxes, maintenance and integrity management costs, as well as higher costs at our rail terminals due to increased activity, were offset by a decrease in power-related costs associated with mark-to-market gains (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Maintenance Capital. For the year ended December 31, 2019 compared to the year ended December 31, 2018, maintenance capital spending decreased primarily due to the impact of lower turnaround costs at certain of our NGL facilities, partially offset by increased spending at our gas storage facilities.

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

The following tables set forth our operating results from our Supply and Logistics segment:

				Variance
Operating Results (1) (in millions, except per barrel data)	Year Ended December 31,			2019-2018		2018-2017
	2019	2018	2017	$	%	$	%
Revenues	$32,276	$32,822	$25,065	$(546)	(2)%	$7,757	31%
Purchases and related costs	(31,276)	(31,487)	(24,557)	211	1%	(6,930)	(28)%
Field operating costs	(258)	(276)	(254)	18	7%	(22)	(9)%
Segment general and administrative expenses (2)	(110)	(117)	(102)	7	6%	(15)	(15)%

Adjustments (3):
(Gains)/losses from derivative activities net of inventory valuation adjustments	173	(518)	(50)	691	**	(468)	**
Long-term inventory costing adjustments	(20)	21	(24)	(41)	**	45	**
Equity-indexed compensation expense	4	14	8	(10)	**	6	**
Net (gain)/loss on foreign currency revaluation	14	3	(26)	11	**	29	**
Segment Adjusted EBITDA	$803	$462	$60	$341	74%	$402	**
Maintenance capital	$29	$13	$13	$16	123%	$—	—%
Segment Adjusted EBITDA per barrel	$1.61	$0.97	$0.13	$0.64	66%	$0.84	**

Average Daily Volumes (4) (in thousands of barrels per day)	Year Ended December 31,			2019-2018		2018-2017
	2019	2018	2017	Volume	%	Volume	%
Crude oil lease gathering purchases	1,162	1,054	945	108	10%	109	12%
NGL sales	207	255	274	(48)	(19)%	(19)	(7)%
Supply and Logistics segment total volumes	1,369	1,309	1,219	60	5%	90	7%

** Indicates that variance as a percentage is not meaningful.
(1)Revenues and costs include intersegment amounts.
(2)Segment general and administrative expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments. The proportional allocations by segment require judgment by management and are based on the business activities that exist during each period.
(3)Represents adjustments included in the performance measure utilized by our CODM in the evaluation of segment results. See Note 21 to our Consolidated Financial Statements for additional discussion of such adjustments.
(4)Average daily volumes are calculated as the total volumes for the period divided by the number of days in the period.

The following table presents the range of the NYMEX West Texas Intermediate (“WTI”) benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
During the Year Ended December 31,	Low	High
2019	$46	$66
2018	$43	$76
2017	$43	$60

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

During 2018 and 2019, crude oil production growth and limited pipeline take-away capacity caused pipelines in many basins to operate at high levels of utilization. Specifically, regional production increases created concerns regarding pipeline take-away capacity, particularly in the Permian Basin and Western Canada, which in turn caused crude oil location differentials in these areas to widen relative to historical norms. This environment created opportunities for our Supply and Logistics segment to generate additional margin. Looking forward, we do not expect these opportunities for higher margins to continue for the foreseeable future.

Segment Adjusted EBITDA and Volumes. The following summarizes the significant items impacting our Supply and Logistics Segment Adjusted EBITDA for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the 2018-2017 comparative period, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Supply and Logistics Segment” included in our 2018 Annual Report on Form 10-K.

•Crude Oil Operations. Revenues, net of purchases and related costs, (“net revenues”) from our crude oil supply and logistics operations increased for the year ended December 31, 2019 compared to the year ended December 31, 2018 largely due to the realization of more favorable differentials, primarily in the Permian Basin and Canada.

•NGL Operations. Net revenues from our NGL operations increased for the year ended December 31, 2019 compared to the same period in 2018 primarily due to the streamlining of our NGL activities by focusing on our equity supply from our gathering and processing facilities, favorable regional differentials and the favorable impact of certain non-recurring items recorded in the second quarter of 2019.

•Impact from Certain Derivative Activities, Net of Inventory Valuation Adjustments. The impact from certain derivative activities on our net revenues includes mark-to-market and other gains and losses resulting from certain derivative instruments that are related to underlying activities in another period (or the reversal of mark-to-market gains and losses from a prior period), losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable. See Note 13 to our Consolidated Financial Statements for a comprehensive discussion regarding our derivatives and risk management activities. These gains and losses impact our net revenues but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above.

•Long-Term Inventory Costing Adjustments. Our net revenues are impacted by changes in the weighted average cost of our crude oil and NGL inventory pools that result from price movements during the periods. These costing adjustments related to long-term inventory necessary to meet our minimum inventory requirements in third-party assets and other working inventory that was needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future. These costing adjustments impact our net revenues but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above.

•Foreign Exchange Impacts. Our net revenues are impacted by fluctuations in the value of CAD to USD, resulting in foreign exchange gains and losses on U.S. denominated net assets within our Canadian operations. These non-cash gains and losses impact our net revenues but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above.

•Field Operating Costs. The decrease in field operating costs for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily driven by a decrease in lease expense for our crude oil transportation trucks and trailers related to the adoption of the new lease accounting standard and a decrease in trucking costs due to lower company-hauled volumes, partially offset by higher third-party hauled volumes in certain regions.

•Segment General and Administrative Expenses. The decrease in segment general and administrative expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018 was primarily due to a decrease in equity-indexed compensation expense due to fewer awards outstanding in 2019. A portion of equity-indexed compensation expense was associated with awards that will or may be settled in common units (which impact our general and administrative expenses but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Maintenance Capital. For the year ended December 31, 2019 compared to the year ended December 31, 2018, maintenance capital spending increased primarily due to lease costs for our crude oil transportation trucks and trailers that are capitalized following the adoption of the new lease accounting standard.

Other Income and Expenses

The following summarizes the significant items impacting Other Income and Expenses for the year ended December 31, 2019 compared to the year ended December 31, 2018. For a discussion of the 2018-2017 comparative period, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Other Income and Expenses” included in our 2018 Annual Report on Form 10-K.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2019 compared to the same period in 2018 largely driven by (i) additional depreciation expense associated with the completion of various capital expansion projects and (ii) an adjustment to the useful lives of certain assets.

Gains/Losses on Asset Sales and Asset Impairments, Net

The net loss on asset sales and asset impairments for the year ended December 31, 2019 was largely driven by a loss on the sale of a storage terminal in North Dakota. The net gain for the year ended December 31, 2018 was largely driven by a gain on the sale of certain pipelines in the Rocky Mountain region, partially offset by a loss on the sale of a non-core asset under construction.

Gain on Investment in Unconsolidated Entities

During the year ended December 31, 2019, we recognized a non-cash gain of $269 million related to a fair value adjustment resulting from the accounting for the contribution of our undivided joint interest in the Capline pipeline system for an equity interest in Capline Pipeline Company LLC. During the year ended December 31, 2018, we recognized a gain of $200 million related to our sale of a 30% interest in BridgeTex Pipeline Company, LLC. See Note 9 to our Consolidated Financial Statements for additional information.

Interest Expense

Interest expense is primarily impacted by:

•our weighted average debt balances;
•the level and maturity of fixed rate debt and interest rates associated therewith;
•market interest rates and our interest rate hedging activities; and

•interest capitalized on capital projects.

The following table summarizes the components impacting the interest expense variance (in millions, except percentages):

		Average LIBOR	Weighted Average Interest Rate (1)
Interest expense for the year ended December 31, 2017	$510	1.1%	4.4%
Impact of retirement of senior notes	(71)
Other	(8)
Interest expense for the year ended December 31, 2018	$431	1.9%	4.3%
Impact of borrowings under credit facilities and commercial paper program	(21)
Impact of issuance and retirement of senior notes	10
Other	5
Interest expense for the year ended December 31, 2019	$425	2.2%	4.4%

(1)Excludes commitment and other fees.

Interest expense decreased for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to a lower weighted average debt balance during the 2019 period from lower commercial paper and credit facility borrowings, partially offset by the issuance of $1 billion, 3.55% senior notes in September 2019.

See Note 11 to our Consolidated Financial Statements for additional information regarding our debt activities during the periods presented.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Year Ended December 31,
	2019	2018
Gain/(loss) related to mark-to-market adjustment of our Preferred Distribution Rate Reset Option (1)	$2	$(14)
Net gain/(loss) on foreign currency revaluation	15	5
Other	7	2
	$24	$(7)

(1)See Note 13 to our Consolidated Financial Statements for additional information.

Income Tax Expense

Income tax expense decreased for the year ended December 31, 2019 compared to the year ended December 31, 2018 primarily due to (i) lower deferred income tax expense associated with lower year-over-year income as impacted by fluctuations in the derivative mark-to-market valuations in our Canadian operations and (ii) the recognition of a deferred tax benefit of $60 million as a result of the reduction of the provincial tax rate in Alberta, Canada enacted during the second quarter of 2019. Such favorable impacts were partially offset by higher current income tax expense resulting from higher taxable earnings from our Canadian operations.

Outlook

Market Overview and Outlook

See Items 1. and 2. “Business and Properties—Global Petroleum Market Overview” for a discussion of recent crude oil market conditions, and see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Analysis of Operating Segments—Supply and Logistics Segment” for information on how these conditions may impact our business for the foreseeable future.

Outlook for Certain Idled and Underutilized Assets

During 2015, we shut down Line 901 and a portion of Line 903 in California following the release of crude oil from Line 901 (see Note 19 to our Consolidated Financial Statements for additional information). During the period since these pipelines were idled, we have been assessing potential alternatives in order to return them to operation. Some of the alternatives under consideration could result in incurring costs associated with retiring certain assets or an impairment of some or all of the carrying value of the idled property and equipment, which was approximately $119 million as of December 31, 2019.

Liquidity and Capital Resources

General

Our primary sources of liquidity are (i) cash flow from operating activities as further discussed below in the section entitled “—Cash Flow from Operating Activities,” (ii) borrowings under our credit facilities or commercial paper program and (iii) funds received from sales of equity and debt securities. In addition, we may supplement these sources of liquidity with proceeds from our divestiture program, as further discussed below in the section entitled “—Acquisitions, Investments, Expansion Capital Expenditures and Divestitures .” Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products, other expenses and interest payments on outstanding debt, (ii) expansion and maintenance activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on our long-term debt and (v) distributions to our unitholders. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under our commercial paper program or credit facilities. In addition, we generally expect to fund our long-term needs, such as those resulting from expansion activities or acquisitions and refinancing our long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional equity or debt securities and the sale of assets.

As of December 31, 2019, although we had a working capital deficit of $405 million, we had approximately $2.5 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of December 31, 2019
Availability under senior unsecured revolving credit facility (1) (2)	$1,464
Availability under senior secured hedged inventory facility (1) (2)	1,054
Amounts outstanding under commercial paper program	(93)
Subtotal	2,425
Cash and cash equivalents	45
Total	$2,470

(1)Represents availability prior to giving effect to borrowings outstanding under our commercial paper program, which reduce available capacity under the facilities.
(2)Available capacity under our senior unsecured revolving credit facility and senior secured hedged inventory facility was reduced by outstanding letters of credit of $136 million and $21 million, respectively.

We believe that we have, and will continue to have, the ability to access the commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. In addition, usage of our credit facilities, which provide the financial backstop for our commercial paper program, is subject to ongoing compliance with covenants. As of December 31, 2019, we were in compliance with all such covenants. Also, see Item 1A. “Risk Factors” for further discussion regarding such risks that may impact our liquidity and capital resources.

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

Net cash provided by operating activities for the years ended December 31, 2019, 2018 and 2017 was approximately $2.5 billion, $2.6 billion and $2.5 billion, respectively, and primarily resulted from earnings from our operations. Additionally, as discussed further below, changes during these periods in our inventory levels and associated margin balances required as part of our hedging activities impacted our cash flow from operating activities.

During 2019, our cash provided by operating activities was positively impacted by the proceeds from the sale of NGL and crude oil inventory that we held and also by the lower weighted average price of NGL inventory compared to prior year amounts.

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

Acquisitions, Investments, Expansion Capital Expenditures and Divestitures

In addition to our operating needs discussed above, we also use cash for our acquisition activities and expansion capital projects and maintenance capital activities. Historically, we have financed these expenditures primarily with cash generated by operating activities and the financing activities discussed in “—Equity and Debt Financing Activities” below. In recent years, we have also used proceeds from our divestiture program, as discussed further below. We have made and will continue to make capital expenditures for acquisitions, expansion capital projects and maintenance activities. However, in the near term, we do not plan to issue common equity to fund such activities. Also see “—Acquisitions, Capital Projects and Divestitures” for further discussion of such capital expenditures.

Acquisitions.  The price of acquisitions includes cash paid, assumed liabilities and net working capital items. Because of the non-cash items included in the total price of the acquisition and the timing of certain cash payments, the net cash paid may differ significantly from the total price of the acquisitions completed during the year. During the years ended December 31, 2019 and 2017, we paid cash of $50 million and $1.280 billion (net of cash acquired of $4 million), respectively, for acquisitions. We did not acquire any assets in 2018.

Investments. Over the last several years, we have increased our JV related activities with long-term partners throughout the industry value chain. The vast majority of our joint ventures are accounted for as investments in unconsolidated subsidiaries. We generally fund our portion of development, construction or capital expansion projects of our equity method investees through capital contributions. See Note 9 to our Consolidated Financial Statements for additional information regarding our investments in unconsolidated entities. During the years ended December 31, 2019, 2018 and 2017, we made cash contributions of $504 million, $459 million and $398 million, respectively, to certain of our equity method investees. We anticipate that we will make additional contributions in 2020 associated with ongoing projects for construction and/or expansion projects related to our interests in Wink to Webster, Red Oak, Cactus II, Capline, Diamond and Saddlehorn joint venture pipelines.

Divestitures. We have initiated a program to evaluate potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners. During the years ended December 31, 2019, 2018 and 2017, we received proceeds of $205 million, $1.3 billion and $1.1 billion, respectively from sales of assets. See Note 7 to our Consolidated Financial Statements for additional information. Proceeds received during 2019 include $128 million received for a 33% interest in the newly formed joint venture Red River Pipeline Company LLC. See Note 12 to our Consolidated Financial Statements for additional information. We intend to continue these efforts in 2020.

Ongoing Acquisition and Divestiture Activities. In January 2020, we acquired a crude oil gathering system and related assets in the Delaware Basin for approximately $305 million. In addition, in the first quarter of 2020, we completed and/or entered into definitive agreements for asset sales of approximately $273 million. See Note 7 to our Consolidated Financial Statements for additional information.

2020 Capital Projects. The majority of our 2020 expansion capital program will be invested in our fee-based Transportation and Facilities segments. We expect that our investments will have minimal contributions to our 2020 results, but will provide growth for 2021 and beyond. Our 2020 capital program includes the following projects as of February 2020 with the estimated cost for the entire year (in millions):

Projects	2020
Long-Haul Pipeline Projects	$450
Permian Basin Takeaway Pipeline Projects	395
Complementary Permian Basin Projects	275
Selected Facilities Projects	80
Other Projects	200
Total Projected 2020 Expansion Capital Expenditures	$1,400

Credit Agreements, Commercial Paper Program and Indentures

At December 31, 2019, we had three primary credit arrangements. These include a $1.6 billion senior unsecured revolving credit facility maturing in 2024, a $1.4 billion senior secured hedged inventory facility maturing in 2022 (excluding aggregate commitments of $45 million, which mature in 2021) and a $3.0 billion unsecured commercial paper program that is backstopped by our revolving credit facility and our hedged inventory facility. Additionally, we have two $100 million GO Zone term loans as discussed further below. The credit agreements for our revolving credit facilities (which impact our ability to access our commercial paper program because they provide the financial backstop that supports our short-term credit ratings) and our term loans and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions in our credit agreements, our ability to make distributions of available cash is not restricted. We were in compliance with the covenants contained in our credit agreements and indentures as of December 31, 2019.

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

During the year ended December 31, 2019, we had net borrowings under our credit facilities and commercial paper program of $418 million. The net borrowings resulted primarily from borrowings during the period related to funding needs for general partnership purposes.

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

Registration Statements.  We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $1.1 billion of debt or equity securities (“Traditional Shelf”). All issuances of equity securities associated with our continuous offering program have been issued pursuant to the Traditional Shelf. We did not conduct any offerings under our Traditional Shelf during the years ended December 31, 2019 or 2018. At December 31, 2019, we had approximately $1.1 billion of unsold securities available under the Traditional Shelf. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. The issuance of $1.0 billion, 3.55% senior notes in September 2019 and our Series B preferred units in October 2017, as discussed further below, were conducted under our WKSI Shelf.

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

Common Units. We did not sell any common units during the years ended December 31, 2019 or 2018. During the year ended December 31, 2017, we sold approximately 54.1 million common units for proceeds of approximately $1.7 billion, which were used for general partnership purposes, including repayment of amounts borrowed to fund the ACC Acquisition. See Note 12 to our Consolidated Financial Statements for additional information related to these sales of common units.

Issuances of Senior Notes. We did not issue any senior unsecured notes during the years ended December 31, 2018 or 2017. During 2019, we issued senior unsecured notes as summarized in the table below (in millions):

Year	Description	Maturity	Face Value	Gross Proceeds(1)	Net Proceeds(2)
2019	3.55% Senior Notes issued at 99.801% of face value	December 2029	$1,000	$998	$989

(1)Face value of notes less the applicable premium or discount (before deducting for initial purchaser discounts, commissions and offering expenses).
(2)Face value of notes less the applicable premium or discount, initial purchaser discounts, commissions and offering expenses. We used the net proceeds from the offering to partially repay the principal amounts of our 2.60% senior notes due December 2019 and 5.75% senior notes due January 2020 and for general partnership purposes.

Repayments of Senior Notes. We did not repay any senior unsecured notes during 2018. During 2019 and 2017, we repaid the following senior unsecured notes (in millions):

Year	Description	Repayment Date
2019	$500 million 2.60% Senior Notes due December 2019	November 2019	(1)
2019	$500 million 5.75% Senior Notes due January 2020	December 2019	(1)

2017	$400 million 6.13% Senior Notes due January 2017	January 2017	(2)
2017	$600 million 6.50% Senior Notes due May 2018	December 2017	(2) (3)
2017	$350 million 8.75% Senior Notes due May 2019	December 2017	(2) (3)

(1)We repaid these senior notes with proceeds from our 3.55% senior notes issued in September 2019 and cash on hand.
(2)We repaid these senior notes with cash on hand and proceeds from borrowings under our credit facilities and commercial paper program.
(3)In conjunction with the early redemptions of these senior notes, we recognized a loss of approximately $40 million, recorded to “Other income/(expense), net” in our Consolidated Statement of Operations.
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

See Note 12 to our Consolidated Financial Statements for details of distributions paid during the three years ended December 31, 2019. Also, see Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” for additional discussion regarding distributions.

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

Distributions to our common unitholders.  On February 14, 2020, we paid a quarterly distribution of $0.36 per common unit ($1.44 per unit on an annualized basis). The total distribution of $262 million was paid to unitholders of record as of January 31, 2020, with respect to the quarter ending December 31, 2019.

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

Contingencies

For a discussion of contingencies that may impact us, see Note 19 to our Consolidated Financial Statements.

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

The following table includes our best estimate of the amount and timing of these payments as well as other amounts due under the specified contractual obligations as of December 31, 2019 (in millions):

	2020	2021	2022	2023	2024	2025 and Thereafter	Total
Long-term debt and related interest payments (1)	$411	$984	$1,115	$1,636	$1,055	$8,753	$13,954
Leases (2)	130	99	91	69	57	308	754
Other obligations (3)	1,098	743	306	293	287	1,194	3,921
Subtotal	1,639	1,826	1,512	1,998	1,399	10,255	18,629
Crude oil, NGL and other purchases (4)	14,836	12,525	12,028	10,893	9,650	16,789	76,721
Total	$16,475	$14,351	$13,540	$12,891	$11,049	$27,044	$95,350

(1)Includes debt service payments, interest payments due on senior notes and the commitment fee on assumed available capacity under our credit facilities, as well as long-term borrowings under our credit agreements and commercial paper program, if any. Although there may be short-term borrowings under our credit agreements and commercial paper program, we historically repay and borrow at varying amounts. As such, we have included only the maximum commitment fee (as if no short-term borrowings were outstanding on the credit agreements or commercial paper program) in the amounts above. For additional information regarding our debt obligations, see Note 11 to our Consolidated Financial Statements.
(2)Includes both operating and finance leases as defined by FASB guidance. Leases are primarily for (i) railcars, (ii) office space, (iii) land, (iv) vehicles, (v) storage tanks and (vi) tractor trailers. See Note 14 to our Consolidated Financial Statements for additional information.
(3)Includes (i) other long-term liabilities, (ii) storage, processing and transportation agreements (including certain agreements for which the amount and timing of expected payments is subject to the completion of underlying construction projects), (iii) certain rights-of-way easements and (iv) noncancelable commitments related to our capital expansion projects, including projected contributions for our share of the capital spending of our equity method investments. The storage, processing and transportation agreements include approximately $1.8 billion associated with agreements to store, process and transport crude oil at posted tariff rates on pipelines or at facilities that are owned by equity method investees. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.
(4)Amounts are primarily based on estimated volumes and market prices based on average activity during December 2019. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit.  In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At December 31, 2019 and 2018, we had outstanding letters of credit of approximately $157 million and $184 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Investments in Unconsolidated Entities

We have invested in entities that are not consolidated in our financial statements. Certain of these entities are borrowers under credit facilities. We are neither a co-borrower nor a guarantor under any facilities of such entities. We may elect at any time to make additional capital contributions to any of these entities. The following table sets forth selected information regarding these entities as of December 31, 2019 (unaudited, dollars in millions):

Entity	Type of Operation	Our Ownership Interest	Total Entity Assets	Total Cash and Restricted Cash	Total Entity Debt
Advantage Pipeline Holdings LLC	Crude Oil Pipeline	50%	$153	$11	$—
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%	$889	$42	$—
Cactus II Pipeline LLC	Crude Oil Pipeline (2)	65%	$1,195	$57	$—
Caddo Pipeline LLC	Crude Oil Pipeline (2)	50%	$127	$5	$—
Capline Pipeline Company LLC	Crude Oil Pipeline	54%	$1,173	$42	$—
Cheyenne Pipeline LLC	Crude Oil Pipeline (2)	50%	$63	$4	$—
Cushing Connect Pipeline & Terminal LLC	Crude Oil Pipeline (1) and Terminal (2)	50%	$49	$7	$—
Diamond Pipeline LLC	Crude Oil Pipeline (2)	50%	$933	$1	$—
Eagle Ford Pipeline LLC	Crude Oil Pipeline (2)	50%	$819	$20	$—
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (2)	50%	$229	$2	$—
Midway Pipeline LLC	Crude Oil Pipeline (2)	50%	$41	$5	$—
Red Oak Pipeline LLC	Crude Oil Pipeline (1)	50%	$57	$—	$—
Saddlehorn Pipeline Company, LLC	Crude Oil Pipeline	40%	$604	$37	$—
Settoon Towing, LLC	Barge Transportation Services	50%	$55	$8	$3
STACK Pipeline LLC	Crude Oil Pipeline (2)	50%	$152	$2	$—
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	$531	$18	$—
Wink to Webster Pipeline LLC	Crude Oil Pipeline (1)	16%	$845	$76	$—

(1)Asset is currently under construction or development by the entity and has not yet been placed in service.
(2)We serve as operator of the asset.

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

The fair value of our commodity derivatives and the change in fair value as of December 31, 2019 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$31	$(45)	$47
Natural gas	7	$6	$(6)
NGL and other	92	$(13)	$13
Total fair value	$130

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at December 31, 2019, approximately $618 million, was subject to interest rate re-sets that generally range from one day to approximately one month. The average interest rate on variable rate debt that was outstanding during the year ended December 31, 2019 was 3.0%, based upon rates in effect during the year. The fair value of our interest rate derivatives was a liability of $44 million as of December 31, 2019. A 10% increase in the forward LIBOR curve as of December 31, 2019 would have resulted in an increase of $9 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of December 31, 2019 would have resulted in a decrease of $9 million to the fair value of our interest rate derivatives. See Note 13 to our Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was an asset of $1 million as of December 31, 2019. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in a decrease of less than $1 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in an increase of less than $1 million to the fair value of our foreign currency derivatives. See Note 13 to our Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value in our Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including our common unit price, ten-year U.S. treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of our Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $34 million as of December 31, 2019. A 10% increase or decrease in the fair value would have an impact of $3 million. See Note 13 to our Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of December 31, 2019, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2019. See “Management’s Report on Internal Control Over Financial Reporting” on page F-2 of our Consolidated Financial Statements.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s report. See “Report of Independent Registered Public Accounting Firm” on page F-3 of our Consolidated Financial Statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1 and 32.2.

Item 9B.  Other Information

There was no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2019 that has not previously been reported.

PART III

Item 10.  Directors and Executive Officers of Our General Partner and Corporate Governance
The information required by this item will be set forth in the Proxy Statement for our 2020 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference thereto.
Directors and Executive Officers
As of the date of filing this report, the following individuals were serving as our executive officers and/or directors:

Name	Principal Occupation or Employment
Willie Chiang (1)(2)	Chairman of the Board and Chief Executive Officer
Harry N. Pefanis (1)(2)	President and Chief Commercial Officer
Chris R. Chandler (1)	Executive Vice President and Chief Operating Officer
Al Swanson (1)	Executive Vice President and Chief Financial Officer
Jeremy L. Goebel (1)	Executive Vice President - Commercial
Richard K. McGee (1)	Executive Vice President, General Counsel and Secretary
Chris Herbold (1)	Senior Vice President and Chief Accounting Officer
Greg L. Armstrong (2)	Senior Advisor to the Chief Executive Officer (former Chairman and Chief Executive Officer)
Victor Burk (2)	Managing Director, Alvarez and Marsal
Everardo Goyanes (2)	Founder, Ex Cathedra LLC
Gary R. Petersen (2)	Managing Partner, EnCap Investments L.P.
Alexandra D. Pruner (2)	Senior Advisor, Perella Weinberg Partners
John T. Raymond (2)	Managing Partner and Chief Executive Officer, The Energy & Minerals Group
Bobby S. Shackouls (2)	Former Chairman and CEO, Burlington Resources Inc.
Robert V. Sinnott (2)	Co-Chairman, Kayne Anderson Capital Advisors, L.P.
J. Taft Symonds (2)	Chairman, Symonds Investment Company, Inc.
Christopher M. Temple (2)	President, DelTex Capital LLC
Lawrence M. Ziemba (2)	Former Executive Vice President, Refining, Phillips 66

(1)  Executive officer (for purposes of Item 401(b) of Regulation S-K)
(2)  Director

A complete list of our officers, including the executive officers listed above, is available on our website at www.plainsallamerican.com under About Us—Leadership.

Item 11. Executive Compensation
The information required by this item will be set forth in the Proxy Statement for our 2020 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The information required by this item will be set forth in the Proxy Statement for our 2020 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement for our 2020 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference thereto.

Item 14.  Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement for our 2020 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2019, and is incorporated herein by reference thereto.

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

3.7 †	—	Amendment No. 5 dated December 1, 2019 to the Third Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P.

3.8	—
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

3.12	—
Amendment No. 1 dated September 26, 2018 to the Eighth Amended and Restated Limited Partnership Agreement of Plains AAP, L.P. (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed October 2, 2018).

3.13	—
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

3.16	—	Limited Liability Company Agreement of PAA GP LLC dated December 28, 2007 (incorporated by reference to Exhibit 3.3 to our Current Report on Form 8-K filed January 4, 2008).

3.17	—	Certificate of Limited Partnership of Plains GP Holdings, L.P. (incorporated by reference to Exhibit 3.1 to PAGP’s Registration Statement on Form S-1 (333-190227) filed July 29, 2013).

3.18	—
Second Amended and Restated Agreement of Limited Partnership of Plains GP Holdings, L.P. dated as of November 15, 2016 (incorporated by reference to Exhibit 3.2 to PAGP’s Current Report on Form 8-K filed November 21, 2016).

3.19	—	Certificate of Formation of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.3 to PAGP’s Registration Statement on Form S-1 (333-190227) filed July 29, 2013).

3.20	—
Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC dated as of February 16, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 21, 2017).

3.21	—
Amendment No. 1 dated October 1, 2018 to the Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed August 20, 2018).

3.22	—
Amendment No. 2 dated December 10, 2018 to the Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed December 11, 2018).

3.23	—
Amendment No. 3 dated November 21, 2019 to the Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed November 27, 2019).

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

4.5	—
Twentieth Supplemental Indenture (3.65% Senior Notes due 2022) dated March 22, 2012 among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed March 26, 2012).

4.6	—
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

4.8	—
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

4.10	—
Twenty-Fifth Supplemental Indenture (4.70% Senior Notes due 2044) dated April 23, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 29, 2014).

4.11	—
Twenty-Sixth Supplemental Indenture (3.60% Senior Notes due 2024) dated September 9, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2014).

4.12	—
Twenty-Eighth Supplemental Indenture (4.90% Senior Notes due 2045) dated December 9, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed December 11, 2014).

4.13	—
Twenty-Ninth Supplemental Indenture (4.65% Senior Notes due 2025) dated August 24, 2015, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 26, 2015).

4.14	—
Thirtieth Supplemental Indenture (4.50% Senior Notes due 2026) dated November 22, 2016, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 29, 2016).

4.15	—
Thirty-First Supplemental Indenture (3.55% Senior Notes due 2029) dated September 16, 2019, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 17, 2019).

4.16	—
Registration Rights Agreement dated September 3, 2009 by and between Plains All American Pipeline, L.P. and Vulcan Gas Storage LLC (incorporated by reference to Exhibit 4.1 to our Registration Statement on Form S-3, File No. 333-162477).

4.17	—
Registration Rights Agreement dated as of January 28, 2016 among Plains All American Pipeline, L.P. and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 2, 2016).

4.18	—
Registration Rights Agreement by and among Plains All American Pipeline, L.P. and the Holders defined therein, dated November 15, 2016 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed November 21, 2016).

4.19 †	—	Description of Our Securities.

10.1	—
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

10.31***†	—	Third Amended and Restated Employment Agreement dated effective January 1, 2020 between Plains All American GP LLC and Greg L. Armstrong.

10.32***	—
Amended and Restated Employment Agreement between Plains All American GP LLC and Harry N. Pefanis dated as of June 30, 2001 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.33***	—
First Amendment to Amended and Restated Employment Agreement dated December 4, 2008 between Plains All American GP LLC and Harry N. Pefanis (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.34***	—
Amendment No. 2 dated August 15, 2019 to Harry Pefanis Amended and Restated Employment Agreement (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.35***	—
Waiver Agreement dated as of December 23, 2010 between Plains All American GP LLC and Harry N. Pefanis (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2010).

10.36***	—
Waiver Agreement dated October 21, 2013 to the Amended and Restated Employment Agreement dated June 30, 2001 of Harry N. Pefanis (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 25, 2013).

10.37***	—
Employment Agreement between Plains All American GP LLC and Willie Chiang dated July 10, 2015 (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the year ended December 31, 2015).

10.38***	—
Amended and Restated Employment Agreement dated effective October 1, 2018 between Plains All American GP LLC and Willie Chiang (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.39***	—
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

10.42***	—
Amendment dated March 22, 2018 to PAA LTIP Grant Letter dated August 24, 2015 (Willie Chiang) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.43***	—	LTIP Grant Letter dated August 16, 2018 (Willie Chiang) incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.44***	—	Plains All American GP LLC 1998 Long-Term Incentive Plan (incorporated by reference to Exhibit 99.1 to Registration Statement on Form S-8, File No. 333-74920).

10.45***	—
First Amendment to Plains All American GP LLC 1998 Long-Term Incentive Plan dated June 27, 2003 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

10.46***	—
Second Amendment to Plains All American GP LLC 1998 Long-Term Incentive Plan dated December 4, 2008 (incorporated by reference to Exhibit 10.52 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.47***	—	Plains All American GP LLC 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 26, 2005).

10.48***	—
First Amendment to Plains All American GP LLC 2005 Long-Term Incentive Plan dated December 4, 2008 (incorporated by reference to Exhibit 10.51 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.49***	—	Plains All American PPX Successor Long-Term Incentive Plan (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2006).

10.50***	—	Plains All American 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed on October 3, 2013).

10.51***	—	Plains All American PNG Successor Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 (333-193139) filed December 31, 2013).

10.52***	—	PAA Natural Gas Storage, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to PNG’s Current Report on Form 8-K filed May 11, 2010).

10.53***	—	Plains GP Holdings, L.P. Long Term Incentive Plan, (incorporated by reference to Exhibit 10.3 to PAGP’s Current Report on Form 8-K filed October 25, 2013).

10.54***	—	Form of Plains AAP, L.P. Class B Restricted Units Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 4, 2008).

10.55***	—
Form of Amendment to the Plains AAP, L.P. Class B Restricted Units Agreement, dated October 18, 2013 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 25, 2013).

10.56***	—
Form of Amendment to Plains AAP, L.P. Class B Restricted Units Agreement dated August 25, 2016 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 8, 2016).

10.57***	—
Form of First Amendment dated March 22, 2018 to Amended and Restated Plains AAP, L.P. Class B Restricted Units Agreement dated August 25, 2016 (Officers) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.58***	—	Form of PAA LTIP Grant Letter for Officers (August 2016) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.59***	—
Form of Amendment dated March 22, 2018 to PAA LTIP Grant Letter dated August 25, 2016 (Officers) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.60***	—	Form of LTIP Grant Letter for Officers (July 2017) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

10.61***	—	Form of PAA LTIP Grant Letter for Officers (March 2018) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.62***	—
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

10.66***	—
Form of Director LTIP Grant Letter (February 2017) - Audit Committee Supplement (PAGP Plan) (incorporated by reference to Exhibit 10.2 to PAGP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.67***	—
Form of Director LTIP Grant Letter (February 2017) - Independent Director Grant (PAGP Plan) (incorporated by reference to Exhibit 10.3 to PAGP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.68***	—	Form of Director LTIP Grant Letter (August 2018) (incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2018).

10.69***	—	Director LTIP Grant Letter (December 2018) (incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2018).

10.70***	—	Form of LTIP Grant Letter dated August 15, 2019 (Officers) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.71***	—	Form of LTIP Grant Letter dated August 15, 2019 (Directors) (incorporated by reference to exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.72***†	—	Director LTIP Grant Letter (January 2020)

21.1 †	—	List of Subsidiaries of Plains All American Pipeline, L.P.

23.1 †	—	Consent of PricewaterhouseCoopers LLP.

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101. INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 27, 2020

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

February 27, 2020

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

February 27, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Willie Chiang	Chairman of the Board of PAA GP Holdings LLC and Chief Executive Officer of Plains All American GP LLC (Principal Executive Officer)	February 27, 2020
Willie Chiang

/s/ Harry N. Pefanis	Director of PAA GP Holdings LLC and President and Chief Commercial Officer of Plains All American GP LLC	February 27, 2020
Harry N. Pefanis

/s/ Al Swanson	Executive Vice President and Chief Financial Officer of Plains All American GP LLC (Principal Financial Officer)	February 27, 2020
Al Swanson

/s/ Chris Herbold	Senior Vice President and Chief Accounting Officer of Plains All American GP LLC (Principal Accounting Officer)	February 27, 2020
Chris Herbold

/s/ Greg L. Armstrong	Director of PAA GP Holdings LLC	February 27, 2020
Greg L. Armstrong

/s/ Victor Burk	Director of PAA GP Holdings LLC	February 27, 2020
Victor Burk

/s/ Everardo Goyanes	Director of PAA GP Holdings LLC	February 27, 2020
Everardo Goyanes

/s/ Gary R. Petersen	Director of PAA GP Holdings LLC	February 27, 2020
Gary R. Petersen

/s/ Alexandra D. Pruner	Director of PAA GP Holdings LLC	February 27, 2020
Alexandra D. Pruner

/s/ John T. Raymond	Director of PAA GP Holdings LLC	February 27, 2020
John T. Raymond

/s/ Bobby S. Shackouls	Director of PAA GP Holdings LLC	February 27, 2020
Bobby S. Shackouls

/s/ Robert V. Sinnott	Director of PAA GP Holdings LLC	February 27, 2020
Robert V. Sinnott

/s/ J. Taft Symonds	Director of PAA GP Holdings LLC	February 27, 2020
J. Taft Symonds

/s/ Christopher M. Temple	Director of PAA GP Holdings LLC	February 27, 2020
Christopher M. Temple

/s/ Lawrence M. Ziemba	Director of PAA GP Holdings LLC	February 27, 2020
Lawrence M. Ziemba

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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Partnership’s internal control over financial reporting. Based on that evaluation, management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2019.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on Page F-3.

/s/ Willie Chiang
Willie Chiang
Chief Executive Officer of Plains All American GP LLC
(Principal Executive Officer)

/s/ Al Swanson
Al Swanson
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

February 27, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors of PAA GP Holdings LLC and Unitholders of Plains All American Pipeline, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Plains All American Pipeline, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in accumulated other comprehensive income/(loss), of changes in partners’ capital and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Goodwill Impairment Assessment — Facilities and Supply and Logistics Segments
As described in Note 8 to the consolidated financial statements, the Partnership’s consolidated goodwill balance was $2,540 million as of December 31, 2019, which includes $1,488 million of goodwill related to the Facilities and Supply and Logistics segments. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by segment management. Management tests goodwill to determine whether an impairment has occurred at least annually (as of June 30) and on an interim basis if it is more likely than not that a reporting unit’s fair value is less than its carrying value. In the quantitative test, management compares the fair value of the reporting unit with the respective book values, including goodwill, by using an income approach based on a discounted cash flow analysis. This approach requires management to make long-term forecasts of future revenues, expenses and other expenditures. Those forecasts require the use of various assumptions and estimates, the most significant of which are net revenues (total revenues less purchases and related costs), operating expenses, general and administrative expenses and the weighted average cost of capital. Fair value of the reporting unit is determined using significant unobservable inputs, or Level 3 inputs in the fair value hierarchy.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment – Facilities and Supply and Logistics segments is a critical audit matter are there was significant judgment by management when developing the fair value measurement of the reporting units. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions for net revenues and the weighted average cost of capital. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Partnership’s reporting units. These procedures also included, among others, testing management’s process for developing the fair value estimate; evaluating the appropriateness of the discounted cash flow models; testing the completeness, accuracy, and relevance of underlying data used in the models; and evaluating the reasonableness of significant assumptions used by management, including net revenues and the weighted average cost of capital. Evaluating management’s assumptions related to the forecast of net revenues involved evaluating whether the assumptions used were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data, and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Partnership’s discounted cash flow models and certain significant assumptions, including the weighted average cost of capital.
Fair Value of Investment in Capline LLC
As described in Note 9 to the consolidated financial statements, during the first quarter of 2019, the owners of the Capline pipeline system contributed their undivided joint interests in the system for equity interests in a legal entity, Capline Pipeline Company LLC (“Capline LLC”). Although the Partnership owns a majority of Capline LLC’s equity, the Partnership does not have a controlling financial interest in Capline LLC because the other members have substantive participating rights. Therefore, management accounts for its ownership interest in Capline LLC as an equity method investment. The transaction resulted in a “loss of control” of the undivided joint interest, which was derecognized and contributed to Capline LLC. The loss of control required management to measure the equity investment in Capline LLC at fair value. At the time of the transaction, the Partnership’s 54% undivided joint interest in the Capline pipeline system had a carrying value of $175 million. Management determined the fair value of the investment in Capline LLC to be approximately $444 million, resulting in the recognition of a gain of $269 million during the year ended December 31, 2019. The fair value of the investment was determined using significant unobservable inputs, or Level 3 inputs in the fair value hierarchy. The fair value of the Partnership’s investment in Capline LLC was based on an income approach utilizing a discounted cash flow analysis. Those cash flow forecasts require the use of various assumptions and estimates, which include those related to the timing and amount of capital expenditures, expected tariff rates, volumes of crude oil, and the terminal value. Management probability-weighted various forecasted cash flow scenarios in the analysis to consider the possible outcomes and used a discount rate representing the estimate of the risk adjusted discount rate that would be used by market participants.

The principal considerations for our determination that performing procedures relating to the fair value of the investment in Capline LLC is a critical audit matter are there was significant judgment by management when developing the fair value estimate of the equity investment. This in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s fair value estimate of the investment in Capline LLC and significant assumptions, including expected tariff rates, volumes of crude oil, terminal value and the discount rate. In addition, the audit effort involved the use of professionals with specialized skill and knowledge to assist in performing these procedures and evaluating the audit evidence obtained from these procedures.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s determination of the fair value of the Partnership’s investment in Capline LLC. These procedures also included, among others, testing management’s process for developing the fair value estimate of the investment in Capline LLC; evaluating the appropriateness of the discounted cash flow model; testing the completeness, accuracy and relevance of underlying data used in the model; and evaluating the reasonableness of significant assumptions, including expected tariff rates, volumes of crude oil, terminal value and discount rate. Evaluating management’s assumptions related to the forecasted volumes of crude oil and expected tariff rates involved evaluating whether the assumptions used were reasonable considering (i) relevant industry forecasts and macroeconomic conditions; (ii) consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Partnership’s discounted cash flow model and certain significant assumptions, including the terminal value and the discount rate.

/s/ PricewaterhouseCoopers LLP
Houston, Texas
February 27, 2020

We have served as the Partnership’s auditor since 1998.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	December 31, 2019	December 31, 2018
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$45	$66
Restricted cash	37	—
Trade accounts receivable and other receivables, net	3,614	2,454
Inventory	604	640
Other current assets	312	373
Total current assets	4,612	3,533

PROPERTY AND EQUIPMENT	18,948	17,866
Accumulated depreciation	(3,593)	(3,079)
Property and equipment, net	15,355	14,787

OTHER ASSETS
Goodwill	2,540	2,521
Investments in unconsolidated entities	3,683	2,702
Linefill and base gas	981	916
Long-term operating lease right-of-use assets, net	466	—
Long-term inventory	182	136
Other long-term assets, net	858	916
Total assets	$28,677	$25,511

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,686	$2,704
Short-term debt	504	66
Other current liabilities	827	686
Total current liabilities	5,017	3,456

LONG-TERM LIABILITIES
Senior notes, net	8,939	8,941
Other long-term debt, net	248	202
Long-term operating lease liabilities	387	—
Other long-term liabilities and deferred credits	891	910
Total long-term liabilities	10,465	10,053

COMMITMENTS AND CONTINGENCIES (NOTE 19)

PARTNERS’ CAPITAL
Series A preferred unitholders (71,090,468 and 71,090,468 units outstanding, respectively)	1,505	1,505
Series B preferred unitholders (800,000 and 800,000 units outstanding, respectively)	787	787
Common unitholders (728,028,576 and 726,361,924 units outstanding, respectively)	10,770	9,710
Total partners’ capital excluding noncontrolling interests	13,062	12,002
Noncontrolling interests	133	—
Total partners’ capital	13,195	12,002
Total liabilities and partners’ capital	$28,677	$25,511
The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Year Ended December 31,
	2019	2018	2017
REVENUES
Supply and Logistics segment revenues	$32,272	$32,819	$25,056
Transportation segment revenues	788	648	612
Facilities segment revenues	609	588	555
Total revenues	33,669	34,055	26,223

COSTS AND EXPENSES
Purchases and related costs	29,452	29,793	22,985
Field operating costs	1,303	1,263	1,183
General and administrative expenses	297	316	276
Depreciation and amortization	601	520	517
(Gains)/losses on asset sales and asset impairments, net	28	(114)	109
Total costs and expenses	31,681	31,778	25,070

OPERATING INCOME	1,988	2,277	1,153

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	388	375	290
Gain on investment in unconsolidated entities	271	200	—
Interest expense (net of capitalized interest of $34, $30 and $35, respectively)	(425)	(431)	(510)
Other income/(expense), net	24	(7)	(31)

INCOME BEFORE TAX	2,246	2,414	902
Current income tax expense	(112)	(66)	(28)
Deferred income tax (expense)/benefit	46	(132)	(16)

NET INCOME	2,180	2,216	858
Net income attributable to noncontrolling interests	(9)	—	(2)
NET INCOME ATTRIBUTABLE TO PAA	$2,171	$2,216	$856

NET INCOME PER COMMON UNIT (NOTE 4):
Net income allocated to common unitholders — Basic	$1,967	$2,009	$685
Basic weighted average common units outstanding	727	726	717
Basic net income per common unit	$2.70	$2.77	$0.96

Net income allocated to common unitholders — Diluted	$2,119	$2,164	$685
Diluted weighted average common units outstanding	800	799	718
Diluted net income per common unit	$2.65	$2.71	$0.95

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$2,180	$2,216	$858
Other comprehensive income/(loss)	97	(260)	239
Comprehensive income	2,277	1,956	1,097
Comprehensive income attributable to noncontrolling interests	(9)	—	(2)
Comprehensive income attributable to PAA	$2,268	$1,956	$1,095

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN ACCUMULATED
OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
Balance at December 31, 2016	$(228)	$(782)	$1	$(1,009)

Reclassification adjustments	21	—	—	21
Unrealized loss on hedges	(16)	—	—	(16)
Currency translation adjustments	—	234	—	234
2017 Activity	5	234	—	239
Balance at December 31, 2017	$(223)	$(548)	$1	$(770)

Reclassification adjustments	8	—	—	8
Unrealized gain on hedges	38	—	—	38
Currency translation adjustments	—	(305)	—	(305)
Other	—	—	(1)	(1)
2018 Activity	46	(305)	(1)	(260)
Balance at December 31, 2018	$(177)	$(853)	$—	$(1,030)

Reclassification adjustments	9	—	—	9
Unrealized loss on hedges	(91)	—	—	(91)
Currency translation adjustments	—	179	—	179
2019 Activity	(82)	179	—	97
Balance at December 31, 2019	$(259)	$(674)	$—	$(933)

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,180	$2,216	$858
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	601	520	517
(Gains)/losses on asset sales and asset impairments, net	28	(114)	109
Equity-indexed compensation expense	34	79	41
Inventory valuation adjustments (Note 5)	11	8	35
Deferred income tax expense/(benefit)	(46)	132	16
Settlement of terminated interest rate hedging instruments	(55)	14	(29)
Equity earnings in unconsolidated entities	(388)	(375)	(290)
Distributions on earnings from unconsolidated entities	401	422	304
Gain on investment in unconsolidated entities	(271)	(200)	—
Other	21	39	(3)
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable and other	(1,158)	309	(511)
Inventory	(5)	(75)	605
Trade accounts payable and other	1,151	(367)	847
Net cash provided by operating activities	2,504	2,608	2,499

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired (Note 7)	(50)	—	(1,280)
Investments in unconsolidated entities (Note 9)	(524)	(468)	(416)
Additions to property, equipment and other	(1,181)	(1,634)	(1,024)
Proceeds from sales of assets (Note 7)	77	1,334	1,083
Return of investment from unconsolidated entities (Note 9)	—	10	21
Cash received from sales of linefill and base gas	—	—	49
Cash paid for purchases of linefill and base gas	(74)	(45)	(2)
Other investing activities	(13)	(10)	(1)
Net cash used in investing activities	(1,765)	(813)	(1,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under commercial paper program (Note 11)	93	(123)	(690)
Net borrowings/(repayments) under senior secured hedged inventory facility (Note 11)	325	(778)	36
Proceeds from GO Zone term loans (Note 11)	—	200	—
Proceeds from the issuance of senior notes (Note 11)	998	—	—
Repayments of senior notes (Note 11)	(1,000)	—	(1,350)
Net proceeds from the sale of Series B preferred units (Note 12)	—	—	788
Net proceeds from the sale of common units (Note 12)	—	—	1,664
Distributions paid to Series A preferred unitholders (Note 12)	(149)	(112)	—
Distributions paid to Series B preferred unitholders (Note 12)	(49)	(49)	(5)
Distributions paid to common unitholders (Note 12)	(1,004)	(871)	(1,386)
Sale of noncontrolling interest in a subsidiary (Note 12)	128	—	—
Other financing activities	(62)	(24)	—
Net cash used in financing activities	(720)	(1,757)	(943)

Effect of translation adjustment on cash	(3)	(9)	4

Net increase/(decrease) in cash and cash equivalents and restricted cash	16	29	(10)
Cash and cash equivalents and restricted cash, beginning of period	66	37	47
Cash and cash equivalents and restricted cash, end of period	$82	$66	$37

Cash paid for:
Interest, net of amounts capitalized	$397	$400	$486
Income taxes, net of amounts refunded	$136	$21	$50

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
Balance at December 31, 2016	$1,508	$—	$7,251	$8,759	$57	$8,816

Net income	—	11	845	856	2	858
Distributions (Note 12)	—	(11)	(1,386)	(1,397)	(2)	(1,399)
Sale of Series B preferred units	—	788	—	788	—	788
Sales of common units	—	—	1,664	1,664	—	1,664
Acquisition of interest in Advantage Joint Venture (Note 7)	—	—	40	40	—	40
Sale of interest in SLC Pipeline LLC (Note 12)	—	—	—	—	(57)	(57)
Other comprehensive income	—	—	239	239	—	239
Equity-indexed compensation expense	—	—	22	22	—	22
Other	(3)	—	(10)	(13)	—	(13)
Balance at December 31, 2017	$1,505	$788	$8,665	$10,958	$—	$10,958

Impact of adoption of ASU 2017-05	—	—	113	113	—	113
Balance at January 1, 2018	1,505	788	8,778	11,071	—	11,071
Net income	149	49	2,018	2,216	—	2,216
Distributions (Note 12)	(149)	(49)	(871)	(1,069)	—	(1,069)
Other comprehensive loss	—	—	(260)	(260)	—	(260)
Equity-indexed compensation expense	—	—	56	56	—	56
Other	—	(1)	(11)	(12)	—	(12)
Balance at December 31, 2018	$1,505	$787	$9,710	$12,002	$—	$12,002

Net income	149	49	1,973	2,171	9	2,180
Distributions (Note 12)	(149)	(49)	(1,004)	(1,202)	(6)	(1,208)
Other comprehensive income	—	—	97	97	—	97
Equity-indexed compensation expense	—	—	17	17	—	17
Sale of noncontrolling interest in a subsidiary (Note 12)	—	—	(2)	(2)	130	128
Other	—	—	(21)	(21)	—	(21)
Balance at December 31, 2019	$1,505	$787	$10,770	$13,062	$133	$13,195

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

We own and operate midstream energy infrastructure and provide logistics services primarily for crude oil, natural gas liquids (“NGL”) and natural gas. We own an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins and transportation corridors and at major market hubs in the United States and Canada. Our business activities are conducted through three operating segments: Transportation, Facilities and Supply and Logistics. See Note 21 for further discussion of our operating segments.

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of December 31, 2019, AAP also owned a limited partner interest in us through its ownership of approximately 249.6 million of our common units (approximately 31% of our total outstanding common units and Series A preferred units combined). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at December 31, 2019, owned an approximate 73% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

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

Basis of Consolidation and Presentation

The accompanying financial statements and related notes present and discuss our consolidated financial position as of December 31, 2019 and 2018, and the consolidated results of our operations, cash flows, changes in partners’ capital, comprehensive income and changes in accumulated other comprehensive income/(loss) for the years ended December 31, 2019, 2018 and 2017. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation.

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

Certain of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities’ respective functional currencies. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are generally included in the Consolidated Statements of Operations. However, gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments. The revaluation of foreign currency transactions and monetary assets and liabilities resulted in amounts recorded to the Consolidated Statements of Operations of a net gain of $1 million in each of the years ended December 31, 2019 and 2018 and a net gain of $21 million for the year ended December 31, 2017.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of all unrestricted demand deposits and funds invested in highly liquid instruments with original maturities of three months or less and typically exceed federally insured limits. We periodically assess the financial condition of the institutions where these funds are held and believe that our credit risk is minimal.

In accordance with our policy, unless they may be covered by funds on deposit, outstanding checks are classified as trade accounts payable rather than negative cash. As of December 31, 2019 and 2018, trade accounts payable included $38 million and $57 million, respectively, of outstanding checks that were reclassified from cash and cash equivalents.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Restricted cash includes cash held by us that is unavailable for general use and is comprised of amounts advanced to us by certain equity method investees related to the construction of fixed assets where we serve as construction manager. The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on our Consolidated Balance Sheet that sum to the total of the amount shown on our Consolidated Statement of Cash Flows as of December 31, 2019 (in millions):

December 31, 2019
Cash and cash equivalents	$45
Restricted cash	37
Total cash and cash equivalents and restricted cash	$82

We did not have any restricted cash as of December 31, 2018.

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

A small portion of our contractual or regulatory obligations is related to assets that are inactive or that we plan to take out of service and, although the ultimate timing and costs to settle these obligations are not known with certainty, we have recorded a reasonable estimate of these obligations. The following table presents the change in the liability for asset retirement obligations, of which $135 million, $107 million and $99 million were reflected in “Other long-term liabilities and deferred credits” with the remaining portion reflected in “Other current liabilities” on our Consolidated Balance Sheets as of December 31, 2019, 2018 and 2017, respectively (in millions):

	December 31,
	2019	2018	2017
Beginning balance	$109	$103	$44
Liabilities incurred	3	3	33
Liabilities settled	(3)	(3)	(4)
Accretion expense	5	4	3
Revisions in estimated cash flows	23	2	27
Ending balance	$137	$109	$103

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

Other Significant Accounting Policies

See the respective footnotes for our accounting policies regarding (i) revenues and accounts receivable, (ii) net income per common unit, (iii) inventory, linefill and base gas and long-term inventory, (iv) property and equipment, (v) acquisitions, (vi) goodwill, (vii) investments in unconsolidated entities, (viii) other long-term assets, net, (ix) income allocation for partners’ capital presentation purposes, (x) derivatives and risk management activities, (xi) leases, (xii) income taxes, (xiii) equity-indexed compensation and (xiv) legal and environmental matters.

Recent Accounting Pronouncements
In December 2019, the FASB issued 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes based on changes suggested by stakeholders as part of the FASB’s simplification initiative. This guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We expect to adopt this guidance on January 1, 2021, and we are currently evaluating the effect that our adoption of this guidance will have on our financial position, results of operations and cash flows.

        In April 2019, the FASB issued 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies certain aspects of accounting for credit losses, hedging activities and financial instruments. We will adopt this guidance effective January 1, 2020, and do not anticipate that the adoption will have a material impact on our financial position, results of operations or cash flows.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, in response to stakeholder observations that improvements could be made by requiring reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety as currently required in GAAP. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We will adopt this guidance effective January 1, 2020, and do not anticipate that the adoption will have a material impact on our financial position, results of operations or cash flows.

In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes, to include the OIS rate based on SOFR as an eligible benchmark interest rate during the early stages of the marketplace transition to facilitate the LIBOR to SOFR transition and provide sufficient lead time for entities to prepare for changes to interest rate risk hedging strategies for both risk management and hedge accounting purposes. This guidance is effective for interim and annual periods beginning after December 15, 2018, and must be adopted concurrently with the amendments in ASU 2017-12 (see below). We adopted this guidance effective January 1, 2019, and our adoption did not have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), to address the accounting for implementation costs of a hosting arrangement that is a service contract and to align the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We will adopt this guidance effective January 1, 2020, and do not anticipate that the adoption will have a material impact on our financial position, results of operations or cash flows.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, modifying the disclosure requirements on fair value measurements in Topic 820. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We will adopt this guidance effective January 1, 2020, and will apply the new guidance to any applicable disclosures.

In July 2018, the FASB issued ASU 2018-09, Codification Improvements, which makes updates for clarifications, technical corrections and other minor improvements to a wide variety of Topics to make the ASC easier to understand and to apply. The transition and effective date is based on the facts and circumstances of each amendment with some amendments effective upon issuance. The remaining amendments are effective for annual periods beginning after December 15, 2018. We adopted this guidance effective January 1, 2019, and our adoption did not have a material impact on our financial position, results of operations or cash flows.

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which expands the scope of Topic 718 to include share-based payment awards to nonemployees and eliminates the classification differences for employee and nonemployee share-based payment awards. This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted this guidance effective January 1, 2019, and our adoption did not have a material impact on our financial position, results of operations or cash flows.

In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results. Under the new guidance, (i) more financial and nonfinancial hedging strategies will be eligible for hedge accounting, (ii) presentation and disclosure requirements are amended and (iii) companies will change the way they assess effectiveness. This guidance is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted. We adopted this guidance effective January 1, 2019, and our adoption did not have a material impact on our financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (followed by a series of related accounting standard updates), which amends guidance on the impairment of financial instruments and adds an impairment model (known as the current expected credit loss (or CECL) model) that is based on expected losses rather than incurred losses. This guidance will become effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted by one year. We will adopt this guidance effective January 1, 2020, and do not anticipate that the adoption will have a material impact on our financial position, results of operations or cash flows.

In February 2016, the FASB issued ASU 2016-02, Leases, (followed by a series of related accounting standard updates (collectively referred to as “Topic 842”)), that revises the current accounting model for leases. The most significant changes are the clarification of the definition of a lease and required lessee recognition on the balance sheet of right-of-use assets and lease liabilities with lease terms of more than 12 months (with the election of the practical expedient to exclude short-term leases on the balance sheet), including extensive quantitative and qualitative disclosures. This guidance became effective for interim and annual periods beginning after December 15, 2018. We adopted this guidance effective January 1, 2019. Our adoption resulted in the recording of additional net lease right-of-use assets and lease liabilities of approximately $560 million and $570 million, respectively, on January 1, 2019, and did not have a material impact on our results of operations or cash flows.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We elected the package of practical expedients permitted under the transition guidance within Topic 842, which, among other things, allowed us to carry forward the historical accounting related to lease identification, classification and indirect costs. We also elected the practical expedient related to land easements, allowing us to carry forward our accounting treatment for land easements (including rights of way) on existing agreements. Additionally, we elected the non-lease component separation practical expedient for certain classes of assets where we are the lessee and for all classes where we are the lessor. Further, we elected the practical expedient which provides us with an optional transitional method, thereby applying the new guidance at the effective date, without adjusting the comparative periods and, if necessary, recognizing a cumulative-effect adjustment to the opening balance of Partners’ Capital upon adoption. There was no impact to retained earnings related to our adoption. We did not elect the practical expedient related to using hindsight in determining the lease term as this was not relevant following our election of the optional transitional method. We implemented a process to evaluate the impact of adopting this guidance on each type of lease contract we have entered into with counterparties. Our implementation team determined appropriate changes to our business processes, systems and controls to support recognition and disclosure under Topic 842. In addition to the above, which primarily relates to our accounting as a lessee, our accounting from a lessor perspective remains substantially unchanged under Topic 842. See Note 14 for information about our leases.

Note 3—Revenues and Accounts Receivable

Revenue Recognition

On January 1, 2018, we adopted Revenues from Contracts with Customers (“Topic 606”) using the modified retrospective approach applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 605, Revenue Recognition.

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

Supply and Logistics Segment Revenues from Contracts with Customers. The following table presents our Supply and Logistics segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Year Ended December 31,
	2019	2018
Supply and Logistics segment revenues from contracts with customers
Crude oil transactions	$30,082	$29,592
NGL and other transactions	1,884	3,108
Total Supply and Logistics segment revenues from contracts with customers	$31,966	$32,700

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

In addition, we have certain crude oil sales agreements that are entered into in conjunction with storage arrangements and future inventory exchanges. The revenues under these agreements are deferred until all performance obligations associated with the related agreements are completed. The inventory that has been sold under these crude oil sales agreements is reflected in “Other current assets” on our Consolidated Balance Sheet until all of our performance obligations are complete. At that time, the inventory that has been sold is removed from our Consolidated Balance Sheet and recorded as “Purchases and related costs” in our Consolidated Statement of Operations. At December 31, 2019, other current assets and deferred revenue associated with these agreements were approximately $142 million and $155 million, respectively. At December 31, 2018, other current assets and deferred revenue associated with these agreements was approximately $115 million and $116 million, respectively. See Contract Balances below for further discussion of contract liabilities associated with these agreements.

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

Transportation Segment Revenues from Contracts with Customers. The following table presents our Transportation segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Year Ended December 31,
	2019	2018
Transportation segment revenues from contracts with customers
Tariff activities:
Crude oil pipelines	$2,039	$1,724
NGL pipelines	99	103
Total tariff activities	2,138	1,827
Trucking	145	149
Total Transportation segment revenues from contracts with customers	$2,283	$1,976

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

Facilities Segment Revenues from Contracts with Customers. The following table presents our Facilities segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Year Ended December 31,
	2019	2018
Facilities segment revenues from contracts with customers
Crude oil, NGL and other terminalling and storage	$697	$688
NGL and natural gas processing and fractionation	349	364
Rail load / unload	76	84
Total Facilities segment revenues from contracts with customers	$1,122	$1,136

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reconciliation to Total Revenues of Reportable Segments. Topic 606 requires us to provide information about the relationship between the disaggregated revenues presented above and segment revenues. These disclosures only include information regarding revenues associated with consolidated entities, and revenues from entities accounted for by the equity method are not included in the disclosures. The following tables present the reconciliation of our revenues from contracts with customers (as described above for each segment) to segment revenues and total revenues as disclosed in our Consolidated Statements of Operations (in millions):

Year Ended December 31, 2019	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$2,283	$1,122	$31,966	$35,371
Other items in revenues	37	49	310	396
Total revenues of reportable segments	$2,320	$1,171	$32,276	$35,767
Intersegment revenues				(2,098)
Total revenues				$33,669

Year Ended December 31, 2018	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$1,976	$1,136	$32,700	$35,812
Other items in revenues	14	25	122	161
Total revenues of reportable segments	$1,990	$1,161	$32,822	$35,973
Intersegment revenues				(1,918)
Total revenues				$34,055

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

At December 31, 2019 and December 31, 2018, counterparty deficiencies associated with contracts with customers and buy/sell arrangements that include minimum volume commitments totaled $42 million and $62 million, respectively, of which $22 million and $40 million, respectively, was recorded as a contract liability. The remaining balance of $20 million and $22 million at December 31, 2019 and December 31, 2018, respectively, was related to deficiencies for which the counterparties had not met their contractual minimum commitments and were not reflected in our Consolidated Financial Statements as we had not yet billed or collected such amounts.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the contract liability balance (in millions):

Contract Liabilities
Balance at December 31, 2017	$90
Amounts recognized as revenue	(81)
Additions (1) (2)	332
Other	(3)
Balance at December 31, 2018	$338
Amounts recognized as revenue	(227)
Additions (3)	244
Other	(1)
Balance at December 31, 2019	$354

(1) Includes approximately $116 million associated with crude oil sales agreements that are entered into in conjunction with storage arrangements and future inventory exchanges. Such amount was recognized as revenue in the first quarter of 2019.
(2) Includes $100 million associated with long-term capacity agreements with Cactus II Pipeline LLC. See Note 9 for additional information.
(3) Includes approximately $155 million associated with crude oil sales agreements that are entered into in conjunction with storage arrangements and future inventory exchanges. Such amount is expected to be recognized as revenue in the first quarter of 2020.

Remaining Performance Obligations. Topic 606 requires a presentation of information about partially and wholly unsatisfied performance obligations under contracts that exist as of the end of the period. The information includes the amount of consideration allocated to those remaining performance obligations and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. These contracts are all within the scope of Topic 606. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of December 31, 2019 (in millions):

	2020	2021	2022	2023	2024	2025 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$164	$170	$170	$168	$146	$698
Storage, terminalling and throughput agreement revenues	404	312	242	188	147	366
Total	$568	$482	$412	$356	$293	$1,064

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The presentation above does not include (i) expected revenues from legacy shippers not underpinned by minimum volume commitments, including pipelines where there are no or limited alternative pipeline transportation options, (ii) intersegment revenues and (iii) the amount of consideration associated with certain income generating contracts, which include a fixed minimum level of service, that are either not within the scope of Topic 606 or do not meet the requirements for presentation as remaining performance obligations under Topic 606. The following are examples of contracts that are not included in the table above because they are not within the scope of Topic 606 or do not meet the Topic 606 requirements for presentation:

•Minimum volume commitments on certain of our joint venture pipeline systems;
•Acreage dedications;
•Supply and Logistics buy/sell arrangements with future committed volumes;
•All other Supply and Logistics contracts, due to the election of practical expedients related to variable consideration and short-term contracts, as discussed below;
•Transportation and Facilities contracts that are short-term, as discussed below;
•Contracts within the scope of ASC Topic 842, Leases; and
•Contracts within the scope of ASC Topic 815, Derivatives and Hedging.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record a reserve for amounts that we expect will not be fully recovered. We do not apply actual balances against the reserve until we have exhausted substantially all collection efforts. At December 31, 2019 and December 31, 2018, substantially all of our trade accounts receivable (net of allowance for doubtful accounts) were less than 30 days past their scheduled invoice date. Our allowance for doubtful accounts receivable totaled $3 million at both December 31, 2019 and December 31, 2018. Although we consider our allowance for doubtful accounts receivable to be adequate, actual amounts could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Consolidated Balance Sheets (in millions):

	December 31,
	2019	2018
Trade accounts receivable arising from revenues from contracts with customers	$3,381	$2,277
Other trade accounts receivables and other receivables (1)	3,576	2,732
Impact due to contractual rights of offset with counterparties	(3,343)	(2,555)
Trade accounts receivable and other receivables, net	$3,614	$2,454

(1) The balance is comprised primarily of accounts receivable associated with buy/sell arrangements that are not within the scope of Topic 606.

Note 4—Net Income Per Common Unit

After consideration of distributions to preferred unitholders (whether paid in cash or in-kind), basic and diluted net income per common unit is determined pursuant to the two-class method as prescribed in FASB guidance. This method is an earnings allocation formula that is used to determine allocations to our limited partners and participating securities according to distributions pertaining to the current period’s net income and participation rights in undistributed earnings or distributions in excess of earnings. Under the two-class method, net income is reduced by distributions pertaining to the period, and all remaining earnings or distributions in excess of earnings are then allocated to our common unitholders and participating securities based on their respective rights to share in distributions, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. Participating securities include equity-indexed compensation plan awards that have vested DERs, which entitle the grantee to a cash payment equal to the cash distribution paid on our outstanding common units.

We calculate basic and diluted net income per common unit by dividing net income attributable to PAA (after deducting amounts allocated to the preferred unitholders and participating securities) by the basic and diluted weighted average number of common units outstanding during the period.

The diluted weighted average number of common units is computed based on the weighted average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units and (ii) our equity-indexed compensation plan awards. See Note 12 for additional information regarding our Series A preferred units. See Note 18 for a complete discussion of our equity-indexed compensation plan awards. When applying the if-converted method prescribed by FASB guidance, the possible conversion of our Series A preferred units was excluded from the calculation of diluted net income per common unit for the year ended December 31, 2017 as the effect was antidilutive. Our equity-indexed compensation plan awards that contemplate the issuance of common units are considered dilutive unless (i) they become vested only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. Equity-indexed compensation plan awards that were deemed to be dilutive during the three years ended December 31, 2019 were reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income per common unit (in millions, except per unit data):

	Year Ended December 31,
	2019	2018	2017
Basic Net Income per Common Unit
Net income attributable to PAA	$2,171	$2,216	$856
Distributions to Series A preferred unitholders	(149)	(149)	(142)
Distributions to Series B preferred unitholders	(49)	(49)	(11)
Distributions to participating securities	(3)	(3)	(2)
Other	(3)	(6)	(16)
Net income allocated to common unitholders (1)	$1,967	$2,009	$685

Basic weighted average common units outstanding	727	726	717

Basic net income per common unit	$2.70	$2.77	$0.96

Diluted Net Income per Common Unit
Net income attributable to PAA	$2,171	$2,216	$856
Distributions to Series A preferred unitholders	—	—	(142)
Distributions to Series B preferred unitholders	(49)	(49)	(11)
Distributions to participating securities	(3)	(3)	(2)
Other	—	—	(16)
Net income allocated to common unitholders (1)	$2,119	$2,164	$685

Basic weighted average common units outstanding	727	726	717
Effect of dilutive securities:
Series A preferred units	71	71	—
Equity-indexed compensation plan awards	2	2	1
Diluted weighted average common units outstanding	800	799	718

Diluted net income per common unit	$2.65	$2.71	$0.95

(1)We calculate net income allocated to common unitholders based on the distributions pertaining to the current period’s net income (whether paid in cash or in-kind). After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings (i.e., undistributed loss), if any, are allocated to the common unitholders and participating securities in accordance with the contractual terms of our partnership agreement in effect for the period and as further prescribed under the two-class method.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory primarily consists of crude oil and NGL in pipelines, storage facilities and railcars that are valued at the lower of cost or net realizable value, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Consolidated Statements of Operations. During the years ended December 31, 2019, 2018 and 2017, we recorded charges of $11 million, $8 million and $35 million, respectively, related to the writedown of our crude oil inventory due to declines in prices. A portion of these inventory valuation adjustments was offset by the recognition of gains on derivative instruments being utilized to hedge future sales of our crude oil inventory. Such gains were recorded to “Supply and Logistics segment revenues” in our accompanying Consolidated Statements of Operations. See Note 13 for discussion of our derivative and risk management activities.

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

Linefill and base gas carrying amounts are reviewed for impairment in accordance with FASB guidance with respect to accounting for the impairment or disposal of long-lived assets. Carrying amounts that are not expected to be recoverable through future cash flows are written down to estimated fair value. See Note 6 for further discussion regarding impairment of long-lived assets. During 2019, 2018 and 2017, we did not recognize any impairments of linefill and base gas.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	December 31, 2019				December 31, 2018
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	8,613	barrels	$450	$52.25	9,657	barrels	$367	$38.00
NGL	7,574	barrels	142	$18.75	10,384	barrels	262	$25.23
Other	N/A		12	N/A	N/A		11	N/A
Inventory subtotal			604				640

Linefill and base gas
Crude oil	14,316	barrels	826	$57.70	13,312	barrels	761	$57.17
NGL	1,701	barrels	47	$27.63	1,730	barrels	47	$27.17
Natural gas	24,976	Mcf	108	$4.32	24,976	Mcf	108	$4.32
Linefill and base gas subtotal			981				916

Long-term inventory
Crude oil	2,598	barrels	152	$58.51	1,890	barrels	79	$41.80
NGL	1,707	barrels	30	$17.57	2,368	barrels	57	$24.07
Long-term inventory subtotal			182				136

Total			$1,767				$1,692

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

Note 6—Property and Equipment

In accordance with our capitalization policy, expenditures made to expand the existing operating and/or earnings capacity of our assets are capitalized. We also capitalize certain costs directly related to the construction of such assets, including related internal labor costs, engineering costs and interest costs. For the years ended December 31, 2019, 2018 and 2017, capitalized interest recorded to property and equipment was $14 million, $21 million and $17 million, respectively. In addition, we capitalize interest related to investments in certain unconsolidated entities. See Note 9 for additional information. We also capitalize expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. Repair and maintenance expenditures incurred in order to maintain the day to day operation of our existing assets are expensed as incurred.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net is stated at cost and consisted of the following (in millions):

	Estimated Useful Lives (Years)	December 31,
		2019	2018
Pipelines and related facilities (1)	10 - 70	$11,114	$10,137
Storage, terminal and rail facilities	10 - 70	6,134	5,854
Trucking equipment and other	2 - 15	486	410
Construction in progress	N/A	518	795
Office property and equipment	2 - 50	269	248
Land and other	N/A	427	422
Property and equipment, gross		18,948	17,866
Accumulated depreciation		(3,593)	(3,079)
Property and equipment, net		$15,355	$14,787

(1)We include rights-of-way, which are intangible assets, in our Pipelines and related facilities amounts within property and equipment.

We calculate our depreciation using the straight-line method, based on estimated useful lives and salvage values of our assets. Depreciation expense for the years ended December 31, 2019, 2018 and 2017 was $525 million, $454 million and $463 million, respectively. See “Impairment of Long-Lived Assets” below for a discussion of our policy for the recognition of asset impairments.

As of December 31, 2019, 2018 and 2017, we incurred liabilities for construction in progress that had not been paid of $120 million, $206 million and $127 million, respectively.

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

We periodically evaluate property and equipment and other long-lived assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The evaluation is highly dependent on the underlying assumptions of related cash flows. The subjective assumptions used to determine the existence of an impairment in carrying value include:
•whether there is an indication of impairment;
•the grouping of assets;
•the intention of “holding,” “abandoning” or “selling” an asset;
•the forecast of undiscounted expected future cash flow over the asset’s estimated useful life; and
•if an impairment exists, the fair value of the asset or asset group.

In addition, when we evaluate property and equipment and other long-lived assets for recoverability, it may also be necessary to review related depreciation estimates and methods.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We did not recognize any material impairments during the years ended December 31, 2019 or 2018. During the year ended December 31, 2017, we recognized $152 million of non-cash charges related to the write-down of certain of our long-lived rail and other terminal assets included in our Facilities segment due to asset impairments and accelerated depreciation. Such charges are reflected in “(Gains)/losses on asset sales and asset impairments, net” on our Consolidated Financial Statements. The decline in demand for movements of crude oil by rail in the United States due to sustained unfavorable market conditions resulted in expected decreases in future cash flows for certain of our rail terminal assets, which was a triggering event that required us to assess the recoverability of our carrying value of such long-lived assets. As a result of our impairment review, we wrote off the portion of the carrying amount of these long-lived assets that exceeded their fair value. Our estimated fair values were based upon recent sales prices of comparable facilities, as well as management’s expectation of the market values for such assets based on their industry experience. We consider such inputs to be a Level 3 input in the fair value hierarchy.

Note 7—Acquisitions and Divestitures

Acquisitions

The following acquisitions were accounted for using the acquisition method of accounting (excluding asset acquisitions or acquired interests accounted for under the equity method of accounting mentioned specifically below) and the determination of the fair value of the assets and liabilities acquired has been estimated in accordance with the applicable accounting guidance.

In February 2020, we acquired Felix Midstream LLC (“Felix Midstream”) from Felix Energy Holdings II, LLC (“Felix Energy”) for approximately $305 million. Felix Midstream owns and operates a newly constructed crude oil gathering system in the Delaware Basin, with associated crude oil storage and truck offloading capacity, and is supported by a long-term acreage dedication. The assets acquired will primarily be included in our Transportation segment. The initial accounting for this acquisition was not complete as of the financial statements issuance date.

During the second quarter of 2019, we acquired a crude oil terminal, including tank bottoms and linefill, in Cushing, Oklahoma for cash consideration of $44 million, which was accounted for as an asset acquisition.

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
		$1,215

Intangible assets are included in “Other long-term assets, net” on our Consolidated Balance Sheets. The determination of fair value to intangible assets above is comprised of five acreage dedication contracts and associated customer relationships that will be amortized over a remaining weighted average useful life of approximately 20 years. The value assigned to such intangible assets will be amortized to earnings using methods that closely resemble the pattern in which the economic benefits will be consumed. Amortization expense was approximately $34 million, $25 million and $10 million during the years ended December 31, 2019, 2018 and 2017, respectively, and the future amortization expense through 2022 is estimated as follows (in millions):

2020	$42
2021	$48
2022	$54

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Divestitures

In January 2020, we signed a definitive agreement to sell certain of our Los Angeles Basin crude oil terminals for $195 million, subject to certain adjustments. We expect the transaction to close in the second half of 2020, subject to customary closing conditions, including the receipt of regulatory approvals, and anticipate we will recognize a loss of approximately $160 million, including goodwill that will be included as part of the disposal group.

During the year ended December 31, 2019, we sold certain non-core assets for total proceeds of $77 million that primarily consisted of a storage terminal in North Dakota, which was previously reported in our Facilities segment. For the year ended December 31, 2019, we recognized a net loss related to these asset sales of $16 million, which is comprised of gains of $31 million and losses of $47 million. Such amounts are included in "(Gains)/losses on asset sales and asset impairments, net" on our Consolidated Statement of Operations.

During the year ended December 31, 2018, we received proceeds from asset sales of $1.334 billion, which primarily consisted of the sale of a 30% interest in BridgeTex Pipeline Company, LLC for proceeds of $868 million, resulting in a gain of $200 million. See Note 9 for additional discussion. The other assets sold during the year ended December 31, 2018 primarily included non-core property and equipment or are associated with the formation of strategic joint ventures and were previously reported in our Facilities and Transportation segments. For the year ended December 31, 2018, we recognized a net gain on sales of assets of $120 million, which is comprised of gains of $146 million and losses of $26 million. Such amounts are included in “(Gains)/losses on asset sales and asset impairments, net” on our Consolidated Statement of Operations.

During the year ended December 31, 2017, we sold certain non-core assets for total proceeds of $1.083 billion, including:
•certain of our Bay Area terminal assets located in California;
•our Bluewater natural gas storage facility located in Michigan;
•certain non-core pipelines in the Rocky Mountain and Bakken regions, including our interest in SLC Pipeline LLC;
•non-core pipeline segments primarily located in the Midwestern United States; and
•a 40% undivided interest in a segment of our Red River Pipeline extending from Cushing, Oklahoma to the Hewitt Station near Ardmore, Oklahoma for our net book value.

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

We completed our goodwill impairment test as of June 30, 2019 using a quantitative assessment, which also includes a sensitivity analysis regarding the excess of our reporting unit’s fair value over book value. We determined that the fair value of each reporting unit was greater than its respective book value; therefore, goodwill was not considered impaired. We did not recognize any impairments of goodwill during the last three years.

Goodwill by segment and changes in goodwill is reflected in the following table (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2017	$1,070	$988	$508	$2,566
Foreign currency translation adjustments	(19)	(8)	(5)	(32)
Divestitures	(11)	(2)	—	(13)
Balance at December 31, 2018	$1,040	$978	$503	$2,521
Foreign currency translation adjustments	12	4	3	19
Balance at December 31, 2019	$1,052	$982	$506	$2,540

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our investments in unconsolidated entities consisted of the following (in millions, except percentage data):

		Ownership Interest at December 31, 2019	Investment Balance December 31,

Entity (1)	Type of Operation		2019	2018
Advantage Pipeline Holdings LLC (“Advantage Joint Venture”)	Crude Oil Pipeline	50%	$76	$72
BridgeTex Pipeline Company, LLC (“BridgeTex”)	Crude Oil Pipeline	20%	431	435
Cactus II Pipeline LLC (“Cactus II”)	Crude Oil Pipeline	65%	738	455
Caddo Pipeline LLC	Crude Oil Pipeline	50%	65	65
Capline Pipeline Company LLC	Crude Oil Pipeline (2) (3)	54%	484	—
Cheyenne Pipeline LLC (“Cheyenne”)	Crude Oil Pipeline	50%	44	44
Cushing Connect Pipeline & Terminal LLC	Crude Oil Pipeline (3) and Terminal	50%	23	—
Diamond Pipeline LLC (“Diamond”)	Crude Oil Pipeline	50%	476	479
Eagle Ford Pipeline LLC (“Eagle Ford Pipeline”)	Crude Oil Pipeline	50%	382	383
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Terminals”)	Crude Oil Terminal and Dock	50%	126	108
Midway Pipeline LLC	Crude Oil Pipeline	50%	76	78
Red Oak Pipeline LLC (“Red Oak”)	Crude Oil Pipeline (3)	50%	20	—
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	Crude Oil Pipeline	40%	234	215
Settoon Towing, LLC	Barge Transportation Services	50%	59	58
STACK Pipeline LLC (“STACK”)	Crude Oil Pipeline	50%	117	120
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	196	190
Wink to Webster Pipeline LLC (“W2W Pipeline”)	Crude Oil Pipeline (3)	16%	136	—
Total Investments in Unconsolidated Entities			$3,683	$2,702

(1)Except for Eagle Ford Terminals, which is reported in our Facilities segment, the financial results from the entities are reported in our Transportation segment.
(2)The Capline pipeline was taken out of service pending the reversal of the pipeline system.
(3)Asset is currently under construction or development by the entity and has not yet been placed in service.

Formations and Divestitures

Capline LLC. During the first quarter of 2019, the owners of the Capline pipeline system contributed their undivided joint interests in the system to a newly formed entity, Capline Pipeline Company LLC (“Capline LLC”), in exchange for equity interests in such entity. After the contribution, Capline LLC owns 100% of the pipeline system. Each owner’s undivided joint interest in the Capline pipeline system prior to the transaction is equal to each owner’s equity interest in Capline LLC. Although we own a majority of Capline LLC’s equity, we do not have a controlling financial interest in Capline LLC because the other members have substantive participating rights. Therefore, we account for our ownership interest in Capline LLC as an equity method investment.

Under applicable accounting rules, the transaction resulted in a “loss of control” of our undivided joint interest, which was derecognized and contributed to Capline LLC. The “loss of control” required us to measure our equity interest in Capline LLC at fair value. At the time of the transaction, our 54% undivided joint interest in the Capline pipeline system had a carrying value of $175 million, which primarily related to property and equipment included in our Transportation segment. We determined the fair value of our investment in Capline LLC to be approximately $444 million, resulting in the recognition of a gain of $269 million during the year ended December 31, 2019. Such gain is included in “Gain on investment in unconsolidated entities” on our Consolidated Statement of Operations.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of our investment in Capline LLC was based on an income approach utilizing a discounted cash flow analysis. The cash flow forecasts require the use of various assumptions and estimates which include those related to the timing and amount of capital expenditures, the expected tariff rates and volumes of crude oil, and the terminal value. We probability-weighted various forecasted cash flow scenarios utilized in the analysis when we considered the possible outcomes. We used a discount rate representing our estimate of the risk adjusted discount rate that would be used by market participants. If shipper interest varies from the levels assumed in our model, the related cash flows, and thus the fair value of our investment, could be materially impacted. The fair value of our investment was determined using significant unobservable inputs, or Level 3 inputs in the fair value hierarchy.

W2W Pipeline. In 2019, we participated in the formation of W2W Pipeline, a joint venture with subsidiaries of ExxonMobil, Lotus Midstream, LLC and three additional entities, in which we own a 16% interest. We account for our interest in W2W Pipeline under the equity method of accounting. W2W Pipeline is currently developing a new pipeline system that will originate in the Permian Basin in West Texas and transport crude oil to the Texas Gulf Coast. The pipeline system will provide approximately 1.5 million barrels per day of crude oil and condensate capacity and is targeted to commence operations in 2021. W2W Pipeline has entered into an undivided joint-ownership arrangement with a subsidiary of Enterprise Products Partners, L.P. that has acquired 29% of the capacity of the pipeline segment from Midland, Texas to Webster, Texas, and W2W Pipeline now owns 71% of this segment of the pipeline.

Red Oak. In June 2019, we announced the formation of Red Oak, a joint venture with a subsidiary of Phillips 66. We own a 50% interest in Red Oak, which is currently developing a new pipeline that will provide crude oil transportation service from Cushing, Oklahoma, and the Permian Basin in West Texas to multiple destinations along the Texas Gulf Coast, including Corpus Christi, Ingleside, Houston and Beaumont, Texas. The pipeline system will provide approximately 1 million barrels per day of capacity, and initial service from Cushing to the Gulf Coast is targeted to commence in the first half of 2021, subject to receipt of applicable permits and regulatory approvals. We account for our interest in Red Oak under the equity method of accounting.

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

Cushing Connect. During the fourth quarter of 2019, we announced the formation of Cushing Connect Pipeline & Terminal LLC, a joint venture with Holly Energy Partners LP for (i) the development and construction of a new 160,000 barrel per day pipeline that will connect the Cushing, Oklahoma crude oil hub to the Tulsa, Oklahoma refining complex owned by a subsidiary of HollyFrontier Corporation and (ii) the ownership and operation of 1.5 million barrels of crude oil storage in Cushing, Oklahoma (the “JV Terminal”). We contributed the crude oil storage to Cushing Connect and own a 50% interest, which is accounted for under the equity method of accounting. The pipeline is expected to be in service during the first quarter of 2021.

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

In addition, during the second quarter of 2018, we received a $100 million advance cash payment from Cactus II associated with pipeline capacity agreements, which is recorded as long-term deferred revenue within “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheet. Such amount is being recognized in revenue ratably over the life of the contracts.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

BridgeTex. During the third quarter of 2018, we sold a 30% interest in BridgeTex for proceeds of $868 million, including working capital adjustments, and have retained a 20% interest. We recorded a gain of $200 million related to this sale, which is included in “Gain on investment in unconsolidated entities” on our Consolidated Statement of Operations. We continue to account for our remaining interest under the equity method of accounting.

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

Contributions

We generally fund our portion of development, construction or capital expansion projects of our equity method investees through capital contributions. Our contributions to these entities increase the carrying value of our investments and are reflected in our Consolidated Statements of Cash Flows as cash used in investing activities. During the years ended December 31, 2019, 2018 and 2017, we made cash contributions of $504 million, $459 million and $398 million, respectively, to certain of our equity method investees. In addition, we capitalized interest of $20 million, $9 million and $18 million during the years ended December 31, 2019, 2018 and 2017, respectively, related to contributions to unconsolidated entities for projects under development and construction. We anticipate that we will make additional contributions in 2020 related to ongoing projects.

Basis Differences

Our investments in unconsolidated entities exceeded our share of the underlying equity in the net assets of such entities by $349 million and $467 million at December 31, 2019 and 2018, respectively. Such basis differences are included in the carrying values of our investments on our Consolidated Balance Sheets. The portion of the basis differences attributable to depreciable or amortizable assets is amortized on a straight-line basis over the estimated useful life of the related assets, which reduces “Equity earnings in unconsolidated entities” on our Consolidated Statements of Operations. The portion of the basis differences attributable to goodwill is not amortized. The majority of the basis difference at both December 31, 2019 and 2018 was related to our ownership interest in BridgeTex.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information of Unconsolidated Entities

Combined summarized financial information for all of our unconsolidated entities is shown in the tables below (in millions). None of our unconsolidated entities have noncontrolling interests.

	December 31,
	2019	2018
Current assets	$652	$357
Noncurrent assets	$7,264	$4,861
Current liabilities	$298	$170
Noncurrent liabilities	$26	$30

	Year Ended December 31,
	2019	2018	2017
Revenues	$1,469	$1,235	$938
Operating income	$994	$824	$650
Net income	$995	$824	$640

Note 10—Other Long-Term Assets, Net

Other long-term assets, net of accumulated amortization, consisted of the following (in millions):

		December 31, 2019			December 31, 2018
	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer contracts and relationships	1 – 20	$1,134	$(463)	$671	$1,152	$(413)	$739
Property tax abatement	7 – 13	23	(18)	5	23	(16)	7
Other agreements	25 – 70	42	(11)	31	34	(8)	26
Intangible assets (1)		1,199	(492)	707	1,209	(437)	772
Other		152	(1)	151	144	—	144
Other long-term assets, net		$1,351	$(493)	$858	$1,353	$(437)	$916

(1)We include rights-of-way, which are intangible assets, in our pipeline and related facilities amounts within property and equipment. See Note 6 for a discussion of property and equipment.

Intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. We did not recognize any impairments of finite-lived intangible assets during the three years ended December 31, 2019.

Amortization expense for finite-lived intangible assets for the years ended December 31, 2019, 2018 and 2017 was $76 million, $66 million and $54 million, respectively. We estimate that our amortization expense related to finite-lived intangible assets for the next five years will be as follows (in millions):

2020	$77
2021	$73
2022	$74
2023	$69
2024	$67

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Debt

Debt consisted of the following (in millions):

	December 31, 2019	December 31, 2018
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 2.2% (1)	$93	$—
Senior secured hedged inventory facility, bearing a weighted-average interest rate of 2.7% (1)	325	—
Other	86	66
Total short-term debt	504	66

LONG-TERM DEBT
Senior notes:
2.60% senior notes due December 2019 (2)	—	500
5.75% senior notes due January 2020	—	500
5.00% senior notes due February 2021	600	600
3.65% senior notes due June 2022	750	750
2.85% senior notes due January 2023	400	400
3.85% senior notes due October 2023	700	700
3.60% senior notes due November 2024	750	750
4.65% senior notes due October 2025	1,000	1,000
4.50% senior notes due December 2026	750	750
3.55% senior notes due December 2029	1,000	—
6.70% senior notes due May 2036	250	250
6.65% senior notes due January 2037	600	600
5.15% senior notes due June 2042	500	500
4.30% senior notes due January 2043	350	350
4.70% senior notes due June 2044	700	700
4.90% senior notes due February 2045	650	650
Unamortized discounts and debt issuance costs	(61)	(59)
Senior notes, net of unamortized discounts and debt issuance costs	8,939	8,941
Other long-term debt:
GO Zone term loans, net of debt issuance costs of $1 and $2, respectively, bearing a weighted-average interest rate of 2.6% and 3.1%, respectively	199	198
Other	49	4
Total long-term debt	9,187	9,143
Total debt (3)	$9,691	$9,209

(1)We classified these commercial paper notes and credit facility borrowings as short-term as of December 31, 2019, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)As of December 31, 2018, we classified our $500 million, 2.60% senior notes due December 2019 as long-term based on our ability and intent to refinance such amounts on a long-term basis.
(3)Our fixed-rate senior notes had a face value of approximately $9.0 billion at both December 31, 2019 and 2018. We estimated the aggregate fair value of these notes as of December 31, 2019 and 2018 to be approximately $9.3 billion and $8.6 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

the reporting period. We estimate that the carrying value of outstanding borrowings under our credit facilities and commercial paper program and GO Zone term loans approximates fair value as interest rates reflect current market rates. The fair value estimates for our senior notes, credit facilities, commercial paper program and GO Zone term loans are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

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

Credit Agreements

Senior secured hedged inventory facility. We have a credit agreement that provides for a senior secured hedged inventory facility with a committed borrowing capacity of $1.4 billion, of which $400 million is available for the issuance of letters of credit. Subject to obtaining additional or increased lender commitments, the committed capacity of the facility may be increased to $1.9 billion. Proceeds from the facility are primarily used to finance purchased or stored hedged inventory, including NYMEX and ICE margin deposits. Such obligations under the committed facility are secured by the financed inventory and the associated accounts receivable and are repaid from the proceeds of the sale of the financed inventory. Borrowings accrue interest based, at our election, on either the Eurocurrency Rate or the Base Rate, in each case plus a margin based on our credit rating at the applicable time. The agreement also provides for one or more one-year extensions, subject to applicable approval. In August 2019, we amended this agreement to, among other things, extend the maturity date of the facility to August 2022 for each extending lender. The maturity date with respect to each non-extending lender (which represent aggregate commitments of approximately $45 million out of total commitments of $1.4 billion from all lenders) remains August 2021.

Senior unsecured revolving credit facility. We have a credit agreement that provides for a senior unsecured revolving credit facility with a committed borrowing capacity of $1.6 billion. Subject to obtaining additional or increased lender commitments, the committed capacity may be increased to $2.1 billion. The credit agreement also provides for the issuance of letters of credit. Borrowings accrue interest based, at our election, on the Eurocurrency Rate, the Base Rate or the Canadian Prime Rate, in each case plus a margin based on our credit rating at the applicable time. The agreement also provides for one or more one-year extensions, subject to applicable approval. In August 2019, we amended this agreement to, among other things, extend the maturity date of the facility to August 2024 for each extending lender.

GO Zone term loans.  In August 2018, we entered into an agreement for two $100 million term loans (the “GO Zone term loans”) from the remarketing of our $100 million Mississippi Business Finance Corporation Gulf Opportunity Zone Industrial Development Revenue Bonds (PAA Natural Gas Storage, L.P. Project), Series 2009 and our $100 million Mississippi Business Finance Corporation Gulf Opportunity Zone Industrial Development Revenue Bonds (PAA Natural Gas Storage, L.P. Project), Series 2010 (collectively, the “GO Bonds”). The GO Zone term loans accrue interest in accordance with the interest payable on the related GO Bonds as provided in the GO Bonds Indenture pursuant to which such GO Bonds are issued and governed. The purchasers of the two GO Zone term loans have the right to put, at par, the GO Zone term loans in July 2023. The GO Bonds mature by their terms in May 2032 and August 2035, respectively.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes Issuances

The table below summarizes our issuances of senior unsecured notes during the three years ended December 31, 2019 (in millions):

Year	Description	Maturity	Face Value	Interest Payment Dates
2019	3.55% Senior Notes issued at 99.801% of face value	December 2029	$1,000	June 15 and December 15

We did not issue any senior unsecured notes during the years ended December 31, 2018 or 2017.

Senior Notes Repayments. During the three years ended December 31, 2019, we repaid the following senior unsecured notes (in millions):

Year	Description	Repayment Date
2019	$500 million 2.60% Senior Notes due December 2019	November 2019	(1)
2019	$500 million 5.75% Senior Notes due January 2020	December 2019	(1)

2017	$400 million 6.13% Senior Notes due January 2017	January 2017	(2)
2017	$600 million 6.50% Senior Notes due May 2018	December 2017	(2) (3)
2017	$350 million 8.75% Senior Notes due May 2019	December 2017	(2) (3)

(1)We repaid these senior notes with proceeds from our 3.55% senior notes issued in September 2019 and cash on hand.
(2)We repaid these senior notes with cash on hand and proceeds from borrowings under our credit facilities and commercial paper program.
(3)In conjunction with the early redemptions of these senior notes, we recognized a loss of approximately $40 million, recorded to “Other income/(expense), net” in our Consolidated Statement of Operations.

Maturities

The weighted average maturity of our senior notes and GO Zone term loans outstanding at December 31, 2019 was approximately 11 years. The following table presents the aggregate contractually scheduled maturities of such senior notes and GO Zone term loans for the next five years and thereafter. The amounts presented exclude unamortized discounts and debt issuance costs.

Calendar Year	Payment (in millions)
2020	$—
2021	$600
2022	$750
2023	$1,300
2024	$750
Thereafter	$5,800

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Covenants and Compliance

The credit agreements for our revolving credit facilities (which impact our ability to access our commercial paper program because they provide the financial backstop that supports our short-term credit ratings) and our term loans and the indentures governing our senior notes contain cross-default provisions. Our credit agreements prohibit declaration or payments of distributions on, or purchases or redemptions of, units if any default or event of default is continuing. In addition, the agreements contain various covenants limiting our ability to, among other things:

•grant liens on certain property;
•incur indebtedness, including finance leases;
•sell substantially all of our assets or enter into a merger or consolidation;
•engage in certain transactions with affiliates; and
•enter into certain burdensome agreements.

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

A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions contained in our credit agreements, our ability to make distributions of available cash is not restricted. As of December 31, 2019, we were in compliance with the covenants contained in our credit agreements and indentures.

Borrowings and Repayments

Total borrowings under our credit facilities and commercial paper program for the years ended December 31, 2019, 2018 and 2017 were approximately $13.3 billion, $45.4 billion and $60.8 billion, respectively. Total repayments under our credit facilities and commercial paper program were approximately $12.9 billion, $46.3 billion and $61.5 billion for the years ended December 31, 2019, 2018 and 2017, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. These letters of credit are issued under our senior unsecured revolving credit facility and our senior secured hedged inventory facility, and our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil, NGL or natural gas is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At December 31, 2019 and 2018, we had outstanding letters of credit of $157 million and $184 million, respectively.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Partners’ Capital and Distributions

Units Outstanding

At December 31, 2019, partners’ capital consisted of outstanding common units and Series A and Series B preferred units, which represent limited partner interests in us, which give the holders thereof the right to participate in distributions and to exercise the other rights or privileges as outlined in our partnership agreement. Our general partner has a non-economic interest in us.

Series A Preferred Units

Our Series A preferred units were issued in a private placement in 2016 at a price of $26.25 per unit (the “Issue Price”). The Series A preferred units represent limited partner interests in us, rank pari passu with our Series B preferred units, and senior to our common units and to each other class or series of our equity securities with respect to distribution rights and rights upon liquidation. The holders of the Series A preferred units receive cumulative quarterly distributions, subject to customary antidilution adjustments, equal to $0.525 per unit ($2.10 per unit annualized).

The holders may convert their Series A preferred units into common units, generally on a one-for-one basis and subject to customary anti-dilution adjustments, at any time, in whole or in part, subject to certain minimum conversion amounts (and not more often than once per quarter). We may convert the Series A preferred units into common units at any time (but not more often than once per quarter), in whole or in part, subject to certain minimum conversion amounts, if the closing price of our common units is greater than 150% of the Issue Price for the preceding 20 trading days. The Series A preferred units vote on an as-converted basis with our common units and have certain other class voting rights with respect to any amendment to our partnership agreement that would adversely affect any rights, preferences or privileges of the Series A preferred units. In addition, upon certain events involving a change of control, the holders of the Series A preferred units may elect, among other potential elections, to convert the Series A preferred units into common units at the then applicable conversion rate.

For a period of 30 days following (a) the fifth anniversary of the January 28, 2016 issuance date (the “Issuance Date”) of the Series A preferred units and (b) each subsequent anniversary of the Issuance Date, the holders of the Series A preferred units, acting by majority vote, may make a one-time election to reset the Series A preferred unit distribution rate to equal the then applicable rate of ten-year U.S. Treasury Securities plus 5.85% (the “Preferred Distribution Rate Reset Option”). The Preferred Distribution Rate Reset Option is accounted for as an embedded derivative. See Note 13 for additional information. If the holders of the Series A preferred units have exercised the Preferred Distribution Rate Reset Option, then, at any time following 30 days after the sixth anniversary of the Issuance Date, we may redeem all or any portion of the outstanding Series A preferred units in exchange for cash, common units (valued at 95% of the volume-weighted average price of our common units for a trading day period specified in our partnership agreement) or a combination of cash and common units at a redemption price equal to 110% of the Issue Price, plus any accrued and unpaid distributions.

Series B Preferred Units

Our Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in us (the “Series B preferred units”) were issued in 2017 at a price to the public of $1,000 per unit, as discussed further below under —Issuances of Units. Our Series B preferred units represent perpetual equity interests in us, and they have no stated maturity or mandatory redemption date and are not redeemable at the option of the holders under any circumstances. Holders of the Series B preferred units generally have no voting rights, except for limited voting rights with respect to (i) potential amendments to our partnership agreement that would have a material adverse effect on the existing preferences, rights, powers or duties of the Series B preferred units, (ii) the creation or issuance of any parity securities if the cumulative distributions payable on then outstanding Series B preferred units are in arrears, (iii) the creation or issuance of any senior securities and (iv) the payment of distributions to our common unitholders out of capital surplus. The Series B preferred units rank, as to the payment of distributions and amounts payable on a liquidation event, pari passu with our outstanding Series A preferred units and senior to our common units.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Series B preferred units have a liquidation preference of $1,000 per unit. Holders of our Series B preferred units are entitled to receive, when, as and if declared by our general partner out of legally available funds for such purpose, cumulative semiannual or quarterly cash distributions, as applicable. Distributions on the Series B preferred units accrue and are cumulative from October 10, 2017, the date of original issue, and are payable semiannually in arrears on the 15th day of May and November through and including November 15, 2022, and after November 15, 2022, quarterly in arrears on the 15th day of February, May, August and November of each year. The initial distribution rate for the Series B preferred units from and including October 10, 2017 to, but not including, November 15, 2022 is 6.125% per year of the liquidation preference per unit (equal to $61.25 per unit per year). On and after November 15, 2022, distributions on the Series B preferred units will accumulate for each distribution period at a percentage of the liquidation preference equal to the Series B Three-Month LIBOR (as defined in and calculated pursuant to our Seventh Amended and Restated Agreement of Limited Partnership) plus a spread of 4.11%.

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

The following table presents the activity for our preferred and common units:

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2016	64,388,853	—	669,194,419

Issuances of Series A preferred units in connection with in-kind distributions	5,307,689	—	—
Sale of Series B preferred units	—	800,000	—
Sales of common units	—	—	54,119,893
Issuance of common units in connection with acquisition of interest in Advantage Joint Venture (Note 7)	—	—	1,252,269
Issuances of common units under equity-indexed compensation plans	—	—	622,557
Outstanding at December 31, 2017	69,696,542	800,000	725,189,138

Issuance of Series A preferred units in connection with in-kind distribution	1,393,926	—	—
Issuances of common units under equity-indexed compensation plans	—	—	1,172,786
Outstanding at December 31, 2018	71,090,468	800,000	726,361,924

Issuances of common units under equity-indexed compensation plans	—	—	1,666,652
Outstanding at December 31, 2019	71,090,468	800,000	728,028,576

Issuances of Units

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Common Unit Issuances

Sales of Common Units. We did not conduct any sales of common units during the years ended December 31, 2019 or 2018. The following table summarizes our sales of common units during year ended December 31, 2017 (net proceeds in millions):

Year	Type of Offering	Common Units Issued		Net Proceeds (1)
2017	Continuous Offering Program	4,033,567		$129	(2)
2017	Omnibus Agreement (3)	50,086,326	(4)	1,535
2017 Total		54,119,893		$1,664

(1)Amounts are net of costs associated with the offerings.
(2)We paid $1 million to sales agents in connection with common unit issuances under our Continuous Offering Program during the year ended December 31, 2017.
(3)Pursuant to the Omnibus Agreement entered into on November 15, 2016 by the Plains Entities, PAGP used the net proceeds from the sale of PAGP Class A shares, after deducting the sales agents’ commissions and offering expenses, to purchase from AAP a number of AAP units equal to the number of PAGP Class A shares sold in such offering at a price equal to the net proceeds from such offering. Also pursuant to the Omnibus Agreement, immediately following such purchase and sale, AAP used the net proceeds it received from such sale of AAP units to purchase from us an equivalent number of our common units.
(4)Includes (i) approximately 1.8 million common units issued to AAP in connection with PAGP’s issuance of Class A shares under its Continuous Offering Program and (ii) 48.3 million common units issued to AAP in connection with PAGP’s March 2017 underwritten offering.

Issuance of Common Units for Earned AAP Class B units. During the years ended December 31, 2019 and 2018, pursuant to the Omnibus Agreement entered into on November 15, 2016 by the Plains Entities, we issued 232,425 and 559,649 common units, respectively, to AAP upon Class B units of AAP becoming earned.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preferred Unit Distributions

The following table details distributions paid to our preferred unitholders during the year presented (in millions, except unit data):

	Series A Preferred Unitholders		Series B Preferred Unitholders
	Distribution (1)		Cash Distribution (2)
Year	Cash	Units
2019	$149	—	$49
2018	$112	1,393,926	$49
2017	$—	5,307,689	$5

(1) We elected to pay distributions on our Series A preferred units in additional Series A preferred units for each quarterly distribution from their issuance through the February 2018 distribution. Distributions on our Series A preferred units have been paid in cash since the May 2018 distribution. During 2018 and 2017, we issued additional Series A preferred units in lieu of cash distributions of $37 million and $139 million, respectively.
(2) We paid a pro-rated initial distribution on the Series B preferred units on November 15, 2017 to holders of record at the close of business on November 1, 2017 in an amount equal to approximately $5.9549 per unit.

On February 14, 2020, we paid a cash distribution of $37 million to our Series A preferred unitholders. At December 31, 2019, such amount was accrued as distributions payable in “Other current liabilities” on our Consolidated Balance Sheet. At December 31, 2019, approximately $6 million of accrued distributions payable to our Series B preferred unitholders was included in “Other current liabilities” on our Consolidated Balance Sheet.

Common Unit Distributions

The following table details distributions paid to common unitholders during the year presented (in millions, except per unit data):

	Distributions Paid			Distributions per common unit
Year	Public	AAP	Total
2019	$632	$372	$1,004	$1.38
2018	$532	$339	$871	$1.20
2017	$849	$537	$1,386	$1.95

On January 8, 2020, we declared a cash distribution of $0.36 per unit on our outstanding common units. The total distribution of $262 million was paid on February 14, 2020 to unitholders of record at the close of business on January 31, 2020, for the period from October 1, 2019 through December 31, 2019. Of this amount, approximately $90 million was paid to AAP.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests in Subsidiaries

In May 2019, we formed a joint venture, Red River Pipeline Company LLC (“Red River LLC”), with Delek Logistics Partners, LP (“Delek”) on our Red River pipeline system. We received approximately $128 million for Delek’s 33% interest in Red River LLC. We consolidate Red River LLC based on control, with Delek’s 33% interest accounted for as a noncontrolling interest.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of December 31, 2019, net derivative positions related to these activities included:
•A net long position of 10.2 million barrels associated with our crude oil purchases, which was unwound ratably during January 2020 to match monthly average pricing.
•A net short time spread position of 9.0 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through February 2021.
•A net crude oil basis spread position of 5.9 million barrels at multiple locations through December 2021. These derivatives allow us to lock in grade basis differentials.
•A net short position of 17.9 million barrels through December 2021 related to anticipated net sales of crude oil and NGL inventory.

Storage Capacity Utilization — For capacity allocated to our supply and logistics operations, we have utilization risk in a backwardated market structure. As of December 31, 2019, we used derivatives to manage the risk that a portion of our storage capacity will not be utilized (an average of approximately 1.2 million barrels per month of storage capacity through January 2021). These positions involve no outright price exposure, but instead enable us to profitably use the capacity to store hedged crude oil.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of December 31, 2019.

	Notional Volume (Short)/Long	Remaining Tenor
Natural gas purchases	46.4 Bcf	December 2022
Propane sales	(3.8) MMbls	March 2021
Butane sales	(1.9) MMbls	March 2021
Condensate sales (WTI position)	(0.7) MMbls	March 2021
Power supply requirements (1)	1.0 TWh	December 2022

(1)Power position to hedge a portion of our power supply requirements at our Canadian natural gas processing and fractionation plants.

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

The following table summarizes the terms of our outstanding interest rate derivatives as of December 31, 2019 (notional amounts in millions):

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes our open forward exchange contracts as of December 31, 2019 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2020	$202	$266	$1.00 - $1.31

Forward exchange contracts that exchange USD for CAD:
	2020	$207	$274	$1.00 - $1.32

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value on our Consolidated Balance Sheets. Corresponding changes in fair value are recognized in “Other income/(expense), net” in our Consolidated Statement of Operations. See Note 12 for additional information regarding our Series A preferred units and the Preferred Distribution Rate Reset Option.

Summary of Financial Impact

We record all open derivatives on the balance sheet as either assets or liabilities measured at fair value. Changes in the fair value of derivatives are recognized currently in earnings unless specific hedge accounting criteria are met.  For derivatives designated as cash flow hedges, changes in fair value are deferred in AOCI and recognized in earnings in the periods during which the underlying hedged transactions are recognized in earnings. Derivatives that are not designated as a hedging instrument and derivatives that do not qualify for hedge accounting are recognized in earnings each period. Cash settlements associated with our derivative activities are classified within the same category as the related hedged item in our Consolidated Statements of Cash Flows.

A summary of the impact of our derivatives recognized in earnings is as follows (in millions):

	Year Ended December 31, 2019
Location of Gain/(Loss)	Commodity Derivatives	Foreign Currency Derivatives	Preferred Distribution Rate Reset Option	Interest Rate Derivatives	Total
Supply and Logistics segment revenues (1)	$310	$8	$—	$—	$318
Field operating costs (1)	14	—	—	—	14
Interest expense, net (2)	—	—	—	(9)	(9)
Other income/(expense), net (1)	—	—	2	—	2
Total gain/(loss) on derivatives recognized in net income	$324	$8	$2	$(9)	$325

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended December 31, 2018
Location of Gain/(Loss)	Commodity Derivatives	Foreign Currency Derivatives	Preferred Distribution Rate Reset Option	Interest Rate Derivatives	Total
Supply and Logistics segment revenues (1)	$150	$(23)	$—	$—	$127
Field operating costs (1)	(2)	—	—	—	(2)
Interest expense, net (2)	—	—	—	(5)	(5)
Other income/(expense), net (1)	—	—	(14)	—	(14)
Total gain/(loss) on derivatives recognized in net income	$148	$(23)	$(14)	$(5)	$106

	Year Ended December 31, 2017
Location of Gain/(Loss)	Commodity Derivatives	Foreign Currency Derivatives	Preferred Distribution Rate Reset Option	Interest Rate Derivatives	Total
Supply and Logistics segment revenues (1)	$(188)	$8	$—	$—	$(180)
Field operating costs (1)	(10)	—	—	—	(10)
Depreciation and amortization (2)	(3)	—	—	—	(3)
Interest expense, net (2)	—	—	—	(18)	(18)
Other income/(expense), net (1)	—	—	13	—	13
Total gain/(loss) on derivatives recognized in net income	$(201)	$8	$13	$(18)	$(198)

(1)Derivatives not designated as a hedge.
(2)Derivatives in hedging relationships.

The following table summarizes the derivative assets and liabilities on our Consolidated Balance Sheet on a gross basis as of December 31, 2019 (in millions):

	Derivatives Not Designated As Hedging Instruments
Balance Sheet Location	Commodity Derivatives	Foreign Currency Derivatives	Preferred Distribution Rate Reset Option	Total	Interest Rate Derivatives (1)	Total Derivatives
Derivative Assets
Other current assets	$179	$4	$—	$183	$—	$183
Other long-term assets, net	24	—	—	24	—	24
Other current liabilities	32	—	—	32	—	32
Total Derivative Assets	$235	$4	$—	$239	$—	$239

Derivative Liabilities
Other current assets	$(37)	$(2)	$—	$(39)	$—	$(39)
Other long-term assets, net	—	—	—	—	—	—
Other current liabilities	(56)	(1)	—	(57)	(44)	(101)
Other long-term liabilities and deferred credits	(12)	—	(34)	(46)	—	(46)
Total Derivative Liabilities	$(105)	$(3)	$(34)	$(142)	$(44)	$(186)

(1)Derivatives in hedging relationships.

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

(1)Derivatives in hedging relationships.

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

	December 31, 2019	December 31, 2018
Initial margin	$73	$95
Variation margin posted/(returned)	(45)	(91)
Letters of credit	(73)	(84)
Net broker payable	$(45)	$(80)

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents information about derivative financial assets and liabilities that are subject to offsetting, including enforceable master netting arrangements (in millions):

	December 31, 2019		December 31, 2018
	Derivative Asset Positions	Derivative Liability Positions	Derivative Asset Positions	Derivative Liability Positions
Netting Adjustments:
Gross position - asset/(liability)	$239	$(186)	$480	$(262)
Netting adjustment	(71)	71	(192)	192
Cash collateral paid/(received)	(45)	—	(80)	—
Net position - asset/(liability)	$123	$(115)	$208	$(70)

Balance Sheet Location After Netting Adjustments:
Other current assets	$99	$—	$181	$—
Other long-term assets, net	24	—	27	—
Other current liabilities	—	(69)	—	(20)
Other long-term liabilities and deferred credits	—	(46)	—	(50)
	$123	$(115)	$208	$(70)

As of December 31, 2019, there was a net loss of $259 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transactions or (ii) interest expense accruals associated with underlying debt instruments. Of the total net loss deferred in AOCI at December 31, 2019, we expect to reclassify a net loss of $10 million to earnings in the next twelve months. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2050 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of December 31, 2019; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Year Ended December 31,
	2019	2018	2017
Interest rate derivatives, net	$(91)	$38	$(16)

At December 31, 2019 and 2018, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our cleared derivatives as described above, we do not require our non-cleared derivative counterparties to post collateral with us.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of December 31, 2019				Fair Value as of December 31, 2018
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$42	$105	$(17)	$130	$171	$87	$12	$270
Interest rate derivatives	—	(44)	—	(44)	—	(7)	—	(7)
Foreign currency derivatives	—	1	—	1	—	(9)	—	(9)
Preferred Distribution Rate Reset Option	—	—	(34)	(34)	—	—	(36)	(36)
Total net derivative asset/(liability)	$42	$62	$(51)	$53	$171	$71	$(24)	$218

(1)Derivative assets and liabilities are presented above on a net basis but do not include related cash margin deposits.

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

The fair values of our Level 3 physical commodity and other contracts and over-the-counter options are based on valuation models utilizing significant timing estimates, which involve management judgment, and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. We report unrealized gains and losses associated with these contracts in our Consolidated Statements of Operations as Supply and Logistics segment revenues.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Year Ended December 31,
	2019	2018
Beginning Balance	$(24)	$(30)
Net gains/(losses) for the period included in earnings	10	(13)
Settlements	(11)	7
Derivatives entered into during the period	(26)	12
Ending Balance	$(51)	$(24)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$(16)	$(1)

Note 14—Leases

Lessee

On January 1, 2019, we adopted Topic 842, Leases, using the optional transitional method, thereby applying the new guidance at the effective date, without adjusting the comparative periods. Therefore, results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 840, Leases (“Topic 840”). We evaluate all agreements entered into or modified after the date of adoption of Topic 842 that convey to us the use of property or equipment for a term to determine whether the agreement is or contains a lease. We lease certain property and equipment under noncancelable and cancelable operating and finance leases. Our operating leases primarily relate to railcars, office space, land, vehicles, and storage tanks, and our finance leases primarily relate to tractor trailers, land, storage tanks and vehicles. One of our finance leases is for storage tanks owned by an equity method investee, in which we own a 50% interest. For leases with an initial term of greater than 12 months, we recognize a right-of-use asset and lease liability on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Our lease agreements have remaining lease terms ranging from one year to approximately 60 years. When applicable, this range includes additional terms associated with leases for which we are reasonably certain to exercise the option to renew and such renewal options are recognized as part of our right-of-use assets and lease liabilities. We have renewal options for leases with terms ranging from one year to 40 years that are not recognized as part of our right-of-use assets or lease liabilities as we have determined we are not reasonably certain to exercise the option to renew.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents components of lease cost for the year ended December 31, 2019, including both amounts recognized in income and amounts capitalized (in millions):

Lease Cost	Year Ended December 31, 2019
Operating lease cost	$125
Short-term lease cost	35
Other (1)	—
Total lease cost	$160

(1)Includes less than $1 million of net immaterial finance lease costs, variable lease costs and sublease income.

Lease cost for the years ended December 31, 2018 and 2017, accounted for in accordance with Topic 840, was $199 million and $207 million, respectively.

The following table presents information related to cash flows arising from lease transactions (in millions):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$116
Financing cash flows for finance leases	$18

Non-cash change in lease liabilities arising from obtaining new right-of-use assets or modifications:
Operating leases	$77
Finance leases (1)	$27

(1)Includes approximately $12 million associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

Information related to the weighted-average remaining lease term and discount rate is presented in the table below:

Year Ended December 31, 2019
Weighted-average remaining lease term (in years):
Operating leases	11
Finance leases	6

Weighted-average discount rate:
Operating leases	4.4%
Finance leases	7.1%

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amount and location of our operating and finance lease right-of-use assets and liabilities on our Consolidated Balance Sheet (in millions):

Leases	Balance Sheet Location	Year Ended December 31, 2019
Assets
Operating lease right-of-use assets	Long-term operating lease right-of-use assets, net	$466

Finance lease right-of-use assets (1)	Property and equipment	$124
	Accumulated depreciation	(16)
	Property and equipment, net	$108

Total lease right-of-use assets		$574

Liabilities
Operating lease liabilities
Current	Other current liabilities	$94
Noncurrent	Long-term operating lease liabilities	387
Total operating lease liabilities		$481

Finance lease liabilities (1)
Current	Short-term debt	$18
Noncurrent	Other long-term debt, net	49
Total finance lease liabilities		$67

Total lease liabilities		$548

(1)Includes approximately $12 million right-of-use asset and lease liability associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

The following table presents the maturity of undiscounted cash flows for future minimum lease payments under noncancelable leases as of December 31, 2019 reconciled to our lease liabilities on our Consolidated Balance Sheet (amounts in millions):

	Operating	Finance (2)
Future minimum lease payments (1):
2020	$109	$21
2021	87	12
2022	79	12
2023	60	9
2024	48	9
Thereafter	279	29
Total	662	92
Less: Present value discount	(181)	(25)
Lease liabilities	$481	$67

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)Excludes future minimum payments for short-term and other immaterial leases not included on our Consolidated Balance Sheet.
(2)Includes payments of approximately $2 million for each of the years ending 2020 through 2024 and approximately $23 million thereafter associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

We have entered into a lease that had not yet commenced as of December 31, 2019 with future minimum lease payments totaling approximately $66 million. This lease will be classified as a finance lease, is for crude oil storage tanks owned by an equity method investee in which we own a 50% interest, has a lease term of 16 years and will commence in April 2020.

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

Our Facilities and Transportation segments enter into agreements to conduct fee-based activities associated with (i) providing storage services primarily for crude oil, NGL and natural gas and (ii) transporting crude oil and NGL. Certain of these agreements convey counterparties the right to direct the operation of physically distinct assets. Such agreements include (i) fixed consideration, which is measured based on an available capacity during the period multiplied by the rate in the agreement, or (ii) a fixed monthly fee and variable consideration based on usage. These agreements often include options to extend or terminate the lease, with advance notice. These agreements are operating leases under Topic 842. For the year ended December 31, 2019, our lease revenue was not material.

The table below presents the maturity of lease payments for operating lease agreements in effect as of December 31, 2019. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from two years to 22 years. The following table presents the undiscounted cash flows expected to be received related to these agreements (in millions):

	2020	2021	2022	2023	2024	Thereafter
Lease revenue	$19	$22	$25	$21	$17	$208

Note 15—Income Taxes

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

Pursuant to FASB guidance related to accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position and also the past administrative practices and precedents of the taxing authority. As of December 31, 2019 and 2018, we had not recognized any material amounts in connection with uncertainty in income taxes.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. Federal and State Taxes

As an MLP, we are not subject to U.S. federal income taxes; rather the tax effect of our operations is passed through to our unitholders. Although we are subject to state income taxes in some states, the impact to the years ended December 31, 2019, 2018, and 2017 was immaterial.

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

Tax Components

Components of income tax expense are as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Current income tax expense:
State income tax	$3	$3	$1
Canadian federal and provincial income tax	109	63	27
Total current income tax expense	$112	$66	$28

Deferred income tax expense/(benefit):
Canadian federal and provincial income tax	$(46)	$132	$16
Total deferred income tax expense/(benefit)	$(46)	$132	$16
Total income tax expense	$66	$198	$44

The difference between income tax expense based on the statutory federal income tax rate and our effective income tax expense is summarized as follows (in millions):

	Year Ended December 31,
	2019	2018	2017
Income before tax	$2,246	$2,414	$902
Partnership earnings not subject to current Canadian tax	(1,769)	(1,690)	(756)
	$477	$724	$146
Canadian federal and provincial corporate tax rate	26%	27%	27%
Income tax at statutory rate	$124	$195	$39

Canadian withholding tax	$—	$—	$2
Canadian permanent differences and rate changes	(61)	—	2
State income tax	3	3	1
Total income tax expense	$66	$198	$44

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Deferred tax assets and liabilities are aggregated by the applicable tax paying entity and jurisdiction and result from the following (in millions):

	December 31,
	2019	2018
Deferred tax assets:
Lease liabilities	$55	$—
Net operating losses	2	2
Other	16	21
Total deferred tax assets	73	23

Deferred tax liabilities:
Property and equipment in excess of tax values	(472)	(449)
Derivative instruments	(22)	(31)
Lease assets	(53)	—
Other	(5)	(42)
Total deferred tax liabilities	(552)	(522)
Net deferred tax liabilities	$(479)	$(499)

Balance sheet classification of deferred tax assets/(liabilities):
Other long-term assets, net	$2	$2
Other long-term liabilities and deferred credits	(481)	(501)
	$(479)	$(499)

As of December 31, 2019, we had foreign net operating loss carryforwards of $9 million, which will expire beginning in 2034.

Generally, tax returns for our Canadian entities are open to audit from 2015 through 2019. Our U.S. and state tax years are generally open to examination from 2016 to 2019.

In reference to tax years 2008 to 2014, we have received notices of reassessment (“notices”) from the Canada Revenue Agency and the Alberta Tax and Revenue Administration (the “Canadian Tax Authorities”) related primarily to transfer pricing associated with cross-border intercompany financing transactions. These notices include assessments, including penalties and interest, associated with these transfer pricing matters totaling approximately $78 million (based on the exchange rate as of December 31, 2019). Payment of a portion of the assessment is required in order to file a notice of objection to dispute the reassessment. Accordingly, we have remitted approximately $48 million (based on the exchange rate as of December 31, 2019) related to the assessments, which is included in “Other long-term assets, net,” on our Consolidated Balance Sheets. We disagree with these notices and have contested the reassessments. We intend to vigorously defend our position, and we plan to pursue all remedies available to us to successfully resolve these matters, including administrative remedies with the Canadian Tax Authorities, and judicial remedies, if necessary. As of December 31, 2019, we believe that our tax position associated with these matters is “more likely than not” to be sustained and have not recognized any amounts for uncertainty in income taxes related to these notices.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Major Customers and Concentration of Credit Risk

Marathon Petroleum Corporation and its subsidiaries accounted for 12%, 14% and 19% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively. ExxonMobil Corporation and its subsidiaries accounted for 12%, 14% and 11% of our revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Phillips 66 Company and its subsidiaries accounted for 11% of our revenues for each of the years ended December 31, 2019 and 2017. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2019. The majority of revenues from these customers pertain to our supply and logistics operations. The sales to these customers occur at multiple locations and we believe that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that we would not be able to identify and access a replacement market at comparable margins.

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

Note 17—Related Party Transactions

Ownership of PAGP Class C Shares

As of December 31, 2019 and 2018, we owned 549,538,139 and 516,938,280, respectively, Class C shares of PAGP. The Class C shares represent a non-economic limited partner interest in PAGP that provides us, as the sole holder, a “pass-through” voting right through which our common unitholders and Series A preferred unitholders have the effective right to vote, pro rata with the holders of Class A and Class B shares of PAGP, for the election of eligible PAGP GP directors.

Reimbursement of Our General Partner and its Affiliates

Our general partner provides services necessary to manage and operate our business, properties and assets, including employing or retaining personnel. We do not pay our general partner a management fee, but we do reimburse our general partner for all direct and indirect costs it incurs or payments it makes on our behalf, including the costs of employee, officer and director compensation and benefits allocable to us as well as all other expenses necessary or appropriate to the conduct of our business. We record these costs on the accrual basis in the period in which our general partner incurs them. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Total costs reimbursed by us to our general partner for the years ended December 31, 2019, 2018 and 2017 were $580 million, $494 million and $489 million, respectively.

Omnibus Agreement

The Plains Entities entered into an Omnibus Agreement on November 15, 2016, which provides for the following:

•that we will pay all direct or indirect expenses of any of the PAGP Entities, other than income taxes (including, but not limited to, (i) compensation for the directors of PAGP GP, (ii) director and officer liability insurance, (iii) listing exchange fees, (iv) investor relations expenses and (v) fees related to legal, tax, financial advisory and accounting services). We paid $4 million of such expenses in each of the years ended December 31, 2019, 2018 and 2017;

•the ability of PAGP to issue additional Class A shares and use the net proceeds therefrom to purchase a like number of AAP units from AAP, and the corresponding ability of AAP to use the net proceeds therefrom to purchase a like number of our common units from us. During the year ended December 31, 2017, we issued approximately 1.8 million common units to AAP in connection with PAGP’s issuance of Class A shares under its Continuous Offering Program and 48.3 million common units to AAP in connection with PAGP’s March 2017 underwritten offering (See Note 12 for additional information); and

•the ability of PAGP to lend proceeds of any future indebtedness incurred by it to AAP, and AAP’s corresponding ability to lend such proceeds to us, in each case on substantially the same terms as incurred by PAGP.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Transactions with Other Related Parties

Our other related parties include (i) principal owners and their affiliated entities and (ii) entities in which we hold investments and account for under the equity method of accounting (see Note 9 for information regarding such entities). We recognize as our principal owners entities that have a designated representative on the board of directors of PAGP GP and/or own greater than 10% of the limited partner interests in AAP. Such limited partner interests in AAP translates into a significantly smaller indirect ownership interest in PAA. We also consider subsidiaries or funds identified as affiliated with principal owners to be related parties.

As of December 31, 2019, Kayne Anderson Capital Advisors, L.P. was a principal owner. Through various transactions by an affiliate of The Energy & Minerals Group (“EMG”) in May 2019, EMG’s limited partner interest in AAP was significantly reduced, which caused EMG to lose its right to designate a representative on the board of directors of PAGP GP. As a result, EMG’s board designee, John T. Raymond, was automatically removed from the PAGP GP board. Subsequent to such removal, Mr. Raymond was elected to continue to serve as a director of the PAGP GP board. Additionally, as a result of various transactions by Oxy in September 2019, Oxy no longer holds a limited partner interest in AAP and lost its right to designate a representative on the board of directors of PAGP GP. As a result, Oxy’s board designee, Oscar Brown, was automatically removed from the PAGP GP board. Following these transactions, we no longer recognize EMG or Oxy as a principal owner.

During the three years ended December 31, 2019, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation services from our principal owners and their affiliated entities and our equity method investees. These transactions were conducted at posted tariff rates or prices that we believe approximate market. Included in these transactions was a crude oil buy/sell agreement that includes a multi-year minimum volume commitment. The impact to our Consolidated Statements of Operations from these transactions is included below (in millions):

	Year Ended December 31,
	2019	2018	2017
Revenues from related parties (1) (2)	$692	$1,067	$927

Purchases and related costs from related parties (2)	$223	$410	$286

(1)A majority of these revenues are included in “Supply and Logistics segment revenues” on our Consolidated Statements of Operations.
(2)Crude oil purchases that are part of inventory exchanges under buy/sell transactions are netted with the related sales, with any margin presented in “Purchases and related costs” in our Consolidated Statements of Operations.

Our receivable and payable amounts with these related parties as reflected on our Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2019	2018
Trade accounts receivable and other receivables, net from related parties (1) (2)	$134	$144

Trade accounts payable to related parties (1) (2) (3)	$102	$121

(1)We have a netting arrangement with certain related parties. Receivables and payables are presented net of such amounts.
(2)Includes amounts related to crude oil purchases and sales, transportation services and amounts owed to us or advanced to us related to expansion projects of equity method investees where we serve as construction manager.
(3)We have an agreement to transport crude oil at posted tariff rates on a pipeline that is owned by an equity method investee, in which we own a 50% interest. A portion of our commitment to transport is supported by crude oil buy/sell agreements with third parties with commensurate quantities.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18—Equity-Indexed Compensation Plans

PAA Long-Term Incentive Plan Awards
Our LTIP awards include both liability-classified and equity-classified awards. In accordance with FASB guidance regarding share-based payments, the fair value of liability-classified LTIP awards is calculated based on the closing market price of the underlying PAA unit at each balance sheet date and adjusted for the present value of any distributions that are estimated to occur on the underlying units over the vesting period that will not be received by the award recipients. The fair value of equity-classified LTIP awards is calculated based on the closing market price of the underlying PAA unit on the respective grant dates and adjusted for the present value of any distributions that are estimated to occur on the underlying units over the vesting period that will not be received by the award recipient. This fair value is recognized as compensation expense over the service period. We have elected to recognize forfeitures of awards when they occur.

Our LTIP awards contain (i) time based vesting criteria, (ii) performance conditions based on the attainment of certain levels of four quarter trailing distributable cash flow (“DCF”) per common unit (or in some instances, per common unit and common equivalent unit) or (iii) a combination of time based vesting criteria and performance conditions based on four quarter trailing DCF per common unit (or per common unit and common equivalent unit). For awards with performance conditions, expense is accrued over the service period only if the performance condition is considered probable of occurring. When awards with performance conditions that were previously considered improbable become probable, we incur additional expense in the period that the probability assessment changes. This is necessary to bring the accrued obligation associated with these awards up to the level it would be if we had been accruing for these awards since the grant date.

The following is a summary of the awards authorized under our LTIPs as of December 31, 2019 (in millions):

LTIP	PAA LTIP Awards Authorized
Plains All American 2013 Long-Term Incentive Plan	13.1
Plains All American PNG Successor Long-Term Incentive Plan	1.3
Plains All American GP LLC 2006 Long-Term Incentive Tracking Unit Plan	10.8
Total (1)	25.2

(1)Of the 25.2 million total awards authorized, 5.9 million awards are currently available. The remaining balance has already vested or is currently outstanding.

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

As of December 31, 2019, 7.1 million LTIP awards were outstanding. Of this amount, 5.4 million include DERs. The outstanding and probable LTIP awards are expected to vest at various dates between January 2020 and August 2026.

Our accrued liability at December 31, 2019 related to all outstanding liability-classified LTIP awards and DERs was $13 million, of which $10 million was classified as short-term and $3 million was classified as long-term. At December 31, 2018, the accrued liability was $27 million, of which $19 million was classified as short-term and $8 million was classified as long-term. These short- and long-term accrued LTIP liabilities are reflected in “Other current liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Consolidated Balance Sheets.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Activity for LTIP awards under our equity-indexed compensation plans denominated in PAA units is summarized in the following table (units in millions):

	PAA Units (1)
	Units	Weighted Average Grant Date Fair Value per Unit
Outstanding at December 31, 2016	8.9	$29.62
Granted	0.9	$23.52
Vested	(1.7)	$42.12
Modified	—	$(6.04)
Cancelled or forfeited	(0.8)	$26.99
Outstanding at December 31, 2017	7.3	$24.68
Granted	1.7	$23.44
Vested	(1.7)	$32.42
Modified	—	$2.15
Cancelled or forfeited	(0.5)	$21.99
Outstanding at December 31, 2018	6.8	$22.19
Granted	3.9	$16.17
Vested	(3.3)	$22.44
Cancelled or forfeited	(0.3)	$23.12
Outstanding at December 31, 2019	7.1	$18.67

(1)Approximately 1.4 million, 0.6 million and 0.6 million PAA common units were issued, net of tax withholding of approximately 0.6 million, 0.2 million and 0.2 million units during 2019, 2018 and 2017, respectively, in connection with the settlement of vested awards. The remaining PAA awards (approximately 1.3 million, 0.9 million and 0.9 million units) that vested during 2019, 2018 and 2017, respectively, were settled in cash.

Equity-Indexed Compensation Plan Information

We refer to all of the LTIPs as our “equity-indexed compensation plans.” The table below summarizes the expense recognized and the value of vested LTIP awards (settled both in common units and cash) under our equity-indexed compensation plans and includes both liability-classified and equity-classified awards (in millions):

	2019	2018	2017
Equity-indexed compensation expense	$34	$79	$41
LTIP unit-settled vestings	$47	$21	$16
LTIP cash-settled vestings	$31	$22	$25

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Based on the December 31, 2019 fair value measurement and probability assessment regarding future performance conditions based on distributable cash flow measures determined by management, we expect to recognize $52 million of additional expense over the life of our outstanding awards related to the remaining unrecognized fair value. Actual amounts may differ materially as a result of a change in the market price of our units and/or probability assessments regarding future distributable cash flow measures. We estimate that the remaining fair value will be recognized in expense as shown below (in millions):

Year	Equity-Indexed Compensation Plan Fair Value Amortization (1)
2020	$22
2021	13
2022	7
2023	4
2024	2
Thereafter	4
Total	$52

(1)Amounts do not include fair value associated with awards containing performance conditions that are not considered to be probable of occurring at December 31, 2019.

Note 19—Commitments and Contingencies

Commitments

We have commitments, some of which are leases, related to real property, equipment and operating facilities. We also incur costs associated with leased land, rights-of-way, permits and regulatory fees. Future noncancelable commitments related to these items at December 31, 2019 are summarized below (in millions):

	2020	2021	2022	2023	2024	Thereafter	Total
Leases (1)	$130	$99	$91	$69	$57	$308	$754
Other commitments (2)	272	296	292	276	271	968	2,375
Total	$402	$395	$383	$345	$328	$1,276	$3,129

(1)Includes both operating and finance leases as defined by FASB guidance. Leases are primarily for (i) railcars, (ii) office space, (iii) land, (iv) vehicles, (v) storage tanks and (vi) tractor trailers. See Note 14 for additional information.

(2)Primarily includes third-party storage and transportation agreements and pipeline throughput agreements, as well as approximately $1.8 billion associated with agreements to store, process and transport crude oil at posted tariff rates on pipelines or at facilities that are owned by equity method investees, in which we own a 50% interest. A portion of our commitment to transport is supported by crude oil buy/sell agreements with third parties with commensurate quantities. Expense associated with these storage, transportation and throughput agreements was approximately $236 million, $228 million and $197 million for 2019, 2018 and 2017, respectively.

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

Environmental — General

Although over the course of the last several years we have made significant investments in our maintenance and integrity programs, we have experienced (and likely will experience future) releases of hydrocarbon products into the environment from our pipeline, rail, storage and other facility operations. These releases can result from accidents or from unpredictable man-made or natural forces and may reach surface water bodies, groundwater aquifers or other sensitive environments. Damages and liabilities associated with any such releases from our existing or future assets could be significant and could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

At December 31, 2019, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $140 million, of which $60 million was classified as short-term and $80 million was classified as long-term. At December 31, 2018, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident) totaled $135 million, of which $43 million was classified as short-term and $92 million was classified as long-term. Such short- and long-term environmental liabilities are reflected in “Other current liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Consolidated Balance Sheets. At December 31, 2019, we had recorded receivables totaling $72 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, of which $35 million was classified as short-term and $37 million was classified as long-term. At December 31, 2018, we had recorded $61 million of such receivables, of which $28 million was classified as short-term and $33 million was classified as long-term. Such short- and long-term receivables are reflected in “Trade accounts receivable and other receivables, net” and “Other long-term assets, net,” respectively, on our Consolidated Balance Sheets.

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

In addition, four unitholder derivative lawsuits have been filed by certain purported investors in the Partnership against PAGP and certain of the Partnership’s affiliates, officers and directors. One lawsuit was filed in State District Court in Harris County, Texas and subsequently dismissed by the Court. Two of these lawsuits were filed in the United States District Court for the Southern District of Texas and were administratively consolidated into one action and later dismissed on the basis that Plains Partnership agreements require that derivative suits be filed in Delaware Chancery Court.

Following the order dismissing the Texas Federal Court suits, a new derivative suit brought by different plaintiffs was filed in Delaware Chancery Court and subsequently dismissed without prejudice. Plaintiffs amended and refiled their complaint on June 3, 2019. All claims against the officers and directors of the Partnership and all affiliates of the Partnership, except PAGP, were dismissed with prejudice in January 2020. Consistent with and subject to the terms of our governing organizational documents (and to the extent applicable, insurance policies), we have indemnified and funded the defense costs of our officers and directors in connection with these lawsuits. We will vigorously defend the remaining derivative claim against PAGP.

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

Taking the foregoing into account, as of December 31, 2019, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $390 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments and certain third party claims settlements, as well as estimates for fines, penalties and certain legal fees. We accrue such estimates of aggregate total costs to “Field operating costs” in our Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the duration of the natural resource damage assessment process and the ultimate amount of damages determined, (ii) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits, (iii) the determination and calculation of fines and penalties, but excluding fines and penalties that are not probable or reasonably estimable and (iv) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits, claims and investigations that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. In addition, with respect to fines and penalties, the ultimate amount of any fines and penalties assessed against us depends on a wide variety of factors, many of which are not estimable at this time. Where fines and penalties are probable and estimable, we have included them in our estimate, although such estimates could turn out to be wrong. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of December 31, 2019, we had a remaining undiscounted gross liability of $83 million related to this event, of which approximately $50 million is presented in “Other current liabilities” on our Consolidated Balance Sheet, with the remainder presented in “Other long-term liabilities and deferred credits.” We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through December 31, 2019, we had collected, subject to customary reservations, $203 million out of the approximate $265 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of December 31, 2019, we have recognized a receivable of approximately $62 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Of this amount, approximately $28 million is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Consolidated Balance Sheet, with the remainder in “Other long-term assets, net.” We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as natural resource damage assessment and compensation, legal, professional and regulatory costs, in addition to fines and penalties, during future periods.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Insurance
Pipelines, terminals, trucks or other facilities or equipment may experience damage as a result of an accident, natural disaster, terrorist attack, cyber event or other event. These hazards can cause personal injury and loss of life, severe damage to and destruction of property and equipment, pollution or environmental damage and suspension of operations. We maintain various types and varying levels of insurance coverage to cover our operations and properties, and we self-insure certain risks, including gradual pollution, cybersecurity and named windstorms. However, such insurance does not cover every potential risk that might occur, associated with operating pipelines, terminals and other facilities and equipment, including the potential loss of significant revenues and cash flows.

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. We believe that we maintain adequate insurance coverage, although insurance will not cover many types of interruptions that might occur, will not cover amounts up to applicable deductibles and will not cover all risks associated with certain of our assets and operations. With respect to our insurance coverage, our policies are subject to deductibles and retention levels that we consider reasonable and not excessive. Additionally, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable. As a result, we may elect to self-insure or utilize higher deductibles in certain other insurance programs. In addition, although we believe that we have established adequate reserves and liquidity to the extent such risks are not insured, costs incurred in excess of these reserves may be higher or we may not receive insurance proceeds in a timely manner, which may potentially have a material adverse effect on our financial conditions, results of operations or cash flows.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)
	(in millions, except per unit data)
2019
Total revenues	$8,375	$8,253	$7,886	$9,154	$33,669
Gross margin (2)	$790	$526	$566	$403	$2,285
Operating income	$714	$451	$492	$331	$1,988
Net income	$970	$448	$454	$307	$2,180
Net income attributable to PAA	$970	$446	$449	$306	$2,171
Basic net income per common unit	$1.26	$0.54	$0.55	$0.35	$2.70
Diluted net income per common unit	$1.20	$0.54	$0.55	$0.35	$2.65
Cash distributions per common unit (3)	$0.30	$0.36	$0.36	$0.36	$1.38

2018
Total revenues	$8,398	$8,080	$8,792	$8,786	$34,055
Gross margin (2)	$460	$168	$567	$1,399	$2,593
Operating income	$381	$88	$493	$1,315	$2,277
Net income	$288	$100	$710	$1,117	$2,216
Net income attributable to PAA	$288	$100	$710	$1,117	$2,216
Basic net income per common unit	$0.33	$0.07	$0.91	$1.46	$2.77
Diluted net income per common unit	$0.33	$0.07	$0.87	$1.38	$2.71
Cash distributions per common unit (3)	$0.30	$0.30	$0.30	$0.30	$1.20

(1)The sum of the four quarters may not equal the total year due to rounding.
(2)Gross margin is calculated as Total revenues less (i) Purchases and related costs, (ii) Field operating costs, (iii) Depreciation and amortization and (iv) (Gains)/losses on asset sales and asset impairments, net.
(3)Represents cash distributions declared and paid in the period presented.

Note 21—Operating Segments

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

The following tables reflect certain financial data for each segment (in millions):

	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Year Ended December 31, 2019
Revenues:
External customers (1)	$1,259	$609	$32,272	$(471)	$33,669
Intersegment (2)	1,061	562	4	471	2,098
Total revenues of reportable segments	$2,320	$1,171	$32,276	$—	$35,767
Equity earnings in unconsolidated entities	$388	$—	$—		$388
Segment Adjusted EBITDA	$1,722	$705	$803		$3,230
Capital expenditures (3)	$1,127	$227	$33		$1,387
Maintenance capital	$161	$97	$29		$287

As of December 31, 2019
Total assets	$14,902	$7,336	$6,439		$28,677
Investments in unconsolidated entities	$3,557	$126	$—		$3,683

	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Year Ended December 31, 2018
Revenues:
External customers (1)	$1,116	$588	$32,819	$(468)	$34,055
Intersegment (2)	874	573	3	468	1,918
Total revenues of reportable segments	$1,990	$1,161	$32,822	$—	$35,973
Equity earnings in unconsolidated entities	$375	$—	$—		$375
Segment Adjusted EBITDA	$1,508	$711	$462		$2,681
Capital expenditures (3)	$1,631	$234	$23		$1,888
Maintenance capital	$139	$100	$13		$252

As of December 31, 2018
Total assets	$13,288	$7,200	$5,023		$25,511
Investments in unconsolidated entities	$2,594	$108	$—		$2,702

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Year Ended December 31, 2017
Revenues:
External customers (1)	$1,021	$555	$25,056	$(409)	$26,223
Intersegment (2)	697	618	9	409	1,733
Total revenues of reportable segments	$1,718	$1,173	$25,065	$—	$27,956
Equity earnings in unconsolidated entities	$290	$—	$—		$290
Segment Adjusted EBITDA	$1,287	$734	$60		$2,081
Capital expenditures (3)	$2,126	$312	$20		$2,458
Maintenance capital	$120	$114	$13		$247

As of December 31, 2017
Total assets	$12,661	$7,313	$5,377		$25,351
Investments in unconsolidated entities	$2,681	$75	$—		$2,756

(1)Transportation revenues from External customers include certain inventory exchanges with our customers where our Supply and Logistics segment has transacted the inventory exchange and serves as the shipper on our pipeline systems. See Note 3 for a discussion of our related accounting policy. We have included an estimate of the revenues from these inventory exchanges in our Transportation segment revenues from External customers presented above and adjusted those revenues out such that Total revenues from External customers reconciles to our Consolidated Statements of Operations. This presentation is consistent with the information provided to our CODM.
(2)Segment revenues include intersegment amounts that are eliminated in Purchases and related costs and Field operating costs in our Consolidated Statements of Operations. Intersegment activities are conducted at posted tariff rates where applicable, or otherwise at rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed or renegotiated.
(3)Expenditures for acquisition capital and expansion capital, including investments in unconsolidated entities.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Adjusted EBITDA Reconciliation
The following table reconciles Segment Adjusted EBITDA to Net income attributable to PAA (in millions):

	Year Ended December 31,
	2019	2018	2017
Segment Adjusted EBITDA	$3,230	$2,681	$2,081
Adjustments (1):
Depreciation and amortization of unconsolidated entities (2)	(62)	(56)	(45)
Gains/(losses) from derivative activities net of inventory valuation adjustments (3)	(160)	519	46
Long-term inventory costing adjustments (4)	20	(21)	24
Deficiencies under minimum volume commitments, net (5)	18	(7)	(2)
Equity-indexed compensation expense (6)	(17)	(55)	(23)
Net gain/(loss) on foreign currency revaluation (7)	(14)	(3)	26
Line 901 incident (8)	(10)	—	(32)
Significant acquisition-related expenses (9)	—	—	(6)
Depreciation and amortization	(601)	(520)	(517)
Gains/(losses) on asset sales and asset impairments, net	(28)	114	(109)
Gain on investment in unconsolidated entities	271	200	—
Interest expense, net	(425)	(431)	(510)
Other income/(expense), net	24	(7)	(31)
Income before tax	2,246	2,414	902
Income tax expense	(66)	(198)	(44)
Net income	2,180	2,216	858
Net income attributable to noncontrolling interests	(9)	—	(2)
Net income attributable to PAA	$2,171	$2,216	$856

(1)Represents adjustments utilized by our CODM in the evaluation of segment results.
(2)Includes our proportionate share of the depreciation and amortization of, and gains and losses on significant asset sales by, unconsolidated entities.
(3)We use derivative instruments for risk management purposes and our related processes include specific identification of hedging instruments to an underlying hedged transaction. Although we identify an underlying transaction for each derivative instrument we enter into, there may not be an accounting hedge relationship between the instrument and the underlying transaction. In the course of evaluating our results, we identify the earnings that were recognized during the period related to derivative instruments for which the identified underlying transaction does not occur in the current period and exclude the related gains and losses in determining Segment Adjusted EBITDA. In addition, we exclude gains and losses on derivatives that are related to investing activities, such as the purchase of linefill. We also exclude the impact of corresponding inventory valuation adjustments, as applicable.
(4)We carry crude oil and NGL inventory that is comprised of minimum working inventory requirements in third-party assets and other working inventory that is needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future. Therefore, we classify this inventory as long-term on our balance sheet and do not hedge the inventory with derivative instruments (similar to linefill in our own assets). We exclude the impact of changes in the average cost of the long-term inventory (that result from fluctuations in market prices) and writedowns of such inventory that result from price declines from Segment Adjusted EBITDA.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(5)We have certain agreements that require counterparties to deliver, transport or throughput a minimum volume over an agreed upon period. Substantially all of such agreements were entered into with counterparties to economically support the return on our capital expenditure necessary to construct the related asset. Some of these agreements include make-up rights if the minimum volume is not met. We record a receivable from the counterparty in the period that services are provided or when the transaction occurs, including amounts for deficiency obligations from counterparties associated with minimum volume commitments. If a counterparty has a make-up right associated with a deficiency, we defer the revenue attributable to the counterparty’s make-up right and subsequently recognize the revenue at the earlier of when the deficiency volume is delivered or shipped, when the make-up right expires or when it is determined that the counterparty’s ability to utilize the make-up right is remote. We include the impact of amounts billed to counterparties for their deficiency obligation, net of applicable amounts subsequently recognized into revenue, as a selected item impacting comparability. Our CODM views the inclusion of the contractually committed revenues associated with that period as meaningful to Segment Adjusted EBITDA as the related asset has been constructed, is standing ready to provide the committed service and the fixed operating costs are included in the current period results.
(6)Includes equity-indexed compensation expense associated with awards that will or may be settled in units.
(7)Includes gains and losses realized on the settlement of foreign currency transactions as well as the revaluation of monetary assets and liabilities denominated in a foreign currency.
(8)Includes costs recognized during the period related to the Line 901 incident that occurred in May 2015, net of amounts we believe are probable of recovery from insurance. See Note 19 for additional information regarding the Line 901 incident.
(9)Includes acquisition-related expenses associated with the ACC Acquisition. See Note 7 for additional discussion. An adjustment for these non-recurring expenses is included in the calculation of Segment Adjusted EBITDA for the year ended December 31, 2017 as our CODM does not view such expenses as integral to understanding our core segment operating performance.

Geographic Data

We have operations in the United States and Canada. Set forth below are revenues and long-lived assets attributable to these geographic areas (in millions):

	Year Ended December 31,
Revenues (1)	2019	2018	2017
United States	$27,162	$28,362	$21,443
Canada	6,507	5,693	4,780
	$33,669	$34,055	$26,223

(1)Revenues are primarily attributed to each region based on where the services are provided or the product is shipped.

	December 31,
Long-Lived Assets (1)	2019	2018
United States	$17,565	$15,885
Canada	3,935	3,542
	$21,500	$19,427

(1)Excludes long-term derivative assets, long-term deferred tax assets and goodwill.