Form 10-Q
period 2020-03-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2020-05-08
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No
As of May 1, 2020, there were 728,053,007 Common Units outstanding.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38	$45
Restricted cash	122	37
Trade accounts receivable and other receivables, net	2,200	3,614
Inventory	181	604
Other current assets	530	312
Total current assets	3,071	4,612

PROPERTY AND EQUIPMENT	17,927	18,948
Accumulated depreciation	(3,525)	(3,593)
Property and equipment, net	14,402	15,355

OTHER ASSETS
Investments in unconsolidated entities	3,714	3,683
Goodwill	—	2,540
Linefill and base gas	955	981
Long-term operating lease right-of-use assets, net	430	466
Long-term inventory	73	182
Other long-term assets, net	1,055	858
Total assets	$23,700	$28,677

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$2,247	$3,686
Short-term debt	363	504
Other current liabilities	747	827
Total current liabilities	3,357	5,017

LONG-TERM LIABILITIES
Senior notes, net	8,941	8,939
Other long-term debt, net	477	248
Long-term operating lease liabilities	370	387
Other long-term liabilities and deferred credits	833	891
Total long-term liabilities	10,621	10,465

COMMITMENTS AND CONTINGENCIES (NOTE 12)

PARTNERS’ CAPITAL
Series A preferred unitholders (71,090,468 and 71,090,468 units outstanding, respectively)	1,505	1,505
Series B preferred unitholders (800,000 and 800,000 units outstanding, respectively)	787	787
Common unitholders (728,053,007 and 728,028,576 units outstanding, respectively)	7,287	10,770
Total partners’ capital excluding noncontrolling interests	9,579	13,062
Noncontrolling interests	143	133
Total partners’ capital	9,722	13,195
Total liabilities and partners’ capital	$23,700	$28,677
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
REVENUES
Supply and Logistics segment revenues	$7,907	$8,022
Transportation segment revenues	187	197
Facilities segment revenues	175	156
Total revenues	8,269	8,375

COSTS AND EXPENSES
Purchases and related costs	7,367	7,119
Field operating costs	304	326
General and administrative expenses	69	76
Depreciation and amortization	168	136
(Gains)/losses on asset sales and asset impairments, net (Note 14)	619	4
Goodwill impairment losses (Note 6)	2,515	—
Total costs and expenses	11,042	7,661

OPERATING INCOME/(LOSS)	(2,773)	714

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	110	89
Gain on/(impairment of) investments in unconsolidated entities, net (Note 7)	(22)	267
Interest expense (net of capitalized interest of $6 and $11, respectively)	(108)	(101)
Other income/(expense), net	(31)	25

INCOME/(LOSS) BEFORE TAX	(2,824)	994
Current income tax expense	(6)	(30)
Deferred income tax (expense)/benefit	(15)	6

NET INCOME/(LOSS)	(2,845)	970
Net income attributable to noncontrolling interests	(2)	—
NET INCOME/(LOSS) ATTRIBUTABLE TO PAA	$(2,847)	$970

NET INCOME/(LOSS) PER COMMON UNIT (NOTE 4):
Net income/(loss) allocated to common unitholders — Basic	$(2,897)	$917
Basic weighted average common units outstanding	728	727
Basic net income/(loss) per common unit	$(3.98)	$1.26

Net income/(loss) allocated to common unitholders — Diluted	$(2,897)	$957
Diluted weighted average common units outstanding	728	800
Diluted net income/(loss) per common unit	$(3.98)	$1.20

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
Net income/(loss)	$(2,845)	$970
Other comprehensive income/(loss)	(327)	58
Comprehensive income/(loss)	(3,172)	1,028
Comprehensive income attributable to noncontrolling interests	(2)	—
Comprehensive income/(loss) attributable to PAA	$(3,174)	$1,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2019	$(259)	$(674)	$—	$(933)

Reclassification adjustments	2	—	—	2
Unrealized loss on hedges	(79)	—	—	(79)
Currency translation adjustments	—	(251)	—	(251)
Other	—	—	1	1
Total period activity	(77)	(251)	1	(327)
Balance at March 31, 2020	$(336)	$(925)	$1	$(1,260)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2018	$(177)	$(853)	$—	$(1,030)

Reclassification adjustments	2	—	—	2
Unrealized loss on hedges	(23)	—	—	(23)
Currency translation adjustments	—	78	—	78
Other	—	—	1	1
Total period activity	(21)	78	1	58
Balance at March 31, 2019	$(198)	$(775)	$1	$(972)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2020	2019
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,845)	$970
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	168	136
(Gains)/losses on asset sales and asset impairments, net (Note 14)	619	4
Goodwill impairment losses (Note 6)	2,515	—
Equity-indexed compensation expense/(benefit)	(4)	17
Inventory valuation adjustments	232	—
Deferred income tax expense/(benefit)	15	(6)
Loss on foreign currency revaluation	46	4
Change in fair value of Preferred Distribution Rate Reset Option (Note 10)	(26)	(23)
Equity earnings in unconsolidated entities	(110)	(89)
Distributions on earnings from unconsolidated entities	125	98
(Gain on)/impairment of investments in unconsolidated entities, net (Note 7)	22	(267)
Other	5	7
Changes in assets and liabilities, net of acquisitions	128	182
Net cash provided by operating activities	890	1,033

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired (Note 14)	(308)	—
Investments in unconsolidated entities	(147)	(125)
Additions to property, equipment and other	(245)	(280)
Proceeds from sales of assets (Note 14)	104	—
Cash paid for purchases of linefill and base gas	(5)	(16)
Other investing activities	(9)	(8)
Net cash used in investing activities	(610)	(429)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under commercial paper program (Note 8)	(93)	—
Net borrowings under senior secured hedged inventory facility (Note 8)	89	—
Distributions paid to Series A preferred unitholders (Note 9)	(37)	(37)
Distributions paid to common unitholders (Note 9)	(262)	(218)
Other financing activities	111	57
Net cash used in financing activities	(192)	(198)

Effect of translation adjustment	(10)	(3)

Net increase in cash and cash equivalents and restricted cash	78	403
Cash and cash equivalents and restricted cash, beginning of period	82	66
Cash and cash equivalents and restricted cash, end of period	$160	$469

Cash paid for:
Interest, net of amounts capitalized	$65	$70
Income taxes, net of amounts refunded	$51	$65

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2019	$1,505	$787	$10,770	$13,062	$133	$13,195
Net income/(loss)	37	12	(2,896)	(2,847)	2	(2,845)
Distributions (Note 9)	(37)	(12)	(262)	(311)	—	(311)
Other comprehensive loss	—	—	(327)	(327)	—	(327)
Contributions from noncontrolling interests (Note 9)	—	—	—	—	8	8
Other	—	—	2	2	—	2
Balance at March 31, 2020	$1,505	$787	$7,287	$9,579	$143	$9,722

	Limited Partners			Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2018	$1,505	$787	$9,710	$12,002
Net income	37	12	921	970
Distributions	(37)	(12)	(218)	(267)
Other comprehensive income	—	—	58	58
Other	—	—	(1)	(1)
Balance at March 31, 2019	$1,505	$787	$10,470	$12,762

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

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of March 31, 2020, AAP also owned a limited partner interest in us through its ownership of approximately 248.4 million of our common units (approximately 31% of our total outstanding common units and Series A preferred units combined). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at March 31, 2020, owned an approximate 75% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2019 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAA and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation.

The condensed consolidated balance sheet data as of December 31, 2019 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2020 should not be taken as indicative of results to be expected for the entire year.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

COVID-19

During the first quarter of 2020, the novel coronavirus (“COVID-19”) pandemic resulted in a swift and material decline in global crude oil demand, which contributed to an oversupply of crude oil that has been exacerbated by increases in production from certain suppliers in the global oil markets. These macroeconomic and industry specific challenges resulted in a number of impairment charges recognized during the first quarter. See Note 6 and Note 14 for further discussion of these impairments.

Many uncertainties remain with respect to COVID-19, including uncertainty regarding the length of time the pandemic will continue, as well as the timing, pace and extent of an economic recovery in the United States and elsewhere, and how such uncertainties will impact the energy industry and our business. As a result, these matters may affect our estimates and assumptions on amounts reported in the financial statements and accompanying notes in the near term.

Note 2—Summary of Significant Accounting Policies

Restricted Cash

Restricted cash includes cash held by us that is unavailable for general use and is comprised of amounts advanced to us by certain equity method investees related to the construction of fixed assets where we serve as construction manager. The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on our Condensed Consolidated Balance Sheet that sum to the total of the amounts shown on our Condensed Consolidated Statement of Cash Flows (in millions):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$38	$45
Restricted cash	122	37
Total cash and cash equivalents and restricted cash	$160	$82
Recent Accounting Pronouncements

Except as discussed below and in our 2019 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2020 that are of significance or potential significance to us.

Accounting Standards Updates Adopted During the Period

        We adopted the ASUs listed below effective January 1, 2020 and our adoption did not have a material impact on our financial position, results of operations or cash flows (see Note 2 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for additional information regarding these ASUs):

•ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments;
•ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities;
•ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force);
•ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement; and
•ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (along with a series of related ASUs).

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Updates Issued During the Period

In March 2020, the FASB issued 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective prospectively upon issuance through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of this ASU. We are currently evaluating the effect that this guidance will have on our financial position, results of operations and cash flows.

Note 3—Revenues and Accounts Receivable

Revenue Recognition

We disaggregate our revenues by segment and type of activity under ASC Topic 606, Revenues from Contracts with Customers (“Topic 606”). These categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. See Note 3 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for additional information regarding our types of revenues and policies for revenue recognition.

        The following tables present our Supply and Logistics, Transportation and Facilities segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Three Months Ended March 31,
	2020	2019
Supply and Logistics segment revenues from contracts with customers
Crude oil transactions	$7,322	$6,936
NGL and other transactions	428	910
Total Supply and Logistics segment revenues from contracts with customers	$7,750	$7,846

	Three Months Ended March 31,
	2020	2019
Transportation segment revenues from contracts with customers
Tariff activities:
Crude oil pipelines	$512	$478
NGL pipelines	26	27
Total tariff activities	538	505
Trucking	35	39
Total Transportation segment revenues from contracts with customers	$573	$544

	Three Months Ended March 31,
	2020	2019
Facilities segment revenues from contracts with customers
Crude oil, NGL and other terminalling and storage	$182	$176
NGL and natural gas processing and fractionation	109	87
Rail load / unload	14	20
Total Facilities segment revenues from contracts with customers	$305	$283

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Reconciliation to Total Revenues of Reportable Segments. The following tables present the reconciliation of our revenues from contracts with customers to segment revenues and total revenues as disclosed in our Condensed Consolidated Statements of Operations (in millions):

Three Months Ended March 31, 2020	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$573	$305	$7,750	$8,628
Other items in revenues	6	8	158	172
Total revenues of reportable segments	$579	$313	$7,908	$8,800
Intersegment revenues				(531)
Total revenues				$8,269

Three Months Ended March 31, 2019	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$544	$283	$7,846	$8,673
Other items in revenues	12	16	176	204
Total revenues of reportable segments	$556	$299	$8,022	$8,877
Intersegment revenues				(502)
Total revenues				$8,375

        Minimum Volume Commitments. We have certain agreements that require counterparties to transport or throughput a minimum volume over an agreed upon period. At March 31, 2020 and December 31, 2019, counterparty deficiencies associated with contracts with customers and buy/sell arrangements that include minimum volume commitments totaled $22 million and $42 million, respectively, of which $18 million and $22 million, respectively, was recorded as a contract liability. The remaining balance of $4 million and $20 million at March 31, 2020 and December 31, 2019, respectively, was related to deficiencies for which the counterparties had not met their contractual minimum commitments and were not reflected in our Condensed Consolidated Financial Statements as we had not yet billed or collected such amounts.

        Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the change in the contract liability balance during the three months ended March 31, 2020 (in millions):

Contract Liabilities
Balance at December 31, 2019	$354
Amounts recognized as revenue	(242)
Additions	36
Balance at March 31, 2020	$148

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Remaining Performance Obligations. Topic 606 requires a presentation of information about partially and wholly unsatisfied performance obligations under contracts that exist as of the end of the period. The information includes the amount of consideration allocated to those remaining performance obligations and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. These contracts are all within the scope of Topic 606. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of March 31, 2020 (in millions):

	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$124	$168	$162	$160	$138	$553
Storage, terminalling and throughput agreement revenues	307	324	254	192	147	367
Total	$431	$492	$416	$352	$285	$920

(1)Calculated as volumes committed under contracts multiplied by the current applicable tariff rate.

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
•Transportation and Facilities contracts that are short-term;
•Contracts within the scope of ASC Topic 842, Leases; and
•Contracts within the scope of ASC Topic 815, Derivatives and Hedging.

Trade Accounts Receivable and Other Receivables, Net

        Our accounts receivable are primarily from purchasers and shippers of crude oil and, to a lesser extent, purchasers of NGL. During the first quarter of 2020, macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply has caused liquidity issues impacting many energy companies, which in turn has increased the potential credit risks associated with certain counterparties with which we do business. To mitigate credit risk related to our accounts receivable, we utilize a rigorous credit review process. We closely monitor market conditions and perform credit reviews of each customer to make a determination with respect to the amount, if any, of open credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of advance cash payments, standby letters of credit, credit insurance or parental guarantees. Additionally, in an effort to mitigate credit risk, a significant portion of our transactions with counterparties are settled on a net-cash basis. For a majority of these net-cash arrangements, we also enter into netting agreements (contractual agreements that allow us to offset receivables and payables with those counterparties against each other on our balance sheet).

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

        Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At March 31, 2020 and December 31, 2019, substantially all of our trade accounts receivable were less than 30 days past their scheduled invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, given the sharp decline in demand for crude oil and the drop in prices, the actual amount of current and future credit losses could vary significantly from estimated amounts.

        The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2020	December 31, 2019
Trade accounts receivable arising from revenues from contracts with customers	$1,796	$3,381
Other trade accounts receivables and other receivables (1)	2,668	3,576
Impact due to contractual rights of offset with counterparties	(2,264)	(3,343)
Trade accounts receivable and other receivables, net	$2,200	$3,614

(1)The balance is comprised primarily of accounts receivable associated with buy/sell arrangements that are not within the scope of Topic 606.

Note 4—Net Income/(Loss) Per Common Unit

We calculate basic and diluted net income/(loss) per common unit by dividing net income/(loss) attributable to PAA (after deducting amounts allocated to preferred unitholders and participating securities) by the basic and diluted weighted average number of common units outstanding during the period. Participating securities include LTIP awards that have vested DERs, which entitle the grantee to a cash payment equal to the cash distribution paid on our outstanding common units.

The diluted weighted average number of common units is computed based on the weighted average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units and (ii) our equity-indexed compensation plan awards. When applying the if-converted method prescribed by FASB guidance, the possible conversion of approximately 71 million Series A preferred units was excluded from the calculation of diluted net income/(loss) per common unit for the three months ended March 31, 2020 as the effect was antidilutive. Our equity-indexed compensation plan awards that contemplate the issuance of common units are considered dilutive unless (i) they become vested only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. Equity-indexed compensation plan awards that were deemed to be dilutive during the three months ended March 31, 2020 and 2019 were reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. Potentially dilutive LTIP awards of approximately 1 million units were excluded from the computation of diluted net loss per common unit for the three months ended March 31, 2020 as the effect was antidilutive. See Note 18 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for a complete discussion of our equity-indexed compensation plan awards.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income/(loss) per common unit (in millions, except per unit data):

	Three Months Ended March 31,
	2020	2019
Basic Net Income/(Loss) per Common Unit
Net income/(loss) attributable to PAA	$(2,847)	$970
Distributions to Series A preferred unitholders	(37)	(37)
Distributions to Series B preferred unitholders	(12)	(12)
Distributions to participating securities	(1)	(1)
Other	—	(3)
Net income/(loss) allocated to common unitholders (1)	$(2,897)	$917

Basic weighted average common units outstanding	728	727

Basic net income/(loss) per common unit	$(3.98)	$1.26

Diluted Net Income/(Loss) per Common Unit
Net income/(loss) attributable to PAA	$(2,847)	$970
Distributions to Series A preferred unitholders	(37)	—
Distributions to Series B preferred unitholders	(12)	(12)
Distributions to participating securities	(1)	(1)
Net income allocated/(loss) to common unitholders (1)	$(2,897)	$957

Basic weighted average common units outstanding	728	727
Effect of dilutive securities:
Series A preferred units	—	71
Equity-indexed compensation plan awards	—	2
Diluted weighted average common units outstanding	728	800

Diluted net income/(loss) per common unit	$(3.98)	$1.20

(1)We calculate net income/(loss) allocated to common unitholders based on the distributions pertaining to the current period’s net income (whether paid in cash or in-kind). After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings (i.e., undistributed loss), if any, are allocated to the common unitholders and participating securities in accordance with the contractual terms of our partnership agreement in effect for the period and as further prescribed under the two-class method.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	March 31, 2020				December 31, 2019
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	7,168	barrels	$128	$17.86	8,613	barrels	$450	$52.25
NGL	3,992	barrels	42	$10.52	7,574	barrels	142	$18.75
Other	N/A		11	N/A	N/A		12	N/A
Inventory subtotal			181				604

Linefill and base gas
Crude oil	14,251	barrels	804	$56.42	14,316	barrels	826	$57.70
NGL	1,640	barrels	41	$25.00	1,701	barrels	47	$27.63
Natural gas	25,576	Mcf	110	$4.30	24,976	Mcf	108	$4.32
Linefill and base gas subtotal			955				981

Long-term inventory
Crude oil	2,789	barrels	55	$19.72	2,598	barrels	152	$58.51
NGL	1,579	barrels	18	$11.40	1,707	barrels	30	$17.57
Long-term inventory subtotal			73				182

Total			$1,209				$1,767

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Condensed Consolidated Statements of Operations. We recorded a charge of $232 million during the three months ended March 31, 2020 related to the write-down of our crude oil and NGL inventory, of which $40 million is associated with our long-term inventory, due to declines in prices during the first quarter of 2020. A portion of this inventory valuation adjustment was offset by the recognition of gains on derivative instruments being utilized to hedge future sales of our crude oil and NGL inventory. Such gains were recorded to “Supply and Logistics segment revenues” in our accompanying Consolidated Statement of Operations. See Note 10 for discussion of our derivative and risk management activities.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Goodwill

During the first quarter of 2020, we recorded impairment losses related to goodwill. Our market capitalization declined significantly during the first quarter driven by current macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply as well as changing market conditions and expected lower crude oil production in certain regions, resulting in expected decreases in future cash flows for certain of our assets. In addition, the uncertainty related to oil demand continues to have a significant impact on the investment and operating plans of our primary customers. Based on these events, we concluded that a triggering event occurred which required us to perform a quantitative impairment test as of March 31, 2020, utilizing a discounted cash flow approach. We applied a discount rate of approximately 14% in the determination of the fair value of each of our reporting units, which represents our estimate of the cost of capital of a theoretical market participant. The fair values of the reporting units are Level 3 measurements in the fair value hierarchy and were based on various inputs, as discussed below. The discounted cash flows for each reporting unit were based on six years of projected cash flows and terminal values that we believe would be applied by a theoretical market participant in similar market transactions. The discounted cash flows for the respective reporting units utilized various other assumptions, including, but not limited to (i) volumes (based on historical information and estimates of future drilling and completion activity, as well as expectations of future demand recovery), (ii) tariff and storage rates, (iii) future commodity prices (based on relevant indices and applicable quality and location differentials), and (iv) estimated fixed and variable costs. We used a range of cash flows for the discounted cash flow calculations, based on differing potential market scenarios but for each of the reporting units, the ultimate outcome of the impairment test was unchanged by the various points within the range of cash flows. Based upon the results of the impairment test, we concluded that the carrying value of each of our reporting units exceeded their respective fair values, resulting in a goodwill impairment charge for the entire goodwill balance for each reporting unit.

Goodwill by segment and changes in goodwill are reflected in the following table (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2019	$1,052	$982	$506	$2,540
Acquisitions	2	—	—	2
Foreign currency translation adjustments	(19)	(7)	(5)	(31)
Goodwill, gross	1,035	975	501	2,511
Impairments	(1,038)	(975)	(502)	(2,515)
Foreign currency translation adjustments	3	—	1	4
Accumulated impairment losses	(1,035)	(975)	(501)	(2,511)
Balance at March 31, 2020	$—	$—	$—	$—

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Investments in Unconsolidated Entities

        Our investments in unconsolidated entities consisted of the following (in millions, except percentage data):

		Ownership Interest at March 31, 2020	Investment Balance
Entity (1)	Type of Operation		March 31, 2020	December 31, 2019
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%	$427	$431
Cactus II Pipeline LLC	Crude Oil Pipeline	65%	767	738
Capline Pipeline Company LLC	Crude Oil Pipeline (2)	54%	499	484
Diamond Pipeline LLC	Crude Oil Pipeline	50%	477	476
Eagle Ford Pipeline LLC	Crude Oil Pipeline	50%	391	382
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Terminals”)	Crude Oil Terminal and Dock	50%	128	126
Red Oak Pipeline LLC (“Red Oak”)	Crude Oil Pipeline (3) (4)	50%	54	20
Saddlehorn Pipeline Company, LLC (“Saddlehorn”)	Crude Oil Pipeline	30%	181	234
STACK Pipeline LLC	Crude Oil Pipeline	50%	116	117
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	193	196
Wink to Webster Pipeline LLC	Crude Oil Pipeline (3)	16%	182	136
Other investments			299	343
Total investments in unconsolidated entities			$3,714	$3,683

(1)Except for Eagle Ford Terminals, which is reported in our Facilities segment, the financial results from the entities are reported in our Transportation segment.
(2)The Capline pipeline was taken out of service pending the reversal of the pipeline system.
(3)Asset is currently under construction and has not yet been placed in service.
(4)In March 2020, the partners announced they were deferring the Red Oak pipeline project and suspending actions that would require additional capital spending on the project, and that they would re-evaluate demand for the project in light of recent market developments.

Impairments

During the three months ended March 31, 2020, we recognized a loss of $43 million related to the write-down of certain of our investments included in “Other investments” in the table above due to an other-than-temporary impairment related to a decline in market conditions. This loss is reflected in “Gain on/(impairment of) investments in unconsolidated entities, net” on our Condensed Consolidated Statement of Operations.

Divestitures

        Saddlehorn. In February 2020, we sold a 10% ownership interest in Saddlehorn for proceeds of approximately $78 million, including working capital adjustments, and have retained a 30% interest. We recorded a gain of approximately $21 million related to this sale, which is included in “Gain on/(impairment of) investments in unconsolidated entities” on our Condensed Consolidated Statement of Operations. We continue to account for our remaining interest under the equity method of accounting.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Debt

Debt consisted of the following (in millions):

	March 31, 2020	December 31, 2019
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 2.2% (1)	$—	$93
Senior secured hedged inventory facility, bearing a weighted-average interest rate of 1.8% and 2.7%, respectively (1)	237	325
Other	126	86
Total short-term debt	363	504

LONG-TERM DEBT
Senior notes, net of unamortized discounts and debt issuance costs of $59 and $61, respectively (2)	8,941	8,939
Senior secured hedged inventory facility, bearing a weighted-average interest rate of 1.8% (2)	177	—
GO Zone term loans, net of debt issuance costs of $1 and $1, respectively, bearing a weighted-average interest rate of 2.5% and 2.6%, respectively	199	199
Other	101	49
Total long-term debt	9,418	9,187
Total debt (3)	$9,781	$9,691

(1)We classified these commercial paper notes and credit facility borrowings as short-term as of March 31, 2020 and December 31, 2019, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)As of March 31, 2020, we classified our $600 million, 5.00% senior notes due February 2021 and a portion of our senior secured hedged inventory facility borrowings as long-term based on our ability and intent to refinance such amounts on a long-term basis.
(3)Our fixed-rate senior notes had a face value of approximately $9.0 billion at both March 31, 2020 and December 31, 2019. We estimated the aggregate fair value of these notes as of March 31, 2020 and December 31, 2019 to be approximately $7.2 billion and $9.3 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under our credit facilities, commercial paper program and GO Zone term loans approximates fair value as interest rates reflect current market rates. The fair value estimates for our senior notes, credit facilities, commercial paper program and GO Zone term loans are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Borrowings and Repayments

Total borrowings under our credit facilities and commercial paper program for the three months ended March 31, 2020 and 2019 were approximately $9.6 billion and $0.5 billion, respectively. Total repayments under our credit facilities and commercial paper program were approximately $9.6 billion and $0.5 billion for the three months ended March 31, 2020 and 2019, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2020 and December 31, 2019, we had outstanding letters of credit of $106 million and $157 million, respectively.

Note 9—Partners’ Capital and Distributions

Units Outstanding

The following tables present the activity for our preferred and common units:

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2019	71,090,468	800,000	728,028,576
Issuances of common units under equity-indexed compensation plans	—	—	24,431
Outstanding at March 31, 2020	71,090,468	800,000	728,053,007

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2018	71,090,468	800,000	726,361,924
Issuances of common units under equity-indexed compensation plans	—	—	423,889
Outstanding at March 31, 2019	71,090,468	800,000	726,785,813

Distributions

Series A Preferred Unit Distributions. The following table details distributions to our Series A preferred unitholders paid during or pertaining to the first three months of 2020 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 15, 2020 (1)	$37	$0.525
February 14, 2020	$37	$0.525

(1)Payable to unitholders of record at the close of business on May 1, 2020 for the period from January 1, 2020 through March 31, 2020. At March 31, 2020, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Unit Distributions. Distributions on our Series B preferred units are payable semi-annually in arrears on the 15th day of May and November. The following table details distributions to be paid to our Series B preferred unitholders (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 15, 2020 (1)	$24.5	$30.625

(1)Payable to unitholders of record at the close of business on May 1, 2020 for the period from November 15, 2019 through May 14, 2020.

At March 31, 2020, approximately $18 million of accrued distributions payable to our Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

Common Unit Distributions. The following table details distributions to our common unitholders paid during or pertaining to the first three months of 2020 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
May 15, 2020 (1)	$86	$45	$131	$0.18
February 14, 2020	$172	$90	$262	$0.36

(1)Payable to unitholders of record at the close of business on May 1, 2020 for the period from January 1, 2020 through March 31, 2020.

Noncontrolling Interests in Subsidiaries

        During the three months ended March 31, 2020, we received $8 million of contributions from noncontrolling interests in Red River Pipeline Company LLC related to the Red River pipeline capacity expansion.

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

At March 31, 2020 and December 31, 2019, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of March 31, 2020, net derivative positions related to these activities included:

•A net long position of 9.9 million barrels associated with our crude oil purchases, which was unwound ratably during April 2020 to match monthly average pricing.
•A net short time spread position of 6.0 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through May 2021.
•A net crude oil basis spread position of 6.3 million barrels at multiple locations through December 2021. These derivatives allow us to lock in grade basis differentials.
•A net short position of 15.7 million barrels through December 2022 related to anticipated net sales of crude oil and NGL inventory.

Storage Capacity Utilization — For capacity allocated to our supply and logistics operations, we have utilization risk in a backwardated market structure. As of March 31, 2020, we used derivatives to manage the risk that a portion of our storage capacity will not be utilized (an average of approximately 2.0 million barrels per month of storage capacity through December 2021). These positions involve no outright price exposure.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of March 31, 2020:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	41.8 Bcf	December 2022
Propane sales	(3.0) MMbls	December 2020
Butane sales	(1.8) MMbls	December 2020
Condensate sales (WTI position)	(0.9) MMbls	December 2020
Power supply requirements (1)	0.9 TWh	December 2022

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

Our commodity derivatives are not designated as a hedging relationship, as such, changes in the fair value are reported in earnings. A summary of the impact of our commodity derivatives recognized in earnings as follows (in millions):

	Three Months Ended March 31,
	2020	2019
Supply and Logistics segment revenues	$149	$213
Field operating costs	1	7
Net gain/(loss) from commodity derivative activity	$150	$220

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists. Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin. Our exchange-traded derivatives are transacted through clearing brokerage accounts and are subject to margin requirements as established by the respective exchange. On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin. The following table provides the components of our net broker receivable/(payable) (in millions):

	March 31, 2020	December 31, 2019
Initial margin	$163	$73
Variation margin posted/(returned)	(214)	(45)
Letters of credit	(74)	(73)
Net broker payable	$(125)	$(45)

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table reflects the Condensed Consolidated Balance Sheet line items that include the fair values of our commodity derivative assets and liabilities and the effect of the collateral netting. Such amounts are presented on a gross basis, before the effects of counterparty netting. However, we have elected to present our commodity derivative assets and liabilities with the same counterparty on a net basis on our Condensed Consolidated Balance Sheet when the legal right of offset exists. Amounts in the table below are presented in millions.

	March 31, 2020				December 31, 2019
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$446	$(256)	$(125)	$65	$179	$(37)	$(45)	$97
Other long-term assets, net	99	(15)	—	84	24	—	—	24
Derivative Liabilities
Other current liabilities	161	(171)	—	(10)	32	(56)	—	(24)
Other long-term liabilities and deferred credits	—	(12)	—	(12)	—	(12)	—	(12)
Total	$706	$(454)	$(125)	$127	$235	$(105)	$(45)	$85

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

The following table summarizes the terms of our outstanding interest rate derivatives as of March 31, 2020 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2020	3.06%	Cash flow hedge
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2023	1.38%	Cash flow hedge
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/14/2024	0.73%	Cash flow hedge

As of March 31, 2020, there was a net loss of $336 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transactions or (ii) interest expense accruals associated with underlying debt instruments. We reclassified a net loss of $2 million and $2 million during the three months ended March 31, 2020 and 2019, respectively. Of the total net loss deferred in AOCI at March 31, 2020, we expect to reclassify a net loss of $12 million to earnings in the next twelve months. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2054 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of March 31, 2020; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended March 31,
	2020	2019
Interest rate derivatives, net	$(79)	$(23)

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2020, the net fair value of our interest rate hedges, which were included in “Other current liabilities” and “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheet, totaled $115 million and $9 million, respectively. At December 31, 2019, the fair value of these hedges was $44 million and included in “Other current liabilities.”

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

The following table summarizes our open forward exchange contracts as of March 31, 2020 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2020	$132	$175	$1.00 - $1.32

Forward exchange contracts that exchange USD for CAD:
	2020	$300	$404	$1.00 - $1.35

These derivatives are not designated as a hedging relationship. As such, changes in fair value are recognized in earnings as a component of Supply and Logistics segment revenues. For the three months ended March 31, 2020 and 2019, the amounts recognized in earnings for our currency exchange rate hedges were a loss of $6 million and a gain of $5 million, respectively.

At March 31, 2020, the net fair value of these currency exchange rate hedges, which was included in “Other current assets” and “Other current liabilities” on our Condensed Consolidated Balance Sheet, totaled $1 million and $6 million, respectively. At December 31, 2019, the net fair value of these currency exchange rate hedges, which was included in “Other current assets” and “Other current liabilities” on our Condensed Consolidated Balance Sheet, totaled $2 million and $1 million, respectively.

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheets. This embedded derivative is not designated as a hedging relationship and corresponding changes in fair value are recognized in “Other income/(expense), net” in our Condensed Consolidated Statement of Operations. For the three months ended March 31, 2020 and 2019, we recognized gains of $26 million and $23 million, respectively. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets, totaled $8 million and $34 million at March 31, 2020 and December 31, 2019, respectively. See Note 13 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for additional information regarding our Series A preferred units and the Preferred Distribution Rate Reset Option.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of March 31, 2020				Fair Value as of December 31, 2019
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$177	$128	$(53)	$252	$42	$105	$(17)	$130
Interest rate derivatives	—	(124)	—	(124)	—	(44)	—	(44)
Foreign currency derivatives	—	(5)	—	(5)	—	1	—	1
Preferred Distribution Rate Reset Option	—	—	(8)	(8)	—	—	(34)	(34)
Total net derivative asset/(liability)	$177	$(1)	$(61)	$115	$42	$62	$(51)	$53

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended March 31,
	2020	2019
Beginning Balance	$(51)	$(24)
Net gains/(losses) for the period included in earnings	(10)	23
Settlements	—	(10)
Derivatives entered into during the period	—	1
Ending Balance	$(61)	$(10)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$(10)	$24

Note 11—Related Party Transactions

See Note 17 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for a complete discussion of our related party transactions.

Ownership of PAGP Class C Shares

        As of March 31, 2020 and December 31, 2019, we owned 550,769,169 and 549,538,139, respectively, Class C shares of PAGP. The Class C shares represent a non-economic limited partner interest in PAGP that provides us, as the sole holder, a “pass-through” voting right through which our common unitholders and Series A preferred unitholders have the effective right to vote, pro rata with the holders of Class A and Class B shares of PAGP, for the election of eligible PAGP GP directors.

Transactions with Other Related Parties

Our other related parties include (i) principal owners and their affiliated entities and (ii) entities in which we hold investments and account for under the equity method of accounting (see Note 7 for information regarding such entities). We recognize as our principal owners entities that have a designated representative on the board of directors of PAGP GP and/or own greater than 10% of the limited partner interests in AAP. Such limited partner interests in AAP translates into a significantly smaller indirect ownership interest in PAA. We also consider subsidiaries or funds identified as affiliated with principal owners to be related parties. As of March 31, 2020, Kayne Anderson Capital Advisors, L.P. was a principal owner.

During the three months ended March 31, 2020 and 2019, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation services from our principal owners and their affiliated entities and our equity method investees. These transactions were conducted at posted tariff rates or prices that we believe approximate market. Included in these transactions was a crude oil buy/sell agreement that includes a multi-year minimum volume commitment. The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended March 31,
	2020	2019
Revenues from related parties (1) (2) (3)	$23	$225

Purchases and related costs from related parties (2) (3)	$129	$114

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
(3)Revenues and purchases and related costs from related parties for 2019 include transactions with The Energy & Minerals Group (“EMG”) and its subsidiaries through May 2019 and Occidental Petroleum Corporation (“Oxy”) and its subsidiaries through September 2019. Following transactions reducing EMG and Oxy’s ownership interest in AAP in May and September 2019, respectively, EMG and Oxy are no longer recognized as principal owners. See Note 17 to our 2019 Annual Report on Form 10-K for additional information.

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2020	December 31, 2019
Trade accounts receivable and other receivables, net from related parties (1)	$180	$134

Trade accounts payable to related parties (1) (2)	$97	$102

(1)Includes amounts related to crude oil purchases and sales, transportation services and amounts owed to us or advanced to us related to expansion projects of equity method investees where we serve as construction manager.
(2)We have agreements to store and transport crude oil at posted tariff rates on pipelines or at facilities that are owned by equity method investees, in which we own a 50% interest. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.

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

Legal Proceedings — General

In the ordinary course of business, we are involved in various legal proceedings, including those arising from regulatory and environmental matters. In connection with determining the probability of loss associated with such legal proceedings and whether any potential losses associated therewith are estimable, we take into account what we believe to be all relevant known facts and circumstances, and what we believe to be reasonable assumptions regarding the application of those facts and circumstances to existing agreements, laws and regulations. Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to fully protect us from losses arising from current or future legal proceedings. Accordingly, we can provide no assurance that the outcome of the various legal proceedings that we are currently involved in, or will become involved with in the future, will not, individually or in the aggregate, have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Environmental — General

Although we have made significant investments in our maintenance and integrity programs, we have experienced (and likely will experience future) releases of hydrocarbon products into the environment from our pipeline, rail, storage and other facility operations. These releases can result from accidents or from unpredictable man-made or natural forces and may reach surface water bodies, groundwater aquifers or other sensitive environments. Damages and liabilities associated with any such releases from our existing or future assets could be significant and could have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

We record environmental liabilities when environmental assessments and/or remedial efforts are probable and the amounts can be reasonably estimated. Generally, our recording of these accruals coincides with our completion of a feasibility study or our commitment to a formal plan of action. We do not discount our environmental remediation liabilities to present value. We also record environmental liabilities assumed in business combinations based on the estimated fair value of the environmental obligations caused by past operations of the acquired company. We record receivables for amounts we believe are recoverable from insurance or from third parties under indemnification agreements in the period that we determine the costs are probable of recovery.

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with our capitalization policy for property and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future profitability are expensed.

At March 31, 2020, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $142 million, of which $89 million was classified as short-term and $53 million was classified as long-term. At December 31, 2019, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident) totaled $140 million, of which $60 million was classified as short-term and $80 million was classified as long-term. Such short- and long-term environmental liabilities are reflected in “Other current liabilities” and “Other long-term liabilities and deferred credits,” respectively, on our Condensed Consolidated Balance Sheets. At March 31, 2020, we had recorded receivables totaling $81 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, of which $69 million was classified as short-term and $12 million was classified as long-term. At December 31, 2019, we had recorded $72 million of such receivables, of which $35 million was classified as short-term and $37 million was classified as long-term. Such short- and long-term receivables are reflected in “Trade accounts receivable and other receivables, net” and “Other long-term assets, net,” respectively, on our Condensed Consolidated Balance Sheets.

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

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015, we experienced a crude oil release from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. A portion of the released crude oil reached the Pacific Ocean at Refugio State Beach through a drainage culvert. Following the release, we shut down the pipeline and initiated our emergency response plan. A Unified Command, which included the United States Coast Guard, the EPA, the State of California Department of Fish and Wildlife (“CDFW”), the California Office of Spill Prevention and Response and the Santa Barbara Office of Emergency Management, was established for the response effort. Clean-up and remediation operations with respect to impacted shoreline and other areas has been determined by the Unified Command to be complete, and the Unified Command has been dissolved. Our estimate of the amount of oil spilled, based on relevant facts, data and information and as set forth in the Consent Decree described below, is approximately 2,934 barrels; of this amount, we estimate that 598 barrels reached the Pacific Ocean.

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

On May 21, 2015, we received a corrective action order from the United States Department of Transportation’s Pipeline and Hazardous Materials Safety Administration (“PHMSA”), the governmental agency with jurisdiction over the operation of Line 901 as well as over a second stretch of pipeline extending from Gaviota Pump Station in Santa Barbara County to Emidio Pump Station in Kern County, California (Line 903), requiring us to shut down, purge, review, remediate and test Line 901. The corrective action order was subsequently amended on June 3, 2015; November 12, 2015; and June 16, 2016 to require us to take additional corrective actions with respect to both Lines 901 and 903 (as amended, the “CAO”). Among other requirements, the CAO obligated us to conduct a root cause failure analysis with respect to Line 901 and present remedial work plans and restart plans to PHMSA prior to returning Line 901 and 903 to service; the CAO also imposed a pressure restriction on the section of Line 903 between Pentland Pump Station and Emidio Pump Station, which was subsequently lifted, and required us to take other specified actions with respect to both Lines 901 and 903. We intend to continue to comply with the CAO and to cooperate with any other governmental investigations relating to or arising out of the release. Excavation and removal of the affected section of the pipeline was completed on May 28, 2015. Line 901 and Line 903 have been purged and are not currently operational, with the exception of the Pentland to Emidio segment of Line 903, which remains in service. No timeline has been established for the restart of Line 901 or Line 903. The remaining uncompleted portions of the CAO, which primarily relate to returning Lines 901 and 903 to service, have been incorporated into the Consent Decree (defined and discussed below). Upon entry of the Consent Decree by the Court, we expect that the CAO will be closed out by PHMSA.

On February 17, 2016, PHMSA issued a Preliminary Factual Report of the Line 901 failure, which contains PHMSA’s preliminary findings regarding factual information about the events leading up to the accident and the technical analysis that has been conducted to date. On May 19, 2016, PHMSA issued its final Failure Investigation Report regarding the Line 901 incident. PHMSA’s findings indicate that the direct cause of the Line 901 incident was external corrosion that thinned the pipe wall to a level where it ruptured suddenly and released crude oil. PHMSA also concluded that there were numerous contributory causes of the Line 901 incident, including ineffective protection against external corrosion, failure to detect and mitigate the corrosion and a lack of timely detection and response to the rupture.  The report also included copies of various engineering and technical reports regarding the incident. All potential claims by PHMSA against PAA arising out of the Line 901 failure would be settled pursuant to the Consent Decree discussed below.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Also in late May of 2015, the United States Attorney for the Department of Justice, Central District of California, Environmental Crimes Section (“DOJ”) began an investigation into whether there were any violations of federal criminal statutes in connection with the Line 901 incident, including potential violations of the federal Clean Water Act. We have cooperated with the DOJ’s investigation by responding to their requests for documents and access to our employees. Consistent with the terms of our governing organizational documents, we are funding our employees’ defense costs, including the costs of separate counsel engaged to represent such individuals. Except in connection with the May 2016 Indictment and the 2019 Sentence, to date no criminal charges with respect to the Line 901 release have been brought against PAA or any of its affiliates, officers or employees.

Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We have received a number of claims through the claims line and we have been processing those claims and making payments as appropriate. In addition, we have also had nine class action lawsuits filed against us, six of which have been administratively consolidated into a single proceeding in the United States District Court for the Central District of California. In general, the plaintiffs are seeking to establish different classes of claimants that have allegedly been damaged by the release. The court originally certified three sub-classes of claimants and denied certification of the other proposed sub-class. On appeal, the Ninth Circuit Court of Appeals overturned the certification of one of the three sub-classes, the oil-industry sub-class, and the District Court subsequently dismissed the oil-industry sub-class representatives’ claims. The two remaining sub-classes include (i) commercial fishermen who landed fish in certain specified fishing blocks in the waters adjacent to Santa Barbara County or persons or businesses who resold commercial seafood landed in such areas; and (ii) residential beachfront properties on a beach and residential properties with a private easement to a beach where oil from the spill washed up. The court has tentatively set a trial date of September 1, 2020 for those two sub-classes. We are also defending a separate class action lawsuit proceeding in the United States District Court for the Central District of California brought on behalf of the Line 901 and Line 903 easement holders seeking injunctive relief as well as compensatory damages.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In addition to the foregoing, as the “responsible party” for the Line 901 incident we are liable for various costs and for certain natural resource damages under the Oil Pollution Act. In this regard, following the Line 901 incident, we entered into a cooperative Natural Resource Damage Assessment (“NRDA”) process with the following federal and state agencies designated or authorized by law to act as trustees for the natural resources of the United States and the State of California (collectively, the “Trustees”): the United States Department of Interior, the National Oceanic and Atmospheric Administration, CDFW, the California Department of Parks and Recreation, the California State Lands Commission, and the Regents of the University of California. As part of the NRDA process, the Partnership and the Trustees jointly and independently planned and conducted a number of natural resource assessment activities related to the Line 901 incident. On March 13, 2020, the United States and the People of the State of California filed a civil complaint against Plains All American Pipeline, L.P. and Plains Pipeline L.P. along with a pre-negotiated settlement agreement in the form of a Consent Decree (the “Consent Decree”). The Consent Decree, which was pre-negotiated and signed by DOJ, PHMSA, EPA, CDFW, California Department of Parks and Recreation, California State Lands Commission, Office of the State Fire Marshal, Central Coast Regional Water Quality Control Board, and Regents of the University of California, will, if entered by the court, settle all of the claims asserted in the lawsuit. The Consent Decree would require Plains to pay $24 million in civil penalties and implement certain agreed-upon injunctive relief, and pay $22.325 million as compensation for injuries to, destruction of, loss of, or loss of use of natural resources resulting from the Line 901 incident. The Consent Decree is subject to a public notice and comment period that is set to expire on May 20, 2020, and review and approval by the Federal District Court for the Central District of California. We have included the costs associated with the Consent Decree settlement in the loss accrual described below.

Taking the foregoing into account, as of March 31, 2020, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $400 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments and certain third party claims settlements, as well as estimates for fines, penalties and certain legal fees. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the duration of the natural resource damage assessment process and the ultimate amount of damages determined, (ii) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits, (iii) the determination and calculation of fines and penalties, but excluding fines and penalties that are not probable or reasonably estimable and (iv) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits, claims and investigations that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. In addition, with respect to fines and penalties, the ultimate amount of any fines and penalties assessed against us depends on a wide variety of factors, many of which are not estimable at this time. Where fines and penalties are probable and estimable, we have included them in our estimate, although such estimates could turn out to be wrong. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2020, we had a remaining undiscounted gross liability of $90 million related to this event, of which approximately $80 million is presented in “Other current liabilities” on our Condensed Consolidated Balance Sheet, with the remainder presented in “Other long-term liabilities and deferred credits.” We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through March 31, 2020, we had collected, subject to customary reservations, $203 million out of the approximate $275 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of March 31, 2020, we have recognized a receivable of approximately $72 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Of this amount, approximately $63 million is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet, with the remainder in “Other long-term assets, net.” We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as natural resource damage assessment and compensation, legal, professional and regulatory costs, in addition to fines and penalties, during future periods.

Note 13—Operating Segments

We manage our operations through three operating segments: Transportation, Facilities and Supply and Logistics. See Note 3 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for a summary of the types of products and services from which each segment derives its revenues. Our CODM (our Chief Executive Officer) evaluates segment performance based on measures including Segment Adjusted EBITDA (as defined below) and maintenance capital investment.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain financial data for each segment (in millions):

	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Three Months Ended March 31, 2020
Revenues:
External customers (1)	$297	$175	$7,907	$(110)	$8,269
Intersegment (2)	282	138	1	110	531
Total revenues of reportable segments	$579	$313	$7,908	$—	$8,800
Equity earnings in unconsolidated entities	$108	$2	$—		$110
Segment Adjusted EBITDA	$442	$210	$141		$793
Maintenance capital	$34	$14	$3		$51

Three Months Ended March 31, 2019
Revenues:
External customers (1)	$303	$156	$8,022	$(106)	$8,375
Intersegment (2)	253	143	—	106	502
Total revenues of reportable segments	$556	$299	$8,022	$—	$8,877
Equity earnings in unconsolidated entities	$89	$—	$—		$89
Segment Adjusted EBITDA	$399	$184	$278		$861
Maintenance capital	$27	$17	$2		$46

As of March 31, 2020
Total assets	$13,669	$6,094	$3,937		$23,700
As of December 31, 2019
Total assets	$14,902	$7,336	$6,439		$28,677

(1)Transportation revenues from External customers include certain inventory exchanges with our customers where our Supply and Logistics segment has transacted the inventory exchange and serves as the shipper on our pipeline systems. See Note 3 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for a discussion of our related accounting policy. We have included an estimate of the revenues from these inventory exchanges in our Transportation segment revenues from External customers presented above and adjusted those revenues out such that Total revenues from External customers reconciles to our Condensed Consolidated Statements of Operations. This presentation is consistent with the information provided to our CODM.
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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income/(loss) attributable to PAA (in millions):

	Three Months Ended March 31,
	2020	2019
Segment Adjusted EBITDA	$793	$861
Adjustments (1):
Depreciation and amortization of unconsolidated entities (2)	(17)	(12)
Gains/(losses) from derivative activities, net of inventory valuation adjustments (3)	(30)	74
Long-term inventory costing adjustments (4)	(115)	21
Deficiencies under minimum volume commitments, net (5)	2	7
Equity-indexed compensation expense (6)	(4)	(3)
Net gain/(loss) on foreign currency revaluation (7)	13	(5)
Significant acquisition-related expenses (8)	(3)	—
Depreciation and amortization	(168)	(136)
Gains/(losses) on asset sales and asset impairments, net	(619)	(4)
Goodwill impairment losses	(2,515)	—
Gain on/(impairment of) investments in unconsolidated entities, net	(22)	267
Interest expense, net	(108)	(101)
Other income/(expense), net	(31)	25
Income/(loss) before tax	(2,824)	994
Income tax expense	(21)	(24)
Net income/(loss)	(2,845)	970
Net income attributable to noncontrolling interests	(2)	—
Net income/(loss) attributable to PAA	$(2,847)	$970

(1)Represents adjustments utilized by our CODM in the evaluation of segment results.
(2)Includes our proportionate share of the depreciation and amortization of unconsolidated entities.
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
(4)We carry crude oil and NGL inventory that is comprised of minimum working inventory requirements in third-party assets and other working inventory that is needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future. Therefore, we classify this inventory as long-term on our balance sheet and do not hedge the inventory with derivative instruments (similar to linefill in our own assets). We exclude the impact of changes in the average cost of the long-term inventory (that result from fluctuations in market prices) and write-downs of such inventory that result from price declines from Segment Adjusted EBITDA.

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
(8)Includes acquisition-related expenses associated with the Felix Midstream LLC acquisition. See Note 14 for additional discussion. An adjustment for these non-recurring expenses is included in the calculation of Segment Adjusted EBITDA for the three months ended March 31, 2020 as our CODM does not view such expenses as integral to understanding our core segment operating performance.

Note 14—Acquisitions, Divestitures and Asset Impairments

Acquisitions

Felix Midstream LLC. In February 2020, we acquired Felix Midstream LLC, now known as FM Gathering LLC (“FM Gathering”) from Felix Energy Holdings II, LLC for approximately $300 million, net of working capital and other adjustments. FM Gathering owns and operates a newly constructed crude oil gathering system in the Delaware Basin, with associated crude oil storage and truck offloading capacity, and is supported by a long-term acreage dedication. The assets acquired are primarily included in our Transportation and Supply and Logistics segments. This acquisition was accounted for using the acquisition method of accounting and the determination of the fair value of the assets acquired and liabilities assumed has been estimated in accordance with the applicable accounting guidance. The determination of these values is preliminary and we expect to finalize our fair value determination in 2020. The assets acquired primarily consisted of property and equipment of $115 million and intangible assets of $187 million. The preliminary fair value of the tangible assets is a Level 3 measurement in the fair value hierarchy and was determined using a cost approach. The cost approach was based on costs incurred on similar recent construction projects. The preliminary fair value of the intangible assets is also a Level 3 measurement in the fair value hierarchy and was determined by applying a discounted cash flow approach. Such approach utilized discount rates varying from 15% to 16%, based on our estimate of the risk that a theoretical market participant would assign to the respective intangible assets.

Divestitures

Saddlehorn Pipeline Company, LLC. In February 2020, we sold a 10% ownership interest in Saddlehorn Pipeline Company, LLC for proceeds of approximately $78 million, including working capital adjustments. We recorded a gain of approximately $21 million related to this sale, which is included in “Gain on/(impairment of) investments in unconsolidated entities, net” on our Condensed Consolidated Statement of Operations.

Assets Held For Sale. As of March 31, 2020, we classified approximately $333 million as assets held for sale on our Condensed Consolidated Balance Sheet (in “Other current assets”). The assets held for sale, which were valued based on fair value less costs to sell, are primarily property and equipment, are included in our Facilities segment and are related to transactions to sell our interests in:

•certain NGL terminals, which closed in April 2020 for proceeds of approximately $163 million, subject to certain adjustments; and

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•certain Los Angeles Basin (“LA Basin”) terminals. In January 2020, we signed a definitive agreement to sell certain of our LA Basin crude oil terminals for $195 million, subject to certain adjustments. We expect the transaction to close in the second half of 2020, subject to customary closing conditions, including the receipt of regulatory approvals.

As a result of these reclassifications to assets held for sale, we recognized non-cash impairment losses of approximately $167 million. Such impairment losses are reflected in “(Gains)/losses on asset sales and asset impairments, net” on our Condensed Consolidated Statement of Operations.

Asset Impairments (Held and Used)

During the first quarter of 2020, we recognized approximately $489 million of non-cash impairment losses related to certain pipeline and other long-lived assets included in our Transportation and Facilities segments, along with certain of our investments in unconsolidated entities. Of these losses, approximately $446 million is reflected in “(Gains)/losses on asset sales and asset impairments, net” with the remainder reflected in “Gain on/(impairment of) investments in unconsolidated entities, net” on our Condensed Consolidated Statement of Operations.

The current macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, resulted in expected decreases in future cash flows for certain of our assets, which was a triggering event that required us to assess the recoverability of our carrying value of such long-lived assets. As a result of our impairment review, we wrote off the portion of the carrying amount of these long-lived assets that exceeded their fair value. Our estimated fair values (which we consider a Level 3 measurement in the fair value hierarchy) were based upon a discounted cash flow approach utilizing various assumptions and the application of a discount rate of approximately 14%, which represents our estimate of the cost of capital of a theoretical market participant. Such assumptions included (but were not limited to) (i) volumes (based on historical information and estimates of future drilling and completion activity), (ii) tariff rates, (iii) future commodity prices (based on relevant indices and applicable quality and location differentials), and (iv) estimated fixed and variable costs.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2019 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the Condensed Consolidated Financial Statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our discussion and analysis includes the following:

•Executive Summary
•Acquisitions and Capital Projects
•Results of Operations
•Outlook
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Recent Accounting Pronouncements
•Critical Accounting Policies and Estimates
•Forward-Looking Statements

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

Recent Events & Outlook

During the quarter, COVID-19 escalated into a global pandemic, which led to widespread shelter-in-place or similar requirements throughout North American and global markets. The resulting energy demand destruction constitutes a significant near-term challenge facing the energy industry, specifically the uncertainty around not only the magnitude and duration of the demand destruction but also the timing and extent of a recovery. Industry estimates indicate that global demand for crude oil in the second quarter of 2020 could be in the range of 20% to 25% less than the second quarter of 2019.
In North American markets, these developments have resulted in an immediate industry response, led by the U.S. refining sector quickly reducing crude runs and producers quickly reducing drilling and completion activities and production levels. In addition, the Organization of Petroleum Exporting Countries (“OPEC”) and other countries responded with plans to curtail production. However, all of these actions have not been sufficient to balance the market. Demand reductions have been faster and deeper than supply reductions and the resulting over-supply of crude oil is impacting the entire energy supply chain, causing remaining storage capacity to fill and producers to significantly reduce activity and/or shut in production in most, if not all, key basins. While we do not believe all of these actions will rebalance the market in the near term, they should help with the longer-term process of rebalancing the market, which will depend heavily on the speed with which energy demand recovers, the ultimate level of demand recovery and the size of the global supply surplus at the point in time when demand levels begin to exceed supply additions.

The situation continues to evolve on a daily basis and it is difficult to gauge the level of shut-ins, but at this time we expect storage in key market hubs to fill by June. With inventories for both crude oil and gasoline in the U.S. at historically high levels, the inventory overhang combined with the potential for a slow recovery of demand could result in a crude oil price environment that makes it difficult to achieve increased levels of drilling activity and production in the U.S. for the balance of 2020 and potentially into 2021. These market dynamics will have a negative impact on our business relative to pre-pandemic levels, with the impacts in 2021 potentially being more pronounced than in 2020. On May 5, 2020, we issued revised 2020 guidance reflecting our expectations for business performance in the current market environment. Our guidance represents estimates that we believe are reasonable based on market conditions and expectations at the time, but we can provide no assurance that our estimates will be accurate and our actual results could be materially worse than such estimates.

In response to these current dynamic and uncertain market conditions, on April 7, 2020, we issued a press release announcing a number of actions taken in order to further strengthen our balance sheet and further enhance our liquidity and long-term financial flexibility. These actions include significantly reducing and continuing to challenge our capital program, reducing the amount of our common distribution payable in May 2020, progressing asset sales, and reducing costs, while remaining focused on operating safely and responsibly.

Specifically, we announced the reduction of our 2020/2021 capital program by $750 million, or 33%, and we decreased our common unit distribution and PAGP’s Class A share distribution payable in May 2020 by 50%, which reflects a reduction of $525 million on an annualized basis. We completed an additional approximately $165 million asset sale on April 1, 2020, which resulted in year-to-date assets sale proceeds through such date of approximately $245 million (which amount excludes a previously announced approximately $195 million asset sale that remains under a definitive agreement and is expected to close later in the year). While all of these actions should contribute towards a stronger balance sheet and should enhance our liquidity and long-term financial security, we can provide no assurance that we will be able to effect certain future actions (such as capital reductions, asset sales and expense reductions) and additional actions may be necessary to achieve our balance sheet, liquidity and financial security objectives (see Part II, Item 1A. “Risk Factors”).

While some modifications in our operations have been necessary to deal with risks associated with the COVID-19 pandemic, we have not experienced any material constraints in our ability to continue our essential business functions and have not incurred any significant additional operating costs as a result of the pandemic, including costs associated with navigating the applicable shelter-in-place or similar restrictions and implementing our business continuity plans. We remain focused on the health and safety of our workforce, and have modified our operations in ways that we believe are prudent and appropriate in order to protect our employees while continuing to operate our assets in an effective and responsible manner.

Overview of Operating Results, Capital Investments and Other Significant Activities

The macroeconomic and industry specific challenges discussed above have resulted in a number of impairment charges recognized during the first quarter as discussed further below. See “—Liquidity and Capital Resources” and Part II, Item 1A. “Risk Factors” for additional discussion of the expected and potential impact of COVID-19 and related market conditions on our business.

During the first three months of 2020, we recognized a net loss of $2.8 billion as compared to net income of $970 million recognized during the first three months of 2019. The net loss for the period was driven by goodwill impairment losses of $2.5 billion and was also impacted by non-cash impairment charges of approximately $655 million related to the write-down of certain pipeline and other long-lived assets, certain of our investments in unconsolidated entities, and assets upon classification as held for sale. In addition, we recognized approximately $232 million of inventory valuation adjustments due to declines in commodity prices during the first quarter of 2020.

Our results for the comparative period were also impacted by:

•Less favorable results from our Supply and Logistics segment due to less favorable crude oil differentials and lower NGL margins;

•Higher depreciation and amortization expense in the 2020 period primarily due to additional depreciation expense associated with the completion of various capital expansion projects and an adjustment to the useful lives of certain assets;

•Unfavorable foreign currency impacts of $59 million recognized in “Other income/(expense)” in the 2020 period; and

•A gain of $21 million recognized in the current period related to the sale of a portion of our interest in Saddlehorn Pipeline Company, LLC, compared to a non-cash gain of $267 million recognized in the 2019 period related to a fair value adjustment resulting from the accounting for the contribution of our undivided joint interest in the Capline pipeline system for an equity interest in Capline Pipeline Company LLC.

See further discussion of our operating results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below.

We invested $352 million in midstream infrastructure projects during the three months ended March 31, 2020, which primarily related to projects under development in the Permian Basin. Additionally, during the first quarter of 2020, we acquired approximately $308 million of assets, which primarily included a crude oil gathering system located in the Delaware Basin. See the “—Acquisitions and Capital Projects” section below for additional information.

        We also paid approximately $262 million of cash distributions to our common unitholders and $37 million of cash distributions to our Series A preferred unitholders during the three months ended March 31, 2020.

Acquisitions and Capital Projects

        The following table summarizes our expenditures for acquisition capital, expansion capital and maintenance capital (in millions):

	Three Months Ended March 31,
	2020	2019
Acquisition capital	$308	$—
Expansion capital (1) (2)	352	351
Maintenance capital (2)	51	46
	$711	$397

(1)Contributions to unconsolidated entities related to expansion projects of such entities are recognized in “Expansion capital.” We account for our investments in such entities under the equity method of accounting.
(2)Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as “Expansion capital.” Capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as “Maintenance capital.”

Expansion Capital Projects

On April 7, 2020, in response to the current dynamic and uncertain market conditions, we announced our plan to significantly reduce and continue to challenge our capital program. Total expansion capital for 2020/2021 is now targeted to be approximately $1.55 billion, or $750 million (33%) lower than the previously targeted $2.3 billion capital program, and $1.35 billion (47%) lower when eliminating $600 million of assumed joint venture project financing (net to our share) for the Red Oak project, which has been deferred. The balance of the capital reductions relate to cancellations, cost savings and scope adjustments to other capital projects. The following table summarizes our notable projects in progress during 2020 and the estimated cost for the year ending December 31, 2020 (in millions):

Projects	2020
Long-haul Pipeline Projects	$220
Permian Basin Takeaway Pipeline Projects	355
Complementary Permian Basin Projects	225
Selected Facilities/Downstream Projects	160
Other Projects	140
Total Projected 2020 Expansion Capital Expenditures	$1,100

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data):

	Three Months Ended March 31,		Variance
	2020	2019	$	%
Transportation Segment Adjusted EBITDA (1)	$442	$399	$43	11%
Facilities Segment Adjusted EBITDA (1)	210	184	26	14%
Supply and Logistics Segment Adjusted EBITDA (1)	141	278	(137)	(49)%
Adjustments:
Depreciation and amortization of unconsolidated entities	(17)	(12)	(5)	(42)%
Selected items impacting comparability - Segment Adjusted EBITDA	(137)	94	(231)	**
Depreciation and amortization	(168)	(136)	(32)	(24)%
Gains/(losses) on asset sales and asset impairments, net	(619)	(4)	(615)	**
Goodwill impairment losses	(2,515)	—	(2,515)	N/A
Gain on/(impairment of) investments in unconsolidated entities, net	(22)	267	(289)	(108)%
Interest expense, net	(108)	(101)	(7)	(7)%
Other income/(expense), net	(31)	25	(56)	**
Income tax expense	(21)	(24)	3	13%
Net income/(loss)	(2,845)	970	(3,815)	(393)%
Net income attributable to noncontrolling interests	(2)	—	(2)	N/A
Net income/(loss) attributable to PAA	$(2,847)	$970	$(3,817)	(394)%

Basic net income/(loss) per common unit	$(3.98)	$1.26	$(5.24)	**
Diluted net income/(loss) per common unit	$(3.98)	$1.20	$(5.18)	**
Basic weighted average common units outstanding	728	727	1	**
Diluted weighted average common units outstanding	728	800	(72)	**

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

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, management uses additional measures known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future. The primary additional measures used by management are earnings before interest, taxes, depreciation and amortization (including our proportionate share of depreciation and amortization of unconsolidated entities), gains and losses on asset sales and asset impairments, goodwill impairment losses and gains on and impairments of investments in unconsolidated entities, adjusted for certain selected items impacting comparability (“Adjusted EBITDA”) and implied distributable cash flow (“DCF”).

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

Our definition and calculation of certain non-GAAP financial measures may not be comparable to similarly-titled measures of other companies. Adjusted EBITDA and Implied DCF are reconciled to Net Income/(Loss), the most directly comparable measure as reported in accordance with GAAP, and should be viewed in addition to, and not in lieu of, our Condensed Consolidated Financial Statements and accompanying notes.

        The following table sets forth the reconciliation of these non-GAAP financial performance measures from Net Income/(Loss) (in millions):

	Three Months Ended March 31,		Variance
	2020	2019	$	%
Net income/(loss)	$(2,845)	$970	$(3,815)	(393)%
Add/(Subtract):
Interest expense, net	108	101	7	7%
Income tax expense	21	24	(3)	(13)%
Depreciation and amortization	168	136	32	24%
(Gains)/losses on asset sales and asset impairments, net	619	4	615	**
Goodwill impairment losses	2,515	—	2,515	N/A
(Gain on)/impairment of investments in unconsolidated entities, net	22	(267)	289	108%
Depreciation and amortization of unconsolidated entities (1)	17	12	5	42%
Selected Items Impacting Comparability:
(Gains)/losses from derivative activities, net of inventory valuation adjustments (2)	30	(74)	104	**
Long-term inventory costing adjustments (3)	115	(21)	136	**
Deficiencies under minimum volume commitments, net (4)	(2)	(7)	5	**
Equity-indexed compensation expense (5)	4	3	1	**
Net (gain)/loss on foreign currency revaluation (6)	(13)	5	(18)	**
Significant acquisition-related expenses (7)	3	—	3	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA	137	(94)	231	**
Gains from derivative activities (2)	(26)	(23)	(3)	**
Net (gain)/loss on foreign currency revaluation (6)	59	(1)	60	**
Selected Items Impacting Comparability - Adjusted EBITDA (8)	170	(118)	288	**
Adjusted EBITDA (8)	$795	$862	$(67)	(8)%
Interest expense, net of certain non-cash items (9)	(103)	(97)	(6)	(6)%
Maintenance capital (10)	(51)	(46)	(5)	(11)%
Current income tax expense	(6)	(30)	24	80%
Distributions from unconsolidated entities in excess of/(less than) adjusted equity earnings (11)	(2)	2	(4)	**
Implied DCF	$633	$691	$(58)	(8)%
Preferred unit distributions (12)	(37)	(37)	—	—%
Implied DCF Available to Common Unitholders	$596	$654	$(58)	(9)%
Common unit cash distributions (13)	(262)	(218)
Implied DCF Excess (14)	$334	$436

** Indicates that variance as a percentage is not meaningful.
(1)Over the past several years, we have increased our participation in strategic pipeline joint ventures accounted for under the equity method of accounting. We exclude our proportionate share of the depreciation and amortization expense of such unconsolidated entities when reviewing Adjusted EBITDA, similar to our consolidated assets.

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
(3)We carry crude oil and NGL inventory that is comprised of minimum working inventory requirements in third-party assets and other working inventory that is needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future. Therefore, we classify this inventory as long-term on our balance sheet and do not hedge the inventory with derivative instruments (similar to linefill in our own assets). We treat the impact of changes in the average cost of the long-term inventory (that result from fluctuations in market prices) and write-downs of such inventory that result from price declines as a selected item impacting comparability. See Note 5 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for additional inventory disclosures.
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
(5)Our total equity-indexed compensation expense includes expense associated with awards that will or may be settled in units and awards that will or may be settled in cash. The awards that will or may be settled in units are included in our diluted net income per unit calculation when the applicable performance criteria have been met. We consider the compensation expense associated with these awards as a selected item impacting comparability as the dilutive impact of the outstanding awards is included in our diluted net income per unit calculation, as applicable, and the majority of the awards are expected to be settled in units. The portion of compensation expense associated with awards that are certain to be settled in cash is not considered a selected item impacting comparability. See Note 18 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for a comprehensive discussion regarding our equity-indexed compensation plans.
(6)During the periods presented, there were fluctuations in the value of CAD to USD, resulting in non-cash gains and losses that were not related to our core operating results for the period and were thus classified as a selected item impacting comparability. See Note 10 to our Condensed Consolidated Financial Statements for discussion regarding our currency exchange rate risk hedging activities.
(7)Includes acquisition-related expenses associated with the Felix Midstream acquisition in February 2020. See Note 14 for additional information.
(8)Other income/(expense), net per our Condensed Consolidated Statements of Operations, adjusted for selected items impacting comparability (“Adjusted Other income/(expense), net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
(9)Excludes certain non-cash items impacting interest expense such as amortization of debt issuance costs and terminated interest rate swaps.
(10)Maintenance capital expenditures are defined as capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets.

(11)Comprised of cash distributions received from unconsolidated entities less equity earnings in unconsolidated entities (adjusted for our proportionate share of depreciation and amortization).
(12)Cash distributions paid to our preferred unitholders during the period presented. The current $0.5250 quarterly ($2.10 annualized) per unit distribution requirement of our Series A preferred units was paid-in-kind for each quarterly distribution from their issuance through February 2018. Distributions on our Series A preferred units have been paid in cash since the May 2018 quarterly distribution. The current $61.25 per unit annual distribution requirement of our Series B preferred units, which were issued in October 2017, is payable in cash semi-annually in arrears on May 15 and November 15. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for additional information regarding our preferred units.
(13)Cash distributions paid during the period presented.
(14)Excess DCF is retained to establish reserves for future distributions, capital expenditures and other partnership purposes.

Analysis of Operating Segments

We manage our operations through three operating segments: Transportation, Facilities and Supply and Logistics. Our CODM (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Adjusted EBITDA, segment volumes, Segment Adjusted EBITDA per barrel and maintenance capital investment.
        We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus our proportionate share of the depreciation and amortization expense of unconsolidated entities, and further adjusted for certain selected items including (i) the mark-to-market of derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance. See Note 13 to our Condensed Consolidated Financial Statements for a reconciliation of Segment Adjusted EBITDA to Net income/(loss) attributable to PAA.
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

        The following tables set forth our operating results from our Transportation segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions, except per barrel data)	2020	2019	$	%
Revenues	$579	$556	$23	4%
Purchases and related costs	(79)	(52)	(27)	(52)%
Field operating costs	(162)	(174)	12	7%
Segment general and administrative expenses (2)	(28)	(27)	(1)	(4)%
Equity earnings in unconsolidated entities	108	89	19	21%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	17	12	5	42%
Inventory valuation adjustments	6	—	6	**
Deficiencies under minimum volume commitments, net	(4)	(7)	3	**
Equity-indexed compensation expense	2	2	—	**
Significant acquisition-related expenses	3	—	3	**
Segment Adjusted EBITDA	$442	$399	$43	11%
Maintenance capital	$34	$27	$7	26%
Segment Adjusted EBITDA per barrel	$0.67	$0.68	$(0.01)	(1)%

Average Daily Volumes	Three Months Ended March 31,		Variance
(in thousands of barrels per day) (4)	2020	2019	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (5)	5,165	4,268	897	21%
South Texas / Eagle Ford (5)	458	460	(2)	—%
Central (5)	404	509	(105)	(21)%
Gulf Coast	144	158	(14)	(9)%
Rocky Mountain (5)	273	302	(29)	(10)%
Western	203	182	21	12%
Canada	327	322	5	2%
Crude oil pipelines	6,974	6,201	773	12%
NGL pipelines	187	210	(23)	(11)%
Tariff activities total volumes	7,161	6,411	750	12%
Trucking volumes	94	93	1	1%
Transportation segment total volumes	7,255	6,504	751	12%

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

 Revenues, Purchases and Related Costs, Equity Earnings in Unconsolidated Entities and Volumes. The following table presents variances in revenues, purchases and related costs and equity earnings in unconsolidated entities by region:

	Favorable/(Unfavorable) Variance Three Months Ended March 31, 2020-2019
(in millions)	Revenues	Purchases and Related Costs	Equity Earnings
Permian Basin region	$45	$(28)	$31
Central region	(12)	(1)	(4)
Other regions, trucking and pipeline loss allowance revenue	(10)	2	(8)
Total variance	$23	$(27)	$19

•Permian Basin region. The increase in revenues, net of purchases and related costs, of $17 million was primarily due to higher volumes on certain of our gathering systems, primarily due to increased crude oil production in the Delaware Basin and, to a lesser extent, from the gathering system we acquired from Felix Midstream in February 2020. In turn, the increased gathering volumes drove the increase in volumes on our intra-basin pipelines. These increases were partially offset by lower long-haul pipeline movements to Cushing.

The increase in equity earnings over the comparative period was primarily from our 65% interest in the Cactus II pipeline, which was placed in service in the third quarter of 2019.

•Central region. The decrease in revenues, net of purchases and related costs, was primarily due to lower volumes as a result of lower production and competition in the region.

The decrease in equity earnings was primarily due to the impact of refinery downtime on certain of the demand pull pipelines out of Cushing, Oklahoma, in which we own a 50% interest.

•Other regions, trucking and pipeline loss allowance revenue. The decrease in other revenues for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to lower pipeline loss allowance revenue in 2020 due to lower prices, as well as the recognition of an inventory valuation adjustment (which impacts revenues but is excluded from Segment Adjusted EBITDA and thus is reflected as an “Adjustment” in the “Operating Results” table above).

        Field Operating Costs. The decrease in field operating costs for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to a decrease in the use of drag reducing agents in our pipelines and a decreased reliance on generators as additional pipeline capacity was in service during the first quarter of 2020. In addition, equity-based compensation costs on liability-classified awards (which are not included as an “Adjustment” in the table above) were lower due to a decrease in our common unit price.

Segment General and Administrative Expenses. The increase in segment general and administrative expenses for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to acquisition-related expenses associated with the Felix Midstream acquisition (which impact segment general and administrative expenses but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above), partially offset by a lower equity-based compensation costs on liability-classified awards (which are not included as an “Adjustment” in the table above) due to a decrease in our common unit price.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The increase in maintenance capital for the three months ended March 31, 2020 compared to the same period in 2019 was primarily due to the timing of projects in our integrity management program.

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

The following tables set forth our operating results from our Facilities segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions, except per barrel data)	2020	2019	$	%
Revenues	$313	$299	$14	5%
Purchases and related costs	(2)	(4)	2	50%
Field operating costs	(88)	(86)	(2)	(2)%
Segment general and administrative expenses (2)	(19)	(21)	2	10%
Equity earnings in unconsolidated entities	2	—	2	N/A

Adjustments (3):
(Gains)/losses from derivative activities	1	(4)	5	**
Deficiencies under minimum volume commitments, net	2	—	2	**
Equity-indexed compensation expense	1	—	1	**
Segment Adjusted EBITDA	$210	$184	$26	14%
Maintenance capital	$14	$17	$(3)	(18)%
Segment Adjusted EBITDA per barrel	$0.55	$0.49	$0.06	12%

	Three Months Ended March 31,		Variance
Volumes (4)	2020	2019	Volumes	%
Liquids storage (average monthly capacity in millions of barrels) (5)	111	109	2	2%
Natural gas storage (average monthly working capacity in billions of cubic feet)	63	63	—	—%
NGL fractionation (average volumes in thousands of barrels per day)	154	157	(3)	(2)%
Facilities segment total volumes (average monthly volumes in millions of barrels) (6)	127	124	3	2%

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
(4)Average monthly volumes are calculated as total volumes for the period divided by the number of months in the period.

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

The following is a discussion of items impacting Facilities segment operating results.

Revenues, Purchases and Related Costs and Volumes. Variances in revenues and average monthly volumes were primarily driven by the following:

•NGL Operations. Revenues from our NGL operations were favorably impacted for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 by the receipt of a deficiency payment of approximately $20 million upon the expiration of a multi-year contract and from higher fees at certain of our NGL storage facilities. Such favorable impacts were partially offset by lower revenues from certain of our NGL fractionation facilities.

•Crude Oil Storage. Revenues from our crude oil storage operations increased by $6 million for the three months ended March 31, 2020 compared to three months ended March 31, 2019 primarily due to (i) the addition of an aggregate of 1.8 million barrels of storage capacity at our Midland, Cushing and St. James terminals and (ii) increased activity at certain of our West Coast terminals.

•Rail Terminals. Revenues from our rail terminals decreased by $5 million for the three months ended March 31, 2020 compared to three months ended March 31, 2019 primarily due to decreased activity at certain of our rail terminals as a result of less favorable market conditions.

Maintenance Capital. For the three months ended March 31, 2020 compared to the same period in 2019, maintenance capital spending decreased primarily due to the impact of lower expenditures related to cavern maintenance at our gas storage facilities.

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

The following tables set forth our operating results from our Supply and Logistics segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions, except per barrel data)	2020	2019	$	%
Revenues	$7,908	$8,022	$(114)	(1)%
Purchases and related costs	(7,813)	(7,562)	(251)	(3)%
Field operating costs	(58)	(69)	11	16%
Segment general and administrative expenses (2)	(22)	(28)	6	21%

Adjustments (3):
(Gains)/losses from derivative activities, net of inventory valuation adjustments	23	(70)	93	**
Long-term inventory costing adjustments	115	(21)	136	**
Equity-indexed compensation expense	1	1	—	**
Net (gain)/loss on foreign currency revaluation	(13)	5	(18)	**
Segment Adjusted EBITDA	$141	$278	$(137)	(49)%
Maintenance capital	$3	$2	$1	50%
Segment Adjusted EBITDA per barrel	$1.00	$2.12	$(1.12)	(53)%

Average Daily Volumes (4)	Three Months Ended March 31,		Variance
(in thousands of barrels per day)	2020	2019	Volumes	%
Crude oil lease gathering purchases	1,318	1,128	190	17%
NGL sales	220	328	(108)	(33)%
Supply and Logistics segment total volumes	1,538	1,456	82	6%

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
(4)Average daily volumes are calculated as the total volumes for the period divided by the number of days in the period.

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High
Three months ended March 31, 2020	$14	$63
Three months ended March 31, 2019	$47	$60

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

Segment Adjusted EBITDA and Volumes. The following summarizes the significant items impacting our Supply and Logistics Segment Adjusted EBITDA:

•Crude Oil Operations. Revenues, net of purchases and related costs, (“net revenues”) from our crude oil operations decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to less favorable differentials in the Permian Basin, partially offset by more favorable arbitrage opportunities in Canada.

•NGL Operations. Net revenues from our NGL operations decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019, primarily due to weaker fractionation spreads, narrower sales differentials and lower sales volumes.

•Impact from Certain Derivative Activities Net of Inventory Valuation Adjustments. The impact from certain derivative activities on our net revenues includes mark-to-market and other gains and losses resulting from certain derivative instruments that are related to underlying activities in another period (or the reversal of mark-to-market gains and losses from a prior period), losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable. See Note 10 to our Condensed Consolidated Financial Statements for a comprehensive discussion regarding our derivatives and risk management activities. These gains and losses impact our net revenues but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above.

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

•Field Operating Costs. The decrease in field operating costs for the three months ended March 31, 2020 compared to the same period in 2019 was primarily driven by a decrease in long-haul third-party trucking costs and a decrease in company personnel and truck costs as additional pipeline capacity came into service after the first quarter of 2019.

•Segment General and Administrative Expenses. The decrease in segment general and administrative expenses for the three months ended March 31, 2020 compared to the same period in 2019 was primarily driven by a decrease in equity-based compensation costs on liability-classified awards (which are not included as an “Adjustment” in the table above) due to a decrease in our common unit price.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense increased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 largely driven by (i) additional depreciation expense associated with the completion of various capital expansion projects and (ii) a reduction in the useful lives of certain assets.

Gains/Losses on Asset Sales and Asset Impairments, Net

The net loss on asset sales and asset impairments for the three months ended March 31, 2020 was largely driven by (i) non-cash impairment losses of approximately $446 million related to the write-down of certain pipeline and other long-lived assets due to the current macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, and (ii) approximately $167 million of impairment losses recognized on assets upon classification as held for sale. See Note 14 for additional information regarding these asset impairments.

Goodwill Impairment Losses

During the first quarter of 2020, we recognized a goodwill impairment charge of $2.5 billion, representing the entire balance of goodwill. See Note 6 to our Condensed Consolidated Financial Statements for additional information.

Gain on/Impairment of Investments in Unconsolidated Entities, Net

During the three months ended March 31, 2020, we recognized a loss of $43 million related to the write-down of certain of our investments in unconsolidated entities. Additionally, during the three months ended March 31, 2020, we recognized a gain of $21 million related to our sale of a 10% interest in Saddlehorn Pipeline Company, LLC. See Note 7 to our Condensed Consolidated Financial Statements for additional information. During the three months ended March 31, 2019, we recognized a non-cash gain of $267 million related to a fair value adjustment resulting from the accounting for the contribution of our undivided joint interest in the Capline pipeline system for an equity interest in Capline Pipeline Company LLC.

Interest Expense

The increase in interest expense for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to (i) lower capitalized interest in the 2020 period driven by fewer capital projects under construction and (ii) a higher weighted average debt balance during the 2020 period from higher commercial paper and credit facility borrowings.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Three Months Ended March 31,
	2020	2019
Gain related to mark-to-market adjustment of our Preferred Distribution Rate Reset Option (1)	$26	$23
Net gain/(loss) on foreign currency revaluation (2)	(59)	1
Other	2	1
	$(31)	$25

(1)See Note 10 to our Condensed Consolidated Financial Statements for additional information.
(2)The net loss during the first quarter of 2020 was related to the impact that the change in in the U.S. dollar to Canadian dollar exchange rate had on the portion of our intercompany net investment that is not long-term in nature.

Income Tax Expense

Income tax expense decreased for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 due to a net loss in the first quarter of 2020 as compared to net income in the previous period.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. There were no material tax impacts to our financial statements as it relates to COVID-19 measures. We continue to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

Outlook

Market Overview and Outlook

See “—Executive Summary —Recent Events & Outlook.”

Outlook for Certain Investments in Unconsolidated Entities

As of March 31, 2020, we owned a 50% undivided joint interest in Red Oak Pipeline LLC (“Red Oak”), which was in the process of developing a new pipeline that would provide crude oil transportation service from Cushing, Oklahoma, and the Permian Basin in West Texas to multiple destinations along the Texas Gulf Coast, including Corpus Christi, Ingleside, Houston and Beaumont, Texas. In March 2020, the partners announced they were deferring the Red Oak pipeline project and suspending actions that would require additional capital spending on the project, and that they would re-evaluate demand for the project in light of recent market developments. If the partners decide not to move forward with the pipeline project, we may recognize an impairment of the carrying value of our interest in Red Oak, which was $54 million as of March 31, 2020 ($122 million including our estimate of committed costs incurred in the second quarter).

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

As of March 31, 2020, although we had a working capital deficit of $286 million, we had approximately $2.5 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of March 31, 2020
Availability under senior unsecured revolving credit facility (1) (2)	$1,583
Availability under senior secured hedged inventory facility (1) (2)	897
Subtotal	2,480
Cash and cash equivalents	38
Total	$2,518

(1)Represents availability prior to giving effect to borrowings outstanding under our commercial paper program, which reduce available capacity under the facilities. There were no commercial paper borrowings outstanding as of March 31, 2020.

(2)Available capacity under our senior unsecured revolving credit facility and senior secured hedged inventory facility was reduced by outstanding letters of credit of $97 million and $9 million, respectively.

Current macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply has caused liquidity issues impacting many energy companies; however, we believe that we have, and will continue to have, the ability to access the commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquidity; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. In addition, usage of our credit facilities, which provide the financial backstop for our commercial paper program, is subject to ongoing compliance with covenants. As of March 31, 2020, we were in compliance with all such covenants. Also, see Item 1A. “Risk Factors” included in our 2019 Annual Report on Form 10-K and Item 1A. “Risk Factors” below in Part II of this Form 10-Q for further discussion regarding such risks that may impact our liquidity and capital resources.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2019 Annual Report on Form 10-K.

Net cash provided by operating activities for the first three months of 2020 and 2019 was $890 million and $1,033 million, respectively, and primarily resulted from earnings from our operations. Additionally, as discussed further below, changes during these periods in our inventory levels and associated margin balances required as part of our hedging activities impacted our cash flow from operating activities.

During the three months ended March 31, 2020 and 2019, our cash provided by operating activities was positively impacted by decreases in the volume of inventory that we held, primarily due to the sale of NGL and crude oil inventory. The favorable effects from the liquidation of such inventory were partially offset by the timing of revenue recognized during the period for which cash was received in prior periods.

Acquisitions and Capital Expenditures

In addition to our operating needs discussed above, we also use cash for our acquisition activities and expansion capital projects and maintenance capital activities. Historically, we have financed these expenditures primarily with cash generated by operating activities and the financing activities discussed in “—Equity and Debt Financing Activities” below. In recent years, we have also used proceeds from our divestiture program. We have made and will continue to make capital expenditures for acquisitions, expansion capital projects and maintenance activities. However, in the near term we do not plan to issue common equity to fund such activities.

Acquisitions. In February 2020, we acquired a crude oil gathering system and related assets in the Delaware Basin for approximately $300 million. See Note 14 to our Condensed Consolidated Financial Statements for additional information.

Capital Projects. We invested $352 million in midstream infrastructure during the three months ended March 31, 2020, and we expect to invest approximately $1.1 billion during the full year ending December 31, 2020. Our expected capital investment for 2020 reflects a reduction from our expected capital investment at year-end 2019 due to the current dynamic and uncertain market conditions. See “—Acquisitions and Capital Projects” for additional information. We expect to fund our 2020 capital program with retained cash flow, proceeds from assets sold as part of our divestiture program or debt.

Divestitures. In January 2020, we entered into a definitive agreement to sell certain of our Los Angeles Basin crude oil terminals for $195 million, subject to certain adjustments and expect the transaction to close in the second half of 2020. In April 2020, we sold certain NGL terminals for $163 million, subject to certain adjustments. See Note 14 to our Condensed Consolidated Financial Statements for additional information. Additionally, we sold a 10% ownership interest in Saddlehorn Pipeline Company, LLC for proceeds of approximately $78 million. See Note 7 to our Condensed Consolidated Financial Statements for additional information.

Ongoing Acquisition, Divestiture and Investment Activities. We intend to continue to focus on activities to enhance investment returns and reinforce capital discipline through asset optimization, joint ventures, potential divestitures and similar arrangements. We typically do not announce a transaction until after we have executed a definitive agreement. However, in certain cases in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future acquisition or investment efforts will be successful, or that our strategic asset divestitures will be completed. Although we expect the acquisitions and investments we make to be accretive in the long term, we can provide no assurance that our expectations will ultimately be realized. Also, see Item 1A. “Risk Factors—Risks Related to Our Business” of our 2019 Annual Report on Form 10-K for further discussion regarding risks related to our acquisitions and divestitures.

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

Registration Statements. We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $1.1 billion of debt or equity securities (“Traditional Shelf”). At March 31, 2020, we had approximately $1.1 billion of unsold securities available under the Traditional Shelf. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under our Traditional Shelf or WKSI Shelf during the three months ended March 31, 2020.

Credit Agreements, Commercial Paper Program and Indentures. The credit agreements for our revolving credit facilities (which impact our ability to access our commercial paper program because they provide the financial backstop that supports our short-term credit ratings) and our GO Zone term loans and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions in our credit agreements, our ability to make distributions of available cash is not restricted. As of March 31, 2020, we were in compliance with the covenants contained in our credit agreements and indentures.

Our fixed-rate senior notes had a face value of approximately $9.0 billion at both March 31, 2020 and December 31, 2019. We estimated the aggregate fair value of these notes as of March 31, 2020 and December 31, 2019 to be approximately $7.2 billion and $9.3 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. The decrease in the fair value of our fixed-rate senior notes is attributable to widening credit spreads in the secondary market for the debt of oil and gas industry participants in general, and our debt and many of our peers in the United States midstream sector specifically. This widening has occurred due to a number of external forces, such as the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply.

During the three months ended March 31, 2020, we had net repayments on our credit agreements and commercial paper program of $4 million. The net repayments resulted primarily from cash flow from operating activities and proceeds from asset sales, which offset borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

As of March 31, 2019 and December 31, 2018, we had no outstanding borrowings under our credit agreements or commercial paper program. However, during the three months ended March 31, 2019, we borrowed and repaid $0.5 billion under our commercial paper program. The repayments resulted primarily from cash flow from operating activities.

Distributions to Our Unitholders

Distributions to our Series A preferred unitholders. On May 15, 2020, we will pay a cash distribution of $37 million ($0.525 per unit) on our Series A preferred units outstanding as of May 1, 2020, the record date for such distribution for the period from January 1, 2020 through March 31, 2020. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions made during or pertaining to the first three months of 2020.

        Distributions to Series B preferred unitholders. Distributions on our Series B preferred units are payable in cash semi-annually in arrears on the 15th day of May and November. On May 15, 2020, we will pay the semi-annual cash distribution of $24.5 million on our Series B preferred units to holders of record at the close of business on May 1, 2020 for the period from November 15, 2019 to May 14, 2020. See Note 9 to our Condensed Consolidated Financial Statements for additional information.

Distributions to our common unitholders. In accordance with our partnership agreement, after making distributions to holders of our outstanding preferred units, we distribute the remainder of our available cash to common unitholders of record within 45 days following the end of each quarter. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. Our levels of financial reserves are established by our general partner and include reserves for the proper conduct of our business (including future capital expenditures and anticipated credit needs), compliance with law or contractual obligations and funding of future distributions to our Series A and Series B preferred unitholders. Our available cash also includes cash on hand resulting from borrowings made after the end of the quarter. On May 15, 2020, we will pay a quarterly distribution of $0.18 per common unit ($0.72 per common unit on an annualized basis), which equates to a reduction of 50% compared to the quarterly distribution of $0.36 per common unit ($1.44 per common unit on an annualized basis) paid in February 2020. This reduction was made in response to the current dynamic and uncertain market conditions to further reinforce our commitment to maintaining a solid capital structure and strong liquidity. See “—Executive Summary —Recent Events & Outlook” for further discussion. See Note 9 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first three months of 2020. Also, see Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2019 Annual Report on Form 10-K for additional discussion regarding distributions.

We believe that we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under our credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow. A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity and cost of borrowing.

Contingencies

For a discussion of contingencies that may impact us, see Note 12 to our Condensed Consolidated Financial Statements.

Commitments

Contractual Obligations. In the ordinary course of doing business, we purchase crude oil and NGL from third parties under contracts, the majority of which range in term from thirty-day evergreen to five years, with a limited number of contracts with remaining terms extending up to 13 years. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. The table below includes purchase obligations related to these activities. Where applicable, the amounts presented represent the net obligations associated with our counterparties (including giving effect to netting buy/sell contracts and those subject to a net settlement arrangement). We do not expect to use a significant amount of internal capital to meet these obligations, as the obligations will be funded by corresponding sales to entities that we deem creditworthy or who have provided credit support we consider adequate.

The following table includes our best estimate of the amount and timing of these payments as well as other amounts due under the specified contractual obligations as of March 31, 2020 (in millions):

	Remainder of 2020	2021	2022	2023	2024	2025 and Thereafter	Total
Long-term debt and related interest payments (1)	$311	$1,026	$1,312	$1,636	$1,055	$8,753	$14,093
Leases (2)	97	99	93	70	58	305	722
Other obligations (3)	619	477	301	304	279	1,189	3,169
Subtotal	1,027	1,602	1,706	2,010	1,392	10,247	17,984
Crude oil, NGL and other purchases (4)	5,830	6,440	6,182	5,849	5,454	14,024	43,779
Total	$6,857	$8,042	$7,888	$7,859	$6,846	$24,271	$61,763

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
(2)Includes both operating and finance leases as defined by FASB guidance. Leases are primarily for (i) railcars, (ii) office space, (iii), land, (iv) vehicles, (v) storage tanks and (vi) tractor trailers. See Note 14 to our Consolidated Financial Statements included in Part IV of our 2019 Annual Report on Form 10-K for additional information.
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
(4)Amounts are primarily based on estimated volumes and market prices based on average activity during March 2020. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

        Letters of Credit. In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2020 and December 31, 2019, we had outstanding letters of credit of approximately $106 million and $157 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Recent Accounting Pronouncements

See Note 2 to our Condensed Consolidated Financial Statements.

Critical Accounting Policies and Estimates

For a discussion regarding our critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” under Item 7 of our 2019 Annual Report on Form 10-K.

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

Factors Related Primarily to the COVID-19 Pandemic and Excess Supply Situation:

•the continuation of a swift and material decline in global crude oil demand and crude oil prices for an uncertain period of time that correspondingly may lead to a significant reduction of domestic crude oil, NGL and natural gas production (whether due to reduced producer cash flow to fund drilling activities or the inability of producers to access capital, or both, the unavailability of pipeline and/or storage capacity, the shutting-in of production by producers, government-mandated pro-ration orders, or other factors), which in turn could result in significant declines in the actual or expected volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our assets and/or the reduction of commercial opportunities that might otherwise be available to us;

•uncertainty regarding the length of time it will take for the United States, Canada, and the rest of the world to slow the spread of the COVID-19 virus to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities and the extent to which consumer demand and demand for crude oil rebound once such restrictions are lifted; such restrictions are designed to protect public health but also have the effect of significantly reducing demand for crude oil;

•uncertainty regarding the future actions of foreign oil producers such as Saudi Arabia and Russia and the risk that they take actions that will prolong or exacerbate the current over-supply of crude oil;

•uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the midstream services we provide and the commercial opportunities available to us;

•the effect of an overhang of significant amounts of crude oil inventory stored in the United States and elsewhere and the impact that such inventory overhang ultimately has on the timing of a return to market conditions that are more conducive to an increase in drilling and production activities in the United States;

•the refusal or inability of our customers or counterparties to perform their obligations under their contracts with us (including commercial contracts, asset sale agreements and other agreements), whether justified or not and whether due to financial constraints (reduced creditworthiness, liquidity issues or insolvency), market constraints, legal constraints (including governmental orders or guidance), the exercise of contractual or common law rights that allegedly excuse their performance (such as force majeure or similar claims) or other factors;

•our inability to perform our obligations under our contracts, whether due to non-performance by third parties, including our customers or counterparties, market constraints, third-party constraints, legal constraints (including governmental orders or guidance), or other factors;

•operational difficulties due to physical distancing restrictions and the additional demands such restrictions may place on our employees, which may in turn make it more challenging to retain or recruit talented labor;

•disruptions to futures markets for crude oil, NGL and other petroleum products, which may impair our ability to execute our commercial and hedging strategies;

•our inability to reduce capital expenditures to the extent forecasted, whether due to the incurrence of unexpected or unplanned expenditures, third-party claims or other factors;

•the inability to complete forecasted asset sale transactions due to governmental action, litigation, counterparty non-performance or other factors;

General Factors:

•the effects of competition, including the effects of capacity overbuild in areas where we operate;

•negative societal sentiment regarding the hydrocarbon energy industry and the continued development and consumption of hydrocarbons, which could influence consumer preferences and governmental or regulatory actions in ways that adversely impact our business;

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

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risk Factors” discussed in Item 1A. of our 2019 Annual Report on Form 10-K. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

The fair value of our commodity derivatives and the change in fair value as of March 31, 2020 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$145	$(23)	$23
Natural gas	2	$5	$(5)
NGL and other	105	$(7)	$7
Total fair value	$252

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at March 31, 2020, approximately $614 million, was subject to interest rate re-sets that generally range from one day to approximately one month. The average interest rate on variable rate debt that was outstanding during the three months ended March 31, 2020 was 2.2%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a liability of $124 million as of March 31, 2020. A 10% increase in the forward LIBOR curve as of March 31, 2020 would have resulted in an increase of $14 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of March 31, 2020 would have resulted in a decrease of $14 million to the fair value of our interest rate derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was a liability of $5 million as of March 31, 2020. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in a decrease of $17 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in an increase of $17 million to the fair value of our foreign currency derivatives. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including our common unit price, ten-year U.S. treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of our Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $8 million as of March 31, 2020. A 10% increase or decrease in the fair value would have an impact of $1 million. See Note 10 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of March 31, 2020, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the first quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

For a discussion regarding our risk factors, see Item 1A. of our 2019 Annual Report on Form 10-K. Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations, as could the following:

Our business, results of operations, financial condition, cash flows and unit price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent COVID-19 pandemic.

Our business, results of operations, financial condition, cash flows and unit price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of COVID-19. The COVID-19 pandemic has given rise to and/or heightened a variety of risks and uncertainties inherent in our business, many of which are described in our 2019 Annual Report. Such risks and uncertainties, which in some cases have been exacerbated by events and circumstances that are not related to the COVID-19 pandemic, have either already begun to adversely impact our business or are reasonably likely to adversely impact our business in the future. These risks, uncertainties and other factors include the following:

•The pandemic has resulted in a swift and material decline in global crude oil demand and crude oil prices, which we anticipate will lead to a significant reduction of domestic crude oil, NGL and natural gas production (whether due to reduced producer cash flow to fund drilling activities, the inability of producers to access capital, the unavailability of pipeline and/or storage capacity, the shutting-in of production by producers, government-mandated pro-ration orders or other factors), which in turn could result in significant declines in the actual or expected volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our assets and/or the reduction of commercial opportunities that might otherwise be available to us.

•The significant decline in global crude oil demand has contributed to an oversupply of crude oil that has been exacerbated by the actions of foreign oil producers (most notably Saudi Arabia and Russia), who significantly increased crude oil production during the first quarter of 2020 and then subsequently announced in early April a temporary production cut of approximately ten million barrels per day.

•Because global demand for crude oil has declined more rapidly than supply, storage facilities have been filling at an accelerated rate and will likely reach levels at or near maximum operating capacity during the second quarter of 2020. This will lead to an “overhang” of significant amounts of crude oil inventory stored in the United States and elsewhere, a factor that has contributed to a material decline in crude oil prices.

•The resulting macroeconomic environment of reduced crude oil demand, excess crude oil supply and low crude oil prices has caused producers throughout North America, including many of our customers in the Permian Basin and elsewhere, to begin cutting back on production levels and may eventually lead to the shutting in of production by such producers. This could have a material adverse effect on the demand for the midstream services we offer and the commercial opportunities that are available to us. In turn, such factors could have a material adverse impact on our financial performance during the current year and future periods. A turnaround of these adverse macroeconomic factors depends largely on an increase in global demand for crude oil, which will be driven primarily by the length of time it takes for the United States, Canada, and the rest of the world to slow the spread of the COVID-19 virus to the point where applicable authorities are comfortable easing current restrictions on various commercial and economic activities and the extent to which consumer demand and demand for crude oil rebound once such restrictions are lifted. The timing of any such easing of restrictions and resulting market recovery is highly uncertain and depends on a wide variety of factors that are outside of our control, including the development and effectiveness of COVID-19 testing protocols, treatments and vaccines; the capacity of our healthcare systems and public health infrastructure to manage current and future outbreaks; the availability and impact of new epidemiological information about the virus; and various political and economic considerations. Even once such restrictions are lifted, it is unknown whether consumption of petroleum products will return to pre-COVID levels, due to changes in consumer habits or preferences. As a result, we are unable to predict the timing of any such market recovery, including a return to market conditions that are more conducive to an increase in drilling and production activities in the United States and Canada.

•We anticipate an increased risk of nonpayment and nonperformance by customers or other counterparties. Our customers or counterparties may refuse or be unable to perform their obligations under their contracts with us (including commercial contracts, asset sale agreements and other agreements), whether justified or not and whether due to financial constraints (reduced creditworthiness, liquidity issues or insolvency), market constraints, legal constraints (including bankruptcy proceedings, governmental orders or guidance), the exercise of contractual or common law rights that allegedly excuse their performance (such as force majeure or similar claims) or other factors.

•We may face additional challenges maintaining our investment grade credit rating, which could in turn reduce our borrowing capacity and cause our counterparties to reduce the amount of open credit we receive from them. Disruptions to futures markets for crude oil, NGL and other petroleum products may also impair our ability to execute our commercial and hedging strategies.

•Many of our support functions are operating remotely, which presents technical and communication challenges. As a result, we may be more vulnerable to cybersecurity breaches, risk management oversights or other delays in, or disruptions to, communications, which may in turn affect our ability to effectively manage our business.

•We may face operational difficulties due to physical distancing restrictions. Such restrictions may also place additional demands on our employees, which may in turn make it more challenging to retain or recruit talented labor.

•We may have additional difficulties performing our obligations under our contracts, whether due to non-performance by third parties, including our customers or counterparties, market constraints, third-party constraints, legal constraints (including governmental orders or guidance), or other factors.

•The COVID-19 pandemic has caused widespread supply chain disruptions, which may make it more challenging to obtain sufficient quantities of high quality materials at acceptable prices and in a timely manner. If we are unable to source such materials, it could materially and adversely affect our ability to construct new infrastructure and maintain our existing assets.

In April 2020, we announced certain actions in response to the COVID-19 pandemic, including a reduction in distributions on our common units, planned reductions in capital expenditures, asset divestitures and other cost reductions throughout the organization and supply chain. However, we may be unable to reduce capital expenditures to the extent forecasted, effectively divest assets at attractive prices or realize anticipated cost savings. Even if we are able to execute our planned actions, they may be insufficient to maintain our liquidity and capital structure.

For all of these reasons, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on our results of operations, financial position, and liquidity.

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
Amendment No. 5 dated December 1, 2019 to the Third Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P. (incorporated by reference to Exhibit 3.7 to our Annual Report on Form 10-K for the year ended December, 31, 2019).

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

4.19	—	Description of Our Securities (incorporated by reference to Exhibit 4.19 to our Annual Report on Form 10-K for the year ended December 31, 2019).

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

May 8, 2020

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

May 8, 2020

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

May 8, 2020