Form 10-K
period 2020-12-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2021-03-01
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-14569
PLAINS ALL AMERICAN PIPELINE, L.P.
(Exact name of registrant as specified in its charter)

Delaware	76-0582150
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

333 Clay Street, Suite 1600, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (713) 646-4100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Units	PAA	Nasdaq
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Common Units outstanding, for this purpose, as if they may be affiliates of the registrant) was approximately $4.2 billion on June 30, 2020, based on a closing price of $8.84 per Common Unit as reported on the New York Stock Exchange on such date. As of February 11, 2021, there were 722,052,254 Common Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2021 Annual Meeting of Unitholders are incorporated by reference into Part III hereof. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
FORM 10-K—2020 ANNUAL REPORT

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
Factors Related Primarily to the COVID-19 Pandemic:
•further declines in global crude oil demand and crude oil prices that correspondingly lead to a significant reduction of North American crude oil, natural gas liquids (“NGL”) and natural gas production (whether due to reduced producer cash flow to fund drilling activities or the inability of producers to access capital, or both, the unavailability of pipeline and/or storage capacity, the shutting-in of production by producers, government-mandated pro-ration orders, or other factors), which in turn could result in significant declines in the actual or expected volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our assets and/or the reduction of commercial opportunities that might otherwise be available to us;
•uncertainty regarding the timing, pace and extent of an economic recovery in the United States and elsewhere, which in turn will likely affect demand for crude oil and therefore the demand for the midstream services we provide and the commercial opportunities available to us;
•uncertainty regarding the future impacts of COVID-19, which may depend on the development, deployment and effectiveness of vaccines; treatments and testing protocols; mutations of the virus resulting in increased transmissibility or severity of the disease or decreasing the effectiveness of vaccines or treatments; the capacity of our healthcare systems and public health infrastructure to manage current and future outbreaks; and various political and economic restrictions;
•the timing of a return to market conditions that are more conducive to an increase in drilling and production activities in the United States and a resulting increase in demand for the midstream services we provide;
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
•disruptions to futures markets for crude oil, NGL and other petroleum products, which may impair our ability to execute our commercial or hedging strategies;
General Factors:
•the effects of competition and capacity overbuild in areas where we operate, including contract renewal risk and the risk of loss of business to other midstream operators who are willing or under pressure to aggressively reduce transportation rates in order to capture or preserve customers;
•negative societal sentiment regarding the hydrocarbon energy industry and the continued development and consumption of hydrocarbons, which could influence consumer preferences and governmental or regulatory actions that adversely impact our business;
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
•the occurrence of a natural disaster, catastrophe, terrorist attack (including eco-terrorist attacks) or other event that materially impacts our operations, including cyber or other attacks on our electronic and computer systems;
•weather interference with business operations or project construction, including the impact of extreme weather events or conditions;
•the incurrence of costs and expenses related to unexpected or unplanned capital expenditures, third-party claims or other factors;
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
•the impact of current and future laws, rulings, governmental regulations, trade policies, accounting standards and statements, and related interpretations, including legislation or regulatory initiatives that prohibit, restrict or regulate hydraulic fracturing or that prohibit the development of oil and gas resources and the related infrastructure on lands dedicated to or served by our pipelines;
•tightened capital markets or other factors that increase our cost of capital or limit our ability to obtain debt or equity financing on satisfactory terms to fund additional acquisitions, investment capital projects, working capital requirements and the repayment or refinancing of indebtedness;
•inability of producers, who have made commitments to our pipelines, to access capital to fund their drilling and completion activities;
•general economic, market or business conditions (both within North America and globally and including the potential for a recession or significant slowdown in economic activity levels) and the amplification of other risks caused by volatile financial markets, capital constraints, liquidity concerns and inflation;
•the availability of, and our ability to consummate, divestitures, joint ventures, acquisitions or other strategic opportunities;
•the use or availability of third-party assets upon which our operations depend and over which we have little or no control;
•the currency exchange rate of the Canadian dollar to the United States dollar;
•continued creditworthiness of, and performance by, our counterparties, including financial institutions and trading companies with which we do business;
•inability to recognize current revenue attributable to deficiency payments received from customers who fail to ship or move more than minimum contracted volumes until the related credits expire or are used;
•significant under-utilization of our assets and facilities;
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

PART I

Items 1 and 2.  Business and Properties

General

Plains All American Pipeline, L.P. is a publicly traded Delaware limited partnership. Our common units are listed on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “PAA.” Our business is based on the fundamental thesis that hydrocarbons are essential to the security and advancement of human quality of life and will continue to play a major long-term role in the world economy. We believe that midstream energy infrastructure provides a critical link between energy supply and demand, and is fundamental to the maintenance and advancement of our modern-day standard of living. Acknowledging the need for multiple forms of energy to meet growing world-wide demand, we believe absolute hydrocarbon demand will increase over time, driven by global population growth and a desire to improve quality of life. As a result, we believe that hydrocarbon energy infrastructure will remain critical and valuable.

Our business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical midstream infrastructure systems that connect major producing regions to key demand centers and export terminals. As one of the largest midstream service providers in North America, we own an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and natural gas liquids (“NGL”) producing basins (including the Permian Basin) and transportation corridors and at major market hubs in the United States and Canada. Our assets and the services we provide are primarily focused on crude oil, NGL and natural gas.

Our operations are conducted directly and indirectly through our primary operating subsidiaries, which comprise 100% of the assets and operations affiliated with Plains and its subsidiaries. As used in this Form 10-K and unless the context indicates otherwise, the terms “Partnership,” “Plains,” “PAA,” “we,” “us,” “our,” “ours” and similar terms refer to Plains All American Pipeline, L.P. and its subsidiaries.

Organizational Structure

The diagram below shows our organizational structure as of December 31, 2020 in a summarized format:

Investors and Management
18.7% Membership Interest*
PAGP Public Class A Shareholders
Class A Shares
100% Economic Interest
79.3% Limited Partner Interest
PAA GP Holdings LLC
("PAGP GP")
Board of Directors
Class B Shares
Non-Economic Interest
20.7% Limited Partner Interest
Non-Economic
General Partner Interest
Plains GP Holdings, L.P.
(Nasdaq: PAGP)
AAP Units
21.0% Economic Interest
20.7% Limited Partner Interest
AAP Units
79.0% Economic Interest
79.3% Limited Partner Interest
Non-Economic General Partner Interest
Class C Shares
Non-Economic Interest (1)
Plains AAP, L.P.
("AAP")
PAA Public Limited Partners (excluding AAP)
Non-Economic General
Partner Interest
Common Units (1)
31.0% Limited Partner Interest
Common Units and
Series A Preferred Units
69.0% Limited Partner Interest
Series B Preferred Units (1)
Plains All American Pipeline, L.P.
(Nasdaq: PAA)
Operating Subsidiaries
Unconsolidated Entities
and Operating Assets(2)

* The remaining 81.3% membership interest in PAGP GP is owned by PAGP.

(1)Each Class C share represents a non-economic limited partner interest in PAGP. The number of Class C shares that we own is equal to the number of outstanding common units and Series A Preferred units (“Common Unit Equivalents”) that are entitled to vote, pro rata with the holders of PAGP Class A and Class B shares, for the election of eligible PAGP GP directors. The Class C shares function as a “pass-through” voting mechanism through which we vote at the direction of and as proxy for our common unitholders and Series A preferred unitholders in such director elections. Common units held by AAP and Series B preferred units are not entitled to vote in the election of directors.
(2)The Partnership holds (i) direct and indirect ownership interests in consolidated operating subsidiaries including, but not limited to, Plains Marketing, L.P., Plains Pipeline, L.P., Plains Midstream Canada ULC (“PMCULC”) and PAA Natural Gas Storage, L.P. and (ii) indirect equity interests in unconsolidated entities including, but not limited to, BridgeTex Pipeline Company, LLC, Cactus II Pipeline LLC, Capline Pipeline Company LLC, Diamond Pipeline LLC, Eagle Ford Pipeline LLC, Eagle Ford Terminals Corpus Christi LLC, Saddlehorn Pipeline Company, LLC, STACK Pipeline LLC, White Cliffs Pipeline, L.L.C. and Wink to Webster Pipeline LLC.

Business Strategy

Our principal business strategy is to provide competitive and efficient midstream infrastructure and logistics services to producers, refiners and other customers. We strive to address regional supply and demand imbalances for crude oil and NGL in the United States and Canada by combining the strategic location and capabilities of our transportation, terminalling, storage, processing and fractionation assets with our supply, logistics and distribution expertise. We intend to execute our strategy by:
•Focusing on operational excellence, continuous improvement and running a safe, reliable, environmentally and socially responsible operation;
•Using our well positioned network of midstream infrastructure in conjunction with our commercial capabilities to provide market access, flexibility and value chain solutions to our customers, capture market opportunities, address physical market imbalances, mitigate risks and generate sustainable cash flow and margin;
•Optimizing our asset portfolio and operations to maximize returns on invested capital; and
•Pursuing a balanced, long-term financial strategy that is focused on maintaining an investment grade credit profile and enhancing financial flexibility by making disciplined capital allocation decisions.

We believe successful execution of this strategy will enable us to generate sustainable earnings and cash flow, and will position us to reduce leverage and maintain an investment grade credit profile while increasing returns to equity holders over time.

Competitive Strengths

We believe that the following competitive strengths position us to successfully execute our principal business strategy:
•Strategically located, geographically diverse and interconnected asset base that provides operational flexibility and commercial optionality. The majority of our primary Transportation segment assets are in crude oil service, are located in well-established crude oil producing regions (with our largest asset presence in the Permian Basin) and other transportation corridors and are connected, directly or indirectly, with our Facilities segment assets. The majority of our Facilities segment assets are located at major trading locations and premium markets that serve as gateways to major North American refinery and distribution markets where we have strong business relationships. In addition, our pipeline, rail, barge, truck and storage assets provide our customers and us with significant flexibility and optionality to satisfy demand and balance markets.
•Full-service integrated model and long-term focus attracts broad, diverse and high-quality customer base that supports sustainable fee-based cash flow generation. Our strategically located and interconnected asset base enables us to provide our customers with a wide variety of services, including supply aggregation, quality segregation, flow assurance and market access. We focus on building long-term relationships and alignment of interests with our customers. We believe this approach has helped us build a high-quality portfolio of customers and contracts (including long-term, third-party transportation contracts and acreage dedication contracts) that provide long-term volume support for our assets and, in turn, support long-term fee-based cash flow generation from our assets.

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
•Our supply and logistics activities provide us with the opportunity to realize incremental margins.  We believe the variety of activities executed within our Supply and Logistics segment provides us with a low-risk opportunity to generate incremental margin, the amount of which may vary depending on market conditions (such as differentials and certain competitive factors).
•We have the strategic and technical skills needed to execute strategic transactions that support our business and financial objectives, including joint ventures, joint ownership arrangements and divestitures. Since 2016, we have consummated over 10 joint venture and/or joint ownership arrangements and completed over $3 billion of divestitures of non-core assets and/or strategic sales of partial interests in selected assets. In addition, although acquisitions and investment capital projects are not currently a focus area, the strategic and technical skills needed to complete such transactions are very similar to those needed for other strategic transactions and since our initial public offering, we have completed and integrated over 90 acquisitions with an aggregate purchase price of approximately $13.7 billion, and we have also implemented investment capital projects totaling approximately $16.7 billion.
•We have an experienced management team whose interests are aligned with those of our unitholders. Our executive management team has an average of 30 years of experience spanning across all sectors of the energy industry, as well as investment banking, and an average of 14 years with us or our predecessors and affiliates. In addition, through their ownership of common units and grants of phantom units, our management team has a vested interest in our continued success.

Financial Strategy

Targeted Credit Profile

We believe that a major factor in our continued success is our ability to maintain significant financial flexibility. An important part of our financial strategy is our commitment to generating positive free cash flow after distributions with a continued priority on deleveraging while also prudently increasing cash returned to our unitholders.

In that regard, we intend to maintain a credit profile that we believe is consistent with investment grade credit ratings. We target a credit profile with the following attributes:

•a long-term debt-to-Adjusted EBITDA multiple averaging between 3.0x and 3.5x (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and a discussion of our selected items that impact comparability and our non-GAAP measures.);
•an average long-term debt-to-total capitalization ratio of approximately 50% or less;
•an average total debt-to-total capitalization ratio of approximately 60% or less; and
•an average Adjusted EBITDA-to-interest coverage multiple of approximately 3.3x or better.

The first two of these four metrics include long-term debt as a critical measure, but do not include certain components of our capital structure such as short-term debt, preferred units and operating leases that may be considered by rating agencies in assigning their ratings. At December 31, 2020, our publicly-traded senior notes comprised approximately 97% of our long-term debt. Additionally, we also routinely incur short-term debt primarily in connection with our supply and logistics activities that involve the simultaneous purchase and forward sale of crude oil and NGL. The crude oil and NGL purchased in these transactions are hedged. These borrowings are self-liquidating as they are repaid with sales proceeds. We also incur short-term debt to fund New York Mercantile Exchange (“NYMEX”) and Intercontinental Exchange (“ICE”) margin requirements. In certain market conditions, these routine short-term debt levels may increase above baseline levels. Similar to our working capital borrowings, these borrowings are self-liquidating. We do not consider the working capital borrowings or margin requirements associated with these activities to be part of our long-term capital structure.

Values and Sustainability

Our Core Values include Safety and Environmental Stewardship, Accountability, Ethics and Integrity and Respect and Fairness. Our Code of Business Conduct sets forth the ways in which these Core Values govern how we conduct ourselves and engage in business relationships. Additional information regarding our Core Values and our commitment to environmental and social responsibility is available in the Sustainability section of our website. See “—Available Information” below.

Ongoing Activities Related to Strategic Transactions

We are continuously engaged in the evaluation of potential transactions that support our current business strategy. While in the past such transactions have included acquisitions and large capital projects, consistent with our current strategic focus on capital discipline, leverage reduction, portfolio optimization and free cash flow generation, we are currently primarily focused on evaluating whether we should (i) sell assets that we regard as non-core or that we believe might be a better fit with the business and/or assets of a third-party buyer or (ii) sell partial interests in assets to strategic joint venture partners, in each case to optimize our asset portfolio and strengthen our balance sheet and leverage metrics. With respect to a potential divestiture, we may also conduct an auction process or may negotiate a transaction with one or a limited number of potential buyers. Such transactions could involve assets that, if sold or put into a joint venture or joint ownership arrangement, could have a material effect on our financial condition and results of operations.

We typically do not announce a transaction until after we have executed a definitive agreement. However, in certain cases in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future efforts with respect to any such transactions will be successful, and we can provide no assurance that our financial expectations with respect to such transactions will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to Our Business—Divestitures, joint ventures, joint ownership arrangements and acquisitions involve risks that may adversely affect our business.”

Joint Venture and Joint Ownership Arrangements

We are party to over 25 joint venture (“JV”) and undivided joint interest (“UJI”) arrangements with long-term partners throughout the industry value chain spanning across multiple North American basins. We believe that these capital-efficient arrangements provide strategic alignment with long-term industry partners, adding volume commitments to the systems and improving returns.

The following table summarizes our significant JVs as of December 31, 2020:

Entity (1)	Type of Operation	JV Ownership Percentage
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%
Cactus II Pipeline LLC	Crude Oil Pipeline (2)	65%
Capline Pipeline Company LLC	Crude Oil Pipeline (3)	54%
Diamond Pipeline LLC	Crude Oil Pipeline (2)	50%
Eagle Ford Pipeline LLC	Crude Oil Pipeline (2)	50%
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (2)	50%
Red River Pipeline Company LLC (4) (5)	Crude Oil Pipeline (2)	67%
Saddlehorn Pipeline Company, LLC (4)	Crude Oil Pipeline	30%
STACK Pipeline LLC	Crude Oil Pipeline (2)	50%
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%
Wink to Webster Pipeline LLC (4)	Crude Oil Pipeline	16%

(1)Except for Eagle Ford Terminals, which is reported in our Facilities segment, the financial results from the entities are reported in our Transportation segment.

(2)Asset is operated by Plains.
(3)The Capline pipeline was taken out of service pending the reversal of the pipeline system.
(4)Entity owns a UJI in the crude oil pipeline.
(5)We consolidate Red River Pipeline Company LLC based on control, with our partner’s 33% interest accounted for as a noncontrolling interest.

The following table summarizes our significant UJIs as of December 31, 2020, excluding UJIs that are indirectly owned by us through JVs (e.g., Wink to Webster, Saddlehorn and Red River JVs):

Asset	Operating Segment	Type of Operation	UJI Ownership Percentage
Basin Pipeline (1)	Transportation	Crude Oil Pipeline	87%
Empress Processing (2)	Facilities	NGL Facility	50% to 88%
Ft. Saskatchewan NGL Storage and Fractionation (2)	Facilities	NGL Facility	21% to 48%
Western Corridor System (2)	Transportation	Crude Oil Pipeline	21% to 58%
Sarnia NGL Storage and Fractionation (2)	Facilities	NGL Facility	62% to 84%
Sunrise II Pipeline (1)	Transportation	Crude Oil Pipeline	80%

(1)Asset is operated by Plains.
(2)Certain of these assets are operated by Plains.

Acquisitions

Since our initial public offering in 1998, the acquisition of midstream assets and businesses has been an important component of our business strategy. Over the last five years, we completed several acquisitions for an aggregate of approximately $2.0 billion, the majority of which related to an acquisition in 2017. While the pace of our acquisition activity has slowed down in recent years, we continue to selectively analyze and pursue assets and businesses that are strategic and complementary to our existing operations.

Divestitures

In 2016, we initiated a program to evaluate potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners to optimize our asset portfolio and strengthen our balance sheet and leverage metrics. Through December 31, 2020, we have completed asset sales totaling more than $3 billion.

Investment Capital Projects

Our extensive asset base and our relationships with long-term industry partners across the value chain provide us with opportunities for organic growth through the construction of additional assets that are complementary to, and expand or extend, our existing asset base. Our 2021 capital plan consists of capital-efficient, highly contracted projects that help address industry needs. Substantially all of the capital will be invested in our fee-based Transportation and Facilities segments. The following investment capital projects are included in our 2021 capital plan as of February 2021:

Project	Description	Projected In-Service Date	2021 Plan Amount (1) ($ in millions)
Permian Basin Takeaway Pipeline Projects	Primarily includes contributions for our interest in the Wink to Webster JV pipeline	2021 - 2022+	$140
Long-Haul Pipeline Projects (Non-Permian)	Primarily includes contributions for our interests in the Diamond JV pipeline expansion / Capline JV pipeline reversal	1H 2021 - 2022	115
Complementary Permian Basin Projects	Multiple projects to support the Permian Basin takeaway pipeline projects, and to expand/extend our gathering and intra-basin pipelines	1H 2020 - 2021+	85
Selected Facilities Projects	Primarily includes amounts for new connections at our St. James and Cushing facilities and a cavern conversion at our Fort Saskatchewan facility	2021	50
Other Projects		2021 - 2022+	35
Total Projected Investment Capital Expenditures (1)			$425

(1)Represents the portion of the total project cost expected to be incurred during the year. Potential variation to current capital costs estimates may result from (i) changes to project design, (ii) final cost of materials and labor and (iii) timing of incurrence of costs due to uncontrollable factors such as receipt of permits or regulatory approvals and weather.

Global Petroleum Market Overview and Fundamental Themes

Current Global Petroleum Market Conditions

Crude oil and other petroleum liquids are supplied by producers around the world, including the Organization of Petroleum Exporting Countries (“OPEC”) and North American producers, among others. The chart below depicts the relationship between global supply of crude oil and other petroleum liquids and demand since the beginning of 2016:

Global Petroleum and Other Liquids Supply / Demand Balance (1)
(in millions of barrels per day)

105
100
95
90
85
80
Q1 2016
Q2 2016
Q3 2016
Q4 2016
Q1 2017
Q2 2017
Q3 2017
Q4 2017
Q1 2018
Q2 2018
Q3 2018
Q4 2018
Q1 2019
Q2 2019
Q3 2019
Q4 2019
Q1 2020
Q2 2020
Q3 2020
Q4 2020
Global Supply
Global Demand

(1)Average barrels produced and consumed per quarter.
Source: U.S. Energy Information Administration (“EIA”), Short-Term Energy Outlook, February 2021

In 2019, global demand for crude oil and other petroleum liquids worldwide averaged approximately 101 million barrels per day and since the year 2000 had grown at an average annual rate of approximately 1.0 to 1.5 million barrels per day. The largest drivers of demand growth were increases in population and rising standards of living in developing nations, particularly in Asia.

In 2020, global demand for crude oil and other petroleum liquids worldwide averaged approximately 92 million barrels per day, representing a significant decrease compared to 2019 as a result of the COVID-19 pandemic. As countries around the globe implemented government mandated shutdowns, demand for refined products such as gasoline, diesel and jet fuel significantly decreased resulting in global crude oil and other petroleum liquids demand falling to approximately 81 million barrels per day in April of 2020.

As global demand decreased, inventories began to build and global crude oil prices reached historic lows. Global supply responded in an attempt to rebalance the market as OPEC enacted production cuts, and North American producers shut-in production and greatly reduced capital spending, leading to a 75% reduction in Lower 48 onshore rig count versus the March 2020 peak and an excess of infrastructure in every major North American producing basin.

Both the EIA and OPEC currently forecast that global crude oil demand will recover to or near pre-COVID-19 levels by year end 2021. The global retrenchment of capital in both long-cycle and short-cycle supply combined with natural declines may put a constraint on the ability of producers to meet a meaningful recovery in demand. When demand does recover, there may be a need for incremental supply, and United States short-cycle shale is well positioned to meet this need. In the meantime, we as an industry must focus on rationalization and optimization of the existing infrastructure base while ensuring the ability to serve future growth of both supply and demand. Similar to crude oil, we expect demand for NGL to increase as the world population increases and as the population in developing nations seek to improve their quality of life. In addition, the resource base and the existing logistical infrastructure in North America is well situated to supply a meaningful portion of the expected increase in demand for NGL.

Crude Oil Market Overview

Crude oil is a global commodity that serves as feedstock for many of the world’s essential refined products such as transportation fuels (gasoline, diesel, jet fuel) and heating oil, among others. While commodities are typically considered unspecialized, mass-produced and fungible, crude oil is neither unspecialized nor fungible. The crude slate available to North American and world-wide refineries consists of a substantial number of different grades and varieties. Each crude oil grade has distinguishing physical properties. For example, specific gravity (generally referred to as light or heavy), sulfur content (generally referred to as sweet or sour) and metals content, along with other characteristics, collectively result in varying economic attributes. In many cases, these factors result in the need for such grades to be batched or segregated in the transportation and storage processes, blended to precise specifications or adjusted in value.

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

We designed a business model to integrate large-scale supply aggregation capabilities with the ownership and operation of critical infrastructure systems that connect major producing regions (supply) to key demand centers (refineries) and export terminals. Our assets and our business strategy are designed to serve our producer and refiner customers by addressing regional crude oil supply and demand imbalances that exist in the United States and Canada. The nature and extent of supply and demand imbalances change from time to time as a result of a variety of factors, including global demand for exports; regional production declines and/or increases; refinery expansions, modifications and shut-downs; available transportation and storage capacity; and government mandates and related regulatory factors.

NGL Market Overview

NGL primarily includes ethane, propane, normal butane, iso-butane and natural gasoline, and is derived from natural gas production and processing activities, as well as crude oil refining processes. Liquefied petroleum gas (“LPG”) primarily includes propane and butane, which liquefy at moderate pressures making it easier to transport and store than ethane. NGL refers to all NGL products including LPG when used in this Form 10-K.

NGL is the primary feedstock for petrochemical facilities that produce many of the everyday consumer products used in the world. Individual NGL products have varying uses.  Described below are the five basic NGL components and their typical uses:

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

We source NGL supply from field processing plants that are connected to our Cochrane-to-Edmonton (“Co-Ed”) system and other third-party pipelines that deliver NGL to our storage and processing assets in the Fort Saskatchewan area in Canada, and large processing plants located near Empress, Canada. These plants straddle the TransCanada pipeline system which is a mainline carrier of pipeline quality gas and primarily extract ethane that feeds local petrochemical facilities, and to a lesser extent extract NGL, which can be processed at our Empress or Sarnia fractionators. We expect NGL supply to grow with increased natural gas production in Western Canada when TransCanada completes the expansion of its mainline system in 2021.

Natural Gas Storage Market Overview

North American natural gas storage facilities provide a staging and warehousing function for seasonal swings in demand relative to supply, as well as an essential reliability cushion against disruptions in natural gas supply, demand and transportation by allowing natural gas to be injected into, withdrawn from or warehoused in such storage facilities as dictated by market conditions. Natural gas storage serves as a “shock absorber” that balances the market, serving as a source of supply to meet the consumption demands in excess of daily production capacity and a warehouse for gas when production exceeds daily demand.

Overall market conditions for natural gas storage appear to be improving as several fundamental factors are contributing to growth in North American natural gas demand. These factors include (i) increasing exports of LNG from North America, (ii) increasing exports of natural gas to Mexico, (iii) construction of new natural gas-fired power plants, (iv) sustained fuel switching from coal to natural gas among existing power plants and (v) growth in base-level industrial demand. The increase in both supply and demand has created greater opportunities for natural gas storage operations.

Description of Segments and Associated Assets

Our business activities are conducted through three segments—Transportation, Facilities and Supply and Logistics. We have an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins and transportation corridors and at major market hubs in the United States and Canada. The map and descriptions below highlight our more significant assets (including certain assets under construction or development) as of December 31, 2020. Unless the context requires otherwise, references herein to our “facilities” includes all of the pipelines, terminals, storage and other assets owned by us.

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

As of December 31, 2020, we employed a variety of owned or, to a much lesser extent, leased long-term physical assets throughout the United States and Canada in this segment, including approximately:

•18,370 miles of active crude oil and NGL pipelines and gathering systems;
•35 million barrels of active, above-ground tank capacity used primarily to facilitate pipeline throughput and help maintain product quality segregation; and
•815 trailers (primarily in Canada).

The following is a tabular presentation of our active crude oil and NGL pipeline assets in the United States and Canada as of December 31, 2020, grouped by geographic location:

Region	Ownership Percentage	Approximate System Miles (1)	2020 Average Net Barrels per Day (2)
			(in thousands)
Crude Oil Pipelines:

Permian Basin:
Gathering pipelines	100%	3,265	1,472
Intra-basin pipelines (3)	50% - 100%	815	1,907
Long-haul pipelines (3)	16% - 100%	1,535	1,048
		5,615	4,427

South Texas/Eagle Ford	50% - 100%	830	380

Central	50% - 100%	2,495	379

Gulf Coast	54% - 100%	1,170	134

Rocky Mountain	21% - 100%	3,380	245

Western	100%	545	223

Canada	100%	2,700	294

Crude Oil Pipelines Total		16,735	6,082

Canadian NGL Pipelines	21% - 100%	1,635	184

Crude Oil and NGL Pipelines Total		18,370	6,266

(1)Includes total mileage of pipelines in which we own less than 100%.

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

A significant portion of our pipeline assets are interconnected and are operated as a contiguous system. The following descriptions are organized by type and geographic location and represent a selection of our most significant assets. Pipeline capacities throughout these descriptions are based on our reasonable estimate of volumes that can be delivered from origin to final destination on our pipeline systems. We report pipeline volumes based on the tariffs charged for individual movements, some of which may only utilize a certain segment of a pipeline system (i.e. two short-haul movements on a pipeline from point A to point B and another from point B to point C would double the pipeline tariff volumes on a particular system versus a single point A to point C movement). As a result, at times, our reported tariff barrel movements may exceed our total capacity.

Crude Oil Pipelines

Our crude oil pipelines are comprised of:

•gathering pipelines that move crude oil from wellhead or central battery connections to regional market hubs;

•intra-basin pipelines that are used as a hub system creating a significant amount of flexibility by creating connections between regional hub locations; and

•long-haul pipelines that move crude oil from (i) regional market hubs to major market hubs such as Cushing, Oklahoma or to export facilities, including our Corpus Christi terminal or (ii) major market hubs to a refinery.

Gathering Pipelines

Permian Basin. We own and operate over 3,200 miles of gathering pipelines in both the Midland Basin and the Delaware Basin that in aggregate represent over 2.5 million barrels per day of pipeline capacity. This gathering capacity includes pipeline capacity that delivers volumes to regional market hubs. Approximately 75% of the capacity of our gathering systems is in the Delaware Basin.

Central. We own and operate gathering pipelines that source crude oil from Western and Central Oklahoma and Southwest Kansas for transportation and delivery into our terminal facilities at Cushing, Oklahoma.

Rocky Mountain. We own and operate pipelines that provide gathering services in the Bakken and the Powder River Basin.

Western. We own and operate a pipeline in the San Joaquin Valley that gathers locally produced crude oil, which is then delivered via our Line 63 pipeline system and/or Line 2000 pipeline for transportation to Los Angeles area refiners.

Canada. We own and operate gathering systems with capacity of approximately 220,000 barrels per day. These gathering systems source crude from truck terminals and pipeline connected facilities to deliver to the Enbridge Mainline system at our Kerrobert and Regina terminals in Saskatchewan.

Intra-basin Pipelines

Permian Basin. We own and operate an intra-basin pipeline system with a capacity of over 2 million barrels per day that connects gathering pipelines and truck injection volumes to our owned and operated as well as third-party mainline pipelines that transport crude oil to major market hubs. This interconnected pipeline system is designed to provide shippers flow assurance, flexibility and access to multiple markets.

Canada. We own and operate intra-basin pipelines with capacity of approximately 290,000 barrels per day that deliver crude from northern and southern Alberta to the Edmonton, Alberta market hub. These pipelines provide shippers with flexibility to access the Enbridge and TransMountain long-haul pipelines along with the Imperial Oil Refinery. In addition, we have three cross-border pipelines that have the flexibility to move up to approximately 60,000 barrels per day of Canadian crude oil to our Rocky Mountain area long-haul pipelines. These intra-basin pipelines also have the ability to deliver up to approximately 105,000 barrels per day of crude oil to third-party pipelines in the Rocky Mountain region.

Long-haul Pipelines

Permian Basin. We own interests in multiple long-haul pipeline systems that, on a combined basis, represent over 1.5 million barrels per day of currently operational takeaway capacity (net to our ownership interests) out of the Permian Basin to major market hubs in Corpus Christi and Houston, Texas and Cushing, Oklahoma. Below is a description of some of our most significant long-haul pipeline systems within the Permian Basin region.

Permian to Cushing/Mid-Continent

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

•Sunrise II Pipeline. We operate the Sunrise II Pipeline and, through a UJI arrangement, own 400,000 barrels of the capacity. Our Sunrise II Pipeline transports crude oil from Midland and Colorado City to connecting carriers at Wichita Falls.

Permian to Gulf Coast

•BridgeTex Pipeline (Permian to Houston). We own a 20% interest in the legal entity that owns the BridgeTex Pipeline, with two other partners. The pipeline, operated by a subsidiary of Magellan Midstream Partners, L.P., originates at Colorado City, Texas and extends to Houston, Texas. The pipeline has a capacity of 440,000 barrels per day and is capable of receiving supply from both our Basin and Midland South (formerly Sunrise) pipelines.

•Cactus Pipeline (Permian to Corpus Christi). We own and operate the Cactus Pipeline, which has a capacity of 390,000 barrels per day, originates at McCamey, Texas and extends to Gardendale, Texas. Cactus Pipeline volumes are interconnected to the Corpus Christi, Texas market through a connection at Gardendale to our Eagle Ford joint venture pipeline system.

•Cactus II Pipeline (Permian to Corpus Christi). We own a 65% interest in the legal entity that owns the Cactus II Pipeline (“Cactus II”), which we operate. Cactus II is a Permian mainline system that extends directly to the Corpus Christi, Texas market, and has a capacity of 670,000 barrels per day.

•Wink to Webster Pipeline. We own a 16% interest in the legal entity that owns the Wink to Webster Pipeline (“W2W Pipeline”), which in turn owns 100% of certain segments of the W2W Pipeline and a 71% UJI in the segment from Midland, Texas to Webster, Texas. The W2W Pipeline originates in the Permian Basin in West Texas and transports crude oil to multiple destinations in the Houston and Galveston market areas. The pipeline system, which is currently in partial service, will provide approximately 1.5 million barrels per day of crude oil capacity (1.1 million barrels per day, net to the UJI interest) and is supported by long-term shipper commitments. Phase one of the pipeline system from Midland, Texas to Webster, Texas is currently in service. Phase two, which increases the pipeline system to 1.5 million barrels per day of capacity, is expected to be in service in the fourth quarter of 2021, at which time long-term shipper commitments will become effective. The third phase of the project, which includes the segments from Wink, Texas to Midland, Texas and from Webster, Texas to Baytown, Texas, has been deferred by the partners until the fourth quarter of 2023.

South Texas/Eagle Ford. We own a 50% interest in the legal entity that owns the Eagle Ford Pipeline through a joint venture with a subsidiary of Enterprise. We serve as the operator of the Eagle Ford Pipeline, which has a total capacity of approximately 660,000 barrels per day and connects Permian and Eagle Ford area production to Corpus Christi, Texas refiners and terminals. Additionally, the Eagle Ford Pipeline has connectivity to Houston, Texas via a connection with Enterprise’s pipeline at Lyssy, Texas.

Central. We own and operate various pipeline systems that extend from our Cushing terminal in Oklahoma to various refineries and/or crude oil hubs. Below is a description of some of our most significant pipeline systems in the Central region.

•Diamond Pipeline (Cushing to Memphis). We own a 50% interest in the legal entity that owns the Diamond Pipeline through a joint venture with Valero Energy Corporation (“Valero”). We operate the Diamond Pipeline, which extends from our Cushing Terminal to Valero’s refinery in Memphis, Tennessee. The Diamond Pipeline is underpinned by a long-term minimum volume commitment and currently has a total capacity of 200,000 barrels per day. Following the successful 2019 open season on the Capline Pipeline system (“Capline”), the joint venture partners sanctioned an expansion and modest extension of the Diamond Pipeline that will expand its capacity to approximately 420,000 barrels per day, connect it to Capline and facilitate the movement of volumes from Cushing, Oklahoma to St. James, Louisiana.

•Red River Pipeline (Cushing to Longview). The Red River Pipeline is an approximately 235,000 barrel per day capacity pipeline that extends from our Cushing Terminal in Oklahoma to Longview, Texas, where it connects with various pipelines. The Red River Pipeline is supported by long-term shipper commitments and we serve as operator. In May 2019, we announced a new joint venture of the Red River Pipeline. Delek Logistics Partners, LP (“Delek”) purchased a 33% ownership interest in the new Red River Pipeline Company LLC (“Red River JV”) joint venture and we retained a 67% interest. In 2020, we put into service an expansion that enables additional volume pull-through from Cushing, Oklahoma and the Permian to the U.S. Gulf Coast markets, providing additional supply optionality for shippers. In support of this expansion, Delek increased its long-term throughput and deficiency agreement on the Red River Pipeline system from an existing 35,000 barrels per day to 100,000 barrels per day. The Red River JV has an approximate 69% UJI in the pipeline segment from Cushing to Hewitt and owns 100% of the segment of the pipeline extending from Hewitt to Longview.

Rocky Mountain. Our pipeline systems in the Rocky Mountain region provide access to our terminal in Cushing, Oklahoma as well as other major market hubs. We own and operate the Bakken North pipeline system that accommodates bidirectional flow and can move crude oil from the Bakken to the Enbridge Mainline system at Regina, Saskatchewan or from the Enbridge Mainline system to our terminal in Trenton, North Dakota. We own a UJI in a pipeline system that extends from the Canadian border to our terminal in Guernsey, Wyoming. This pipeline system receives crude oil from our Rangeland and Milk River Pipelines in Canada. In addition to these assets, our largest Rocky Mountain area systems include the following joint venture pipelines, both of which connect to our terminal in Cushing, Oklahoma.

•Saddlehorn Pipeline. We own a 30% interest in the legal entity that owns the Saddlehorn Pipeline and, through a UJI arrangement, owns 290,000 barrels per day of capacity in the Saddlehorn Pipeline, which includes a recent expansion of 100,000 barrels per day. The pipeline extends from the Niobrara and Denver-Julesburg (“DJ”) Basin to Cushing and is operated by Magellan. The Saddlehorn Pipeline is supported by minimum volume commitments.

•White Cliffs Pipeline. We own an approximate 36% interest in the entity that owns the White Cliffs Pipeline system through a joint venture with three other partners. The White Cliffs Pipeline system consists of one crude oil pipeline with approximately 100,000 barrels per day of capacity that extends from the DJ Basin to Cushing, Oklahoma and one NGL pipeline with approximately 90,000 barrels per day of capacity that extends from the DJ Basin to a tie-in location with the Southern Hills Pipeline in Oklahoma. The NGL pipeline is supported by a long-term capacity lease and long-term throughput agreements. A subsidiary of Energy Transfer LP serves as the operator of the pipelines.

Western. We own and operate the Line 63 and Line 2000 pipelines in California. Line 2000 is a mainline system that has the capacity to transport approximately 110,000 barrels per day from the San Joaquin Valley to refineries and terminal facilities in the Los Angeles area. Line 63 is used as a gathering and distribution system. The pipeline gathers crude oil in the San Joaquin Valley for delivery to Line 2000 and local refiners. In the Los Angeles area, the Line 63 distribution lines are used to move crude oil from Line 2000 to local refiners.

Canadian NGL Pipelines

Supply lines. Our supply lines transport NGL from producing locations to downstream processing facilities. Our primary supply system, the Co-Ed NGL pipeline system, has transportation capacity of approximately 70,000 barrels per day and gathers NGL from Southwest and Central Alberta (Cardium, Deep Basin, and Alberta Montney) for delivery to our Fort Saskatchewan, Alberta NGL fractionation facilities. In addition, we own a 50% UJI in a supply line with capacity of approximately 50,000 barrels per day that carries NGL from our Empress, Alberta fractionation facility to cavern storage assets in Kerrobert, Saskatchewan.

Market lines. Market lines are typically used to transport NGL from production locations to further downstream market distribution and storage terminals. We own and operate one market pipeline, the Plains Petroleum Transmission Company (“PPTC”) pipeline system, which has approximately 15,500 barrels per day of capacity. The pipeline extends from our Empress, Alberta fractionation facility to our Fort Whyte terminal in Winnipeg, Manitoba. The pipeline also delivers NGL to various terminals and rail loading facilities along the pipeline system.

Hub lines. Hub lines connect regional hub locations, such as processing assets to storage and petrochemical facilities. We own and operate hub lines in eastern Canada with approximately 130,000 barrels per day of capacity that transport propane and butane from our Sarnia, Ontario fractionation facility to our St. Clair, Michigan and Windsor, Ontario storage, rail and truck terminals, as well as third-party locations, and ethane from the Kinder Morgan Utopia pipeline to Nova Chemicals’ Corunna petrochemical complex in Sarnia, Ontario.

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

Revenues generated in this segment include (i) storage and throughput fees at our crude oil, NGL and natural gas storage facilities, (ii) fees from natural gas and condensate processing services and from NGL fractionation and isomerization services and (iii) loading and unloading fees at our rail terminals.

As of December 31, 2020, we owned, operated or employed a variety of long-term physical assets throughout the United States and Canada in this segment, including:

•approximately 75 million barrels of crude oil storage capacity primarily at our terminalling and storage locations;
•approximately 28 million barrels of NGL storage capacity;
•approximately 68 billion cubic feet (“Bcf”) of natural gas storage working gas capacity;
•approximately 26 Bcf of owned base gas;
•five natural gas processing plants located throughout Canada and the Gulf Coast area of the United States;
•a condensate processing facility located in the Eagle Ford area of South Texas with an aggregate processing capacity of approximately 120,000 barrels per day;
•eight fractionation plants located throughout Canada and the United States with an aggregate net processing capacity of approximately 206,500 barrels per day, and an isomerization and fractionation facility in California with an aggregate processing capacity of approximately 15,000 barrels per day;
•22 crude oil and NGL rail terminals located throughout the United States and Canada;
•five marine facilities in the United States; and
•approximately 330 miles of active pipelines that support our facilities assets.

The following discussion contains a detailed description of our more significant Facilities segment assets.

Crude Oil Storage and Terminalling Facilities

Our largest crude oil terminals are located in key market hubs, including Cushing, Oklahoma, St. James, Louisiana, Midland, Texas and Patoka, Illinois, and have connectivity to all major inbound and outbound pipelines and other terminals at these hubs.

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

Our Cushing terminal is connected to our long-haul pipelines from the Permian Basin and Rocky Mountain regions, as well as to our Central region gathering pipelines. Additionally the terminal supplies crude oil to all four of our joint venture, Central region long-haul pipelines.

Our Midland terminal has access to all of our Permian Basin gathering pipelines, either through direct connections, or through our intra-basin pipelines in the Permian Basin. Likewise, the terminal is also either directly connected, or connected through our intra-basin pipelines to all four of our Permian Basin long-haul pipelines.

Our terminals at Corpus Christi, Texas, St. James, Louisiana and Mobile, Alabama all have docks and the capacity to export crude oil. In addition, our St James terminal has a rail unload facility that can move crude from rail cars to pipelines that service local refiners, or to our dock for export.

Our Patoka and St. James terminals are both connected to Capline pipeline, and the terminals will be a receipt and destination facility, respectively, once Capline is placed into service in 2022.

Our crude oil terminals have significant flexibility and operational capabilities, including large-scale multi-grade handling and segregation capabilities and multiple marine transportation loading and unloading capabilities. The table below presents our crude oil storage capacity by location as of December 31, 2020:

Crude Oil Storage Facilities	Total Capacity (MMBbls)
Cushing	27
St. James	15
Patoka	7
Permian Basin Area	8
Mobile and Ten Mile	5
Corpus Christi (1)	1
Other (2)	12
75

(1)We own 50% of this storage capacity through our investment in Eagle Ford Terminals Corpus Christi LLC.
(2)Amount includes approximately 2 million barrels of storage capacity associated with our crude oil rail terminal operations.

NGL Storage, Fractionation and Isomerization and Natural Gas Processing Facilities

We have a large integrated network of NGL storage and fractionation and natural gas processing facilities throughout Canada, as well as NGL storage and fractionation facilities in the United States. The tables below present volumes and capacities for these facilities as of December 31, 2020 and our most significant assets are described further below.

NGL Storage Facilities	Total Capacity (MMBbls)
Fort Saskatchewan	11
Sarnia Area	7
Empress Area	4
Other	6
28

NGL Fractionation and Isomerization Facilities	Ownership Interest	Total Spec Product (1) (Bbls/d)	Net Capacity (Bbls/d)
Empress	100%	19,300	23,300
Fort Saskatchewan	21-100%	49,100	68,100
Sarnia	62-84%	47,200	90,000
Other	82-100%	13,200	40,100
		128,800	221,500

Natural Gas Processing Facilities (2)	Ownership Interest	Total Gas Spec Product (1) (Bcf/d)	Gas Processing Capacity (Bcf/d)
United States Gulf Coast Area	100%	0.2	0.3
Empress Area	50-88%	2.3	6.0
		2.5	6.3

(1)Represents average volumes net to our share for the entire year.
(2)While natural gas processing volumes are presented, they are not indicative of revenues generated by these assets as fees associated with our natural gas processing activities are generally fixed.

Fort Saskatchewan.  The Fort Saskatchewan facility is located near Edmonton, Alberta in one of the key North American NGL hubs. The facility is a receipt, storage, fractionation and delivery facility for NGL and is connected to other major NGL plants and pipeline systems in the area. The facility’s primary assets include 28 storage caverns. The facility includes assets operated by us and assets operated by a third party. Our ownership in the various facility assets ranges from approximately 21% to 100%. Our Fort Saskatchewan fractionation facility has a design capacity of 85,000 barrels per day and is able to produce up to approximately 50,000 barrels per day of spec propane, butane and condensate. The remaining capacity is used to produce a propane and butane mix, which is sent to our Sarnia facility for further fractionation. Through our 21% ownership in the Keyera Fort Saskatchewan fractionation plant, we have additional fractionation capacity of approximately 17,300 barrels per day.

Sarnia Area.  Our Sarnia Area facilities in Southwestern Ontario consist of (i) our Sarnia facility, (ii) our Windsor storage terminal and (iii) our St. Clair, Michigan terminal. The Sarnia facility is a large NGL fractionation and storage facility located in the Sarnia Chemical Valley that contains multiple rail and truck loading spots. The Sarnia Area facilities are served by a network of multiple pipelines connected to various refineries, chemical plants and other pipeline systems in the area. This pipeline network also delivers product between our Sarnia facility and our Windsor storage terminal in addition to the delivery capability from our Sarnia facility to our St. Clair terminal. The Sarnia Fractionator is the largest fractionation plant in Eastern Canada and receives NGL feedstock primarily from the Enbridge pipeline system. The fractionation unit is able to produce approximately 120,000 barrels per day of spec NGL products. Our ownership in the various processing units at the Sarnia Fractionator ranges from 62% to 84%.

Empress Area. We own and/or operate four straddle plants located in the Empress Area, capable of processing up to 6.0 Bcf of natural gas per day, however, supply available to these plants are typically in the 2.5 to 3.5 Bcf per day range. These plants produce approximately 30,000 to 40,000 barrels per day of NGL which can be fractionated at either our Empress or Sarnia fractionators. Our Empress fractionation facility is capable of processing and producing up to 23,300 barrels per day of spec NGL products and is connected to our PPTC pipeline system.

Other.  We have a long-term liquids supply and profit sharing contract with a third-party owned straddle plant, near Cochrane, Alberta, with gross processing capacity of approximately 2.5 Bcf per day. NGL produced from this facility are transported on our Co-Ed pipeline system to our Fort Saskatchewan area assets, and then to our Sarnia fractionator via the Enbridge pipeline system. In addition, we own a facility located near Bakersfield, California that provides approximately 15,000 barrels per day of isomerization and fractionation services to producers and customers.

Natural Gas Storage Facilities

We own two natural gas storage facilities with an aggregate commercial working gas capacity of approximately 68 Bcf in service as of December 31, 2020. Our natural gas storage facilities are strategically located within the Gulf Coast market and have a diverse group of customers, including liquefied natural gas (“LNG”) exporters, utilities, pipelines, producers, power generators and marketers whose storage needs vary from traditional seasonal storage services to hourly balancing. We are located near several major market hubs and our facilities have multiple physical interconnects with third-party interstate pipelines, intrastate pipelines and direct connect customers, serving markets in the Gulf Coast, Mid-Atlantic, Northeast, and Southeast regions of the United States.

Condensate Processing Facility

Our Gardendale condensate processing facility is located in La Salle County, Texas. The facility stabilizes condensate that is primarily sourced from our Eagle Ford area gathering systems. The NGL extracted at this facility is delivered to a third-party pipeline that delivers the NGL to Mont Belvieu, Texas. The facility has a total processing capacity of 120,000 barrels per day and usable storage capacity of 160,000 barrels. Throughput at the Gardendale processing facility is supplied by long-term commitments from producers.

Crude Oil Rail Facilities

We own crude oil rail loading facilities located at or near Carr, Colorado; Tampa, Colorado; Manitou, North Dakota; and Kerrobert, Saskatchewan. We own crude oil rail unloading facilities in St. James, Louisiana, Yorktown, Virginia and Bakersfield, California. The table below presents aggregate loading and unloading capacity for these facilities as of December 31, 2020:

	Ownership Interest	Loading Capacity (Bbls/d)	Unloading Capacity (Bbls/d)
Crude Oil Rail Facilities	100%	264,000	350,000

NGL Rail Facilities

We own 18 operational NGL rail facilities (including our Fort Saskatchewan rail facility, as well as facilities that can provide both crude oil and NGL service) strategically located near our NGL facilities as well as third-party distribution centers throughout Canada and the United States. Our NGL rail terminals are predominately utilized for internal purposes specifically for our supply and logistics activities. See our “Supply and Logistics Segment” discussion following this section for further discussion regarding the use of our rail terminals. The table below presents additional information regarding our NGL rail facilities as of December 31, 2020:

	Ownership Interest	Number of Rack Spots	Number of Storage Spots
NGL Rail Facilities	75-100%	284	1,589

Supply and Logistics Segment

Our Supply and Logistics segment activities include the purchase, logistics and resale of crude oil and NGL in North America. Through these transactions, we seek to maintain a position that is substantially balanced between purchases and sales and future delivery obligations. The segment owns a significant volume of crude oil and NGL required to conduct our commercial activities. The crude oil and NGL used to support our ongoing commercial activities is classified as long-term assets and linefill or minimum inventory requirements. A summary of the assets employed to support our commercial activities, December 31, 2020, include approximately:

•16 million barrels of crude oil and NGL linefill in pipelines owned by us;
•4 million barrels of crude oil and NGL utilized as linefill in pipelines owned by third parties or otherwise required as long-term inventory;
•680 trucks and 840 trailers; and
•6,000 crude oil and NGL railcars.

Our crude oil activities generally include the purchase of crude oil at the wellhead or at central tank batteries typically owned by the crude oil producer. We may also purchase crude oil at market hubs, such as our Cushing terminal, or in-transit in a pipeline. We typically transport our crude oil supply to market hub locations, or directly to refiners using our pipeline or trucking assets and, to a lesser extent, pipelines owned by third parties. We may also optimize the value of our supply by executing exchanges with third parties, where we may exchange qualities of crude oil or the location of our crude oil, and we would either pay or receive a fee for the differential in value for the quality or location of the crude oil. We may use derivative instruments such as the NYMEX futures market to hedge our exposure to crude oil prices. We also hedge the currency differential between the U.S. and Canadian dollar for crude oil purchased on a Canadian dollar basis and sold on a U.S. dollar basis.

Our crude oil supplies are typically sold to refiners, crude oil exporters, traders or other market participants. All crude oil sales arrangements are subject to credit approval. In certain circumstances, where the market value for prompt deliveries of crude oil is discounted to the value for deferred delivery (such conditions are referred to as a “Contango Market”) we may store crude oil in tanks included in our Facilities or Transportation segments and use a NYMEX futures contract to hedge the value of the stored crude oil.

Our NGL activities include the purchase of both NGL and the spec components propane and butane (“spec products”). Our NGL supply is typically sourced at our Empress facility, where we acquire the rights to extract NGL from producers and/or shippers of the gas streams that pass through our Empress facility. The extraction rights that we acquire allow us to process that gas at our Empress facility and extract the higher valued NGL from the gas stream. We then purchase natural gas to replace the thermal content attributable to the NGL that was extracted. Our NGL supply at Empress is then either fractionated into spec products at our Empress fractionator, or transported on a third-party pipeline and fractionated into spec products at our Sarnia fractionator. Often times we will use derivative instruments to hedge the differential between natural gas prices and the spec product prices to ensure that we are able to extract and fractionate NGL, and deliver spec products to markets at a profitable margin.

We also acquire spec products from third parties. The majority of the spec products we purchase are at the end (“tailgate”) of our Fort Saskatchewan fractionator; however, we may also purchase butane from refiners and propane and/or butane from third-party processors. Some of the spec product we purchase at Fort Saskatchewan is combined into a propane/butane mix and transported on a third-party pipeline to our Sarnia fractionator. The spec products that we own are transported by pipeline, rail or truck and either delivered to one of our storage facilities, or delivered and sold to a third party. Similar to our crude oil activities, spec products may be profitably stored when there is a Contango Market. The value of the stored product is hedged using various derivative instruments.

Credit.  Our supply and logistics activities require significant extensions of credit by our suppliers. In order to assure our ability to perform our obligations under the purchase agreements, various credit arrangements are negotiated with our suppliers. These arrangements include open lines of credit and, to a lesser extent, standby letters of credit issued under our hedged inventory facility or our senior unsecured revolving credit facility. In addition, storing crude oil, NGL or spec products in a Contango Market, or otherwise, requires us to have credit facilities to finance both the purchase of these products in the prompt month as well as margin requirements that may be required for the derivative instruments used to hedge our price exposure.

When we sell crude oil and NGL, we must determine the amount, if any, of credit to be extended to any given customer. Because our typical sales transactions can involve large volumes of crude oil, the risk of nonpayment and nonperformance by customers is a major consideration in our business. We believe our sales are made to creditworthy entities or entities with adequate credit support. We also have credit risk exposure related to our sales of NGL (principally propane); however, because our sales are typically in relatively small amounts to individual customers, we do not believe that these transactions pose a material concentration of credit risk. Typically, we enter into annual contracts to sell NGL on a forward basis, as well as to sell NGL on a current basis to local distributors and retailers. In certain cases our NGL customers prepay for their purchases, in amounts ranging up to 100% of their contracted amounts. See Note 3 to our Consolidated Financial Statements for further discussion of our credit review process and risk management procedures.

The following table shows the average daily volume of our supply and logistics activities for the year ended December 31, 2020:

Volumes (MBbls/d)
Crude oil lease gathering purchases (1)	1,174
NGL sales	144
Supply and Logistics segment total volumes	1,318

(1)Of this amount, approximately 862 MBbls/d were purchased in the Permian Basin.

Impact of Commodity Price Volatility and Dynamic Market Conditions on Our Business Model

Crude oil, NGL and natural gas commodity prices have historically been very volatile. For example, in the last year, the prompt month NYMEX light, sweet futures contract (commonly referred to as “WTI”) price ranged from a low of approximately minus $38 per barrel to a high of approximately $63 per barrel. Similarly, there has also been volatility within the propane and butane markets as seen through the North American benchmark price located at Mont Belvieu, Texas, as well as with the basis differentials between Mont Belvieu prices and prices realized at various market hubs in North America.

While our objective is to position the Partnership such that our overall annual cash flow is not materially adversely affected by the absolute level of energy prices, market volatility associated with shifts between demand-driven markets and supply-driven markets or other similar dynamics has in the past, and may in the future create market conditions that are more challenging to our business model. In extended periods of lower crude oil and/or NGL prices, or periods where the supply and demand fundamentals compress regional location differentials, our financial results may be adversely impacted. In such market conditions, product flows on our pipelines in our Transportation segment may be adversely impacted and/or our Supply and Logistics segment may not fully recover its costs on certain transactions. Alternatively, in periods where supply exceeds regional demand and/or pipeline egress, product flows on our pipelines may be favorably impacted and/or our Supply and Logistics segment may be able to capture additional margins. In executing our business model, we employ a variety of financial risk management tools and techniques, predominantly in our Supply and Logistics segment. These are discussed in greater detail in the “—Risk Management” section below.

 Relative contribution levels will vary from quarter-to-quarter due to seasonality, particularly with respect to our NGL activities in our Supply and Logistics segment. However, we expect that (absent material outperformance in our Supply and Logistics segment) our fee-based Transportation and Facilities segments should comprise more than 90% of our aggregate segment results.

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

Customers

Marathon Petroleum Corporation and its subsidiaries accounted for 13%, 12% and 14% of our revenues for the years ended December 31, 2020, 2019 and 2018, respectively. ExxonMobil Corporation and its subsidiaries accounted for 12%, 12% and 14% of our revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Phillips 66 Company and its subsidiaries accounted for 11% of our revenues for the year ended December 31, 2019. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2020. The majority of revenues from these customers pertain to our supply and logistics operations. The sales to these customers occur at multiple locations and we believe that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that we would not be able to identify and access a replacement market at comparable margins.  For a discussion of customers and industry concentration risk, see Note 16 to our Consolidated Financial Statements.

Competition

Competition among pipelines is based primarily on transportation charges, access to producing areas and supply regions and demand for crude oil and NGL by end users. Although new pipeline projects represent a source of competition for our business, there are also existing third-party owned pipelines with excess capacity in the vicinity of our operations that expose us to significant competition based on the relatively low operating cost associated with moving an incremental barrel of crude oil or NGL through such unutilized capacity. In areas where additional infrastructure is being built or has been built to accommodate new or increased production or changing product flows, we face competition in providing the required infrastructure solutions as well as the risk that capacity in the area will be overbuilt for the foreseeable future. As a result of multiple pipeline expansions that have occurred or are being completed in the Permian Basin and other areas, together with meaningful reductions in expected production growth due to COVID-19 impacts, we anticipate competition for uncommitted barrels and contract renewals and extensions will be amplified in the coming years, increasing our contract renewal and customer retention risk.

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

Regulation

Our assets, operations and business activities are subject to extensive legal requirements and regulations under the jurisdiction of numerous federal, state, provincial and local agencies. Many of these agencies are authorized by statute to issue, and have issued, requirements binding on the pipeline industry, related businesses and individual participants. The failure to comply with such legal requirements and regulations can result in substantial fines and penalties, expose us to civil and criminal claims, and cause us to incur significant costs and expenses. See Item 1A. “Risk Factors—Risks Related to Laws and Regulations—Our operations are subject to laws and regulations relating to protection of the environment and wildlife, operational safety, climate change and related matters that may expose us to significant costs and liabilities. The current laws and regulations affecting our business are subject to change and in the future we may be subject to additional laws, executive orders and regulations, which could adversely impact our business.” At any given time there may be proposals, provisional rulings or proceedings in legislation or under governmental agency or court review that could affect our business. The regulatory burden on our assets, operations and activities increases our cost of doing business and, consequently, affects our profitability. We can provide no assurance that the increased costs associated with any new or proposed laws, rules or regulations will not be material. We may at any time also be required to apply significant resources in responding to governmental requests for information and/or enforcement actions.

The following is a summary of certain, but not all, of the laws and regulations affecting our operations.

Health, Safety and Environmental Regulation

General

Our operations involving the storage, treatment, processing and transportation of liquid and gaseous hydrocarbons, including crude oil, are subject to stringent federal, state, provincial and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment, including wildlife. As with the industry generally, compliance with these laws and regulations increases our overall cost of doing business, including our capital costs to construct, maintain and upgrade equipment and facilities as regulations are updated or new regulations are invoked. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory and remedial liabilities and the issuance of injunctions or other orders that may subject us to additional operational constraints. Failure to comply with these laws and regulations could also result in negative public perception of our operations or the industry in general, which may adversely impact our ability to conduct our business. Environmental and safety laws and regulations are subject to changes that may result in more stringent requirements, and we cannot provide any assurance that compliance with current and future laws and regulations will not have a material effect on our results of operations or earnings. A discharge of hazardous liquids into the environment could, to the extent such event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and any claims made by third parties. The following is a summary of some of the environmental, health and safety laws and regulations to which our operations are subject.

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

United States

The HLPSA was amended by the Pipeline Safety Improvement Act of 2002 and the Pipeline Inspection, Protection, Enforcement and Safety Act of 2006. These amendments have resulted in the adoption of rules by the DOT that require transportation pipeline operators to implement integrity management programs, including frequent inspections, correction of identified anomalies and other measures, to ensure pipeline safety in “high consequence areas” such as high population areas, areas unusually sensitive to environmental damage, and commercially navigable waterways. In the United States, our costs associated with the inspection, testing and correction of identified anomalies were approximately $41 million in 2020. Based on currently available information, our preliminary estimate for 2021 is that we will incur approximately $32 million in expenditures associated with our required pipeline integrity management program. However, significant additional expenses could be incurred if new or more stringently interpreted pipeline safety requirements are implemented. In addition to required activities, our integrity management program includes several voluntary, multi-year initiatives designed to prevent incidents. Costs incurred in connection with these voluntary initiatives were approximately $24 million in 2020, and our preliminary estimate for 2021 is that we will incur approximately $18 million of such costs.

PHMSA was reauthorized and the HLPSA was amended in 2011, 2016 and 2020. The regulatory changes precipitated by these actions have increased our cost to operate. For example, in October 2019, PHMSA published three final rules that create or expand reporting, inspection, maintenance and other pipeline safety obligations. Additionally, in the Fiscal Year 2021 Omnibus Appropriations Bill, Congress reauthorized PHMSA through fiscal year 2023 and directed the agency to move forward with several regulatory actions, including the “Pipeline Safety: Class Location Change Requirements” and the “Pipeline Safety: Safety of Gas Transmission and Gathering Pipelines” proposed rulemakings. Congress has also instructed PHMSA to issue final regulations that will require operators of non-rural gas gathering lines and new and existing transmission and distribution pipeline facilities to conduct certain leak detection and repair programs and to require facility inspection and maintenance plans to align with those regulations.

In October 2015, the Governor of California signed the Oil Spill Response: Environmentally and Ecologically Sensitive Areas Bill (“AB-864”) which requires new and existing pipelines located near environmentally and ecologically sensitive areas (“EESA”) connected to or located in the coastal zone to use best available technologies (“BAT”) to reduce the amount of oil released in an oil spill to protect state waters and wildlife. BAT includes, but is not limited to, installation of leak detection technologies, automatic shutoff systems, or remote controlled sectionalized block valves, or any combination of these technologies based on a risk analysis conducted by the operator. The Regulation became effective on October 1, 2020. Milestone dates include: May 1, 2021 – Requests for exemption (for pipelines located outside the Coastal Zone, if the operator can show through spill modeling / risk analysis that a release would not impact the coastal zone portion of an EESA) or deferral (pipeline already employing BAT) from the provisions of this Article shall be submitted to the State Fire Marshal no later than this date; October 1, 2021 – Submittal of Risk analysis, BAT evaluation, and implementation plan for existing pipelines; and April 1, 2023 – Completion of retrofit of existing pipelines with BAT is due. Compliance with these requirements will impact our pipeline operations in California and add to the cost to operate the pipelines subject to these rules.

The DOT has issued guidelines with respect to securing regulated facilities against terrorist attack. We have instituted security measures and procedures in accordance with such guidelines to enhance the protection of certain of our facilities; however, we cannot provide any assurance that these security measures would fully protect our facilities from an attack.

The DOT has generally adopted American Petroleum Institute Standard (“API”) 653 as the standard for the inspection, repair, alteration and reconstruction of steel above ground petroleum storage tanks subject to DOT jurisdiction. API 653 requires regularly scheduled inspection and repair of tanks remaining in service. In the United States, our costs associated with this program were approximately $27 million in 2020. For 2021, we have budgeted approximately $30 million in connection with continued API 653 compliance activities and similar new EPA regulations for tanks not regulated by the DOT. Certain storage tanks may be taken out of service if we believe the cost of compliance will exceed the value of the storage tanks or replacement tankage may be constructed.

Canada

In Canada, the CER and provincial agencies regulate the safety and integrity management of pipelines and storage tanks used for hydrocarbon transmission. We have incurred and will continue to incur costs related to such regulatory requirements.

We continue to implement Pipeline, Facility and Cavern Integrity Management Programs to comply with applicable regulatory requirements and assist in our efforts to mitigate risk. Costs incurred for such integrity management activities were approximately $69 million in 2020. We are increasing our integrity dig and pipeline replacement projects to ensure safe and reliable operations as we seek to expand volumes on certain of our systems. Our preliminary estimate for 2021 is that we will incur approximately $81 million of costs on such projects.

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

In 2016, the EPA finalized regulations affecting new, modified and reconstructed sources of air emission in the oil and natural gas sectors (NSPS Subpart OOOOa) that required significant reductions in fugitive methane emissions from certain upstream and midstream oil and gas facilities. We had one natural gas storage facility for which a portion was subject to this regulation. In late 2020, the EPA rescinded the methane requirements of this rule, such that no Plains facility is now affected. There is a possibility that the Biden administration may reverse these changes, and we will continue to monitor these developments. For the period during which our single facility was subject to these requirements, compliance costs were not material.

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

California has also implemented several climate change initiatives via executive order. Executive Order B-30-15 was signed by California’s Governor in mid-2015. This Executive Order requires a 40% reduction in GHG emissions from the 1990 baseline level by 2030. Compliance with this reduction requirement may necessitate the lowering of the threshold for industrial facilities required to participate in the GHG cap and trade program. In late 2020, the governor of California issued an executive order setting targets on the limitation or phase-out of the sale of petroleum-fueled passenger, commercial, and off-road vehicles over the next 15 to 25 years. A number of other states are working to implement zero-emission vehicle requirements or targets. Separately, in October 2020, the Governor of California signed another executive order that establishes a state goal to conserve at least 30% of California’s land and coastal waters by 2030 and directs state agencies to implement other measures to mitigate climate change and strengthen biodiversity.

Certain other states where we operate, such as Colorado, have also adopted, or are considering adopting, regulations related to GHG emissions. While it is not possible at this time to predict how federal or state governments may choose to regulate GHG emissions, any new regulatory restrictions on GHG emissions could result in material increased compliance costs, additional operating restrictions, an increase in the cost of feedstock and products produced by our refinery customers, and a reduced demand for petroleum-based fuels.

In December 2015, the Paris Agreement was signed at the 21st annual Conference of Parties to the United Nations Framework Convention on Climate Change (“UNFCCC”). The Paris Agreement, which came into effect in November 2016, requires signatory parties to develop and implement carbon emission reduction policies with a goal of limiting the rise in average global temperatures to 2°C or less. The United States is currently a signatory to the Paris Agreement. The Paris Agreement is likely to become a significant driver for future potential GHG reduction programs in participating countries, including the United States. President Biden has announced that climate change policy will be a focal point of his administration, and legislative or regulatory initiatives may be developed that may impose additional restrictions on our operations. In January 2021, President Biden signed an executive order directing the Secretary of the Interior to pause new oil and gas leases on public lands and in offshore waters of the United States. The Biden administration could also pursue the imposition of more restrictive requirements for the establishment of pipeline infrastructure or more restrictive GHG emissions limitations for oil and gas facilities. There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding available to the hydrocarbon energy sector. The Federal Reserve recently announced that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector. Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, such events could have a material adverse effect on our assets, particularly those located in coastal or flood prone areas.

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

Canada

Federal Regulations. Large emitters of GHG have been required to report their emissions under the Canadian Greenhouse Gas Emissions Reporting Program since 2004. Effective January 1, 2018, the Federal Department of Environment and Climate Change lowered the reporting threshold for all facilities from 50 thousand tonnes per year (“kt/y”) to 10 kt/y GHG emissions. This has resulted in one additional PMC facility (for a total of four locations) being currently required to prepare annual reports of their emissions. The associated cost with this reporting requirement is not considered to be material.

In December 2015, the UNFCCC ratified the Paris Agreement to accelerate climate change initiatives and to intensify the actions of member nations in the reduction of GHG emissions. This ratification also included requirements that all parties report on their emissions status and agreement for a review every five years to assess success among member nations in attaining objectives and targets under this agreement. The Government of Canada has implemented a pan-Canadian approach to pricing carbon pollution requiring all Canadian provinces and territories to have carbon pricing in place by 2018, which is now in effect. The provinces and territories were granted flexibility in deciding how they implement carbon pricing either by placing a direct price on carbon pollution or adopting a cap and trade system. The Provincial programs that fail to meet the Federal government’s requirements for their programs are required to adopt the Federal program. The Federal program includes two components: a direct price on carbon pollution (the Federal price on carbon pollution will start at CAD$20 per tonne in 2019 and rise by CAD$10 per year to reach CAD$50 per tonne in 2022) and an output based pricing system (“OBPS”) designed to address competitiveness risk for large emitters. However, legislation has been proposed which, if enacted, may increase the carbon prices charged on businesses in jurisdictions subject to the federal program.

In November 2020, the Federal government introduced proposed legislation that would commit the government to reach net-zero GHG emissions by 2050 through setting legally-binding, five-year emissions reduction targets (2030, 2035, 2040 and 2045). The impact of this proposed legislation on PMC operations cannot be determined until the legislation is passed and details of emission reduction targets are disclosed.

In December 2020, the Federal government released a Climate Plan signaling its intent to increase the Federal price on carbon pollution from CAD$30 per tonne to CAD$50 per tonne in 2022 with a further annual increase of CAD$15 per year up to CAD$170 per tonne in 2030. Legislation has not yet been passed for the increase in price on carbon. Costs for compliance with any increase in cost of carbon will be budgeted annually as part of ordinary operating cost processes.

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

In July 2019, the Ontario government implemented the Emissions Performance Standards (“EPS”) regulation as a successor program to the repealed GHG cap and trade program. In September 2020, the Federal government accepted the EPS program as equivalent to the OBPS which allows Ontario to move forward with implementing the EPS. Ontario has yet to specify the start date of the EPS and must update regulations to bring the EPS program into effect. Until the EPS comes into force, the PMC Sarnia facility is subject to the OBPS program. Costs for compliance with the OBPS or EPS is budgeted annually and is not expected to have a material effect on operations.

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

Alberta. The Alberta Climate Change and Emissions Management Act provided a framework for managing GHG emissions with the intent of reducing specified gas emissions to 50% of 1990 levels by December 31, 2020. The Specified Gas Emitters Regulation (“SGER”) was the initial program introduced which imposed GHG emissions limits on large emitters and required reductions in GHG emissions intensity. In January 2018, the SGER was replaced with the Carbon Competitive Incentive Regulation (“CCIR”) for compliance years 2018 and 2019. In January 2020, the Emissions Management and Climate Resilience Act replaces the Climate Change and Emissions Management Act and the CCIR was replaced with the Technology Innovation and Emissions Reduction (“TIER”) regulation. Compliance options under the TIER are similar to those under the previous SGER and CCIR programs such that a GHG fund credit purchase will be required if reduction targets identified under the program are not attained. PMC’s Empress VI facility is a mandatory participant under the TIER. For economic reasons, Ft. Saskatchewan and six other PMC facilities have opted in to be a part of the TIER program for 2020. By opting in, the fuel consumption at these asset locations avoid being subject to the federal fuel charge.

Alberta repealed the provincial “Climate Leadership Act” in May 2019 and removed its provincial carbon pricing program. The province is now subject to the federal carbon pricing program. Assets within the TIER program are exempt from the federal carbon pricing program but other fuel consumption as part of operations is subject to the federal levies. The federal fuel charge cost increase has been captured as part of the annual budgeting cycle.

In association with the federal methane reduction targets, the Alberta Energy Regulator amended Directive 60 to outline reduction requirements. New reporting measures and requirements for fugitive emission surveys and methane emission reduction came into force in January 2020. Cost for reporting and completing surveys have been captured within the 2020 and beyond annual operational budgets.

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

In addition, for over 35 years, the U.S. Army Corps of Engineers (the “Corps”) has authorized construction, maintenance and repair of pipelines under a streamlined nationwide permit program under the CWA known as Nationwide Permit 12 (“NWP”). The NWP program is supported by strong statutory and regulatory history and was originally approved by Congress in 1977. From time to time, environmental groups have challenged the NWP program; however, to date, federal courts have upheld the validity of the NWP program under the CWA. In April 2020, the U.S. District Court for the District of Montana invalidated the 2017 decision by the Corps to reissue the NWP; however, industry groups appealed the decision, and the NWP was reinstated by the U.S. Supreme Court, pending a U.S. Circuit Court appeal process. We anticipate that the appeal will be decided in 2021. Additionally, in response to the vacatur, the Corps has announced a reissuance of the NWP 12 for oil and natural gas pipeline activities, including certain revisions to the conditions for the use of NWP 12; however, the rule has not been officially published and, with President Biden taking office in January 2021, may be subject to further revisions or suspension. While the full extent and impact of the vacatur is unclear at this time, we could face significant delays and financial costs when seeking project approvals from the Corps if we cannot obtain coverage under NWP 12.

In May 2015, the EPA published a final rule that attempted to clarify federal jurisdiction under the CWA over waters of the United States (“WOTUS”). This clarification greatly expanded the definition of WOTUS, thus increasing the jurisdiction of the Corps. Following the issuance of a presidential executive order to review the rule in January 2017, the EPA and the Corps proposed a rulemaking in June 2017 to repeal the May 2015 rule. The EPA and Corps also announced their intent to issue a new rule defining the CWA’s jurisdiction and finalized a stay delaying implementation of the 2015 rule for two years. Several states and environmental organizations announced their intent to challenge the stay and any attempt by the EPA and the Corps to rescind or revise the rule. However, on April 21, 2020, the EPA and the Corps announced the 2020 Final Rule concerning the redefinition of WOTUS. The 2020 Final Rule provides the outer bounds of the federal waters covered under the CWA’s key permitting programs such as Section 404 dredge and fill permits, Section 402 discharge permits and Section 311 oil spill prevention plans. The Final Rule took effect on June 22, 2020. In general, the 2020 Final Rule resulted in fewer federally regulated waters under the CWA offering a streamlined list of only four clear categories of jurisdictional waters and 12 exclusions. A decrease in mitigation requirements is expected, with traditional wetland states (e.g., Louisiana) and states in the arid west (e.g., Texas) expected to be among the most affected by the new rule. However, legal challenges to this rulemaking are ongoing, and it is possible that the new presidential administration could propose a broader interpretation of WOTUS.

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

General Interstate Regulation in the United States.  Our interstate common carrier liquids pipeline operations are subject to rate regulation by the U.S. Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (“ICA”). The ICA requires that tariff rates for liquids pipelines, which include both crude oil pipelines and refined products pipelines, be just and reasonable and non-discriminatory. Failure to comply with the requirements of the ICA could result in the imposition of civil or criminal penalties.

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

U.S. Energy Policy Act of 1992 and Subsequent Developments.  In October 1992, Congress passed the Energy Policy Act of 1992 (“EPAct”), which, among other things, required the FERC to issue rules to establish a simplified and generally applicable ratemaking methodology for petroleum pipelines and to streamline procedures in petroleum pipeline proceedings. The FERC responded to this mandate by establishing a formulaic methodology for petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. The FERC reviews the formula every five years. Pursuant to a December 2020 Order, commencing July 1, 2021, the annual index adjustment for the five year period ending June 30, 2026 will equal the producer price index for finished goods for the applicable year plus an adjustment factor of 0.78%. Rehearing of the December 2020 Order has been requested, and the requests remain pending before FERC. Pipelines may raise their rates to the rate ceiling level generated by application of the annual index adjustment factor each year; however, a shipper may challenge such increase if the increase in the pipeline’s rates is substantially in excess of the actual cost increases incurred by the pipeline during the relevant year. If the FERC’s annual index adjustment reduces the ceiling level such that it is lower than a pipeline’s filed rate, the pipeline must reduce its rate to conform with the lower ceiling. Indexing is the default methodology to change rates. The FERC, however, retained cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach that may be used in certain specified circumstances. Because the indexing methodology for the next five-year period is tied in part to an inflation index and is not based on our specific costs, the indexing methodology could hamper our ability to recover cost increases.

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

Pipeline Rate Regulation in the United States. The FERC historically has not investigated rates of liquids pipelines on its own initiative when those rates have not been the subject of a protest or complaint by a shipper. The majority of our Transportation segment profit in the United States is produced by rates that are either grandfathered or set by agreement with one or more shippers. These rates remain regulated by FERC and are subject to challenge or review and modification by FERC consistent with the requirements of the ICA, which requires that tariff rates for liquids pipelines, which include both crude oil pipelines and refined products pipelines, be just and reasonable and non-discriminatory. See Item 1A. “Risk Factors—Risks Related to Laws and Regulations—Our assets are subject to federal, state and provincial regulation. Rate regulation or a successful challenge to the rates we charge on our U.S. and Canadian pipeline systems may reduce the amount of cash we generate.” for additional discussion on how our rates could be impacted by this policy change.

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

Trucking Regulation

United States

We operate a fleet of trucks to transport crude oil and oilfield materials as a private, contract and common carrier. We are licensed to perform both intrastate and interstate motor carrier services. As a motor carrier, we are subject to certain safety regulations issued by the Federal Motor Carrier Safety Association of the DOT. The trucking regulations cover, among other things: (i) driver operations, (ii) log book maintenance, (iii) truck manifest preparations, (iv) safety placard placement on the trucks and trailer vehicles, (v) drug and alcohol testing and (vi) operation and equipment safety. We are also subject to OSHA with respect to our U.S. trucking operations.

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

Indigenous Protections

Part of our operations cross land that has historically been apportioned to various Native American/First Nations tribes (“Indigenous Peoples”), who may exercise significant jurisdiction and sovereignty over their lands. Indigenous Peoples may also have certain treaty rights and rights to consultation on projects that may affect such lands. Our operations may be impacted to the extent these tribal governments are found to have and choose to act upon such jurisdiction over lands where we operate. For example, in 2020, the Supreme Court ruled in McGirt v. Oklahoma that the Muscogee (Creek) Nation reservation in Eastern Oklahoma has not been disestablished (i.e., officially unrecognized). Prior to the court’s ruling, the prevailing view was that all reservations within Oklahoma had been disestablished prior to statehood in 1907. Although the court’s ruling indicates that it is limited to criminal law as applied within the Muscogee (Creek) Nation reservation, the ruling has significant potential implications for civil law within the Muscogee (Creek) Nation reservation, as well as other reservations that may similarly be found to not have been disestablished. Later in 2020, state courts in Oklahoma, applying the analysis in McGirt, ruled that the Cherokee, Chickasaw, Seminole, and Choctaw reservations likewise had not been disestablished.

On October 1, 2020, the EPA granted approval to the State of Oklahoma under Section 10211(a) of the Safe, Accountable, Flexible, Efficient Transportation Equity Act of 2005 (the “SAFETE Act”) to administer all of the State’s existing EPA-approved regulatory programs to Indian Country within the State except: Indian allotments to which Indian titles have not been extinguished; lands that are held in trust by the United States on behalf of any Indian or Tribe; lands that are owned in fee by any Tribe where title was acquired through a treaty with the United States to which such Tribe is a party and that have never been allotted to any citizen or member of such Tribe. The approval extends the State’s authority for existing EPA-approved regulatory programs to all lands within the State to which the State applied such programs prior to the U.S. Supreme Court’s ruling regarding the Muscogee (Creek) Nation reservation. However, several Tribes have expressed dissatisfaction with the consultation process performed in relation to this approval, and it is possible that EPA’s approval under the SAFETE Act could be challenged. Additionally, the SAFETE Act provides that any Tribe in Oklahoma may seek “Treatment as a State” by the EPA, and it is possible that one or more of the Tribes in Oklahoma may seek such an approval from EPA. At this time, we cannot predict how these jurisdictional issues may ultimately be resolved.

Cross Border Regulation

As a result of our cross border activities, including transportation and importation of crude oil, NGL and natural gas between the United States and Canada, we are subject to a variety of legal requirements pertaining to such activities including presidential permit requirements, export/import license requirements, tariffs, Canadian and U.S. customs and taxes and requirements relating to toxic substances. U.S. legal requirements relating to these activities include regulations adopted pursuant to the Short Supply Controls of the Export Administration Act (“EAA”), the North American Free Trade Agreement (“NAFTA”) replacement, the United States-Mexico-Canada Agreement (“USMCA”) (July 1, 2020) and the Toxic Substances Control Act (“TSCA”), as well as presidential permit requirements of the U.S. Department of State. In addition, the importation and exportation of natural gas from and to the United States and Canada is subject to regulation by U.S. Customs and Border Protection, U.S. Department of Energy and the CER. Violations of these licensing, tariff and tax reporting requirements or failure to provide certifications relating to toxic substances could result in the imposition of significant administrative, civil and criminal penalties. Furthermore, the failure to comply with U.S. federal, state and local tax requirements, as well as Canadian federal and provincial tax requirements, could lead to the imposition of additional taxes, interest and penalties.

Market Anti-Manipulation Regulation

In November 2009, the Federal Trade Commission (“FTC”) issued regulations pursuant to the Energy Independence and Security Act of 2007, intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to approximately $1.25 million per violation per day, subject to the FTC’s annual inflation adjustment. In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to crude oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to crude oil purchases and sales.  In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority.  The rules subject violators to a civil penalty of up to the greater of approximately $1.23 million, subject to the CFTC’s annual inflation adjustment, or triple the monetary gain to the person for each violation.

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

Under the Energy Policy Act of 2005 (“EPAct 2005”) and related regulations, it is unlawful in connection with the purchase or sale of natural gas or transportation services subject to FERC jurisdiction to use or employ any device, scheme or artifice to defraud; to make any untrue statement of material fact or omit to make any such statement necessary to make the statements made not misleading; or to engage in any act or practice that operates as a fraud or deceit upon any person. EPAct 2005 gives the FERC civil penalty authority to impose penalties for certain violations of up to approximately $1.31 million per day for each violation, subject to FERC’s annual inflation adjustment. FERC also has the authority to order disgorgement of profits from transactions deemed to violate the NGA and the EPAct 2005.

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

Title to Properties and Rights-of-Way

Our real property holdings generally consist of: (i) parcels of land that we own in fee, (ii) surface leases and underground storage leases and (iii) easements, rights-of-way, permits, crossing agreements or licenses from landowners or governmental authorities permitting the use of certain lands for our operations. In all material respects, we believe we have satisfactory title or the right to use the sites upon which our significant facilities are located, subject to (a) customary liens, restrictions or encumbrances and (b) challenges that we do not regard as material relative to our overall operations. Some of our real property rights may be subject to termination under agreements that provide for one or more of: periodic payments, term periods, renewal rights, abandonment of use, continuous operation requirements, revocation by the licensor or grantor and possible relocation obligations.

Human Capital

General

Our primary human capital management objective is to attract, retain and develop a high quality workforce that will enable us to maintain and enhance a culture that is consistent with our core values of safety and environmental stewardship; ethics and integrity; accountability; and respect and fairness. To support this objective, we seek to attract, reward and support employees through competitive pay, benefits and other programs; develop employees and encourage internal talent mobility to prepare employees for critical roles and leadership positions for the future; facilitate the development of a workplace culture that is diverse, engaging and inclusive; and promote efficiency and a high performance culture by investing in technology and systems and providing tools and resources that enable employees at work.

As a limited partnership, we do not directly have officers and employees. Our operations and activities are managed by Plains All American GP LLC (“GP LLC”), which employs our management and operational personnel (other than our Canadian personnel, who are employed by our subsidiary, PMCULC). As of December 31, 2020, GP LLC and PMCULC employed approximately 4,400 people in North America, of which approximately 3,200 were employed in the U.S. and approximately 1,200 were employed in Canada. Approximately 68% of our workforce (approximately 3,000 employees) are field employees, which includes approximately 880 employees in our trucking division. Our employees are located in 29 states in the U.S. and in 4 provinces in Canada. Approximately 136 employees are covered by five separate collective bargaining agreements, which run through 2023 and 2024.

Health and Safety

Our people are our most valuable asset. We prioritize the health and safety of our employees and we are committed to protecting our employees and conducting our operations in a safe, reliable and responsible manner. We support our commitment to health and safety through extensive education and training and investment in necessary equipment, systems, processes and other resources, and we have a number of safety programs and campaigns that are shared across our operations, such as “Good Catch-Close Call” communications, periodic and situation specific safety stand-downs, lessons learned sharing and stop work authorization for all employees. We also have a number of programs that are focused on employee wellness, including an employee assistance program that has provided free mental and behavioral support for employees during the COVID-19 pandemic. In addition, in order to incentivize performance in the areas of safety and environmental responsibility, our performance-based annual bonus program includes a safety component that is based on year-over-year reductions in our recordable injury rate, and an environmental responsibility component that is tied to year-over-year reductions in the number of federally reportable releases we experience. Since 2017, for each of these metrics, we have improved our performance each year and achieved cumulative three year reductions of more than 50%.

Diversity and Inclusion

We are committed to providing a professional work environment where all employees are treated with respect and dignity and provided with equal opportunities. To that end, we strive to develop a culture of inclusion and diversity in our workforce and aspire to employ a workforce that reflects the diversity of the communities where we operate. As of December 31, 2020, approximately 21% of our overall workforce was female (44% exclusive of field employees), and minorities represented approximately 31% of our U.S. workforce (36% exclusive of field employees).

To support diversity and inclusion efforts at Plains and across the broader industry, we created and sponsor an employee resource group called Cultivating Connections. This group is dedicated to encouraging diversity, inclusion and advancement of women in the industry through networking, mentoring, sharing experiences and ideas, training, and furthering the development of leadership skills. Through Cultivating Connections, an employee mentorship program was also established to encourage professional growth through the development of core competencies.

Training and Leadership Development

We are committed to the continued development of our people. We provide a multitude of training programs covering topics such as field operations, health and safety, regulatory compliance, technical training, management and leadership skills, and professional development. We also operate a number of internal programs at all levels of the workforce that are designed to identify and develop future leaders of the organization. The Board receives reports from senior management on a regular basis regarding the status of succession plans with respect to executive leadership of the company.

Benefits

Our compensation and benefits programs are designed to attract, retain and motivate our employees and to reward them for their services and success. In addition to providing competitive salaries and other compensation opportunities, we offer comprehensive and competitive benefits to our eligible employees including, depending on location, life and health (medical, dental and vision) insurance, prescription drug benefits, flexible spending accounts, parental leave, disability coverage, mental and behavioral health resources, paid time off, retirement savings plan, education reimbursement program and a disaster relief fund.

Summary of Tax Considerations

The following is a brief summary of certain material tax considerations of owning and disposing of common units, however, the tax consequences of ownership of common units are complex and depend in part on the owner’s individual tax circumstances. This summary is based on the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury regulations, administrative rulings and judicial decisions, all as in effect on the date hereof, and all of which are subject to change, possibly with retroactive effect. We have not sought any ruling from the Internal Revenue Service, or the IRS, with respect to the statements made and the conclusions reached in the following summary, and there can be no assurance that the IRS or a court will agree with such statements and conclusions. This summary does not address all aspects of U.S. federal income taxation or the tax considerations arising under the laws of any non-U.S., state, or local jurisdiction, or under U.S. federal estate and gift tax laws. It is the responsibility of each unitholder, either individually or through a tax advisor, to investigate the legal and tax consequences, under the laws of pertinent U.S. federal, states and localities of the unitholder’s investment in us. Further, it is the responsibility of each unitholder to file all U.S. federal, state and local tax returns that may be required of the unitholder.  Also see Item 1A. “Risk Factors—Tax Risks to Unitholders” and “Risk Factors—Tax Risks to Common Unitholders.”

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

For taxpayers other than corporations in taxable years beginning after December 31, 2020, and before January 1, 2026, an “excess business loss” limitation further limits the deductibility of losses by such taxpayers. An excess business loss is the excess (if any) of a taxpayer’s aggregate deductions for the taxable year that are attributable to the trades or businesses of such taxpayer (determined without regard to the excess business loss limitation) over the aggregate gross income or gain of such taxpayer for the taxable year that is attributable to such trades or businesses plus a threshold amount. The threshold amount is equal to $250,000, or $500,000 for taxpayers filing a joint return, in each case, increased by the applicable inflation adjustment. Disallowed excess business losses are treated as a net operating loss carryover to the following tax year. Any losses we generate that are allocated to a unitholder and not otherwise limited by the basis, at risk, or passive loss limitations will be included in the determination of such unitholder’s aggregate trade or business deductions. Consequently, any losses we generate that are not otherwise limited will only be available to offset a unitholder’s other trade or business income plus an amount of non-trade or business income equal to the applicable threshold amount. Thus, except to the extent of the threshold amount, our losses that are not otherwise limited may not offset a unitholder’s non-trade or business income (such as salaries, fees, interest, dividends and capital gains). This excess business loss limitation will be applied after the passive activity loss limitation.

Limitations on Interest Deductions
In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, subject to the exceptions in the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act,” discussed below), our deduction for this “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion. This limitation is first applied at the partnership level and any deduction for business interest is taken into account in determining our non-separately stated taxable income or loss. Then, in applying this business interest limitation at the partner level, the adjusted taxable income of each of our unitholders is determined without regard to such unitholder’s distributive share of any of our items of income, gain, deduction, or loss and is increased by such unitholder’s distributive share of our excess taxable income, which is generally equal to the excess of 30% of our adjusted taxable income over the amount of our deduction for business interest for a taxable year.

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

For our 2020 taxable year, the CARES Act increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase. For purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 adjusted taxable income, which may result in a greater business interest expense deduction. In addition, unitholders may treat 50% of any excess business interest allocated to them in 2019 as deductible in the 2020 taxable year without regard to the 2020 business interest expense limitations. The remaining 50% of such unitholder’s excess business interest is carried forward and subject to the same limitations as other taxable years.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022. For a transfer of interests in a publicly traded partnership that is effected through a broker on or after January 1, 2022, the obligation to withhold is imposed on the transferor’s broker. Prospective foreign unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

Available Information

We make available, free of charge on our Internet website at ir.paalp.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our website includes a significant amount of information about us, including financial and other information that could be deemed material to investors. Investors and others are encouraged to review such information. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K or any of our other filings with the SEC.

Item 1A.  Risk Factors

References to the “PAGP Entities” include PAGP GP, PAGP, Plains All American GP LLC, AAP and PAA GP LLC. References to our “general partner,” as the context requires, include any or all of the PAGP Entities. References to the “Plains Entities” include us, our subsidiaries and the PAGP Entities.

Summary of Risk Factors

Risks Related to Our Business

Our business, results of operations, financial condition, cash flows and unit price can be adversely affected by many factors including but not limited to:

•the volume of crude oil, natural gas and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our facilities, which can be negatively impacted by a variety of factors outside of our control;
•pandemics, epidemics or other public health emergencies, such as the recent COVID-19 pandemic;
•competition in our industry, including recontracting and other risks associated with the general capacity overbuild of midstream energy infrastructure in some of the areas where we operate;
•fluctuations in supply and demand, which can be caused by a variety of factors outside of our control;
•natural disasters, catastrophes, terrorist attacks (including eco-terrorist attacks), process safety failures or other events, including pipeline or facility accidents and cyber or other attacks on our electronic and computer systems, could interrupt our operations and/or result in severe personal injury, property damage and environmental damage;
•cybersecurity breaches and other disruptions could compromise our information and operations, and expose us to liability;
•societal and political pressures, including opposition to the development or operation of our pipelines and facilities from various groups;
•the overall forward market for crude oil and NGL, and certain market structures, the absence of pricing volatility and other market factors;
•an inability to fully implement or realize expected returns or other anticipated benefits associated with joint venture and joint ownership arrangements, divestitures, acquisitions and other projects;
•loss of our investment grade credit rating or the ability to receive open credit;
•the credit risk of our customers and other counterparties we transact with in the ordinary course of business activities;
•tightened capital markets or other factors that increase our cost of capital or otherwise limit our access to capital;
•the insufficiency of, or non-compliance with, our risk policies;
•our insurance coverage may not fully cover our losses and we may in the future encounter increased costs related to, and lack of availability of, insurance;
•our current or future debt levels, or inability to borrow additional funds or capitalize on business opportunities;
•changes in currency exchange rates;
•difficulties recruiting and retaining our workforce;
•an impairment of long-term assets;
•significant under-utilization of certain assets due to fixed costs incurred to obtain the right to use such assets;
•many of our assets have been in service for many years and require significant expenditures to maintain them. As a result, our maintenance or repair costs may increase in the future;
•we do not own all of the land on which our pipelines and facilities are located, which could result in disruptions to our operations;
•our inability to perform all of our obligations under our contracts, which could lead to increased costs; and
•failure to obtain materials or commodities in the quantity and the quality we need, and at commercially acceptable prices, whether due to supply disruptions, tariffs, quotas or other factors.

Risks Related to Laws and Regulations

Our business may be adversely impacted by existing or new laws, executive orders and regulations relating to protection of the environment and wildlife, operational safety, cross-border import/export and tax matters, financial and hedging activities, climate change and related matters.

Risks Inherent in an Investment in Us

Our partnership structure carries inherent risks, including but not limited to:

•cost reimbursements due to our general partner may be substantial and will reduce our cash available for distribution to unitholders;
•cash distributions are not guaranteed and may fluctuate with our performance and the establishment of financial reserves;
•our preferred units have rights, preferences and privileges that are not held by, and are preferential to the rights of, holders of our common units;
•unitholders may not be able to remove our general partner even if they wish to do so;
•we may issue additional common units without unitholder approval, which would dilute a unitholder’s existing ownership interests; and
•conflicts of interest could arise among our general partner and us or the unitholders.

Risks Related to an Investment in Our Debt Securities

Holders of our debt securities are subject to risks including but not limited to:

•the right to receive payments on our outstanding debt securities is unsecured and will be effectively subordinated to our existing and future secured indebtedness and will be structurally subordinated as to any existing and future indebtedness and other obligations of our subsidiaries, other than subsidiaries that may guarantee our debt securities in the future; and
•we do not have the same flexibility as other types of organizations to accumulate cash, which may limit cash available to service our debt securities or to repay them at maturity.

Tax Risks to Common Unitholders and Series B Preferred Unitholders

Our Common Units or Series B Preferred Units are subject to tax risks, which may adversely impact the value of or market for our units and may reduce our cash available for distribution or debt service, including but not limited to:

•our status as a partnership for U.S. federal income tax purposes and not being subject to a material amount of entity-level taxation;
•potential legislative, judicial or administrative changes or differing interpretations, possibly applied on a retroactive basis;
•potential audit adjustments to our income tax returns for tax years beginning after December 31, 2017, by the IRS or state tax authorities;
•IRS or Canada Revenue Agency (“CRA”) contests to the federal income tax positions or inter-country allocations we take;
•our unitholders may be required to pay taxes on their share of our income even if they do not receive any cash distributions from us;
•tax-exempt entities and non-U.S. unitholders face unique tax issues from owning our units;
•taxable gain or loss on the disposition of our common units could be more or less than expected;
•unitholders may be subject to limitation on their ability to deduct interest expense incurred by us;
•our unitholders will likely be subject to state, local and non-U.S. taxes and return filing requirements in states and jurisdictions where they do not live as a result of investing in our units; and
•the tax treatment of income attributable to distributions on our Series B Preferred Units as guaranteed payments for the use of capital creates a different tax treatment for the holders of our Series B Preferred Units than the holders of our common units and such income is not eligible for the 20% deduction for qualified publicly traded partnership income.

Risks Related to Our Business

Our profitability depends on the volume of crude oil, natural gas and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our facilities, which can be negatively impacted by a variety of factors outside of our control.

Drilling activity, crude oil production and benchmark crude oil prices can fluctuate significantly over time. For example, the current COVID-19 pandemic has resulted in a swift and material decline in global crude oil demand and crude oil prices, which has led to a significant reduction of domestic crude oil, NGL and natural gas production, and it is unclear if or when global demand will recover to pre-pandemic levels. This has had an adverse effect on the demand for the midstream services we offer and the commercial opportunities that are available to us. If demand remains depressed or declines further it is likely to have an adverse impact on our financial performance. A turnaround of these adverse macroeconomic factors depends largely on an increase in global demand for crude oil, which will be driven primarily by the extent to which consumer demand and demand for crude oil rebound following the pandemic.

Crude oil prices may also decline due to actions of domestic or foreign oil producers—they may take actions that create an over-supply of crude oil, and decrease benchmark crude oil prices. If producers reduce drilling activity in response to future declines in such prices, reduced capital market access, increased capital raising costs for producers or adverse governmental or regulatory action, it could adversely impact production. In turn, such developments could lead to reduced throughput on our pipelines and at our other facilities, which, depending on the level of production declines, could have a material adverse effect on our business.

Also, except with respect to some of our recently constructed long haul pipeline assets, third-party shippers generally do not have long-term contractual commitments to ship crude oil on our pipelines. A decision by a shipper to substantially reduce or cease to ship volumes of crude oil on our pipelines could cause a significant decline in our revenues.

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

Our business, results of operations, financial condition, cash flows and unit price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the current COVID-19 pandemic.

Our business, results of operations, financial condition, cash flows and unit price can be adversely affected by pandemics, epidemics or other public health emergencies. The current COVID-19 pandemic has caused widespread economic disruption, and resulted in material reductions in demand for crude oil, NGL and other petroleum products, which in turn has resulted in significant declines in the actual or expected volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of many of our assets. Future pandemics, epidemics or other public health emergencies may have greater economic impacts.

As a result of the COVID-19 pandemic, many of our support functions are operating remotely, which presents technical and communication challenges, including increased vulnerability to cybersecurity breaches, risk management oversights or delays in, or disruptions to, communications. In addition, pandemic-related restrictions may adversely impact our ability to operate and maintain our assets, and may adversely impact the supply chain to source goods and services required for our operating activities.

The long term impacts of the COVID-19 pandemic remain highly uncertain and depend on a wide variety of factors that are outside of our control, including the development, deployment and effectiveness of vaccines, treatments and testing protocols; mutations of the virus resulting in increased transmissibility or severity of the disease or decreasing the effectiveness of vaccines or treatments; the capacity of our healthcare systems and public health infrastructure to manage current and future outbreaks; and various political and economic considerations. It is unknown whether consumption of petroleum products will return to pre-COVID levels due to changes in consumer habits or preferences. As a result, we are unable to predict the timing of any such market recovery, including a return to market conditions that are more conducive to an increase in drilling and production activities in the United States and Canada.

Our profitability can be negatively affected by a variety of factors stemming from competition in our industry, including risks associated with the general capacity overbuild of midstream energy infrastructure in some of the areas where we operate.

We face competition in all aspects of our business and can give no assurances that we will be able to compete effectively against our competitors.  In general, competition comes from a wide variety of participants in a wide variety of contexts, including new entrants and existing participants and in connection with day-to-day business, investment capital projects, acquisitions and joint venture activities. Some of our competitors have capital resources many times greater than ours or control greater supplies of crude oil, natural gas or NGL. In addition, other competitors with significant excess capacity and high financial leverage may attempt to survive and compete by reducing transportation rates to levels approaching variable operating costs, without regard to whether they are generating an acceptable return on their investment. These competitive risks make it more difficult for us to attract new customers and expose us to increased contract renewal and customer retention risk with respect to our existing customers.

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

Supply and demand for crude oil and other hydrocarbon products we handle is dependent upon a variety of factors, including price, current and future economic conditions, fuel conservation measures, alternative fuel adoption, governmental regulation, including climate change regulations, and technological advances in fuel economy and energy generation devices. For example, legislative, regulatory or executive actions intended to reduce emissions of greenhouse gases could increase the cost of consuming crude oil and other hydrocarbon products, thereby causing a reduction in the demand for such products. Given that crude oil and petroleum products are global commodities, demand can also be significantly influenced by developments in other countries and markets, particularly in key consumption markets like China. Ultimately, this can lead to a reduction in demand for the services we provide. Demand also depends on the ability and willingness of shippers having access to our transportation assets to satisfy their demand by deliveries through those assets. The supply of crude oil depends on a variety of global political and economic factors, including the reliance of foreign governments on petroleum revenues. Excess global supply of crude oil may negatively impact our operating results by decreasing the price of crude oil and making production and transportation less profitable in areas we service.

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

Natural disasters, catastrophes, terrorist attacks (including eco-terrorist attacks), process safety failures or other events, including pipeline or facility accidents and cyber or other attacks on our electronic and computer systems, could interrupt our operations and/or result in severe personal injury, property damage and environmental damage, which could have a material adverse effect on our financial position, results of operations and cash flows.

Some of our operations involve risks of personal injury, property damage and environmental damage that could curtail our operations and otherwise materially adversely affect our cash flow. Virtually all of our operations are exposed to potential natural disasters or other natural events, including hurricanes, tornadoes, storms, floods, earthquakes, shifting soil and/or landslides. The location of some of our assets and our customers’ assets in the U.S. Gulf Coast region makes them particularly vulnerable to hurricane or tropical storm risk. Our facilities and operations are also vulnerable to accidents caused by process safety failures, equipment failures, or human error. In addition, since the September 11, 2001 terrorist attacks, the U.S. government has issued warnings that energy assets, specifically the nation’s pipeline infrastructure, may be future targets of terrorist organizations. Terrorists may target our physical facilities and hackers may attack our electronic and computer systems.

If one or more of our pipelines or other facilities, including electronic and computer systems, or any facilities or businesses that deliver products, supplies or services to us or that we rely on in order to operate our business, are damaged by severe weather or any other disaster, accident, catastrophe, terrorist attack or event, our operations could be significantly interrupted. In addition, our supply and logistics operations include purchasing crude oil and NGL that is carried on railcars, tankers or barges. Such cargos are at risk of being damaged or lost because of events such as derailment, marine disaster, inclement weather, mechanical failures, grounding or collision, fire, explosion, environmental accidents, piracy, terrorism and political instability. These incidents or interruptions could involve significant damage or injury to people, property or the environment, and repairs could take from a week or less for minor incidents to six months or more for major interruptions. Any such event that interrupts the revenues generated by our operations, or which causes us to make significant expenditures not covered by insurance, could reduce our profitability, cash flows and cash available for paying distributions to our partners and, accordingly, adversely affect our financial condition and the market price of our securities.

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

We are reliant on the continuous and uninterrupted operation of our information technology systems. User access of our sites and information technology systems are critical elements to our operations, as is cloud security and protection against cyber security incidents. In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, proprietary business information, critical operating information and data, information regarding our customers, suppliers, royalty owners and business partners, and personally identifiable information of our employees. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties for divulging shipper information, disruption of our operations, damage to our reputation, and loss of confidence in our services, which could adversely affect our business.

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

Our business plans are based upon the assumption that societal sentiment will continue to enable, and existing regulations will stay intact for, the future development, transportation and use of hydrocarbon-based fuels. Policy decisions relating to the production, refining, transportation and marketing of hydrocarbon-based fuels are subject to political pressures, the negative portrayal of the industry in which we operate by the media and others, and the influence and protests of environmental and other special interest groups. Such negative sentiment regarding the hydrocarbon energy industry could influence consumer preferences and government or regulatory actions, which could, in turn, have an adverse impact on our business.

Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for hydrocarbon energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities or energy infrastructure related projects and ongoing operations, and consequently could both indirectly affect demand for our services and directly affect our ability to fund construction or other capital projects, as well as properly run our ongoing operations.

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

We may not be able to fully implement or realize expected returns or other anticipated benefits associated with joint venture and joint ownership arrangements, divestitures, acquisitions and other projects.

We are undertaking, or are participating with various counterparties in, a number of projects that involve the construction of new midstream energy infrastructure assets or the expansion, modification, divestiture or combination of existing assets. Many of these projects involve numerous regulatory, environmental, commercial, economic, weather-related, political and legal uncertainties that are beyond our control, including the following:

•We may construct pipelines, facilities or other assets in anticipation of market demand that dissipates or market growth that never materializes;
•Despite the fact that we will expend significant amounts of capital during the construction phase of growth or expansion projects, revenues associated with these organic growth projects will not materialize until the projects have been completed and placed into commercial service, and the amount of revenue generated from these projects could be significantly lower than anticipated for a variety of reasons;
•As these projects are undertaken, required approvals, permits and licenses may not be obtained, may be delayed, may be obtained with conditions that materially alter the expected return associated with the underlying projects or may be granted and then subsequently withdrawn;
•We may face opposition to our planned projects from environmental groups, landowners, local groups and other advocates, including lawsuits or other actions designed to disrupt or delay our planned projects;
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

As a result of these uncertainties, the anticipated benefits associated with our planned projects may not be achieved or could be delayed. In turn, this could negatively impact our cash flow and our ability to make or increase cash distributions to our partners.

Loss of our investment grade credit rating or the ability to receive open credit could negatively affect our borrowing costs, ability to purchase crude oil, NGL and natural gas supplies or to capitalize on market opportunities.

Our business is dependent on our ability to maintain an attractive credit rating and continue to receive open credit from our suppliers and trade counterparties. Our senior unsecured debt is currently rated as “investment grade” by Standard & Poor’s and Fitch Ratings Inc. In August 2017, Moody’s Investors Service downgraded its rating of our senior unsecured debt to a level below investment grade. A further downgrade by any of such agencies to a level below our current ratings levels assigned by such rating agencies could increase our borrowing costs, reduce our borrowing capacity and cause our counterparties to reduce the amount of open credit we receive from them. This could negatively impact our ability to capitalize on market opportunities. For example, our ability to utilize our crude oil storage capacity for merchant activities to capture contango market opportunities is dependent upon having adequate credit facilities, both in terms of the total amount of credit facilities and the cost of such credit facilities, which enables us to finance the storage of the crude oil from the time we complete the purchase of the crude oil until the time we complete the sale of the crude oil. Loss of our remaining investment grade credit ratings could also adversely impact our cash flows, our ability to make distributions at our current levels and the value of our outstanding equity and debt securities.

We are exposed to the credit risk of our customers and other counterparties we transact with in the ordinary course of our business activities.

Risks of nonpayment and nonperformance by customers or other counterparties are a significant consideration in our business, and the economic fallout of the COVID-19 pandemic has had an adverse impact on the creditworthiness of many companies in the energy sector. Although we have credit risk management policies and procedures that are designed to mitigate and limit our exposure in this area, there can be no assurance that we have adequately assessed and managed the creditworthiness of our existing or future counterparties or that there will not be an unanticipated deterioration in their creditworthiness or unexpected instances of nonpayment or nonperformance, all of which could have an adverse impact on our cash flow and our ability to pay or increase our cash distributions to our partners.

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

Divestitures, joint ventures, joint ownership arrangements and acquisitions involve risks that may adversely affect our business.

Our ability to execute our financial strategy is in part dependent on our ability to complete strategic divestitures or sales of interests to strategic partners. If we are unable to successfully complete planned divestitures (due to reduced investment in the energy sector, governmental action, litigation, counterparty non-performance or other factors), it may be more difficult for us to achieve our desired leverage levels, increase returns to equity holders or otherwise accomplish our financial goals. In addition, in connection with our divestitures, we may agree to retain responsibility for certain liabilities that relate to our period of ownership, which could adversely impact our future financial performance.

We are also involved in many strategic joint ventures and other joint ownership arrangements. We may not always be in complete alignment with our joint venture or joint owner counterparties; we may have differing strategic or commercial objectives and may be outvoted by our joint venture partners or we may disagree on governance matters with respect to the joint venture entity or the jointly owned assets. When we enter into joint ventures or joint ownership arrangements we may be subject to the risk that our counterparties do not fund their obligations. In some joint ventures and joint ownership arrangements we may not be responsible for construction or operation of such projects and will rely on our joint venture or joint owner counterparties for such services. Joint ventures and joint ownership arrangements may also require us to expend additional internal resources that could otherwise be directed to other projects. If we are unable to successfully execute and manage our existing and proposed joint venture and joint owner projects, it could adversely impact our financial and operating results.

Although our near-term strategy does not include a focus on acquisitions, we have completed a number of acquisitions in the past and may pursue future acquisitions on a selective basis. Any acquisition involves potential risks, including:

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

Tightened capital markets or other factors that increase our cost of capital or otherwise limit our access to capital could impair our ability to achieve our strategic objectives.

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

Due to these factors, we cannot be certain that funding for our capital needs will be available from bank credit arrangements, capital markets or other sources on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to implement our development plans, enhance our existing business, complete strategic projects and transactions, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our revenues and results of operations.

Our risk policies cannot eliminate all risks. In addition, the insufficiency of, or non-compliance with our risk policies could result in significant financial losses.

Generally, it is our policy to establish a margin for crude oil or other products we purchase by selling such products for physical delivery to third-party users, or by entering into a future delivery obligation under derivative contracts. Through these transactions, we seek to maintain a position that is substantially balanced between purchases on the one hand, and sales or future delivery obligations on the other hand. Our policy is not to acquire and hold physical inventory or derivative products for the purpose of speculating on commodity price changes. These policies and practices cannot, however, eliminate all risks. For example, any event that disrupts our anticipated physical supply of crude oil or other products could expose us to risk of loss resulting from price changes. We are also exposed to basis risk when crude oil or other products are purchased against one pricing index and sold against a different index. We may also face disruptions to futures markets for crude oil, NGL and other petroleum products, which may impair our ability to execute our commercial or hedging strategies related to the COVID-19 pandemic, future pandemics, epidemics, other public health emergencies or other factors. Margin requirements due to spikes or crashes in commodity prices may require us to exit hedge strategies at inopportune times. Moreover, we are exposed to some risks that are not hedged, including risks on certain of our inventory, such as linefill, which must be maintained in order to transport crude oil on our pipelines. In an effort to maintain a balanced position, specifically authorized personnel can purchase or sell crude oil, refined products and NGL, up to predefined limits and authorizations. Although this activity is monitored independently by our risk management function, it exposes us to commodity price risks within these limits.

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

Our insurance coverage may not fully cover our losses and we may in the future encounter increased costs related to, and lack of availability of, insurance.

While we maintain insurance coverage at levels that we believe to be reasonable and prudent, we can provide no assurance that our current levels of insurance will be sufficient to cover any losses that we have incurred or may incur in the future, whether due to deductibles, coverage challenges or other limitations. In addition, over the last several years, as the scale and scope of our business activities has expanded, the breadth and depth of available insurance markets has contracted. As a result of these factors and other market conditions, as well as the fact that we have experienced several incidents over the last several years, premiums and deductibles for certain insurance policies have increased substantially. Accordingly, we can give no assurance that we will be able to maintain adequate insurance in the future at rates or on other terms we consider commercially reasonable. In addition, although we believe that we currently maintain adequate insurance coverage, insurance will not cover many types of interruptions or events that might occur and will not cover all risks associated with our operations. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. The occurrence of a significant event, the consequences of which are either not covered by insurance or not fully insured, or a significant delay in the payment of a major insurance claim, could materially and adversely affect our financial position, results of operations and cash flows.

The terms of our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities. In addition, our current or future debt levels, or inability to borrow additional funds or capitalize on business opportunities may limit our future financial and operating flexibility.

As of December 31, 2020, the face value of our consolidated debt outstanding was approximately $10.3 billion, consisting of approximately $9.5 billion face value of long-term debt (including senior notes, term loan borrowings and finance lease obligations) and approximately $0.8 billion of short-term borrowings. As of December 31, 2020, we had approximately $2.2 billion of liquidity available, including cash and cash equivalents and available borrowing capacity under our senior unsecured revolving credit facility and our senior secured hedged inventory facility, subject to continued covenant compliance. Lower Adjusted EBITDA could increase our leverage ratios and effectively reduce our ability to incur additional indebtedness.

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

As of December 31, 2020, the face value of our consolidated debt was approximately $10.3 billion, of which approximately $9.4 billion was at fixed interest rates and approximately $0.9 billion was at variable interest rates. We are exposed to market risk due to the short-term nature of our commercial paper borrowings and the floating interest rates on our credit facilities. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels. Additionally, increases in interest rates could adversely affect our Supply and Logistics segment results by increasing interest costs associated with the storage of hedged crude oil and NGL inventory. Further, the trading price of our common units may be sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

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

Our operations and management require the retention and recruitment of a skilled workforce, including engineers, technical personnel and other professionals. We and our affiliates compete with other companies in the energy industry for this skilled workforce. The COVID-19 pandemic and associated restrictions may also place additional demands on our employees, which may in turn make it more challenging to retain or recruit talented labor. If we are unable to (i) retain current employees; and/or (ii) recruit new employees of comparable knowledge and experience, our business could be negatively impacted. In addition, we could experience increased costs to retain and recruit these professionals.

An impairment of long-term assets could reduce our earnings.

At December 31, 2020, we had approximately $14.6 billion of net property and equipment, $982 million of linefill and base gas, $3.8 billion of investments accounted for under the equity method of accounting and $805 million of net intangible assets capitalized on our balance sheet. GAAP requires an assessment for impairment in certain circumstances, including when there is an indication that the carrying value of property and equipment may not be recoverable. If we were to determine that any of our property and equipment, linefill and base gas, intangibles or equity method investments was impaired, we could be required to take an immediate charge to earnings, which could adversely impact our operating results, with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt-to-total capitalization. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for additional discussion of our accounting policies and use of estimates associated with impairments. During the year ended December 31, 2020, we recognized goodwill impairment losses of $2.5 billion and non-cash impairment charges of approximately $914 million related to the write-down of certain pipeline and other long-lived assets, certain of our investments in unconsolidated entities, and assets upon classification as held for sale. See Note 6, Note 7, Note 8 and Note 9 to our Consolidated Financial Statements for additional information regarding these impairments.

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

Significant under-utilization of certain assets could significantly reduce our profitability due to fixed costs incurred to obtain the right to use such assets.

From time to time in connection with our business, we may lease or otherwise secure the right to use certain assets (such as railcars, trucks, barges, ships, pipeline capacity, storage capacity and other similar assets) with the expectation that the revenues we generate through the use of such assets will be greater than the fixed costs we incur pursuant to the applicable leases or other arrangements. However, when such assets are not utilized or are under-utilized, our profitability could be negatively impacted because the revenues we earn are either non-existent or reduced, but we remain obligated to continue paying any applicable fixed charges, in addition to the potential of incurring other costs attributable to the non-utilization of such assets. Significant under-utilization of assets we lease or otherwise secure the right to use in connection with our business could have a significant negative impact on our profitability and cash flows.

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

We do not own all of the land on which our pipelines and facilities have been constructed, and therefore are potentially subject to more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. In some instances, we obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Following a decision issued in May 2017 by the Tenth Circuit Court of Appeals, tribal ownership of even a very small fractional interest in tribal land owned or at one time owned by an individual Indian landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where existing pipeline rights-of-way may soon lapse or terminate serves as an additional potential impediment for pipeline operations. In September 2018, the Fourth Circuit Court of Appeals reversed a decision of the United States Forest Service (“USFS”) issuing a permit for the construction of a pipeline and granting a right of way across the Appalachian Trail, ruling that the USFS lacked statutory authority. This decision may make it more difficult to obtain permits and rights of way on certain federal lands and may be used as precedent to challenge existing and future permits and rights of way. Additionally, parts of our operations cross land that has historically been apportioned to various Native American/First Nations tribes, who may exercise significant jurisdiction and sovereignty over their lands. For more information, see our regulatory disclosure entitled “Indigenous Protections.” We cannot guarantee that we will always be able to renew existing rights-of-way or obtain new rights-of-way on favorable terms or without experiencing significant delays and costs. Any loss of rights with respect to real property, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, and financial position.

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

If we fail to obtain materials or commodities in the quantity and the quality we need, and at commercially acceptable prices, whether due to supply disruptions, tariffs, quotas or other factors, our results of operations, financial condition and cash flows could be materially and adversely affected.

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

Our business also depends on having access to significant amounts of electricity and other commodities. If we are unable to obtain commodities sufficient to operate and maintain our assets, it could materially and adversely affect our business.

The COVID-19 pandemic has caused widespread supply chain disruptions, which may make it more challenging to obtain sufficient quantities of high quality materials at acceptable prices and in a timely manner. If we are unable to source such materials, it could materially and adversely affect our ability to construct new infrastructure and maintain our existing assets.

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

Risks Related to Laws and Regulations

Our operations are subject to laws and regulations relating to protection of the environment and wildlife, operational safety, climate change and related matters that may expose us to significant costs and liabilities. The current laws and regulations affecting our business are subject to change and in the future we may be subject to additional laws, executive orders and regulations, which could adversely impact our business.

Our operations involving the storage, treatment, processing, and transportation of liquid hydrocarbons, including crude oil, NGL and refined products, as well as our operations involving the storage of natural gas, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment. Our operations are also subject to laws and regulations relating to protection of the environment and wildlife, operational safety, climate change and related matters. Compliance with all of these laws and regulations increases our overall cost of doing business, including our capital costs to construct, maintain and upgrade equipment and facilities. Also, new or additional regulations, new interpretations of existing requirements or changes in our operations could trigger new permitting requirements applicable to our operations, which could result in increased costs or delays of, or denial of rights to conduct, our development programs. The failure to comply with any such laws and regulations could result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory and remedial liabilities, the issuance of injunctions that may subject us to additional operational requirements and constraints, or claims of damages to property or persons resulting from our operations. In addition, criminal violations of certain environmental laws, or in some cases even the allegation of criminal violations, may result in the temporary suspension or outright debarment from participating in government contracts. The laws and regulations applicable to our operations are subject to change and interpretation by the relevant governmental agency, including the possibility that exemptions we currently qualify for may be modified or changed in ways that require us to incur significant additional compliance costs. Our business and operations may also become subject to additional laws or regulations. For example, President Biden campaigned on several initiatives to address environmental concerns. Following the election of President Biden and a Democratic majority in both houses of Congress, it is possible that our operations, and those of our customers, may be subject to greater environmental regulations, particularly with regard to hydraulic fracturing, permitting, and GHG emissions. Any new laws, executive orders or regulations, or changes to or interpretations of existing laws or regulations, adverse to us could have a material adverse effect on our operations, revenues, expenses and profitability.

We have a history of incremental additions to the miles of pipelines we own, both through acquisitions and investment capital projects. We have also increased our terminal and storage capacity and operate several facilities on or near navigable waters and domestic water supplies. Although we have implemented programs intended to maintain the integrity of our assets (discussed below), as we acquire additional assets we are at risk for an increase in the number of releases of liquid hydrocarbons into the environment. These releases expose us to potentially substantial expense, including clean-up and remediation costs, fines and penalties, and third-party claims for personal injury or property damage related to past or future releases. Some of these expenses could increase by amounts disproportionately higher than the relative increase in pipeline mileage and the increase in revenues associated therewith. Our refined products terminal assets are also subject to significant compliance costs and liabilities. In addition, because of the increased volatility of refined products and their tendency to migrate farther and faster than crude oil when released, releases of refined products into the environment can have a more significant impact than crude oil and require significantly higher expenditures to respond and remediate. The incurrence of such expenses not covered by insurance, indemnity or reserves could materially adversely affect our results of operations.

We currently devote substantial resources to comply with DOT-mandated pipeline integrity rules. The DOT regulations include requirements for the establishment of pipeline integrity management programs and for protection of “high consequence areas” where a pipeline leak or rupture could produce significant adverse consequences. Pipeline safety regulations are revised frequently. For example, Congress, through the 2021 Fiscal Year Omnibus Appropriations Bill, directed PHMSA to move forward with several regulatory actions. For more information, please see our regulatory disclosure entitled “Pipeline Safety/Integrity Management.” The adoption of new regulations requiring more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant.

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

For our U.S. interstate common carrier liquids pipelines subject to FERC regulation under the ICA and our interstate natural gas storage facilities subject to FERC regulation under the NGA, shippers may protest our pipeline tariff filings or file complaints against our existing rates or complaints alleging that we are engaging in discriminating behavior. The FERC can also investigate on its own initiative. Under certain circumstances, the FERC could limit our ability to set rates based on our costs, or could order us to reduce our rates and could require the payment of reparations to complaining shippers for up to two years prior to the complaint. Natural gas storage facilities are subject to regulation by the FERC, the DOT, and certain state agencies. Under certain circumstances, the FERC could limit our ability to set our natural gas storage rates at market-based rates and could order us to reduce our rates for natural gas storage service or require the payment of refunds to our storage customers.

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

Our cross border activities subject us to regulatory matters, including import and export licenses, tariffs, Canadian and U.S. customs and tax issues and toxic substance certifications. Such regulations include the Short Supply Controls of the EAA, the NAFTA and the TSCA. Violations of these licensing, tariff and tax reporting requirements could result in the imposition of significant administrative, civil and criminal penalties. Furthermore, Presidential Permits that allow cross-border movements of crude oil may be revoked or terminated at any time.

Our purchases and sales of crude oil, natural gas and NGL, and hedging activities, expose us to potential regulatory risks.

The FTC, the FERC and the CFTC hold statutory authority to monitor certain segments of the physical and futures energy commodities markets. These agencies have imposed broad regulations prohibiting fraud and manipulation of such markets. With regard to our physical purchases and sales of crude oil, natural gas or NGL and any related hedging activities that we undertake, we are required to observe the market-related regulations enforced by these agencies, which hold substantial enforcement authority. Our purchases and sales may also be subject to certain reporting and other requirements. Additionally, to the extent that we enter into transportation contracts with pipelines that are subject to FERC regulation, we are subject to FERC requirements related to the use of such capacity. Any failure on our part to comply with the regulations and policies of the FERC, the FTC or the CFTC could result in the imposition of civil and criminal penalties. Failure to comply with such regulations, as interpreted and enforced, could have a material adverse effect on our business, results of operations, financial condition and our ability to make cash distributions to our unitholders.

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

Legislation, executive orders and regulatory initiatives relating to hydraulic fracturing or other hydrocarbon development activities could reduce domestic production of crude oil and natural gas.

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from unconventional geological formations. Recent advances in hydraulic fracturing techniques have resulted in significant increases in crude oil and natural gas production in many basins in the United States and Canada. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production, and it is typically regulated by state and provincial oil and gas commissions.  We do not perform hydraulic fracturing, but many of the producers using our pipelines do. Hydraulic fracturing has been subject to increased scrutiny and there have been a variety of legislative and regulatory proposals to prohibit, restrict, or more closely regulate various forms of hydraulic fracturing; for example, the Governor of California signed an executive order in which he announced plans to ask the state legislature to promulgate legislation banning the issuance of new hydraulic fracturing permits by 2024. In January 2021, President Biden signed an executive order directing the Secretary of the Interior to pause new oil and gas leases on public lands and in offshore waters of the United States. These actions, as well as any other legislation, executive orders or regulatory initiatives that curtail hydraulic fracturing or otherwise limit producers’ ability to drill or complete wells could reduce the production of crude oil and natural gas in the United States or Canada, and could thereby reduce demand for our transportation, terminalling and storage services as well as our supply and logistics services.

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

While Congress has from time to time considered legislation to reduce emissions of GHGs, no significant legislation to reduce GHG emissions has been adopted at the federal level. However, President Biden has previously stated that one of his administration’s climate change goals is to achieve a 100% clean energy economy and net-zero emissions by 2050 at the national level; however, we cannot predict the degree to which this plan may be successfully implemented, what initiatives may be promulgated to facilitate it, or the degree to which it may impact our operations. In the absence of federal climate legislation, a number of state and regional GHG restrictions have emerged. Analogous regulations are or may be implemented in Canada. Any future laws and regulations that limit emissions of GHGs could adversely affect supply of or demand for oil and natural gas that operators, some of whom are our customers, produce and could thereby reduce demand for our midstream services. For more information, see our regulatory disclosure entitled “Climate Change Initiatives.”

Moreover, activists concerned about the potential effects of climate change have directed their attention at sources of funding for hydrocarbon energy companies, which has resulted in certain sources of capital restricting or eliminating their investment in oil and natural gas activities. Additionally, activist shareholders have introduced proposals that may seek to force companies to adopt aggressive emission reduction targets or restrict more hydrocarbon-intensive activities. Separately, activists may also pursue other means of curtailing oil and gas operations, such as through litigation; several suits have been filed in recent years claiming that oil and gas companies are responsible for climate harm due to their production and/or marketing of hydrocarbons or that oil and gas companies have known about the adverse effects of climate change but failed to adequately disclose those impacts to their investors or consumers. While we cannot predict the outcomes of such activities, they could make it more difficult for operators to engage in exploration and production activities, ultimately reducing demand for our services. Finally, many scientists have concluded that increasing concentrations of GHGs in the Earth’s atmosphere may produce significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events; if any such effects were to occur, they have the potential to cause physical damage to our assets and thus could have an adverse effect on our financial condition and operations.

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

Our general partner may cause us to issue an unlimited number of common units without unitholder approval (subject to applicable Nasdaq rules). We may also issue at any time an unlimited number of equity securities ranking junior or senior to the common units without unitholder approval (subject to applicable Nasdaq rules). The issuance of additional common units or other equity securities of equal or senior rank may have the following effects:

•an existing unitholder’s proportionate ownership interest in the Partnership will decrease;
•the amount of cash available for distribution on each unit may decrease;
•the ratio of taxable income to distributions may increase;
•the relative voting strength of each previously outstanding unit may be diminished; and
•the market price of the common units may decline.

In addition, our Series A preferred units are convertible into common units at any time by the holders of such units, or under certain circumstances, at our option. If a substantial portion of the Series A preferred units were converted into common units, common unitholders could experience significant dilution. In addition, if holders of such converted Series A preferred units were to dispose of a substantial portion of these common units in the public market, whether in a single transaction or series of transactions, it could adversely affect the market price for our common units. In addition, these sales, or the possibility that these sales may occur, could make it more difficult for us to sell our common units in the future.

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

Our leverage is significant in relation to our partners’ capital. At December 31, 2020, the face value of our total outstanding long-term debt was approximately $9.5 billion, and the face value of our total outstanding short-term debt was approximately $0.8 billion. We will be prohibited from making cash distributions during an event of default under any of our indebtedness. Various limitations in our credit facilities and other debt instruments may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

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
Although our payment obligations to our unitholders are subordinate to our payment obligations to debtholders, the value of our units may decrease in direct correlation with decreases in the amount we distribute per unit. Accordingly, if we experience a liquidity problem in the future, we may not be able to issue equity to recapitalize.

Tax Risks to Unitholders

Our tax treatment depends on our status as a partnership for U.S. federal income tax purposes and not being subject to a material amount of entity-level taxation. If the IRS were to treat us as a corporation for federal income tax purposes, or we become subject to entity-level taxation for state or foreign tax purposes, our cash available for distributions to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in our units depends largely on our being treated as a partnership for federal income tax purposes. A publicly traded partnership such as us may be treated as a corporation for federal income tax purposes unless it satisfies a “qualifying income” requirement, as defined in Section 7704 of the Internal Revenue Code of 1986, as amended.  Based upon our current operations and current Treasury Regulations, we believe we satisfy the qualifying income requirement. However, no ruling has been or will be requested regarding our treatment as a partnership for U.S. federal income tax purposes. Failing to meet the qualifying income requirement or a change in current law could cause us to be treated as a corporation for U.S. federal income tax purposes or otherwise subject us to taxation as an entity.

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

The present U.S. federal income tax treatment of publicly traded partnerships, including us, or an investment in our units may be modified by administrative, legislative or judicial changes or differing interpretations at any time. Members of Congress have proposed and considered substantive changes to the existing U.S. federal income tax laws that would affect publicly traded partnerships, including proposals that would eliminate our ability to qualify for partnership tax treatment.

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

Any modification to the U.S. federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible for us to meet the exception for certain publicly traded partnerships to be treated as partnerships for U.S. federal income tax purposes. We are unable to predict whether any changes or other proposals will ultimately be enacted. Any future legislative changes could negatively impact the value of an investment in our units. You are urged to consult with your own tax advisor with respect to the status of regulatory or administrative developments and proposals and their potential effect on your investment in our units.

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

Moreover, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, recently issued Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and after that date, if effected through a broker, the obligation to withhold is imposed on the transferor’s broker. Prospective foreign unitholders should consult their tax advisors regarding the impact of these rules on an investment in our units.

Tax Risks to Common Unitholders

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

In general, we are entitled to a deduction for interest paid or accrued on indebtedness properly allocable to our trade or business during our taxable year. However, subject to the exceptions in the CARES Act, under the Tax Cuts and Jobs Act, for taxable years beginning after December 31, 2017, our deduction for “business interest” is limited to the sum of our business interest income and 30% of our “adjusted taxable income.” For the purposes of this limitation, our adjusted taxable income is computed without regard to any business interest expense or business interest income, and in the case of taxable years beginning before January 1, 2022, any deduction allowable for depreciation, amortization, or depletion to the extent such depreciation, amortization, or depletion is not capitalized into cost of goods sold with respect to inventory.

For our 2020 taxable year, the CARES Act increases the 30% adjusted taxable income limitation to 50%, unless we elect not to apply such increase. For purposes of determining our 50% adjusted taxable income limitation, we may elect to substitute our 2020 adjusted taxable income with our 2019 adjusted taxable income, which may result in a greater business interest expense deduction. In addition, unitholders may treat 50% of any excess business interest allocated to them in 2019 as deductible in the 2020 taxable year without regard to the 2020 business interest expense limitations. The remaining 50% of such unitholder’s excess business interest is carried forward and subject to the same limitations as other taxable years.

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

For taxable years beginning after December 31, 2017 and ending on or before December 31, 2025, an individual unitholder is generally allowed a deduction equal to 20% of our “qualified publicly traded partnership income” that is allocated to such unitholder. For purposes of the deduction, the term qualified publicly traded partnership income includes the net amount of such unitholder’s allocable share of our income that is effectively connected to our U.S. trade or business activities. Because our non-U.S. business operations earn income that is not effectively connected with a U.S. trade or business, unitholders may not apply the 20% deduction for qualified publicly traded partnership income to that portion of our income.

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

Although we expect that a substantial portion of the income we earn will be eligible for the 20% deduction for qualified publicly traded partnership income, Treasury Regulations provide that income attributable to a guaranteed payment for the use of capital is not eligible for the 20% deduction for qualified business income. As a result, income attributable to a guaranteed payment for use of capital recognized by holders of our Series B Preferred Units is not eligible for the 20% deduction for qualified business income.

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

PART II

Item 5.  Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Distributions

Our common units are listed and traded on The Nasdaq Global Select Market under the symbol “PAA.”  As of February 11, 2021, there were 722,052,254 common units outstanding and approximately 99,000 record holders and beneficial owners (held in street name).

The following table presents cash distributions per common unit pertaining to the quarter presented, which were declared and paid in the following calendar quarter (see the “Cash Distribution Policy” section below for a discussion of our policy regarding distribution payments):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2020	$0.18	$0.18	$0.18	$0.18
2019	$0.36	$0.36	$0.36	$0.36

Our common units are also used as a form of compensation to our employees and PAGP GP directors. See Note 18 to our Consolidated Financial Statements for additional information regarding our equity-indexed compensation plans.

Performance Graph

The following graph compares the total unitholder return performance of our common units with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”) and (ii) the Alerian MLP Index. The Alerian MLP Index is a composite of the most prominent energy master limited partnerships that provides investors with a comprehensive benchmark for this asset class. The graph assumes that $100 was invested in our common units and each comparison index beginning on December 31, 2015 and that all distributions were reinvested on a quarterly basis.

	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020
PAA	$100.00	$155.83	$106.99	$109.50	$107.01	$52.62
S&P 500	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04
Alerian MLP Index	$100.00	$118.31	$110.59	$96.86	$103.21	$73.60

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the fourth quarter of 2020:

	Total Number of Common Units Purchased	Average Price Paid per Common Unit (1)	Total Number of Common Units Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Common Units that may yet be purchased under the Program (2)
November 1, 2020 - November 30, 2020	3,132,806	$7.60	3,132,806	$476,266,424
December 1, 2020 - December 31, 2020	3,089,942	$8.61	3,089,942	$449,708,839

(1)Average price paid per common unit includes costs associated with the repurchases.
(2)On November 2, 2020, we announced that the board of directors of PAA GP Holdings LLC (“PAGP GP”) approved a $500 million common equity repurchase program (the “Program”), which authorizes the repurchase from time to time of up to $500 million of our common units and/or PAGP Class A shares via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. No time limit has been set for completion of the Program, and the Program may be suspended or discontinued at any time. The Program does not obligate us or PAGP to acquire a particular number of common units or PAGP Class A shares. Any common units or Class A shares that are repurchased will be canceled. No PAGP Class A shares were repurchased during the periods presented. The common units repurchased under the Program during the periods presented were cancelled immediately upon acquisition.

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

Item 6.  Selected Financial Data

The historical financial information below was derived from our audited Consolidated Financial Statements as of December 31, 2020, 2019, 2018, 2017 and 2016 and for the years then ended. The selected financial data should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the Consolidated Financial Statements, including the notes thereto, in Item 8. “Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2020	2019	2018	2017	2016

	(in millions, except per unit data)
Statement of operations data:
Total revenues	$23,290	$33,669	$34,055	$26,223	$20,182
Operating income/(loss) (1)	$(2,375)	$1,988	$2,277	$1,153	$994
Net income/(loss) (1)	$(2,580)	$2,180	$2,216	$858	$730
Net income/(loss) attributable to PAA (1)	$(2,590)	$2,171	$2,216	$856	$726

Per unit data:
Basic net income/(loss) per common unit (1)	$(3.83)	$2.70	$2.77	$0.96	$0.43
Diluted net income/(loss) per common unit (1)	$(3.83)	$2.65	$2.71	$0.95	$0.43
Declared distributions per common unit (2)	$0.90	$1.38	$1.20	$1.95	$2.65

Balance sheet data (at end of period):
Property and equipment, net (1) (3)	$14,611	$15,355	$14,787	$14,089	$13,872
Total assets (1) (4)	$24,497	$28,677	$25,511	$25,351	$24,210
Long-term debt	$9,382	$9,187	$9,143	$9,183	$10,124
Long-term operating lease liabilities (4)	$317	$387	$—	$—	$—
Total debt	$10,213	$9,691	$9,209	$9,920	$11,839
Partners’ capital	$9,738	$13,195	$12,002	$10,958	$8,816

Other data:
Net cash provided by operating activities	$1,514	$2,504	$2,608	$2,499	$733
Net cash used in investing activities	$(1,093)	$(1,765)	$(813)	$(1,570)	$(1,273)
Net cash provided by/(used in) financing activities	$(435)	$(720)	$(1,757)	$(943)	$556
Capital expenditures:
Investment capital	$921	$1,340	$1,888	$1,135	$1,405
Maintenance capital	$216	$287	$252	$247	$186
Acquisition capital	$310	$50	$—	$1,323	$289

	Year Ended December 31,
	2020	2019	2018	2017	2016
Volumes (5) (6)
Transportation segment (average daily volumes in thousands of barrels per day):
Tariff activities	6,266	6,805	5,791	5,083	4,523
Trucking	74	88	98	103	114
Transportation segment total volumes	6,340	6,893	5,889	5,186	4,637

Facilities segment:
Liquids storage (average monthly capacity in millions of barrels) (7)	109	110	109	112	107
Natural gas storage (average monthly working capacity in billions of cubic feet)	66	63	66	82	97
NGL fractionation (average volumes in thousands of barrels per day)	129	144	131	126	115
Facilities segment total volumes (average monthly volumes in millions of barrels)	124	125	124	130	127

Supply and Logistics segment (average daily volumes in thousands of barrels per day):
Crude oil lease gathering purchases	1,174	1,162	1,054	945	894
NGL sales	144	207	255	274	259
Supply and Logistics segment total volumes	1,318	1,369	1,309	1,219	1,153

(1)During the year ended December 31, 2020, we recognized impairments of approximately $3.4 billion. See Note 6, Note 7 and Note 8 to our Consolidated Financial Statements for additional information.
(2)Represents cash distributions declared and paid per unit during the year presented. See Note 12 to our Consolidated Financial Statements for further discussion regarding our distributions.
(3)See Note 7 for discussion of our acquisitions and dispositions completed during the three years ended December 31, 2020.
(4)On January 1, 2019, we adopted Accounting Standards Update 2016-02, Leases (Topic 842) using the optional transitional method. Prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Accounting Standards Codification Topic 840.
(5)Average volumes are calculated as the total volumes (attributable to our interest) for the year divided by the number of days or months in the year.
(6)Facilities segment total volumes are calculated as the sum of: (i) liquids storage capacity; (ii) natural gas storage working capacity divided by 6 to account for the 6:1 thousand cubic feet (“mcf”) of natural gas to crude British thermal unit (“Btu”) equivalent ratio and further divided by 1,000 to convert to monthly volumes in millions; and (iii) NGL fractionation volumes multiplied by the number of days in the year and divided by the number of months in the year.
(7)Includes volumes (attributable to our interest) from facilities owned by unconsolidated entities.

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

Our discussion and analysis includes the following:

•Executive Summary
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements
•Results of Operations
•Liquidity and Capital Resources

A comparative discussion of our 2019 to 2018 operating results and performance measures can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on February 27, 2020.

Executive Summary

Company Overview

Our business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical midstream infrastructure systems that connect major producing regions to key demand centers and export terminals. As one of the largest midstream service providers in North America, we own an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins (including the Permian Basin) and transportation corridors and at major market hubs in the United States and Canada. Our assets and the services we provide are primarily focused on crude oil, NGL and natural gas. Our business activities are conducted through three operating segments: Transportation, Facilities and Supply and Logistics. See “—Results of Operations—Analysis of Operating Segments” for further discussion.

Recent Events and Outlook

During the first quarter of 2020, COVID-19 escalated into a global pandemic, which led to widespread shelter-in-place or similar requirements throughout North America and across the world, resulting in significantly reduced energy demand. As a result, North American producers responded aggressively by shutting in significant levels of production early in the second quarter, which mitigated the pace of crude oil inventory builds and the risk of testing storage maximums. Subsequently, United States refinery utilization increased, the previously steep contango market structure tempered, and crude oil prices improved to more constructive levels. Over the course of the second half of the year, the more constructive price environment allowed oil and gas producers to return to production wells that were previously shut-in, resume completion activities and begin to increase drilling activities during the third quarter at a level that is lower than pre-pandemic, but likely at a level that is sufficient to offset natural declines.

While prices have rebounded to levels that are near pre-pandemic levels, drilling activity is at a fraction of pre-pandemic levels as evidenced by the Lower 48 rig count, which is approximately 40% of peak levels reached in 2020 pre-COVID-19. Many oil and gas producers in the United States have publicly stated their intention to reduce capital investment in oil and gas drilling activities in 2021 as they strive to improve their financial metrics and increase returns to shareholders. Accordingly, we expect oil and gas drilling activities to continue to be lower than pre-pandemic levels which in turn will slow the growth in oil production, relative to pre-pandemic expectations of production growth. We expect that the combination of a muted growth in production, with excess pipeline capacity in most of our operating areas will have a negative impact on our business relative to pre-pandemic levels, with the impacts in 2021 being more pronounced than in 2020.

Similar to the actions taken by oil and gas producers, we have implemented a number of initiatives, as described below, to ensure that we are positioned to manage through the current challenging market environment. Longer term, we expect global demand for hydrocarbons will recover, which should drive higher production levels in key onshore shale basins, which should support growing demand for our assets. Also see Items 1. and 2. “Business and Properties—Global Petroleum Market Overview and Fundamental Themes” for additional information.

Our response to the challenging near-term market conditions has been to focus on measures to strengthen our balance sheet, liquidity and long-term financial flexibility. These actions include significantly reducing our capital program, reducing the amount of our common equity distributions, progressing asset sales, and reducing costs, while remaining focused on operating safely and responsibly.

Specifically, since April, we have reduced our 2020/2021 capital program by $950 million, or 41%, and have decreased our common unit distributions and PAGP’s Class A share distributions by 50% versus the distributions paid in February 2020, which reflects a reduction of $525 million on an annualized basis. We have also completed approximately $450 million of asset sales. While each of these actions should contribute to a stronger balance sheet and enhanced liquidity and long-term financial flexibility, we can provide no assurance that we will be able to effect certain future actions (such as additional capital reductions, asset sales and expense reductions) and additional actions may be necessary to achieve our balance sheet, liquidity and financial security objectives. See “Risk Factors—Risks Related to Our Business” in Item 1A.

While some modifications in our operations have been necessary to deal with risks associated with the COVID-19 pandemic, we have not experienced any material constraints in our ability to continue our essential business functions and have not incurred any significant additional operating costs as a result of the pandemic. We remain focused on the health and safety of our workforce, and have modified our operations in ways that we believe are prudent and appropriate in order to protect our employees while continuing to operate our assets in an effective, safe and responsible manner.

In addition, many governments have enacted or are contemplating measures to provide aid and economic stimulus in response to the COVID-19 pandemic. These measures include actions by both the United States federal government and the government of Canada. There has been no material direct impact to our financial position, results of operations or cash flows resulting from these measures. However, our Canadian subsidiary participated in a wage subsidy program during the second, third and fourth quarters of 2020 for subsidies totaling approximately $23 million. The impact of such subsidies is included in the line items “Field operating costs” and “Segment general and administrative expenses” of the applicable segments. See “—Results of Operations—Analysis of Operating Segments” for further discussion.

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

We recognized a net loss of $2.580 billion for the year ended December 31, 2020 compared to net income of $2.180 billion recognized for the year ended December 31, 2019. The net loss for the period was driven by goodwill impairment losses of $2.515 billion and was also impacted by non-cash impairment charges of approximately $914 million related to the write-down of certain pipeline and other long-lived assets, certain of our investments in unconsolidated entities, and assets upon classification as held for sale. In addition, we recognized approximately $233 million of inventory valuation adjustments due to declines in commodity prices primarily during the first quarter of 2020.

Our results for the comparative period were also impacted by:

•Less favorable results from our Supply and Logistics segment due to less favorable crude oil differentials, lower NGL margins and the unfavorable impact of the mark-to-market of certain derivative instruments, resulting in higher losses recognized in 2020 compared to 2019, partially offset by the favorable impact of contango market conditions during 2020;

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

•Higher depreciation and amortization expense in the 2020 period primarily due to additional depreciation expense associated with acquired assets, the completion of various investment capital projects and a reduction in the useful lives of certain assets;

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

•The favorable impact on income tax expense of lower taxable earnings and lower year-over-year income as impacted by fluctuations in the derivative mark-to-market valuations in our Canadian operations.

See further discussion of our operating results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below.

We invested $921 million in midstream infrastructure projects during 2020, which primarily related to projects under development in the Permian Basin. See “—Liquidity and Capital Resources—Investing Activities—Investment Capital Projects” for additional information. Additionally, during the first quarter of 2020, we acquired $310 million of assets, which primarily included a crude oil gathering system located in the Delaware Basin.

We also paid approximately $853 million of cash distributions to our common unitholders and our Series A and B preferred unitholders during 2020.

In June 2020, we completed the issuance of $750 million, 3.80% senior notes due September 2030. We used the net proceeds from this offering of $742 million, after deducting the underwriting discount and offering expenses, to repay the principal amounts of our 5.00% senior notes due February 2021 in November 2020. See “—Liquidity and Capital Resources—Financing Activities—Senior Notes” for additional information.

During the fourth quarter of 2020, we repurchased 6.6 million common units for $53 million, which includes repurchases of 350,000 common units for $3 million that did not settle until January 2021. See “—Liquidity and Capital Resources—Financing Activities—Common Equity Repurchase Program” for additional information.

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

We believe that the assumptions, judgments and estimates involved in the accounting for our (i) estimated fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, (ii) impairment assessments of goodwill and intangible assets, (iii) fair value of derivatives, (iv) accruals and contingent liabilities, (v) property and equipment, depreciation and amortization expense and asset retirement obligations, (vi) impairment assessments of property and equipment and investments in unconsolidated entities and (vii) inventory valuations have the greatest potential impact on our Consolidated Financial Statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Therefore, we consider these to be our critical accounting policies and estimates, which are discussed further as follows. For further information on all of our significant accounting policies, see Note 2 to our Consolidated Financial Statements.

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

Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships, acreage dedications and other contracts, involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets acquired and, to the extent available, third-party assessments.

Impairment Assessments of Goodwill and Intangible Assets. Goodwill and intangible assets with indefinite lives are not amortized but are instead periodically assessed for impairment. Intangible assets with finite lives are amortized over their estimated useful life as determined by management. See Note 8 and Note 10 to our Consolidated Financial Statements for further discussion of goodwill and intangible assets.

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

Accruals and Contingent Liabilities.  We record accruals or liabilities for, among other things, environmental remediation, potential legal claims or settlements and fees for legal services associated with loss contingencies, and bonuses. Accruals are made when our assessment indicates that it is probable that a liability has occurred and the amount of liability can be reasonably estimated. Our estimates are based on all known facts at the time and our assessment of the ultimate outcome. Among the many uncertainties that impact our estimates are the necessary regulatory approvals for, and potential modification of, our environmental remediation plans, the limited amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment, the duration of the natural resource damage assessment and the ultimate amount of damages determined, the determination and calculation of fines and penalties, the possibility of existing legal claims giving rise to additional claims and the nature, extent and cost of legal services that will be required in connection with lawsuits, claims and other matters. Our estimates for contingent liability accruals are increased or decreased as additional information is obtained or resolution is achieved. A hypothetical variance of 5% in our aggregate estimate for the accruals and contingent liabilities discussed above would have an impact on earnings of up to approximately $19 million. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

Property and Equipment, Depreciation and Amortization Expense and Asset Retirement Obligations. We compute depreciation and amortization using the straight-line method based on estimated useful lives. These estimates are based on various factors including condition, manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Uncertainties that impact these estimates include changes in laws and regulations relating to restoration and abandonment requirements, economic conditions and supply and demand in the area. When assets are put into service, we make estimates with respect to useful lives and salvage values that we believe are reasonable. However, subsequent events could cause us to change our estimates, thus impacting the future calculation of depreciation and amortization.

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

Impairment Assessments of Property and Equipment and Investments in Unconsolidated Entities. We periodically evaluate property and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. Any evaluation is highly dependent on the underlying assumptions of related cash flows. We consider the fair value estimate used to calculate impairment of property and equipment a critical accounting estimate. In determining the existence of an impairment of carrying value, we make a number of subjective assumptions as to:

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

Investments in unconsolidated entities accounted for under the equity method of accounting are assessed for impairment when events or circumstances suggest that a decline in value may be other than temporary. Examples of such events or circumstances include continuing operating losses of the entity and/or long-term negative changes in the entity’s core business. When it is determined that an indicated impairment is other than temporary, a charge is recognized for the difference between the investment’s carrying amount and its estimated fair value. We consider the fair value estimate used to calculate the impairment of investments in unconsolidated entities a critical accounting estimate. In determining the existence of an other-than-temporary impairment of carrying value, we make a number of subjective assumptions as to:

•whether there is an event or circumstance that may be indicative of a decline in value of the investment;
•whether the decline in value is other than temporary; and
•the fair value of the investment.

A change in our outlook or use could result in impairments that may be material to our results of operations or financial condition. See “—Executive Summary— Recent Events and Outlook” and Note 6 and Note 9 to our Consolidated Financial Statements for additional information.

Inventory Valuations.  Inventory, including long-term inventory, primarily consists of crude oil and NGL and is valued at the lower of cost or net realizable value, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and use estimates and judgment when making any adjustments necessary to reduce the carrying value to net realizable value. Among the uncertainties that impact our estimates are the applicable quality and location differentials to include in our net realizable value analysis. Additionally, we estimate the upcoming liquidation timing of the inventory. Changes in assumptions made as to the timing of a sale can materially impact net realizable value. During the years ended December 31, 2020, 2019 and 2018, we recorded charges of $233 million, $11 million and $8 million, respectively, related to the valuation adjustment of our crude oil inventory due to declines in prices. See Note 5 to our Consolidated Financial Statements for further discussion regarding inventory.

Recent Accounting Pronouncements

See Note 2 to our Consolidated Financial Statements for information regarding the effect of recent accounting pronouncements on our Consolidated Financial Statements.

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data):

	Year Ended December 31,		Variance
	2020	2019	$	%
Transportation Segment Adjusted EBITDA (1)	$1,616	$1,722	$(106)	(6)%
Facilities Segment Adjusted EBITDA (1)	731	705	26	4%
Supply and Logistics Segment Adjusted EBITDA (1)	210	803	(593)	(74)%
Adjustments:
Depreciation and amortization of unconsolidated entities	(73)	(62)	(11)	(18)%
Selected items impacting comparability - Segment Adjusted EBITDA	(617)	(163)	(454)	**
Depreciation and amortization	(653)	(601)	(52)	(9)%
Gains/(losses) on asset sales and asset impairments, net	(719)	(28)	(691)	**
Goodwill impairment losses	(2,515)	—	(2,515)	N/A
Gain on/(impairment of) investments in unconsolidated entities, net	(182)	271	(453)	(167)%
Interest expense, net	(436)	(425)	(11)	(3)%
Other income, net	39	24	15	63%
Income tax (expense)/benefit	19	(66)	85	129%
Net income/(loss)	(2,580)	2,180	(4,760)	(218)%
Net income attributable to noncontrolling interests	(10)	(9)	(1)	(11)%
Net income/(loss) attributable to PAA	$(2,590)	$2,171	$(4,761)	(219)%

Basic net income/(loss) per common unit	$(3.83)	$2.70	$(6.53)	**
Diluted net income/(loss) per common unit	$(3.83)	$2.65	$(6.48)	**
Basic weighted average common units outstanding	728	727	1	**
Diluted weighted average common units outstanding	728	800	(72)	**

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

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, management uses additional measures known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future and to assess the amount of cash that is available for distributions, debt repayments, common equity repurchases and other general partnership purposes.

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

Our definition and calculation of certain non-GAAP financial measures may not be comparable to similarly-titled measures of other companies. Adjusted EBITDA and Implied DCF are reconciled to Net Income/(Loss), and Free Cash Flow and Free Cash Flow After Distributions are reconciled to Net Cash Provided by Operating Activities, the most directly comparable measures as reported in accordance with GAAP, and should be viewed in addition to, and not in lieu of, our Consolidated Financial Statements and accompanying notes. See “—Liquidity and Capital Resources—Liquidity Measures” for additional information regarding Free Cash Flow and Free Cash Flow After Distributions.

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

Although we present selected items impacting comparability that management considers in evaluating our performance, you should also be aware that the items presented do not represent all items that affect comparability between the periods presented. Variations in our operating results are also caused by changes in volumes, prices, exchange rates, mechanical interruptions, acquisitions, divestitures, investment capital projects and numerous other factors as discussed, as applicable, in “—Analysis of Operating Segments.”

The following table sets forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Implied DCF from Net Income/(Loss) (in millions):

	Year Ended December 31,		Variance
	2020	2019	$	%
Net income/(loss)	$(2,580)	$2,180	$(4,760)	(218)%
Add/(Subtract):
Interest expense, net	436	425	11	3%
Income tax expense/(benefit)	(19)	66	(85)	(129)%
Depreciation and amortization	653	601	52	9%
(Gains)/losses on asset sales and asset impairments, net	719	28	691	**
Goodwill impairment losses	2,515	—	2,515	N/A
(Gain on)/impairment of investments in unconsolidated entities, net	182	(271)	453	167%
Depreciation and amortization of unconsolidated entities (1)	73	62	11	18%
Selected Items Impacting Comparability:
Losses from derivative activities net of inventory valuation adjustments (2)	480	160	320	**
Long-term inventory costing adjustments (3)	44	(20)	64	**
Deficiencies under minimum volume commitments, net (4)	74	(18)	92	**
Equity-indexed compensation expense (5)	19	17	2	**
Net (gain)/loss on foreign currency revaluation (6)	(3)	14	(17)	**
Line 901 incident (7)	—	10	(10)	**
Significant acquisition-related expenses (8)	3	—	3	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA	617	163	454	**
Gains from derivative activities (2)	(20)	(2)	(18)	**
Net gain on foreign currency revaluation (6)	(13)	(15)	2	**
Net gain on early repayment of senior notes (9)	(3)	—	(3)	**
Selected Items Impacting Comparability - Adjusted EBITDA (10)	581	146	435	**
Adjusted EBITDA (10)	$2,560	$3,237	$(677)	(21)%
Interest expense, net of certain non-cash items (11)	(415)	(407)	(8)	(2)%
Maintenance capital (12)	(216)	(287)	71	25%
Current income tax expense	(51)	(112)	61	54%
Distributions from unconsolidated entities in excess of/(less than) adjusted equity earnings (13)	13	(49)	62	**
Distributions to noncontrolling interests (14)	(10)	(6)	(4)	(67)%
Implied DCF	$1,881	$2,376	$(495)	(21)%
Preferred unit cash distributions (15)	(198)	(198)
Implied DCF Available to Common Unitholders	$1,683	$2,178
Common unit cash distributions (14)	(655)	(1,004)
Implied DCF Excess (16)	$1,028	$1,174

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
(4)We, and certain of our equity method investments, have certain agreements that require counterparties to deliver, transport or throughput a minimum volume over an agreed upon period. Substantially all of such agreements were entered into with counterparties to economically support the return on our capital expenditure necessary to construct the related asset. Some of these agreements include make-up rights if the minimum volume is not met. We record a receivable from the counterparty in the period that services are provided or when the transaction occurs, including amounts for deficiency obligations from counterparties associated with minimum volume commitments. If a counterparty has a make-up right associated with a deficiency, we defer the revenue attributable to the counterparty’s make-up right and subsequently recognize the revenue at the earlier of when the deficiency volume is delivered or shipped, when the make-up right expires or when it is determined that the counterparty’s ability to utilize the make-up right is remote. We include the impact of amounts billed to counterparties for their deficiency obligation, net of applicable amounts subsequently recognized into revenue, as a selected item impacting comparability. We believe the inclusion of the contractually committed revenues associated with that period is meaningful to investors as the related asset has been constructed, is standing ready to provide the committed service and the fixed operating costs are included in the current period results.
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
(6)During the periods presented, there were fluctuations in the value of the Canadian dollar (“CAD”) to the U.S. dollar (“USD”), resulting in the realization of foreign exchange gains and losses on the settlement of foreign currency transactions as well as the revaluation of monetary assets and liabilities denominated in a foreign currency. These gains and losses are not integral to our core operating performance and were thus classified as a selected item impacting comparability. See Note 13 to our Consolidated Financial Statements for discussion regarding our currency exchange rate risk hedging activities.
(7)Includes costs recognized during the period related to the Line 901 incident that occurred in May 2015, net of amounts we believe are probable of recovery from insurance. See Note 19 to our Consolidated Financial Statements for additional information regarding the Line 901 incident.
(8)Includes acquisition-related expenses associated with the acquisition of Felix Midstream LLC (“Felix Midstream”) in February 2020. See Note 7 to our Consolidated Financial Statements for additional information.
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
(13)Comprised of cash distributions received from unconsolidated entities less equity earnings in unconsolidated entities (adjusted for our proportionate share of depreciation and amortization and selected items impacting comparability of unconsolidated entities).
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

The following tables set forth our operating results from our Transportation segment:

Operating Results (1) (in millions, except per barrel data)	Year Ended December 31,		Variance
	2020	2019	$	%
Revenues	$2,020	$2,320	$(300)	(13)%
Purchases and related costs	(229)	(244)	15	6%
Field operating costs	(584)	(700)	116	17%
Segment general and administrative expenses (2)	(98)	(104)	6	6%
Equity earnings in unconsolidated entities	350	388	(38)	(10)%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	71	61	10	16%
Losses from derivative activities, net of inventory valuation adjustments	1	—	1	**
Deficiencies under minimum volume commitments, net	71	(18)	89	**
Equity-indexed compensation expense	11	9	2	**
Line 901 incident	—	10	(10)	**
Significant acquisition-related expenses	3	—	3	**
Segment Adjusted EBITDA	$1,616	$1,722	$(106)	(6)%
Maintenance capital	$136	$161	$(25)	(16)%
Segment Adjusted EBITDA per barrel	$0.70	$0.68	$0.02	3%

Average Daily Volumes (in thousands of barrels per day) (4)	Year Ended December 31,		Variance
	2020	2019	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (5)	4,427	4,690	(263)	(6)%
South Texas / Eagle Ford (5)	380	446	(66)	(15)%
Central (5)	379	498	(119)	(24)%
Gulf Coast	134	165	(31)	(19)%
Rocky Mountain (5)	245	293	(48)	(16)%
Western	223	198	25	13%
Canada	294	323	(29)	(9)%
Crude oil pipelines	6,082	6,613	(531)	(8)%
NGL pipelines	184	192	(8)	(4)%
Tariff activities total volumes	6,266	6,805	(539)	(8)%
Trucking volumes	74	88	(14)	(16)%
Transportation segment total volumes	6,340	6,893	(553)	(8)%

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

Revenues, Purchases and Related Costs, Equity Earnings in Unconsolidated Entities and Volumes. The following table presents variances in revenues, purchases and related costs and equity earnings in unconsolidated entities by region:

	Favorable/(Unfavorable) Variance 2020-2019
(in millions)	Revenues	Purchases and Related Costs	Equity Earnings
Crude oil pipelines
Permian Basin region	$(104)	$(17)	$31
South Texas / Eagle Ford region	(12)	—	(26)
Central region	(33)	(2)	(21)
Rocky Mountain region	(5)	—	(24)
Canada region	(26)	—	—
Other regions, NGL pipelines, trucking and pipeline loss allowance revenue	(120)	34	2
Total variance	$(300)	$15	$(38)

•COVID-19 Impact. The destruction of demand for refined products, and therefore crude oil, caused by COVID-19 created a supply and demand imbalance in the crude oil markets for a portion of 2020 in all of our operating regions. This imbalance pushed crude oil prices to historically low levels, including negative values for at least one day in April 2020. In turn, these factors caused U.S. and Canadian producers to respond by quickly curtailing their crude oil production as well as their drilling and completion activities. These actions led to a decline of onshore, lower 48 U.S. oil production by approximately 1.4 million barrels of crude oil per day between February and May of 2020, according to the information provided by the EIA, and adversely impacted transportation volumes on our pipelines.

•Permian Basin region. Revenues, net of purchases and related costs, (“net revenues”) decreased by $121 million for the year ended December 31, 2020 compared to the year ended December 31, 2019. This decrease was primarily due to lower long-haul pipeline movements to Cushing, Oklahoma and Corpus Christi, Texas due to compressed regional basis differentials, as well as lower volumes on our intra-basin pipelines that feed our long-haul pipelines, partially offset by increased volumes on our gathering pipelines, almost half of which was attributable to the Felix Midstream system we acquired in February 2020. Some shippers on the long-haul pipelines to Cushing and Corpus Christi have under-delivered relative to their minimum volume commitments; however, the earnings related to these volume shortfalls will not be recognized until future periods when either the shortfall is made up or when the shipper’s make-up rights expire or it is determined that their ability to utilize the make-up right is remote. Such deficiencies are reflected as an “Adjustment” in the table above as discussed further below under “—Adjustments: Deficiencies under minimum volume commitments, net.”

The increase in equity earnings over the comparative period was primarily from our 65% interest in the Cactus II pipeline, which was placed in service in August 2019, partially offset by lower equity earnings from our 20% interest in the BridgeTex pipeline primarily due to lower volumes.

•South Texas / Eagle Ford region. The decrease in revenues for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to lower volumes, primarily related to lower production.

Equity earnings from our 50% interest in the Eagle Ford pipeline decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019 due to a combination of lower joint tariff volumes from the Permian Basin via our Cactus I pipeline, and to a lesser extent, lower regional receipts. Similar to some shippers in the Permian Basin region, certain shippers on the Eagle Ford pipeline have under-delivered relative to their minimum volume commitments and the earnings related to these volume shortfalls will not be recognized until future periods. Such deficiencies are reflected as an “Adjustment” in the table above as discussed further below under “—Adjustments: Deficiencies under minimum volume commitments, net.”

•Central region. The decrease in net revenues for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to a decrease in crude oil production in the region. This is also a region with a meaningful amount of excess pipeline capacity, which exacerbates the impact to our assets in this region.

The decrease in equity earnings for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to the impact of refinery downtime on certain of the demand pull pipelines out of Cushing, Oklahoma, in which we own a 50% interest.

•Rocky Mountain region. Equity earnings decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to a combination of (i) lower crude oil volumes, partially offset by higher NGL volumes, (ii) lower tariff rates due to the expiration of certain long-term contracts and (iii) the sale of 25% of our interest in Saddlehorn in February 2020.

•Canada region. The decrease in revenues for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to decreased crude oil production in the areas serviced by our pipelines.

•Other regions, NGL pipelines, trucking and pipeline loss allowance revenue. The decrease in other net revenues for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to lower pipeline loss allowance revenue due to a combination of both lower prices and volumes in 2020. To a lesser extent, lower net revenues from our trucking activities due to less favorable market conditions in 2020 contributed to the decrease. Additionally, volumes in our Gulf Coast region were impacted by a decrease in throughput on a lower tariff pipeline, which did not result in a significant impact on revenue.

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

For the year ended December 31, 2020, amounts billed to counterparties exceeded revenue recognized during the period that was previously deferred. For the year ended December 31, 2019, the recognition of previously deferred revenue exceeded amounts billed to counterparties associated with deficiencies under minimum volume commitments.

Field Operating Costs. The decrease in field operating costs for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to (i) a decrease in variable costs due to lower volumes, (ii) a decrease of maintenance activities, primarily due to timing changes, (iii) lower equity-based compensation costs on liability-classified awards (which are not included as an “Adjustment” in the table above) due to a decrease in our common unit price, (iv) reductions in compensation costs, primarily due to the benefit of wage subsidies received by our Canadian subsidiary and (v) additional estimated costs recognized in 2019 associated with the Line 901 incident (which impact field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above). Such favorable impacts were partially offset by higher property taxes attributable to assets placed in service in 2020 and increased property valuations.

Segment General and Administrative Expenses. The decrease in segment general and administrative expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to (i) lower equity-based compensation costs on liability-classified awards (which are not included as an “Adjustment” in the table above), due to a decrease in our common unit price, (ii) decreased travel and entertainment costs and (iii) the benefit of wage subsidies received by our Canadian subsidiary. Such items were partially offset by an overall increase in compensation costs related to severance costs associated with our efforts to streamline our organization.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The decrease in maintenance capital for the year ended December 31, 2020 compared to the year ended December 31, 2019 was due to timing changes, the completion of multi-year reliability improvement programs and application of updated regulatory guidance, among other factors.

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

The following tables set forth our operating results from our Facilities segment:

Operating Results (1) (in millions, except per barrel data)	Year Ended December 31,		Variance
	2020	2019	$	%
Revenues	$1,138	$1,171	$(33)	(3)%
Purchases and related costs	(15)	(15)	—	—%
Field operating costs	(316)	(360)	44	12%
Segment general and administrative expenses (2)	(84)	(83)	(1)	(1)%
Equity earnings in unconsolidated entities	5	—	5	N/A

Adjustments (3):
Depreciation and amortization of unconsolidated entities	2	1	1	**
Gains from derivative activities	(5)	(13)	8	**
Deficiencies under minimum volume commitments, net	2	—	2	**
Equity-indexed compensation expense	4	4	—	**
Segment Adjusted EBITDA	$731	$705	$26	4%
Maintenance capital	$51	$97	$(46)	(47)%
Segment Adjusted EBITDA per barrel	$0.49	$0.47	$0.02	4%

	Year Ended December 31,		Variance
Volumes (4)	2020	2019	Volumes	%
Liquids storage (average monthly capacity in millions of barrels) (5)	109	110	(1)	(1)%
Natural gas storage (average monthly working capacity in billions of cubic feet)	66	63	3	5%
NGL fractionation (average volumes in thousands of barrels per day)	129	144	(15)	(10)%
Facilities segment total volumes (average monthly volumes in millions of barrels) (6)	124	125	(1)	(1)%

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
(6)Facilities segment total volumes are calculated as the sum of: (i) liquids storage capacity; (ii) natural gas storage working capacity divided by 6 to account for the 6:1 mcf of natural gas to crude Btu equivalent ratio and further divided by 1,000 to convert to monthly volumes in millions; and (iii) NGL fractionation volumes multiplied by the number of days in the year and divided by the number of months in the year.

The following is a discussion of items impacting Facilities segment operating results.

Revenues, Purchases and Related Costs and Volumes. Variances in revenues, purchases and related costs, and average monthly volumes were primarily driven by the following:

•Rail Terminals. Revenues from our rail terminals decreased by $33 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to decreased activity at certain of our rail terminals resulting from less favorable market conditions, as well as lower volumes due to voluntary shut-ins and curtailments of crude oil production by producers.

•NGL Operations. Revenues from our NGL operations decreased by $21 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the sale of certain NGL terminals in the fourth quarter of 2019 and the second quarter of 2020, net unfavorable foreign exchange impacts of approximately $4 million and lower revenues from our NGL processing facilities. Such unfavorable impacts were partially offset by the favorable impact of the receipt of a deficiency payment in 2020 of approximately $20 million upon the expiration of a multi-year contract.

•Natural Gas and Condensate Processing. Net revenues from our U.S. natural gas and condensate processing operations decreased by $11 million for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to the unfavorable impact of a $5 million payment to resolve a contractual dispute as well as a decrease in condensate processing volumes and rates.

•Crude Oil Storage. Revenues from our crude oil storage operations increased by $33 million for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to the addition of an aggregate of approximately 3 million barrels of storage capacity at our Cushing, Oklahoma, St. James, Louisiana and Midland, Texas terminals and increased activity at certain of our Mid-Continent terminals. Additionally, the unfavorable impact on revenues from the sale of our Los Angeles Basin terminals in October 2020 was largely offset by increased spot activity at certain of these terminals during the first three quarters of 2020.

The increase in equity earnings over the comparative period was from our 50% interest in Eagle Ford Terminals, which owns a crude oil storage facility in Corpus Christi, Texas that was placed in service in September of 2019.

Field Operating Costs. The decrease in field operating costs for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to (i) lower maintenance activities due to timing changes, (ii) reduced activity at our rail terminals and the divestiture of certain NGL terminals, (iii) reductions in compensation costs including the benefit of wage subsidies received by our Canadian subsidiary and (iv) lower property taxes. Such favorable impacts were partially offset by lower mark-to-market gains in the current period on fuel hedges (which impacts field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Maintenance Capital. The decrease in maintenance capital spending for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to timing changes, the impact of asset sales, the completion of multi-year reliability improvement programs and application of updated regulatory guidance, among other factors.

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

The following tables set forth our operating results from our Supply and Logistics segment:

Operating Results (1) (in millions, except per barrel data)	Year Ended December 31,		Variance
	2020	2019	$	%
Revenues	$22,059	$32,276	$(10,217)	(32)%
Purchases and related costs	(22,099)	(31,276)	9,177	29%
Field operating costs	(191)	(258)	67	26%
Segment general and administrative expenses (2)	(89)	(110)	21	19%

Adjustments (3):
Losses from derivative activities net of inventory valuation adjustments	484	173	311	**
Long-term inventory costing adjustments	44	(20)	64	**
Deficiencies under minimum volume commitments, net	1	—	1	**
Equity-indexed compensation expense	4	4	—	**
Net (gain)/loss on foreign currency revaluation	(3)	14	(17)	**
Segment Adjusted EBITDA	$210	$803	$(593)	(74)%
Maintenance capital	$29	$29	$—	—%
Segment Adjusted EBITDA per barrel	$0.43	$1.61	$(1.18)	(73)%

Average Daily Volumes (4) (in thousands of barrels per day)	Year Ended December 31,		Variance
	2020	2019	Volume	%
Crude oil lease gathering purchases	1,174	1,162	12	1%
NGL sales	144	207	(63)	(30)%
Supply and Logistics segment total volumes	1,318	1,369	(51)	(4)%

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
(4)Average daily volumes are calculated as the total volumes for the period divided by the number of days in the period.

The following table presents the range of the NYMEX West Texas Intermediate (“WTI”) benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
During the Year Ended December 31,	Low	High
2020	$(38)	$63
2019	$46	$66

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

Segment Adjusted EBITDA and Volumes. The following summarizes the significant items impacting our Supply and Logistics Segment Adjusted EBITDA:

•Crude Oil Operations. Net revenues from our crude oil operations decreased for year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to a combination of (i) less favorable crude oil differentials, particularly the differential between the value of crude oil in the Permian Basin compared to the Gulf Coast market and (ii) the impact of lower volumes in higher margin areas, partially offset by volume increases in lower margin areas. Such unfavorable impacts were partially offset by the favorable impact of contango market conditions during the last three quarters of 2020.

•NGL Operations. Net revenues from our NGL operations decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to (i) warmer weather during the fourth quarter of 2020, (ii) weaker fractionation spreads between the price of natural gas and the extracted NGL, (iii) lower border flows through our straddle plants and (iv) the absence of the favorable impact from certain non-recurring items recorded in the second quarter of 2019.

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

•Field Operating Costs. The decrease in field operating costs for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven by a decrease in long-haul third-party trucking costs and a decrease in company personnel and truck costs as more of our supply was connected to pipelines and taken off trucks.

•Segment General and Administrative Expenses. The decrease in segment general and administrative expenses for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily driven by (i) lower compensation costs including the benefit of wage subsidies received by our Canadian subsidiary, (ii) decreased travel and entertainment costs, (iii) a decrease in equity-based compensation costs on liability-classified awards (which are not included as an “Adjustment” in the table above) due to a decrease in our common unit price and (iv) general cost reductions associated with exiting low margin, high administrative cost businesses.

Other Income and Expenses

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2020 compared to the year ended December 31, 2019 largely driven by additional depreciation expense associated with acquired assets, the completion of various investment capital projects and a reduction in the useful lives of certain assets.

Gains/Losses on Asset Sales and Asset Impairments, Net

The net loss on asset sales and asset impairments for the year ended December 31, 2020 included (i) non-cash impairment losses on held and used assets of approximately $541 million related to the write-down of (a) certain pipeline and other long-lived assets due to the current macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, and (b) idled or underutilized assets for which is it has been determined that it is unlikely that opportunities will exist in the future to recover our investment in these assets and (ii) net losses of approximately $178 million related to the sale of assets, including non-cash impairments recognized upon classification to assets held for sale.

The net loss on asset sales and asset impairments for the year ended December 31, 2019 was largely driven by a loss on the sale of a storage terminal in North Dakota. See Note 6 and Note 7 to our Consolidated Financial Statements for additional information regarding these asset impairments.

Goodwill Impairment Losses

During the first quarter of 2020, we recognized a goodwill impairment charge of $2.5 billion, representing the entire balance of goodwill. See Note 8 to our Consolidated Financial Statements for additional information.

Gain on/(Impairment of) Investments in Unconsolidated Entities, Net

During the year ended December 31, 2020, we recognized losses of $202 million related to the write-down of certain of our investments in unconsolidated entities. Additionally, we recognized a gain of $21 million related to our sale of a 10% interest in Saddlehorn Pipeline Company, LLC.

During the year ended December 31, 2019, we recognized a non-cash gain of $269 million related to a fair value adjustment resulting from the accounting for the contribution of our undivided joint interest in the Capline pipeline system for an equity interest in Capline Pipeline Company LLC. See Note 9 to our Consolidated Financial Statements for additional information regarding our unconsolidated entities.

Interest Expense

Interest expense is primarily impacted by:

•our weighted average debt balances;
•the level and maturity of fixed rate debt and interest rates associated therewith;
•market interest rates and our interest rate hedging activities; and
•interest capitalized on capital projects.

The following table summarizes the components impacting the interest expense variance (in millions, except percentages):

		Average LIBOR	Weighted Average Interest Rate (1)
Interest expense for the year ended December 31, 2019	$425	2.2%	4.4%
Impact of lower capitalized interest	10
Impact of borrowings under credit facilities and commercial paper program	3
Impact of issuance and retirement of senior notes	(4)
Other	2
Interest expense for the year ended December 31, 2020	$436	0.5%	4.1%

(1)Excludes commitment and other fees.

Interest expense increased for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to (i) a higher weighted average debt balance during 2020 driven by higher commercial paper and credit facility borrowings and (ii) lower capitalized interest in the 2020 period resulting from fewer capital projects under construction, partially offset by (iii) the impact from lower weighted average rates.

See Note 11 to our Consolidated Financial Statements for additional information regarding our debt activities during the periods presented.

Other Income, Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Year Ended December 31,
	2020	2019
Gain related to mark-to-market adjustment of our Preferred Distribution Rate Reset Option (1)	$20	$2
Net gain on foreign currency revaluation (2)	13	15
Other	6	7
	$39	$24

(1)See Note 13 to our Consolidated Financial Statements for additional information.
(2)The activity during 2020 was primarily related to the impact from the change in the USD to CAD exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax (Expense)/Benefit

The decrease in current income tax expense for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to lower taxable earnings from our Canadian operations. The increase in the deferred income tax benefit for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to lower year-over-year income as impacted by fluctuations in the derivative mark-to-market valuations in our Canadian operations, partially offset by the recognition of a deferred tax benefit of approximately $60 million during the second quarter of 2019 as a result of the reduction of the provincial tax rate in Alberta, Canada.

Liquidity and Capital Resources

General

Our primary sources of liquidity are (i) cash flow from operating activities (ii) borrowings under our credit facilities or commercial paper program and (iii) funds received from sales of equity and debt securities. In addition, we may supplement these sources of liquidity with proceeds from our divestiture program. Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products, other expenses and interest payments on outstanding debt, (ii) investment and maintenance capital activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on our long-term debt and (v) distributions to our unitholders. In addition, we may use cash for repurchases of common equity. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under our commercial paper program or credit facilities. In addition, we generally expect to fund our long-term needs, such as those resulting from investment capital activities or acquisitions and refinancing our long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional equity or debt securities and the sale of assets.

As of December 31, 2020, although we had a working capital deficit of $588 million, we had approximately $2.2 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of December 31, 2020
Availability under senior unsecured revolving credit facility (1) (2)	$1,507
Availability under senior secured hedged inventory facility (1) (2)	1,197
Amounts outstanding under commercial paper program	(547)
Subtotal	2,157
Cash and cash equivalents	22
Total	$2,179

(1)Represents availability prior to giving effect to borrowings outstanding under our commercial paper program, which reduce available capacity under the facilities.
(2)Available capacity under our senior unsecured revolving credit facility and senior secured hedged inventory facility was reduced by outstanding letters of credit of $93 million and $36 million, respectively.

Usage of our credit facilities, which provide the financial backstop for our commercial paper program, is subject to ongoing compliance with covenants, as discussed further below. Our borrowing capacity and borrowing costs are also impacted by our credit rating. See Item 1A. “Risk Factors—Risks Related to Our Business—Loss of our investment grade credit rating or the ability to receive open credit could negatively affect our borrowing costs, ability to purchase crude oil, NGL and natural gas supplies or to capitalize on market opportunities.”

Current macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply has caused liquidity issues impacting many energy companies; however, we believe that we have, and will continue to have, the ability to access our commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under our credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures; however, extended disruptions in the financial markets and/or energy price volatility that adversely affect our business may have a materially adverse effect on our financial condition, results of operations or cash flows. See Item 1A. “Risk Factors” for further discussion regarding risks that may impact our liquidity and capital resources.

Credit Agreements, Commercial Paper Program and Indentures

We have three primary credit arrangements, which we use to meet our short-term cash needs. These include our $1.6 billion senior unsecured revolving credit facility maturing in 2024, $1.4 billion senior secured hedged inventory facility maturing in 2022 (excluding aggregate commitments of $45 million, which mature in 2021) and $3.0 billion unsecured commercial paper program that is backstopped by our revolving credit facility and our hedged inventory facility. Additionally, we have two $100 million term loans. The credit agreements for our revolving credit facilities (which impact our ability to access our commercial paper program because they provide the financial backstop that supports our short-term credit ratings) and our term loans and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions in our credit agreements, our ability to make distributions of available cash is not restricted. We were in compliance with the covenants contained in our credit agreements and indentures as of December 31, 2020.

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

Net cash provided by operating activities for the years ended December 31, 2020, 2019 and 2018 was approximately $1.5 billion, $2.5 billion and $2.6 billion, respectively, and primarily resulted from earnings from our operations. Additionally, as discussed further below, changes during these periods in our inventory levels and associated margin balances required as part of our hedging activities impacted our cash flow from operating activities.

During 2020, we increased the volume of both our crude oil inventory to be stored during the contango market and our NGL inventory in anticipation of the 2020-2021 heating season as well as the margin balances required as part of our hedging activities, all of which was funded by short-term debt. The cash outflows associated with these activities were partially offset by lower prices for inventory purchased and stored at the end of the current period compared to the end of 2019. Cash provided by operating activities was favorably impacted by cash received for transactions for which the revenue has been deferred pending the completion of future performance obligations. See Note 3 to our Consolidated Financial Statements for additional information.

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

Investing Activities

In addition to our operating needs discussed above, we also use cash for our investment capital projects, maintenance capital activities and acquisition activities. Historically, we have financed these expenditures primarily with cash generated by operating activities discussed in “—Cash Flow from Operating Activities” above and the financing activities discussed in “—Financing Activities” below. In recent years, we have also used proceeds from our divestiture program, as discussed further below. We have made and will continue to make capital expenditures for investment capital projects, maintenance activities and acquisitions. However, in the near term, we do not plan to issue common equity to fund such activities.

Capital Expenditures

The following table summarizes our expenditures for acquisition capital, investment capital and maintenance capital (in millions):

	Year Ended December 31,
	2020	2019	2018
Investment capital (1) (2) (3)	$921	$1,340	$1,888
Maintenance capital (1)	216	287	252
Acquisition capital (4)	310	50	—
	$1,447	$1,677	$2,140

(1)Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as “Investment capital.” Capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as “Maintenance capital.”
(2)“Investment capital” was previously termed “expansion capital.” We consider the term “investment capital” to be more descriptive.
(3)Includes contributions to unconsolidated entities, accounted for under the equity method of accounting, related to investment capital projects by such entities.
(4)Acquisition capital for 2020 primarily includes a crude oil gathering system located in the Delaware Basin.

Investment Capital Projects

Our investment capital programs consist of investments in midstream infrastructure projects that build upon our core assets and operations. For the years presented, substantially all of the investment capital was invested in our fee-based Transportation and Facilities segments. The majority of this investment capital consists of highly-contracted projects that complement our broader system capabilities and support the long-term needs of the upstream and downstream sectors of the industry value chain. The following table summarizes our investment in capital projects (in millions):

	Year Ended December 31,
Projects	2020	2019	2018
Permian Basin Takeaway Pipeline Projects (1) (2)	$292	$440	$880
Complementary Permian Basin Projects (1)	200	503	671
Long-Haul Pipeline Projects (Non-Permian) (1)	195	98	20
Selected Facilities/Downstream Projects (3)	115	93	62
Other Projects	119	206	255
Total	$921	$1,340	$1,888

(1)These projects will continue into 2021. See “—2021 Investment Capital Projects below.”
(2)Represents pipeline projects with takeaway capacity out of the Permian Basin, including (i) our 16% interest in Wink to Webster Pipeline and (ii) our 65% interest in the Cactus II Pipeline.
(3)Includes projects at our St. James and Cushing terminals.

2021 Investment Capital Projects. In April 2020, in response to the current dynamic and uncertain market conditions, we announced our plan to significantly reduce and continue to challenge our capital program. The majority of our 2021 investment capital program will be invested in our fee-based Transportation and Facilities segments. We expect that our investments will have minimal contributions to our 2021 results, but will provide growth for 2022 and beyond. Our 2021 capital program includes the following projects as of February 2021 with the estimated cost for the entire year (in millions):

Projects	2021
Permian Basin Takeaway Pipeline Projects	$140
Long-Haul Pipeline Projects (Non-Permian)	115
Complementary Permian Basin Projects	85
Selected Facilities/Downstream Projects	50
Other Projects	35
Total Projected 2021 Investment Capital	$425

Divestitures

We continue to evaluate potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners. The following table summarizes the proceeds received for sales of such assets, which were previously reported in our Transportation and Facilities segments:

	Year Ended December 31,
	2020	2019	2018
Proceeds from divestitures (1)	$451	$205	$1,334

(1)Includes proceeds from (i) a multi-year supply agreement related to the sale of certain NGL terminals in April 2020 and (ii) our formation of Red River Pipeline Company LLC in May 2019. See Note 7 and Note 12 to our Consolidated Financial Statements for additional information.

Proceeds from asset sales were used to fund our investment capital projects and reduce debt levels. See Note 7 to our Consolidated Financial Statements for additional detail regarding our divestiture transactions.

Ongoing Activities Related to Strategic Transactions

We are continuously engaged in the evaluation of potential transactions that support our current business strategy. While in the past such transactions have included acquisitions and large capital projects, consistent with our current strategic focus on capital discipline, leverage reduction, portfolio optimization and free cash flow generation, we are currently primarily focused on evaluating whether we should (i) sell assets that we regard as non-core or that we believe might be a better fit with the business and/or assets of a third-party buyer or (ii) sell partial interests in assets to strategic joint venture partners, in each case to optimize our asset portfolio and strengthen our balance sheet and leverage metrics. With respect to a potential divestiture, we may also conduct an auction process or may negotiate a transaction with one or a limited number of potential buyers. Such transactions could involve assets that, if sold or put into a joint venture or joint ownership arrangement, could have a material effect on our financial condition and results of operations.

We typically do not announce a transaction until after we have executed a definitive agreement. However, in certain cases in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future efforts with respect to any such transactions will be successful, and we can provide no assurance that our financial expectations with respect to such transactions will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to Our Business—Divestitures, joint ventures, joint ownership arrangements and acquisitions involve risks that may adversely affect our business.”

Financing Activities

Our financing activities primarily relate to funding investment capital projects, acquisitions and refinancing of our debt maturities, as well as short-term working capital (including borrowings for NYMEX and ICE margin deposits) and hedged inventory borrowings related to our NGL business and contango market activities.

Borrowings and Repayments Under Credit Arrangements

During the year ended December 31, 2020, we had net borrowings under our credit facilities and commercial paper program of $296 million. The net borrowings resulted primarily from borrowings during the period related to funding needs for inventory purchases and general partnership purposes.

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

In August 2018, we entered into an agreement for two $100 million term loans from the remarketing of our two $100 million bonds. The purchasers of the two term loans have the right to put, at par, the term loans in July 2023. The bonds mature by their terms in May 2032 and August 2035, respectively. See Note 11 to our Consolidated Financial Statements for additional information.

Senior Notes

Issuances of Senior Notes. During 2020 and 2019, we issued senior unsecured notes as summarized in the table below (in millions):

Year	Description	Maturity	Face Value	Gross Proceeds(1)	Net Proceeds(2)
2020	3.80% Senior Notes issued at 99.794% of face value	September 2030	$750	$748	$742	(3)

2019	3.55% Senior Notes issued at 99.801% of face value	December 2029	$1,000	$998	$989	(4)

(1)Face value of notes less the applicable premium or discount (before deducting for initial purchaser discounts, commissions and offering expenses).
(2)Face value of notes less the applicable premium or discount, initial purchaser discounts, commissions and offering expenses.
(3)We used the net proceeds from the offering to repay the principal amounts of our 5.00% senior notes due February 2021.
(4)We used the net proceeds from the offering to partially repay the principal amounts of our 2.60% senior notes due December 2019 and 5.75% senior notes due January 2020 and for general partnership purposes.

Repayments of Senior Notes. During 2020 and 2019, we repaid the following senior unsecured notes in full (in millions):

Year	Description	Repayment Date
2020	$600 million 5.00% Senior Notes due February 2021	November 2020	(1)

2019	$500 million 2.60% Senior Notes due December 2019	November 2019	(2)
2019	$500 million 5.75% Senior Notes due January 2020	December 2019	(2)

(1)We repaid these senior notes with proceeds from our 3.80% senior notes issued in June 2020 and cash on hand.
(2)We repaid these senior notes with proceeds from our 3.55% senior notes issued in September 2019 and cash on hand.
Additionally, during the year ended December 31, 2020, we repurchased $17 million of our outstanding senior notes on the open market and recognized a gain of $3 million on these transactions.

Registration Statements

We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to an aggregate of $1.1 billion of debt or equity securities (“Traditional Shelf”). We did not conduct any offerings under our Traditional Shelf during the years ended December 31, 2020, 2019 or 2018. At December 31, 2020, we had approximately $1.1 billion of unsold securities available under the Traditional Shelf. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. The offering of our $750 million, 3.80% senior notes in June 2020 was conducted under our WKSI Shelf.

Common Equity Repurchase Program

In November 2020, the board of directors of PAGP GP approved a $500 million common equity repurchase program (the “Program”) to be utilized as an additional method of returning capital to investors. The Program authorizes the repurchase from time to time of up to $500 million of our common units and/or PAGP Class A shares via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. Ultimately, the amount, timing and pace of potential repurchase activity will be determined by a number of factors, including market conditions, our financial performance and flexibility, actual and expected Free Cash Flow after distributions, the absolute and relative equity prices of our common units and PAGP Class A shares, and the extent to which we are positioned to achieve and maintain our targeted leverage ratio. No time limit has been set for completion of the Program, and the Program may be suspended or discontinued at any time. The Program does not obligate us or PAGP to acquire a particular number of common units or PAGP Class A shares. Any common units or PAGP Class A shares that are repurchased will be canceled.

We repurchased 6.2 million common units under the Program through open market purchases that settled during the year ended December 31, 2020. The total purchase price of these repurchases was $50 million, including commissions and fees. The remaining available capacity under the Program as of December 31, 2020 was $450 million. Additionally, we repurchased 350,000 common units under the Program for $3 million through open market purchases at the end of December 2020 that settled in January 2021.

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

In response to the challenging near-term market conditions, we took steps to further strengthen our balance sheet, liquidity and long-term financial flexibility. In this regard, beginning with the May 2020 distribution, we reduced our distribution per common unit by 50% versus the distribution per common unit paid in February 2020, which reflects a reduction of $525 million on an annualized basis. See “—Executive Summary—Recent Events and Outlook” for further discussion.

Distributions to our Series A preferred unitholders. Holders of our Series A preferred units are entitled to receive quarterly distributions, subject to customary anti-dilution adjustments, of $0.525 per unit ($2.10 per unit annualized). Subject to certain limitations, following January 28, 2021, the holders of our Series A preferred units may make a one-time election to reset the distribution rate. See Note 12 to our Consolidated Financial Statements for additional information.

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

Distributions to our common unitholders. On February 12, 2021, we paid a quarterly distribution of $0.18 per common unit ($0.72 per common unit on an annualized basis). The total distribution of $130 million was paid to common unitholders of record as of January 29, 2021, with respect to the quarter ended December 31, 2020. See Note 12 to our Consolidated Financial Statements for details of distributions paid during the three years ended December 31, 2020.

Liquidity Measures

Management uses the non-GAAP financial measures Free Cash Flow and Free Cash Flow After Distributions to assess the amount of cash that is available for distributions, debt repayments, common equity repurchases and other general partnership purposes. Free Cash Flow is defined as Net Cash Provided by Operating Activities, less Net Cash Used in Investing Activities, which primarily includes acquisition, investment and maintenance capital expenditures, investments in unconsolidated entities and the impact from the purchase and sale of linefill and base gas, net of proceeds from the sales of assets and further impacted by distributions to, contributions from and proceeds from the sale of noncontrolling interests. Free Cash Flow is further reduced by cash distributions paid to our preferred and common unitholders to arrive at Free Cash Flow After Distributions.

The following table sets forth the reconciliation of the non-GAAP financial liquidity measures Free Cash Flow and Free Cash Flow After Distributions from Net Cash Provided by Operating Activities (in millions):

	Year Ended December 31,
	2020	2019	2018
Net cash provided by operating activities	$1,514	$2,504	$2,608
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Net cash used in investing activities	(1,093)	(1,765)	(813)
Cash contributions from noncontrolling interests	12	—	—
Cash distributions paid to noncontrolling interests (1)	(10)	(6)	—
Sale of noncontrolling interest in a subsidiary	—	128	—
Free cash flow	$423	$861	$1,795
Cash distributions (2)	(853)	(1,202)	(1,032)
Free cash flow after distributions	$(430)	$(341)	$763

(1)Cash distributions paid during the period presented.
(2)Cash distributions paid to our preferred and common unitholders during the period presented.

Contingencies

For a discussion of contingencies that may impact us, see Note 19 to our Consolidated Financial Statements.

Commitments

Contractual Obligations.  In the ordinary course of doing business, we purchase crude oil and NGL from third parties under contracts, the majority of which range in term from thirty-day evergreen to five years, with a limited number of contracts with remaining terms extending up to 14 years. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. The table below includes purchase obligations related to these activities. Where applicable, the amounts presented represent the net obligations associated with our counterparties (including giving effect to netting buy/sell contracts and those subject to a net settlement arrangement). We do not expect to use a significant amount of internal capital to meet these obligations, as the obligations will be funded by corresponding sales to entities that we deem creditworthy or who have provided credit support we consider adequate.

The following table includes our best estimate of the amount and timing of these payments as well as other amounts due under the specified contractual obligations as of December 31, 2020 (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt and related interest payments (1)	$406	$1,183	$1,662	$1,083	$1,300	$8,337	$13,971
Leases (2)	108	100	77	63	49	304	701
Other obligations (3)	542	368	325	281	254	934	2,704
Subtotal	1,056	1,651	2,064	1,427	1,603	9,575	17,376
Crude oil, NGL and other purchases (4)	11,565	10,353	9,643	9,035	7,507	26,845	74,948
Total	$12,621	$12,004	$11,707	$10,462	$9,110	$36,420	$92,324

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
(2)Includes both operating and finance leases as defined by FASB guidance. Leases are primarily for (i) railcars, (ii) land, (iii) office space, (iv) storage tanks, (v) tractor trailers and (vi) vehicles. See Note 14 to our Consolidated Financial Statements for additional information.
(3)Includes (i) other long-term liabilities, (ii) storage, processing and transportation agreements (including certain agreements for which the amount and timing of expected payments is subject to the completion of underlying construction projects), (iii) certain rights-of-way easements and (iv) noncancelable commitments related to our investment capital projects, including projected contributions for our share of the capital spending of our equity method investments. The storage, processing and transportation agreements include approximately $2.0 billion associated with agreements to store crude oil at facilities and transport crude oil on pipelines owned by equity method investees at posted tariff rates or prices that we believe approximate market. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.
(4)Amounts are primarily based on estimated volumes and market prices based on average activity during December 2020. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit.  In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At December 31, 2020 and 2019, we had outstanding letters of credit of approximately $129 million and $157 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Investments in Unconsolidated Entities

We have invested in entities that are not consolidated in our financial statements. Certain of these entities are borrowers under credit facilities. We are neither a co-borrower nor a guarantor under any facilities of such entities. We may elect at any time to make additional capital contributions to any of these entities. The following table sets forth selected information regarding these entities as of December 31, 2020 (unaudited, dollars in millions):

Entity	Type of Operation	Our Ownership Interest	Total Entity Assets	Total Cash and Restricted Cash	Total Entity Debt
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%	$856	$35	$—
Cactus II Pipeline LLC	Crude Oil Pipeline (1)	65%	$1,167	$44	$—
Capline Pipeline Company LLC	Crude Oil Pipeline	54%	$1,217	$16	$—
Diamond Pipeline LLC	Crude Oil Pipeline (1)	50%	$951	$8	$—
Eagle Ford Pipeline LLC	Crude Oil Pipeline (1)	50%	$808	$33	$—
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (1)	50%	$220	$4	$—
Red Oak Pipeline LLC	Crude Oil Pipeline	50%	$205	$—	$—
Saddlehorn Pipeline Company, LLC	Crude Oil Pipeline	30%	$662	$40	$—
STACK Pipeline LLC	Crude Oil Pipeline (1)	50%	$146	$1	$—
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	$518	$24	$—
Wink to Webster Pipeline LLC	Crude Oil Pipeline	16%	$2,068	$68	$—
Other investments			$531	$49	$3

(1)We serve as operator of the asset.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are exposed to various market risks, including (i) commodity price risk, (ii) interest rate risk and (iii) currency exchange rate risk. We use various derivative instruments to manage such risks and, in certain circumstances, to realize incremental margin during volatile market conditions. Our risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our exchange-cleared and over-the-counter positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity. The board of directors of PAGP GP, acting through the Audit Committee, retains a general oversight role with respect to the management of these risks while management is directly responsible for our risk management activities. The Audit Committee has authorized the formation of a Risk Management Committee composed of senior members of management that oversees and works with our risk management function to ensure that we are in compliance with our risk policies and procedures and that we maintain related controls around commercial activities and certain aspects of corporate risk management. Our Risk Management Committee also approves all new risk management strategies through a formal process. The following discussion addresses each category of risk.

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

The fair value of our commodity derivatives and the change in fair value as of December 31, 2020 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(158)	$(86)	$88
Natural gas	1	$9	$(9)
NGL and other	(144)	$(47)	$47
Total fair value	$(301)

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at December 31, 2020, approximately $914 million, was subject to interest rate re-sets that generally range from one day to approximately one month. The average interest rate on variable rate debt that was outstanding during the year ended December 31, 2020 was 1.4%, based upon rates in effect during the year. The fair value of our interest rate derivatives was an asset of $46 million as of December 31, 2020. A 10% increase in the forward LIBOR curve as of December 31, 2020 would have resulted in an increase of $15 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of December 31, 2020 would have resulted in a decrease of $15 million to the fair value of our interest rate derivatives. See Note 13 to our Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was an asset of $2 million as of December 31, 2020. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in a decrease of $3 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in an increase of $3 million to the fair value of our foreign currency derivatives. See Note 13 to our Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value in our Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including our common unit price, ten-year United States treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of our Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $14 million as of December 31, 2020. A 10% increase or decrease in the fair value would have an impact of $1 million. See Note 13 to our Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of December 31, 2020, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2020. See “Management’s Report on Internal Control Over Financial Reporting” on page F-2 of our Consolidated Financial Statements.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s report. See “Report of Independent Registered Public Accounting Firm” on page F-3 of our Consolidated Financial Statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1 and 32.2.

Item 9B.  Other Information

There was no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2020 that has not previously been reported.

PART III

Item 10.  Directors and Executive Officers of Our General Partner and Corporate Governance
The information required by this item will be set forth in the Proxy Statement for our 2021 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference thereto.
Directors and Executive Officers
As of the date of filing this report, the following individuals were serving as our executive officers and/or directors:

Name	Principal Occupation or Employment
Willie Chiang (1)(2)	Chairman of the Board and Chief Executive Officer
Harry N. Pefanis (1)(2)	President and Chief Commercial Officer
Chris R. Chandler (1)	Executive Vice President and Chief Operating Officer
Al Swanson (1)	Executive Vice President and Chief Financial Officer
Jeremy L. Goebel (1)	Executive Vice President - Commercial
Richard K. McGee (1)	Executive Vice President, General Counsel and Secretary
Chris Herbold (1)	Senior Vice President and Chief Accounting Officer
Greg L. Armstrong (2)	Senior Advisor to the Chief Executive Officer (former Chairman and Chief Executive Officer)
Victor Burk (2)	Managing Director, Alvarez and Marsal
Kevin McCarthy (2)	Vice Chairman, Kayne Anderson Capital Advisors, L.P.
Gary R. Petersen (2)	Managing Partner, EnCap Investments L.P.
Alexandra D. Pruner (2)	Senior Advisor, Perella Weinberg Partners
John T. Raymond (2)	Managing Partner and Chief Executive Officer, The Energy & Minerals Group
Bobby S. Shackouls (2)	Former Chairman and CEO, Burlington Resources Inc.
Christopher M. Temple (2)	President, DelTex Capital LLC
Lawrence M. Ziemba (2)	Former Executive Vice President, Refining, Phillips 66

(1)     Executive officer (for purposes of Item 401(b) of Regulation S-K)
(2)     Director

A complete list of our officers, including the executive officers listed above, is available on our website at www.plainsallamerican.com under About Us—Leadership.

Item 11. Executive Compensation
The information required by this item will be set forth in the Proxy Statement for our 2021 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The information required by this item will be set forth in the Proxy Statement for our 2021 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement for our 2021 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference thereto.

Item 14.  Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement for our 2021 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2020, and is incorporated herein by reference thereto.

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

2.2*	—
Securities Purchase Agreement dated as of January 19, 2017 by and between COG Operating LLC, as seller, and Plains Pipeline, L.P., as purchaser (the schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

2.3*	—
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
Amendment No. 5 dated December 1, 2019 to the Third Amended and Restated Agreement of Limited Partnership of Plains Marketing, L.P. (incorporated by reference to Exhibit 3.7 to our Annual Report on Form 10-K for the year ended December 31, 2019.)

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
Amendment No. 1 dated April 6, 2020 to the Second Amended and Restated Agreement of Limited Partnership of Plains GP Holdings, L.P. (incorporated by reference to Exhibit 3.1 to PAGP’s Current Report on Form 8-K filed April 9, 2020).

3.20	—	Certificate of Formation of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.3 to PAGP’s Registration Statement on Form S-1 (333-190227) filed July 29, 2013).

3.21	—
Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC dated as of February 16, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed February 21, 2017).

3.22	—
Amendment No. 1 dated October 1, 2018 to the Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed August 20, 2018).

3.23	—
Amendment No. 2 dated December 10, 2018 to the Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed December 11, 2018).

3.24	—
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

4.5	—
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

4.7	—
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

4.9	—
Twenty-Fifth Supplemental Indenture (4.70% Senior Notes due 2044) dated April 23, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 29, 2014).

4.10	—
Twenty-Sixth Supplemental Indenture (3.60% Senior Notes due 2024) dated September 9, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2014).

4.11	—
Twenty-Eighth Supplemental Indenture (4.90% Senior Notes due 2045) dated December 9, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed December 11, 2014).

4.12	—
Twenty-Ninth Supplemental Indenture (4.65% Senior Notes due 2025) dated August 24, 2015, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 26, 2015).

4.13	—
Thirtieth Supplemental Indenture (4.50% Senior Notes due 2026) dated November 22, 2016, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 29, 2016).

4.14	—
Thirty-First Supplemental Indenture (3.55% Senior Notes due 2029) dated September 16, 2019, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 17, 2019).

4.15	—
Thirty-Second Supplemental Indenture (3.80% Senior Notes due 2030) dated June 11, 2020, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed June 11, 2020).

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

10.11	—
Omnibus Agreement by and among PAA GP Holdings LLC, Plains GP Holdings, L.P., Plains All American GP LLC, Plains AAP, L.P., PAA GP LLC, and Plains All American Pipeline, L.P., dated November 15, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 21, 2016).

10.12	—
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

10.14**	—
First Amendment to Amended and Restated Employment Agreement dated December 4, 2008 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.15**	—
Waiver Agreement dated as of December 23, 2010 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2010).

10.16**	—
Waiver Agreement dated October 21, 2013 to the Amended and Restated Employment Agreement dated June 30, 2001 of Greg L. Armstrong (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 25, 2013).

10.17**	—
Second Amended and Restated Employment Agreement dated effective October 1, 2018 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.18**	—
Third Amended and Restated Employment Agreement dated effective January 1, 2020 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2019.

10.19**	—
Amended and Restated Employment Agreement between Plains All American GP LLC and Harry N. Pefanis dated as of June 30, 2001 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.20**	—
First Amendment to Amended and Restated Employment Agreement dated December 4, 2008 between Plains All American GP LLC and Harry N. Pefanis (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.21**	—
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

10.24**	—
Employment Agreement between Plains All American GP LLC and Willie Chiang dated July 10, 2015 (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the year ended December 31, 2015).

10.25**	—
Amended and Restated Employment Agreement dated effective October 1, 2018 between Plains All American GP LLC and Willie Chiang (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.26**	—
First Amendment to Plains AAP, L.P. Class B Restricted Units Agreement dated August 25, 2016 (Willie Chiang) (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.27**	—
Second Amendment dated March 22, 2018 to Plains AAP, L.P. Class B Restricted Units Agreement (Willie Chiang) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.28**	—	LTIP Grant Letter dated August 16, 2018 (Willie Chiang) incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.29**	—	Plains All American 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed on October 3, 2013).

10.30**	—	Plains All American PNG Successor Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 (333-193139) filed December 31, 2013).

10.31**	—	PAA Natural Gas Storage, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to PNG’s Current Report on Form 8-K filed May 11, 2010).

10.32**	—	Plains GP Holdings, L.P. Long Term Incentive Plan, (incorporated by reference to Exhibit 10.3 to PAGP’s Current Report on Form 8-K filed October 25, 2013).

10.33**	—	Form of Plains AAP, L.P. Class B Restricted Units Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 4, 2008).

10.34**	—
Form of Amendment to the Plains AAP, L.P. Class B Restricted Units Agreement, dated October 18, 2013 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 25, 2013).

10.35**	—
Form of Amendment to Plains AAP, L.P. Class B Restricted Units Agreement dated August 25, 2016 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 8, 2016).

10.36**	—
Form of First Amendment dated March 22, 2018 to Amended and Restated Plains AAP, L.P. Class B Restricted Units Agreement dated August 25, 2016 (Officers) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.37**	—	Form of PAA LTIP Grant Letter for Officers (August 2016) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.38**	—
Form of Amendment dated March 22, 2018 to PAA LTIP Grant Letter dated August 25, 2016 (Officers) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.39**	—	Form of PAA LTIP Grant Letter for Officers (March 2018) (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.40**	—
Form of Director LTIP Grant Letter (February 2017) - Director Grant - Designated Directors and Audit Committee Members (PAA Plan) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.41**	—
Form of Director LTIP Grant Letter (February 2017) - Audit Committee Supplement (PAA Plan) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.42**	—
Form of Director LTIP Grant Letter (February 2017) - Independent Director Grant (PAA Plan) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.43**	—
Form of Director LTIP Grant Letter (February 2017) - Director Grant - Designated Directors and Audit Committee Members (PAGP Plan) (incorporated by reference to Exhibit 10.1 to PAGP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.44**	—
Form of Director LTIP Grant Letter (February 2017) - Audit Committee Supplement (PAGP Plan) (incorporated by reference to Exhibit 10.2 to PAGP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.45**	—
Form of Director LTIP Grant Letter (February 2017) - Independent Director Grant (PAGP Plan) (incorporated by reference to Exhibit 10.3 to PAGP’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.46**	—	Form of Director LTIP Grant Letter (August 2018) (incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2018).

10.47**	—	Director LTIP Grant Letter (December 2018) (incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2018).

10.48**	—	Form of LTIP Grant Letter dated August 15, 2019 (Officers) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.49**	—	Form of LTIP Grant Letter dated August 15, 2019 (Directors) (incorporated by reference to exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.50**	—	Director LTIP Grant Letter (January 2020) (incorporated by reference to Exhibit 10.72 to our Annual Report on Form 10-K for the year ended December 31, 2019).

10.51**	—	Form of LTIP Grant Letter dated August 13, 2020 (Officers) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.52**	—	Form of LTIP Grant Letter dated August 13, 2020 (Directors) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.53** †	—	Form of Special Retention LTIP Grant Letter dated November 20, 2019.

10.54** †	—	Form of LTIP Grant Letter dated December 21, 2017 (Goebel).

10.55** †	—	Form of LTIP Grant Letter dated May 1, 2018 (Chandler).

10.56** †	—	Form of LTIP Grant Letter dated May 1, 2018 (Chandler).

21.1 †	—	List of Subsidiaries of Plains All American Pipeline, L.P.

23.1 †	—	Consent of PricewaterhouseCoopers LLP.

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101. INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 26, 2021

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

February 26, 2021

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

February 26, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Willie Chiang	Chairman of the Board of PAA GP Holdings LLC and Chief Executive Officer of Plains All American GP LLC (Principal Executive Officer)	February 26, 2021
Willie Chiang

/s/ Harry N. Pefanis	Director of PAA GP Holdings LLC and President and Chief Commercial Officer of Plains All American GP LLC	February 26, 2021
Harry N. Pefanis

/s/ Al Swanson	Executive Vice President and Chief Financial Officer of Plains All American GP LLC (Principal Financial Officer)	February 26, 2021
Al Swanson

/s/ Chris Herbold	Senior Vice President and Chief Accounting Officer of Plains All American GP LLC (Principal Accounting Officer)	February 26, 2021
Chris Herbold

/s/ Greg L. Armstrong	Director of PAA GP Holdings LLC	February 26, 2021
Greg L. Armstrong

/s/ Victor Burk	Director of PAA GP Holdings LLC	February 26, 2021
Victor Burk

/s/ Kevin McCarthy	Director of PAA GP Holdings LLC	February 26, 2021
Kevin McCarthy

/s/ Gary R. Petersen	Director of PAA GP Holdings LLC	February 26, 2021
Gary R. Petersen

/s/ Alexandra D. Pruner	Director of PAA GP Holdings LLC	February 26, 2021
Alexandra D. Pruner

/s/ John T. Raymond	Director of PAA GP Holdings LLC	February 26, 2021
John T. Raymond

/s/ Bobby S. Shackouls	Director of PAA GP Holdings LLC	February 26, 2021
Bobby S. Shackouls

/s/ Christopher M. Temple	Director of PAA GP Holdings LLC	February 26, 2021
Christopher M. Temple

/s/ Lawrence M. Ziemba	Director of PAA GP Holdings LLC	February 26, 2021
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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Partnership’s internal control over financial reporting. Based on that evaluation, management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2020.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on Page F-3.

/s/ Willie Chiang
Willie Chiang
Chief Executive Officer of Plains All American GP LLC
(Principal Executive Officer)

/s/ Al Swanson
Al Swanson
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

February 26, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors of PAA GP Holdings LLC and Unitholders of Plains All American Pipeline, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plains All American Pipeline, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive income/(loss), of changes in accumulated other comprehensive income/(loss), of changes in partners' capital and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Goodwill Impairment Assessment

As described in Note 8 to the consolidated financial statements, goodwill is tested for impairment at a level of reporting referred to as a reporting unit. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by segment management. Management tests goodwill to determine whether an impairment has occurred at least annually (as of June 30) and on an interim basis if it is more likely than not that a reporting unit’s fair value is less than its carrying value. During the first quarter of 2020, the Partnership’s market capitalization declined significantly driven by macroeconomic and geopolitical conditions that occurred in 2020, including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, that resulted in expected decreases in future cash flows for certain assets, which was a triggering event that required management to perform a quantitative impairment test as of March 31, 2020. As a result of this quantitative impairment test as of March 31, 2020, the Partnership recorded an impairment loss of $2,515 million and the consolidated goodwill balance was $0 as of December 31, 2020. In the quantitative test, management compares the fair value of the reporting unit with the respective book values, including goodwill, by using an income approach based on a discounted cash flow model. This approach requires management to make long-term forecasts of future revenues, expenses and other expenditures. Those forecasts require the use of various assumptions and estimates, the most significant of which are net revenues (total revenues less purchases and related costs), operating expenses, general and administrative expenses and the weighted average cost of capital.

The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Partnership’s reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions relating to the weighted average cost of capital; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of reporting units. These procedures also included among others (i) testing management’s process for developing the fair value estimates; (ii) evaluating the appropriateness of the discounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of the weighted average cost of capital assumptions used by management. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow models and evaluating the reasonableness of the weighted average cost of capital assumption.

Impairment Assessment of Certain Pipeline Assets in the Transportation Segment

As described in Note 6 to the consolidated financial statements, the Partnership’s consolidated net property, plant and equipment balance was $14,611 million as of December 31, 2020. Management periodically evaluates property and equipment and other long-lived assets for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. The carrying value of a long-lived asset is not recoverable if it exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset. If the carrying value exceeds the sum of the undiscounted cash flows, an impairment loss equal to the amount by which the carrying value exceeds the fair value of the asset is recognized. The subjective assumptions used to determine the existence of an impairment in carrying value include whether there is an indication of impairment, the grouping of assets, the intention of “holding”, “abandoning” or “selling” an asset, the forecast of undiscounted expected future cash flow over the asset’s estimated useful life and, if an impairment exists, the fair value of the asset or asset group. During the year ended December 31, 2020, the macroeconomic and geopolitical conditions, including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, resulted in expected decreases in future cash flows for certain assets, which was a triggering event that required management to assess the recoverability of the Partnership’s carrying value of such long-lived assets. As a result, management recognized approximately $541 million of non-cash impairment losses of which approximately $415 million was associated with certain pipeline assets in the Transportation segment located in the Central region. The evaluation is highly dependent on management’s key assumptions relating to the cash flows, including (i) future commodity volumes, (ii) tariff rates, (iii) future commodity prices, and (iv) estimated fixed and variable costs.

The principal considerations for our determination that performing procedures relating to the impairment assessment of certain pipeline assets included in the Transportation segment is a critical audit matter are (i) the significant judgment by management when developing the fair value measurement of these assets due to the forecasted cash flows; (ii) a high degree of auditor judgment, subjectivity and effort in performing procedures and evaluating management’s significant assumption related to future commodity volumes; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the impairment assessment of pipeline assets, including controls over management’s process to estimate fair value associated with certain pipeline assets included in the Transportation segment located in the Central region. These procedures also included, among others (i) testing management’s process for developing the fair value of certain pipeline assets in the Transportation segment located in the Central region; (ii) evaluating the appropriateness of the discounted cash flow models; (iii) testing the completeness and accuracy of underlying data used in the models; and (iv) evaluating the reasonableness of significant assumptions used by management related to future commodity volumes. Evaluating management’s assumptions related to future commodity volumes involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the asset groups; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the discounted cash flow models.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 26, 2021

We have served as the Partnership’s auditor since 1998.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	December 31, 2020	December 31, 2019
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$22	$45
Restricted cash	38	37
Trade accounts receivable and other receivables, net	2,553	3,614
Inventory	647	604
Other current assets	405	312
Total current assets	3,665	4,612

PROPERTY AND EQUIPMENT	18,585	18,948
Accumulated depreciation	(3,974)	(3,593)
Property and equipment, net	14,611	15,355

OTHER ASSETS
Investments in unconsolidated entities	3,764	3,683
Goodwill	—	2,540
Linefill and base gas	982	981
Long-term operating lease right-of-use assets, net	378	466
Long-term inventory	130	182
Other long-term assets, net	967	858
Total assets	$24,497	$28,677

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$2,437	$3,686
Short-term debt	831	504
Other current liabilities	985	827
Total current liabilities	4,253	5,017

LONG-TERM LIABILITIES
Senior notes, net	9,071	8,939
Other long-term debt, net	311	248
Long-term operating lease liabilities	317	387
Other long-term liabilities and deferred credits	807	891
Total long-term liabilities	10,506	10,465

COMMITMENTS AND CONTINGENCIES (NOTE 19)

PARTNERS’ CAPITAL
Series A preferred unitholders (71,090,468 and 71,090,468 units outstanding, respectively)	1,505	1,505
Series B preferred unitholders (800,000 and 800,000 units outstanding, respectively)	787	787
Common unitholders (722,380,416 and 728,028,576 units outstanding, respectively)	7,301	10,770
Total partners’ capital excluding noncontrolling interests	9,593	13,062
Noncontrolling interests	145	133
Total partners’ capital	9,738	13,195
Total liabilities and partners’ capital	$24,497	$28,677

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Year Ended December 31,
	2020	2019	2018
REVENUES
Supply and Logistics segment revenues	$22,058	$32,272	$32,819
Transportation segment revenues	610	788	648
Facilities segment revenues	622	609	588
Total revenues	23,290	33,669	34,055

COSTS AND EXPENSES
Purchases and related costs	20,431	29,452	29,793
Field operating costs	1,076	1,303	1,263
General and administrative expenses	271	297	316
Depreciation and amortization	653	601	520
(Gains)/losses on asset sales and asset impairments, net (Note 6, Note 7)	719	28	(114)
Goodwill impairment losses (Note 8)	2,515	—	—
Total costs and expenses	25,665	31,681	31,778

OPERATING INCOME/(LOSS)	(2,375)	1,988	2,277

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	355	388	375
Gain on/(impairment of) investments in unconsolidated entities, net (Note 9)	(182)	271	200
Interest expense (net of capitalized interest of $24, $34 and $30, respectively)	(436)	(425)	(431)
Other income/(expense), net	39	24	(7)

INCOME/(LOSS) BEFORE TAX	(2,599)	2,246	2,414
Current income tax expense	(51)	(112)	(66)
Deferred income tax (expense)/benefit	70	46	(132)

NET INCOME/(LOSS)	(2,580)	2,180	2,216
Net income attributable to noncontrolling interests	(10)	(9)	—
NET INCOME/(LOSS) ATTRIBUTABLE TO PAA	$(2,590)	$2,171	$2,216

NET INCOME/(LOSS) PER COMMON UNIT (NOTE 4):
Net income/(loss) allocated to common unitholders — Basic	$(2,790)	$1,967	$2,009
Basic weighted average common units outstanding	728	727	726
Basic net income/(loss) per common unit	$(3.83)	$2.70	$2.77

Net income/(loss) allocated to common unitholders — Diluted	$(2,790)	$2,119	$2,164
Diluted weighted average common units outstanding	728	800	799
Diluted net income/(loss) per common unit	$(3.83)	$2.65	$2.71

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Year Ended December 31,
	2020	2019	2018
Net income/(loss)	$(2,580)	$2,180	$2,216
Other comprehensive income/(loss)	15	97	(260)
Comprehensive income/(loss)	(2,565)	2,277	1,956
Comprehensive income attributable to noncontrolling interests	(10)	(9)	—
Comprehensive income/(loss) attributable to PAA	$(2,575)	$2,268	$1,956

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN ACCUMULATED
OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
Balance at December 31, 2017	$(223)	$(548)	$1	$(770)

Reclassification adjustments	8	—	—	8
Unrealized gain on hedges	38	—	—	38
Currency translation adjustments	—	(305)	—	(305)
Other	—	—	(1)	(1)
2018 Activity	46	(305)	(1)	(260)
Balance at December 31, 2018	$(177)	$(853)	$—	$(1,030)

Reclassification adjustments	9	—	—	9
Unrealized loss on hedges	(91)	—	—	(91)
Currency translation adjustments	—	179	—	179
2019 Activity	(82)	179	—	97
Balance at December 31, 2019	$(259)	$(674)	$—	$(933)

Reclassification adjustments	11	—	—	11
Unrealized loss on hedges	(10)	—	—	(10)
Currency translation adjustments	—	17	—	17
Other	—	—	(3)	(3)
2020 Activity	1	17	(3)	15
Balance at December 31, 2020	$(258)	$(657)	$(3)	$(918)

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$(2,580)	$2,180	$2,216
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	653	601	520
(Gains)/losses on asset sales and asset impairments, net (Note 6, Note 7)	719	28	(114)
Goodwill impairment losses (Note 8)	2,515	—	—
Equity-indexed compensation expense	15	34	79
Inventory valuation adjustments (Note 5)	233	11	8
Deferred income tax expense/(benefit)	(70)	(46)	132
Settlement of terminated interest rate hedging instruments	(100)	(55)	14
Equity earnings in unconsolidated entities	(355)	(388)	(375)
Distributions on earnings from unconsolidated entities	472	401	422
(Gain on)/impairment of investments in unconsolidated entities, net (Note 9)	182	(271)	(200)
Other	(12)	21	39
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable and other	1,432	(1,158)	309
Inventory	(304)	(5)	(75)
Trade accounts payable and other	(1,286)	1,151	(367)
Net cash provided by operating activities	1,514	2,504	2,608
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired (Note 7)	(310)	(50)	—
Investments in unconsolidated entities (Note 9)	(461)	(524)	(468)
Additions to property, equipment and other	(738)	(1,181)	(1,634)
Proceeds from sales of assets (Note 7)	429	77	1,334
Cash paid for purchases of linefill and base gas	(14)	(74)	(45)
Other investing activities	1	(13)	—
Net cash used in investing activities	(1,093)	(1,765)	(813)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under commercial paper program (Note 11)	456	93	(123)
Net borrowings/(repayments) under senior secured hedged inventory facility (Note 11)	(160)	325	(778)
Proceeds from GO Zone term loans (Note 11)	—	—	200
Proceeds from the issuance of senior notes (Note 11)	748	998	—
Repayments of senior notes (Note 11)	(617)	(1,000)	—
Repurchase of common units (Note 12)	(50)	—	—
Distributions paid to Series A preferred unitholders (Note 12)	(149)	(149)	(112)
Distributions paid to Series B preferred unitholders (Note 12)	(49)	(49)	(49)
Distributions paid to common unitholders (Note 12)	(655)	(1,004)	(871)
Sale of noncontrolling interest in a subsidiary (Note 12)	—	128	—
Other financing activities	41	(62)	(24)
Net cash used in financing activities	(435)	(720)	(1,757)
Effect of translation adjustment	(8)	(3)	(9)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(22)	16	29
Cash and cash equivalents and restricted cash, beginning of period	82	66	37
Cash and cash equivalents and restricted cash, end of period	$60	$82	$66

Cash paid for:
Interest, net of amounts capitalized	$428	$397	$400
Income taxes, net of amounts refunded	$111	$136	$21

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
Balance at December 31, 2017	$1,505	$788	$8,665	$10,958	$—	$10,958

Impact of adoption of ASU 2017-05	—	—	113	113	—	113
Balance at January 1, 2018	1,505	788	8,778	11,071	—	11,071
Net income	149	49	2,018	2,216	—	2,216
Distributions (Note 12)	(149)	(49)	(871)	(1,069)	—	(1,069)
Other comprehensive loss	—	—	(260)	(260)	—	(260)
Equity-indexed compensation expense	—	—	56	56	—	56
Other	—	(1)	(11)	(12)	—	(12)
Balance at December 31, 2018	$1,505	$787	$9,710	$12,002	$—	$12,002

Net income	149	49	1,973	2,171	9	2,180
Distributions (Note 12)	(149)	(49)	(1,004)	(1,202)	(6)	(1,208)
Other comprehensive income	—	—	97	97	—	97
Equity-indexed compensation expense	—	—	17	17	—	17
Sale of noncontrolling interest in a subsidiary (Note 12)	—	—	(2)	(2)	130	128
Other	—	—	(21)	(21)	—	(21)
Balance at December 31, 2019	$1,505	$787	$10,770	$13,062	$133	$13,195

Net income/(loss)	149	49	(2,788)	(2,590)	10	(2,580)
Distributions (Note 12)	(149)	(49)	(655)	(853)	(10)	(863)
Other comprehensive income	—	—	15	15	—	15
Equity-indexed compensation expense	—	—	19	19	—	19
Repurchase of common units (Note 12)	—	—	(50)	(50)	—	(50)
Contributions from noncontrolling interests (Note 12)	—	—	—	—	12	12
Other	—	—	(10)	(10)	—	(10)
Balance at December 31, 2020	$1,505	$787	$7,301	$9,593	$145	$9,738

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

Our business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical midstream infrastructure systems that connect major producing regions to key demand centers and export terminals. As one of the largest midstream service providers in North America, we own an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and natural gas liquids (“NGL”) producing basins (including the Permian Basin) and transportation corridors and at major market hubs in the United States and Canada. Our assets and the services we provide are primarily focused on crude oil, NGL and natural gas. Our business activities are conducted through three operating segments: Transportation, Facilities and Supply and Logistics. See Note 21 for further discussion of our operating segments.

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of December 31, 2020, AAP also owned a limited partner interest in us through its ownership of approximately 245.8 million of our common units (approximately 31% of our total outstanding common units and Series A preferred units combined). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at December 31, 2020, owned an approximate 79% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Definitions

Additional defined terms are used in the following notes and shall have the meanings indicated below:

AOCI	=	Accumulated other comprehensive income/(loss)
ASC	=	Accounting Standards Codification
ASU	=	Accounting Standards Update
Bcf	=	Billion cubic feet
CAD	=	Canadian dollar
CODM	=	Chief Operating Decision Maker
DERs	=	Distribution equivalent rights
EBITDA	=	Earnings before interest, taxes, depreciation and amortization
EPA	=	United States Environmental Protection Agency
FASB	=	Financial Accounting Standards Board
GAAP	=	Generally accepted accounting principles in the United States
ICE	=	Intercontinental Exchange
ISDA	=	International Swaps and Derivatives Association
LIBOR	=	London Interbank Offered Rate
LTIP	=	Long-term incentive plan
Mcf	=	Thousand cubic feet
MMbls	=	Million barrels
MLP	=	Master limited partnership
NGL	=	Natural gas liquids, including ethane, propane and butane
NYMEX	=	New York Mercantile Exchange
Oxy	=	Occidental Petroleum Corporation or its subsidiaries
SEC	=	United States Securities and Exchange Commission
TWh	=	Terawatt hour
U.S.	=	United States
USD	=	United States dollar
WTI	=	West Texas Intermediate

Basis of Consolidation and Presentation

The accompanying financial statements and related notes present and discuss our consolidated financial position as of December 31, 2020 and 2019, and the consolidated results of our operations, cash flows, changes in partners’ capital, comprehensive income and changes in accumulated other comprehensive income/(loss) for the years ended December 31, 2020, 2019 and 2018. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

COVID-19

During 2020, the novel coronavirus (“COVID-19”) pandemic resulted in a swift and material decline in global crude oil demand, which contributed to an oversupply of crude oil that was exacerbated by increases in production from certain suppliers in the global oil markets. These macroeconomic and industry specific challenges resulted in a number of impairment charges recognized during 2020. See Note 6, Note 8 and Note 9 for further discussion of these impairments.

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

Note 2—Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. We make significant estimates with respect to (i) estimated fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, (ii) impairment assessments of goodwill and intangible assets, (iii) fair value of derivatives, (iv) accruals and contingent liabilities, (v) property and equipment, depreciation and amortization expense and asset retirement obligations, (vi) impairment assessments of property and equipment and investments in unconsolidated entities and (vii) inventory valuations. Although we believe these estimates are reasonable, actual results could differ from these estimates.

Purchases and Related Costs

Purchases and related costs include (i) the weighted average cost of crude oil, NGL and natural gas sold to customers, (ii) fees incurred for storage and transportation, whether by pipeline, truck or rail and (iii) performance-related bonus costs. These costs are recognized when incurred except in the case of products sold, which are recognized at the time title transfers to our customers. Inventory exchanges under buy/sell transactions are presented net in “Purchases and related costs” in our Consolidated Statements of Operations.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Certain of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities’ respective functional currencies. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are generally included in the Consolidated Statements of Operations. However, gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments. For the years ended December 31, 2020, 2019 and 2018, the revaluation of foreign currency transactions and monetary assets and liabilities resulted in the recognitions of net gains of $16 million, $1 million and $1 million, respectively, in our Consolidated Statements of Operations.

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

In accordance with our policy, unless they may be covered by funds on deposit, outstanding checks are classified as trade accounts payable rather than negative cash. As of December 31, 2020 and 2019, trade accounts payable included $27 million and $38 million, respectively, of outstanding checks that were reclassified from cash and cash equivalents.

Restricted cash includes cash held by us that is unavailable for general use and is comprised of amounts advanced to us by certain equity method investees related to the construction of fixed assets where we serve as construction manager. The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on our Consolidated Balance Sheets that sum to the total of the amount shown on our Consolidated Statements of Cash Flows (in millions):

	December 31,
	2020	2019
Cash and cash equivalents	$22	$45
Restricted cash	38	37
Total cash and cash equivalents and restricted cash	$60	$82

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A small portion of our contractual or regulatory obligations is related to assets that are inactive or that we plan to take out of service and, although the ultimate timing and costs to settle these obligations are not known with certainty, we have recorded a reasonable estimate of these obligations. The following table presents the change in the liability for asset retirement obligations, substantially all of which is reflected in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets as of December 31, 2020, 2019 and 2018 (in millions):

	December 31,
	2020	2019	2018
Beginning balance	$137	$109	$103
Liabilities incurred	12	3	3
Liabilities settled	(1)	(3)	(3)
Accretion expense	5	5	4
Revisions in estimated cash flows	(18)	23	2
Ending balance	$135	$137	$109

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

Other Significant Accounting Policies

See the respective footnotes for our accounting policies regarding (i) revenues and accounts receivable, (ii) net income/(loss) per common unit, (iii) inventory, linefill and base gas and long-term inventory, (iv) property and equipment, (v) acquisitions, (vi) goodwill, (vii) investments in unconsolidated entities, (viii) other long-term assets, net, (ix) income allocation for partners’ capital presentation purposes, (x) derivatives and risk management activities, (xi) leases, (xii) income taxes, (xiii) equity-indexed compensation and (xiv) legal and environmental matters.

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

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. This guidance is effective prospectively upon issuance through December 31, 2022 and may be applied from the beginning of an interim period that includes the issuance date of this ASU. We will apply applicable expedients and exceptions to contract modifications through December 31, 2022.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes based on changes suggested by stakeholders as part of the FASB’s simplification initiative. This guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We will adopt this guidance effective January 1, 2021, and do not anticipate that the adoption will have a material impact on our financial position, results of operations or cash flows.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments, which clarifies certain aspects of accounting for credit losses, hedging activities and financial instruments. We adopted this guidance effective January 1, 2020, and our adoption did not have a material impact on our financial position, results of operations or cash flows.

In October 2018, the FASB issued ASU 2018-17, Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities, in response to stakeholder observations that improvements could be made by requiring reporting entities to consider indirect interests held through related parties under common control on a proportional basis rather than as the equivalent of a direct interest in its entirety as currently required in GAAP. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We adopted this guidance effective January 1, 2020, and our adoption did not have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force), to address the accounting for implementation costs of a hosting arrangement that is a service contract and to align the accounting for implementation costs for hosting arrangements, regardless of whether they convey a license to the hosted software. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We adopted this guidance effective January 1, 2020, and our adoption did not have a material impact on our financial position, results of operations or cash flows.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, modifying the disclosure requirements on fair value measurements in Topic 820. This guidance is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted. We adopted this guidance effective January 1, 2020, and our adoption did not have a material impact on our financial position, results of operations or cash flows.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (followed by a series of related accounting standard updates), which amends guidance on the impairment of financial instruments and adds an impairment model (known as the current expected credit loss (or CECL) model) that is based on expected losses rather than incurred losses. This guidance became effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted by one year. We adopted this guidance effective January 1, 2020, and our adoption did not have a material impact on our financial position, results of operations or cash flows.

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

Supply and Logistics Segment Revenues from Contracts with Customers. The following table presents our Supply and Logistics segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Year Ended December 31,
	2020	2019	2018
Supply and Logistics segment revenues from contracts with customers
Crude oil transactions	$21,202	$30,082	$29,592
NGL and other transactions	1,149	1,884	3,108
Total Supply and Logistics segment revenues from contracts with customers	$22,351	$31,966	$32,700

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

In addition, we have certain crude oil sales agreements that are entered into in conjunction with storage arrangements and future inventory exchanges. The revenues under these agreements are deferred until all performance obligations associated with the related agreements are completed. The inventory that has been sold under these crude oil sales agreements is reflected in “Other current assets” on our Consolidated Balance Sheet until all of our performance obligations are complete. At that time, the inventory that has been sold is removed from our Consolidated Balance Sheet and recorded as “Purchases and related costs” in our Consolidated Statement of Operations. See “Contract Balances” below for further discussion of contract liabilities associated with these agreements. The following table presents amounts in Other current assets and deferred revenue associated with these agreements (in millions):

	December 31,
	2020	2019
Other current assets	$229	$142
Deferred revenue (1)	$361	$155

(1)Included in “Other current liabilities” on our Consolidated Balance Sheet.

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

Transportation Segment Revenues from Contracts with Customers. The following table presents our Transportation segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Year Ended December 31,
	2020	2019	2018
Transportation segment revenues from contracts with customers
Tariff activities:
Crude oil pipelines	$1,805	$2,039	$1,724
NGL pipelines	101	99	103
Total tariff activities	1,906	2,138	1,827
Trucking	99	145	149
Total Transportation segment revenues from contracts with customers	$2,005	$2,283	$1,976

Our Transportation segment operations generally consist of fee-based activities associated with transporting crude oil and NGL on pipelines and trucks. Revenues from pipeline tariffs and fees are associated with the transportation of crude oil and NGL at a published tariff. We primarily recognize pipeline tariff and fee revenues over time as services are rendered, based on the volumes transported. As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor. We recognize the allowance volumes collected as part of the transaction price and record this non-cash consideration at fair value, measured as of the contract inception date.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Facilities Segment Revenues from Contracts with Customers. The following table presents our Facilities segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Year Ended December 31,
	2020	2019	2018
Facilities segment revenues from contracts with customers
Crude oil, NGL and other terminalling and storage	$704	$697	$688
NGL and natural gas processing and fractionation	350	349	364
Rail load / unload	45	76	84
Total Facilities segment revenues from contracts with customers	$1,099	$1,122	$1,136

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

Reconciliation to Total Revenues of Reportable Segments. The following disclosures only include information regarding revenues associated with consolidated entities, and revenues from entities accounted for by the equity method are not included in the disclosures. The following tables present the reconciliation of our revenues from contracts with customers (as described above for each segment) to segment revenues and total revenues as disclosed in our Consolidated Statements of Operations (in millions):

Year Ended December 31, 2020	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$2,005	$1,099	$22,351	$25,455
Other items in revenues	15	39	(292)	(238)
Total revenues of reportable segments	$2,020	$1,138	$22,059	$25,217
Intersegment revenues				(1,927)
Total revenues				$23,290

Year Ended December 31, 2019	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$2,283	$1,122	$31,966	$35,371
Other items in revenues	37	49	310	396
Total revenues of reportable segments	$2,320	$1,171	$32,276	$35,767
Intersegment revenues				(2,098)
Total revenues				$33,669

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2018	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$1,976	$1,136	$32,700	$35,812
Other items in revenues	14	25	122	161
Total revenues of reportable segments	$1,990	$1,161	$32,822	$35,973
Intersegment revenues				(1,918)
Total revenues				$34,055

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

The following table presents counterparty deficiencies associated with contracts with customers and buy/sell arrangements that include minimum volume commitments for which we had remaining performance obligations and the customers still had the ability to meet their obligations (in millions):

		December 31,
Counterparty deficiencies	Financial Statement Classification	2020	2019
Billed and collected	Liability	$73	$22
Unbilled (1)	N/A	4	20
Total		$77	$42

(1)Amounts were related to deficiencies for which the counterparties had not met their contractual minimum commitments and are not reflected in our Consolidated Financial Statements as we had not yet billed or collected such amounts.

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2018	$338
Amounts recognized as revenue	(227)
Additions (1)	244
Other	(1)
Balance at December 31, 2019	$354
Amounts recognized as revenue (1)	(246)
Additions (2)	393
Balance at December 31, 2020	$501

(1)Includes approximately $155 million associated with crude oil sales agreements that are entered into in conjunction with storage arrangements and future inventory exchanges. Such amount was recognized as revenue in the first quarter of 2020.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(2)Includes approximately $361 million, as discussed above, associated with crude oil sales agreements that are entered into in conjunction with storage arrangements and future inventory exchanges. Such amount is expected to be recognized as revenue in the first quarter of 2021.

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied performance obligations under contracts that exist as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of December 31, 2020 (in millions):

	2021	2022	2023	2024	2025	2026 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$174	$166	$170	$142	$125	$455
Storage, terminalling and throughput agreement revenues	340	273	206	173	114	328
Total	$514	$439	$376	$315	$239	$783

(1)Calculated as volumes committed under contracts multiplied by the current applicable tariff rate.

The presentation above does not include (i) expected revenues from legacy shippers not underpinned by minimum volume commitments, including pipelines where there are no or limited alternative pipeline transportation options, (ii) intersegment revenues and (iii) the amount of consideration associated with certain income generating contracts, which include a fixed minimum level of service, that are either not within the scope of ASC 606 or do not meet the requirements for presentation as remaining performance obligations. The following are examples of contracts that are not included in the table above because they are not within the scope of ASC 606 or do not meet the requirements for presentation:

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

We have elected practical expedients to exclude the presentation of remaining performance obligations for variable consideration which relates to wholly unsatisfied performance obligations. Certain contracts do not meet the requirements for presentation of remaining performance obligations due to variability in amount of performance obligation remaining, variability in the timing of recognition or variability in consideration. Acreage dedications do require us to perform future services but do not contain a minimum level of services and are therefore excluded from this presentation. Long-term supply and logistics arrangements contain variable timing, volumes and/or consideration and are excluded from this presentation. The duration of these contracts varies across the periods presented above.

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

During 2020, macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply has caused liquidity issues impacting many energy companies, which in turn has increased the potential credit risks associated with certain counterparties with which we do business. To mitigate credit risk related to our accounts receivable, we utilize a rigorous credit review process. We closely monitor market conditions and perform credit reviews of each customer to make a determination with respect to the amount, if any, of open credit to be extended to any given customer and the form and amount of financial performance assurances we require. Such financial assurances are commonly provided to us in the form of advance cash payments, standby letters of credit, credit insurance or parental guarantees. Additionally, in an effort to mitigate credit risk, a significant portion of our transactions with counterparties are settled on a net-cash basis. For a majority of these net-cash arrangements, we also enter into netting agreements (contractual agreements that allow us to offset receivables and payables with those counterparties against each other on our balance sheet).

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At December 31, 2020 and 2019, substantially all of our trade accounts receivable were less than 30 days past their scheduled invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, given the sharp decline in demand for crude oil and the drop in prices, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Consolidated Balance Sheets (in millions):

	December 31,
	2020	2019
Trade accounts receivable arising from revenues from contracts with customers	$2,317	$3,381
Other trade accounts receivables and other receivables (1)	2,818	3,576
Impact due to contractual rights of offset with counterparties	(2,582)	(3,343)
Trade accounts receivable and other receivables, net	$2,553	$3,614

(1)The balance is comprised primarily of accounts receivable associated with buy/sell arrangements that are not within the scope of ASC 606.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Net Income/(Loss) Per Common Unit

After consideration of distributions to preferred unitholders (whether paid in cash or in-kind), basic and diluted net income/(loss) per common unit is determined pursuant to the two-class method as prescribed in FASB guidance. This method is an earnings allocation formula that is used to determine allocations to our limited partners and participating securities according to distributions pertaining to the current period’s net income and participation rights in undistributed earnings or distributions in excess of earnings. Under the two-class method, net income is reduced by distributions pertaining to the period, and all remaining earnings or distributions in excess of earnings are then allocated to our common unitholders and participating securities based on their respective rights to share in distributions, regardless of whether those earnings would actually be distributed during a particular period from an economic or practical perspective. Participating securities include equity-indexed compensation plan awards that have vested DERs, which entitle the grantee to a cash payment equal to the cash distribution paid on our outstanding common units.

We calculate basic and diluted net income/(loss) per common unit by dividing net income/(loss) attributable to PAA (after deducting amounts allocated to the preferred unitholders and participating securities) by the basic and diluted weighted average number of common units outstanding during the period.

The diluted weighted average number of common units is computed based on the weighted average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units and (ii) our equity-indexed compensation plan awards. See Note 12 for additional information regarding our Series A preferred units. See Note 18 for a complete discussion of our equity-indexed compensation plan awards. When applying the if-converted method prescribed by FASB guidance, the possible conversion of approximately 71 million Series A preferred units, on a weighted-average basis, were excluded from the calculation of diluted net income/(loss) per common unit for the year ended December 31, 2020 as the effect was antidilutive for the period. Our equity-indexed compensation plan awards that contemplate the issuance of common units are considered potentially dilutive unless (i) they become vested only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. Equity-indexed compensation plan awards that were deemed to be dilutive during the years ended December 31, 2019 and 2018 were reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. For the twelve months ended December 31, 2020, approximately 0.3 million equity-indexed compensation plan awards, on a weighted-average basis, were excluded from the computation of diluted net loss per common unit as the effect was antidilutive.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income/(loss) per common unit (in millions, except per unit data):

	Year Ended December 31,
	2020	2019	2018
Basic Net Income/(Loss) per Common Unit
Net income/(loss) attributable to PAA	$(2,590)	$2,171	$2,216
Distributions to Series A preferred unitholders	(149)	(149)	(149)
Distributions to Series B preferred unitholders	(49)	(49)	(49)
Distributions to participating securities	(2)	(3)	(3)
Other	—	(3)	(6)
Net income/(loss) allocated to common unitholders (1)	$(2,790)	$1,967	$2,009

Basic weighted average common units outstanding	728	727	726

Basic net income/(loss) per common unit	$(3.83)	$2.70	$2.77

Diluted Net Income/(Loss) per Common Unit
Net income/(loss) attributable to PAA	$(2,590)	$2,171	$2,216
Distributions to Series A preferred unitholders	(149)	—	—
Distributions to Series B preferred unitholders	(49)	(49)	(49)
Distributions to participating securities	(2)	(3)	(3)
Other	—	—	—
Net income/(loss) allocated to common unitholders (1)	$(2,790)	$2,119	$2,164

Basic weighted average common units outstanding	728	727	726
Effect of dilutive securities:
Series A preferred units	—	71	71
Equity-indexed compensation plan awards	—	2	2
Diluted weighted average common units outstanding	728	800	799

Diluted net income/(loss) per common unit	$(3.83)	$2.65	$2.71

(1)We calculate net income/(loss) allocated to common unitholders based on the distributions (whether paid in cash or in-kind) pertaining to the current period’s net income. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings (i.e., undistributed loss), if any, are allocated to the common unitholders and participating securities in accordance with the contractual terms of our partnership agreement in effect for the period and as further prescribed under the two-class method.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, including long-term inventory, primarily consists of crude oil and NGL in pipelines, storage facilities and railcars that are valued at the lower of cost or net realizable value, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Consolidated Statements of Operations. During the years ended December 31, 2020, 2019 and 2018, we recorded charges of $233 million (of which $40 million was associated with our long-term inventory), $11 million and $8 million, respectively, related to the write down of our crude oil and NGL inventory due to declines in prices. A portion of these inventory valuation adjustments was offset by the recognition of gains on derivative instruments being utilized to hedge future sales of our crude oil and NGL inventory. Such gains were recorded to “Supply and Logistics segment revenues” in our accompanying Consolidated Statements of Operations. See Note 13 for discussion of our derivative and risk management activities.

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

Linefill and base gas carrying amounts are reviewed for impairment in accordance with FASB guidance with respect to accounting for the impairment or disposal of long-lived assets. Carrying amounts that are not expected to be recoverable through future cash flows are written down to estimated fair value. See Note 6 for further discussion regarding impairment of long-lived assets. During 2020, 2019 and 2018, we did not recognize any material impairments of linefill and base gas.

Minimum working inventory requirements in third-party assets and other working inventory in our assets that are needed for our commercial operations are included within specific inventory pools in inventory (a current asset) in determining the average cost of operating inventory. At the end of each period, we reclassify the inventory not expected to be liquidated within the succeeding twelve months out of “Inventory,” at the average cost of the applicable inventory pools, and into “Long-term inventory,” which is reflected as a separate line item under “Other assets” on our Consolidated Balance Sheets.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	December 31, 2020				December 31, 2019
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	13,450	barrels	$441	$32.79	8,613	barrels	$450	$52.25
NGL	12,302	barrels	199	$16.18	7,574	barrels	142	$18.75
Other	N/A		7	N/A	N/A		12	N/A
Inventory subtotal			647				604

Linefill and base gas
Crude oil	14,669	barrels	828	$56.45	14,316	barrels	826	$57.70
NGL	1,640	barrels	44	$26.83	1,701	barrels	47	$27.63
Natural gas	25,576	Mcf	110	$4.30	24,976	Mcf	108	$4.32
Linefill and base gas subtotal			982				981

Long-term inventory
Crude oil	2,499	barrels	111	$44.42	2,598	barrels	152	$58.51
NGL	1,185	barrels	19	$16.03	1,707	barrels	30	$17.57
Long-term inventory subtotal			130				182

Total			$1,759				$1,767

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

Note 6—Property and Equipment

In accordance with our capitalization policy, expenditures made to expand the existing operating and/or earnings capacity of our assets are capitalized. We also capitalize certain costs directly related to the construction of such assets, including related internal labor costs, engineering costs and interest costs. For the years ended December 31, 2020, 2019 and 2018, capitalized interest recorded to property and equipment was $8 million, $14 million and $21 million, respectively. In addition, we capitalize interest related to investments in certain unconsolidated entities. See Note 9 for additional information. We also capitalize expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. Repair and maintenance expenditures incurred in order to maintain the day to day operation of our existing assets are expensed as incurred.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net is stated at cost and consisted of the following (in millions):

	Estimated Useful Lives (Years)	December 31,
		2020	2019
Pipelines and related facilities (1)	10 - 70	$11,112	$11,114
Storage, terminal and rail facilities	10 - 70	6,042	6,134
Trucking equipment and other	2 - 15	524	486
Construction in progress	N/A	272	518
Office property and equipment	2 - 50	293	269
Land and other	N/A	342	427
Property and equipment, gross		18,585	18,948
Accumulated depreciation		(3,974)	(3,593)
Property and equipment, net		$14,611	$15,355

(1)We include rights-of-way, which are intangible assets, in our Pipelines and related facilities amounts within property and equipment.

We calculate our depreciation using the straight-line method, based on estimated useful lives and salvage values of our assets. Depreciation expense for the years ended December 31, 2020, 2019 and 2018 was $563 million, $525 million and $454 million, respectively. See “Impairment of Long-Lived Assets (Held and Used)” below for a discussion of our policy for the recognition of asset impairments.

As of December 31, 2020, 2019 and 2018, we incurred liabilities for construction in progress that had not been paid of $51 million, $120 million and $206 million, respectively.

Impairment of Long-Lived Assets (Held and Used)

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended December 31, 2020, we recognized approximately $541 million of non-cash impairment losses, reflected in “(Gains)/losses on asset sales and asset impairments, net” on our Consolidated Statement of Operations.

Of our impairment losses, approximately $415 million was associated with certain pipeline assets in our Transportation segment located in the Central region. The macroeconomic and geopolitical conditions that occurred in 2020, including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, resulted in expected decreases in future cash flows for certain of our assets, which was a triggering event that required us to assess the recoverability of our carrying value of such long-lived assets. As a result of our impairment review, we wrote off the portion of the carrying amount of these long-lived assets that exceeded their fair value. Our estimated fair values (which we consider a Level 3 measurement in the fair value hierarchy) were based upon a discounted cash flow approach utilizing various assumptions and the application of a discount rate of approximately 14%, which represents our estimate of the cost of capital of a theoretical market participant. Such assumptions included (but were not limited to) (i) future commodity volumes (consistent with historical information and estimates of future drilling and completion activity), (ii) tariff rates, (iii) future commodity prices (based on relevant indices and applicable quality and location differentials), and (iv) estimated fixed and variable costs.

The remaining impairment losses were associated with idled or underutilized assets, including certain pipelines in our Transportation segment located in the Western region and other long-lived assets in our Facilities segment, for which it has been determined that it is unlikely that opportunities will exist in the future to recover our investment in these assets. We wrote off substantially all of the carrying value of these assets.

We did not recognize any material impairments during the years ended December 31, 2019 or 2018.

Note 7—Acquisitions and Divestitures

Acquisitions

In February 2020, we acquired Felix Midstream LLC, now known as FM Gathering LLC (“FM Gathering”) from Felix Energy Holdings II, LLC for approximately $300 million, net of working capital and other adjustments. FM Gathering owns and operates a newly constructed crude oil gathering system in the Delaware Basin, with associated crude oil storage and truck offloading capacity, and is supported by a long-term acreage dedication. The assets acquired are included in our Transportation and Supply and Logistics segments. This acquisition was accounted for using the acquisition method of accounting and the determination of the fair value of the assets acquired and liabilities assumed was determined in accordance with the applicable accounting guidance. The assets acquired primarily consisted of property and equipment of $115 million and intangible assets of $187 million. The fair value of the tangible assets is a Level 3 measurement in the fair value hierarchy and was determined using a cost approach. The cost approach was based on costs incurred on similar recent construction projects. The fair value of the intangible assets is also a Level 3 measurement in the fair value hierarchy and was determined by applying a discounted cash flow approach. Such approach utilized discount rates varying from 18% to 19%, based on our estimate of the risk that a theoretical market participant would assign to the respective intangible assets.

During the second quarter of 2019, we acquired a crude oil terminal, including tank bottoms and linefill, in Cushing, Oklahoma for cash consideration of $44 million, which was accounted for as an asset acquisition.

Divestitures

During the year ended December 31, 2020, we received cash proceeds of $451 million, primarily from the sale of:
•certain Los Angeles Basin crude oil terminals previously disclosed in our Facilities segment for proceeds of approximately $200 million, subject to certain adjustments;
•certain NGL terminals previously disclosed in our Facilities segment for proceeds of approximately $163 million (including $22 million related to a multi-year supply agreement related to the sale), subject to certain adjustments; and
•a 10% ownership interest in Saddlehorn Pipeline Company, LLC (“Saddlehorn”) for proceeds of approximately $78 million, including working capital adjustments (see Note 9 for additional information).

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We recognized a loss related to these assets sales of $178 million, including non-cash impairments recognized upon classification to assets held for sale, for the year ended December 31, 2020. Such amount is included in “(Gains)/losses on asset sales and asset impairments, net” on our Consolidated Statement of Operations.

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

In accordance with FASB guidance, we test goodwill to determine whether an impairment has occurred at least annually (as of June 30) and on an interim basis if it is more likely than not that a reporting unit’s fair value is less than its carrying value. Goodwill is tested for impairment at a level of reporting referred to as a reporting unit. A reporting unit is an operating segment or one level below an operating segment for which discrete financial information is available and regularly reviewed by segment management. Our reporting units are our operating segments. FASB guidance provides for a quantitative approach to testing goodwill for impairment; however, we may first assess certain qualitative factors to determine whether it is necessary to perform the quantitative goodwill impairment test. In the quantitative test, we compare the fair value of the reporting unit with the respective book values, including goodwill, by using an income approach based on a discounted cash flow model. This approach requires us to make long-term forecasts of future revenues, expenses and other expenditures. Those forecasts require the use of various assumptions and estimates, the most significant of which are net revenues (total revenues less purchases and related costs), operating expenses, general and administrative expenses and the weighted average cost of capital. Fair value of the reporting units is determined using significant unobservable inputs, or Level 3 inputs in the fair value hierarchy. When the fair value is greater than book value, then the reporting unit’s goodwill is not considered impaired. If the book value is greater than fair value, then goodwill is impaired by the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2020, we recorded impairment losses of $2.515 billion related to goodwill. Our market capitalization declined significantly during the first quarter driven by macroeconomic and geopolitical conditions that occurred in 2020, including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, that resulted in expected decreases in future cash flows for certain of our assets, which we concluded was a triggering event that required us to perform a quantitative impairment test as of March 31, 2020, utilizing a discounted cash flow approach. We applied a discount rate of approximately 14% in the determination of the fair value of each of our reporting units, which represents our estimate of the cost of capital of a theoretical market participant as of March 31, 2020. The fair values of the reporting units are Level 3 measurements in the fair value hierarchy and were based on various inputs, as discussed below. The discounted cash flows for each reporting unit were based on six years of projected cash flows and terminal values that we believe would be applied by a theoretical market participant in similar market transactions. The discounted cash flows for the respective reporting units utilized various other assumptions, including, but not limited to (i) volumes (based on historical information and estimates of future drilling and completion activity, as well as expectations of future demand recovery), (ii) tariff and storage rates, (iii) future commodity prices (based on relevant indices and applicable quality and location differentials), and (iv) estimated fixed and variable costs. We used a range of cash flows for the discounted cash flow calculations based on differing potential market scenarios, but for each of the reporting units, the ultimate outcome of the impairment test was unchanged by the various points within the range of cash flows. As a result of the impairment test, we concluded that the carrying value of each of our reporting units exceeded their respective fair values, resulting in a goodwill impairment charge for the entire goodwill balance for each reporting unit. Prior to the year ended December 31, 2020, we did not recognize any impairments of goodwill.

Goodwill by segment and changes in goodwill is reflected in the following table (in millions):

	Transportation	Facilities	Supply and Logistics	Total
Balance at December 31, 2018	$1,040	$978	$503	$2,521
Foreign currency translation adjustments	12	4	3	19
Balance at December 31, 2019	$1,052	$982	$506	$2,540
Acquisitions	2	—	—	2
Goodwill, gross	1,054	982	506	2,542
Impairments	(1,038)	(975)	(502)	(2,515)
Foreign currency translation adjustments	(16)	(7)	(4)	(27)
Accumulated impairment losses	(1,054)	(982)	(506)	(2,542)
Balance at December 31, 2020	$—	$—	$—	$—

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our investments in unconsolidated entities consisted of the following (in millions, except percentage data):

		Ownership Interest at December 31, 2020	Investment Balance December 31,

Entity (1)	Type of Operation		2020	2019
BridgeTex Pipeline Company, LLC (“BridgeTex”)	Crude Oil Pipeline	20%	$421	$431
Cactus II Pipeline LLC (“Cactus II”)	Crude Oil Pipeline	65%	752	738
Capline Pipeline Company LLC	Crude Oil Pipeline (2)	54%	514	484
Diamond Pipeline LLC (“Diamond”)	Crude Oil Pipeline	50%	480	476
Eagle Ford Pipeline LLC (“Eagle Ford Pipeline”)	Crude Oil Pipeline	50%	372	382
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Terminals”)	Crude Oil Terminal and Dock	50%	122	126
Red Oak Pipeline LLC (“Red Oak”)	Crude Oil Pipeline	50%	35	20
Saddlehorn	Crude Oil Pipeline	30%	208	234
STACK Pipeline LLC (“STACK”)	Crude Oil Pipeline	50%	22	117
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	192	196
Wink to Webster Pipeline LLC (“W2W Pipeline”)	Crude Oil Pipeline	16%	330	136
Other investments			316	343
Total Investments in Unconsolidated Entities			$3,764	$3,683

(1)Except for Eagle Ford Terminals, which is reported in our Facilities segment, the financial results from the entities are reported in our Transportation segment.
(2)The Capline pipeline was taken out of service pending the reversal of the pipeline system.

Impairments

During the year ended December 31, 2020, we recognized losses as a result of the write-down of certain of our investments in unconsolidated entities, as discussed further below. Such amounts are reflected in “Gain on/(impairment of) investments in unconsolidated entities, net” on our Consolidated Statement of Operations.

STACK. During the third quarter of 2020, we determined that there was an other-than-temporary impairment of our investment in STACK Pipeline LLC as a result of a continued decline of drilling activity and related volumes of crude oil in its area of operation. We recognized a loss of $91 million related to the write-down of the portion of the carrying amount of our investment that exceeded its fair value. The estimated fair value (which we consider a Level 3 measurement in the fair value hierarchy) was based on a discounted cash flow approach utilizing various assumptions and the application of a discount rate of approximately 14%, which represents our estimate of the cost of capital of a theoretical market participant. Such assumptions included (but were not limited to) (i) volumes (consistent with historical information and estimates of future drilling and completion activity), (ii) tariff rates, (iii) future commodity prices (based on relevant indices and applicable quality and location differentials), and (iv) estimated fixed and variable costs.

Red Oak. In June 2019, we announced the formation of Red Oak, a joint venture with a subsidiary of Phillips 66. We own a 50% interest in Red Oak, which is accounted for under the equity method of accounting. Red Oak was developing a new pipeline that would provide crude oil transportation service from Cushing, Oklahoma, and the Permian Basin in West Texas to multiple destinations along the Texas Gulf Coast, including Corpus Christi, Ingleside, Houston and Beaumont, Texas. In March 2020, the partners of Red Oak announced they were deferring the Red Oak pipeline project and suspending actions that would require additional capital spending on the project, and that they would re-evaluate demand for the project in light of recent market developments. Subsequently, the partners determined that the project would not proceed as previously contemplated. We determined that there was an other-than-temporary impairment of our investment in Red Oak, and we recognized a loss of $69 million related to the write-down of our investment in Red Oak to the estimated residual value of our share of the net assets during the second quarter of 2020.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Other investments. During the first quarter of 2020, we also recognized a loss of $43 million related to the write-down of certain of our investments included in “Other investments” in the table above due to an other-than-temporary impairment related to a decline in market conditions.

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

Under applicable accounting rules, the transaction resulted in a “loss of control” of our undivided joint interest, which was derecognized and contributed to Capline LLC. The “loss of control” required us to measure our equity interest in Capline LLC at fair value. At the time of the transaction, our 54% undivided joint interest in the Capline pipeline system had a carrying value of $175 million, which primarily related to property and equipment included in our Transportation segment. We determined the fair value of our investment in Capline LLC to be approximately $444 million, resulting in the recognition of a gain of $269 million during the year ended December 31, 2019. Such gain is included in “Gain on/(impairment of) investment in unconsolidated entities, net” on our Consolidated Statement of Operations.

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

W2W Pipeline. In 2019, we participated in the formation of W2W Pipeline, a joint venture with subsidiaries of ExxonMobil, Lotus Midstream, LLC and three additional entities, in which we own a 16% interest. We account for our interest in W2W Pipeline under the equity method of accounting. W2W Pipeline has entered into an undivided joint-ownership arrangement with a subsidiary of Enterprise Products Partners, L.P. that has acquired 29% of the capacity of the pipeline segment from Midland, Texas to Webster, Texas, and W2W Pipeline now owns 71% of this segment of the pipeline. The pipeline originates in the Permian Basin in West Texas and transports crude oil to multiple destinations in the Houston and Galveston market areas. The pipeline system, which is currently in partial service, will provide approximately 1.5 million barrels per day of crude oil capacity (1.1 million barrels per day, net to the undivided joint ownership interest).

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

Cactus II. In the second quarter of 2018, a subsidiary of Oxy and another third party each exercised their purchase options for a 20% interest and a 15% interest, respectively, in Cactus II, which owns the Cactus II pipeline system. Although we own a majority of Cactus II’s equity, we do not have a controlling financial interest in Cactus II because the other members have substantive participating rights. Therefore, we account for our ownership interest in Cactus II as an equity method investment. Following the exercise of the purchase options, we deconsolidated Cactus II resulting in a reduction of property and equipment of $74 million (which was representative of the costs incurred to date to construct the pipeline and equivalent to fair value), and we received $26 million of cash from Cactus II, which represented the other members’ portion of the property and equipment.

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

Contributions

We generally fund our portion of development, construction or capital investment projects of our equity method investees through capital contributions. Our contributions to these entities increase the carrying value of our investments and are reflected in our Consolidated Statements of Cash Flows as cash used in investing activities. During the years ended December 31, 2020, 2019 and 2018, we made cash contributions of $445 million, $504 million and $459 million, respectively, to certain of our equity method investees. In addition, we capitalized interest of $16 million, $20 million and $9 million during the years ended December 31, 2020, 2019 and 2018, respectively, related to contributions to unconsolidated entities for projects under development and construction. We anticipate that we will make additional contributions in 2021 related to ongoing projects.

Basis Differences

Our investments in unconsolidated entities exceeded our share of the underlying equity in the net assets of such entities by $170 million and $349 million at December 31, 2020 and 2019, respectively. Such basis differences are included in the carrying values of our investments on our Consolidated Balance Sheets. The portion of the basis differences attributable to depreciable or amortizable assets is amortized on a straight-line basis over the estimated useful life of the related assets, which reduces “Equity earnings in unconsolidated entities” on our Consolidated Statements of Operations. The portion of the basis differences attributable to goodwill is not amortized. The majority of the basis difference at both December 31, 2020 and 2019 was attributable to goodwill related to our ownership interest in BridgeTex and Capline with the remaining basis difference primarily related to capitalized interest incurred during construction of the assets of our unconsolidated entities. The basis difference at December 31, 2020 was further impacted by impairments as discussed above.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Summarized Financial Information of Unconsolidated Entities

Combined summarized financial information for all of our unconsolidated entities is shown in the tables below (in millions). None of our unconsolidated entities have noncontrolling interests.

	December 31,
	2020	2019
Current assets	$580	$652
Noncurrent assets	$8,769	$7,264
Current liabilities	$343	$298
Noncurrent liabilities	$10	$26

	Year Ended December 31,
	2020	2019	2018
Revenues	$1,360	$1,469	$1,235
Operating income	$828	$994	$824
Net income	$826	$995	$824

Note 10—Other Long-Term Assets, Net

Other long-term assets, net of accumulated amortization, consisted of the following (in millions):

		December 31, 2020			December 31, 2019
	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer contracts and relationships (1)	3 – 29	$1,291	$(519)	$772	$1,134	$(463)	$671
Property tax abatement	13	23	(20)	3	23	(18)	5
Other agreements	1 – 70	40	(10)	30	42	(11)	31
Intangible assets (2)		1,354	(549)	805	1,199	(492)	707
Other		165	(3)	162	152	(1)	151
Other long-term assets, net		$1,519	$(552)	$967	$1,351	$(493)	$858

(1)Amounts for the year ended December 31, 2020 include intangible assets associated with the acquisition of FM Gathering. See Note 7 for additional information.
(2)We include rights-of-way, which are intangible assets, in our pipeline and related facilities amounts within property and equipment. See Note 6 for a discussion of property and equipment.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. We did not recognize any impairments of finite-lived intangible assets during the three years ended December 31, 2020.

Amortization expense for finite-lived intangible assets for the years ended December 31, 2020, 2019 and 2018 was $90 million, $76 million and $66 million, respectively. We estimate that our amortization expense related to finite-lived intangible assets for the next five years will be as follows (in millions):

2021	$87
2022	$86
2023	$82
2024	$80
2025	$77

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Debt

Debt consisted of the following (in millions):

	December 31, 2020	December 31, 2019
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 0.7% and 2.2%, respectively (1)	$547	$93
Senior secured hedged inventory facility, bearing a weighted-average interest rate of 1.2% and 2.7%, respectively (1)	167	325
Other	117	86
Total short-term debt	831	504

LONG-TERM DEBT
Senior notes:
5.00% senior notes due February 2021	—	600
3.65% senior notes due June 2022	750	750
2.85% senior notes due January 2023	400	400
3.85% senior notes due October 2023	700	700
3.60% senior notes due November 2024	750	750
4.65% senior notes due October 2025	1,000	1,000
4.50% senior notes due December 2026	750	750
3.55% senior notes due December 2029	1,000	1,000
3.80% senior notes due September 2030	750	—
6.70% senior notes due May 2036	250	250
6.65% senior notes due January 2037	600	600
5.15% senior notes due June 2042 (2)	499	500
4.30% senior notes due January 2043 (2)	348	350
4.70% senior notes due June 2044 (2)	687	700
4.90% senior notes due February 2045 (2)	649	650
Unamortized discounts and debt issuance costs	(62)	(61)
Senior notes, net of unamortized discounts and debt issuance costs	9,071	8,939
Other long-term debt:
GO Zone term loans, net of debt issuance costs of $1 and $1, respectively, bearing a weighted-average interest rate of 1.3% and 2.6%, respectively	199	199
Other	112	49
Total long-term debt	9,382	9,187
Total debt (3)	$10,213	$9,691

(1)We classified these commercial paper notes and credit facility borrowings as short-term as of December 31, 2020 and 2019, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)During the year ended December 31, 2020, we repurchased $17 million of our outstanding senior notes on the open market and recognized a gain of $3 million on these transactions, which is included in “Other income/(expense), net” on our Consolidated Statement of Operations.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(3)Our fixed-rate senior notes had a face value of approximately $9.1 billion and $9.0 billion as of December 31, 2020 and 2019, respectively. We estimated the aggregate fair value of these notes as of December 31, 2020 and 2019 to be approximately $9.9 billion and $9.3 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under our credit facilities, commercial paper program and GO Zone term loans approximates fair value as interest rates reflect current market rates. The fair value estimates for our senior notes, credit facilities, commercial paper program and GO Zone term loans are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

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

Credit Agreements

Senior secured hedged inventory facility. We have a credit agreement that provides for a senior secured hedged inventory facility with a committed borrowing capacity of $1.4 billion, of which $400 million is available for the issuance of letters of credit. Subject to obtaining additional or increased lender commitments, the committed capacity of the facility may be increased to $1.9 billion. Proceeds from the facility are primarily used to finance purchased or stored hedged inventory, including NYMEX and ICE margin deposits. Such obligations under the committed facility are secured by the financed inventory and the associated accounts receivable and are repaid from the proceeds of the sale of the financed inventory. Borrowings accrue interest based, at our election, on certain floating rate indices as defined in the credit agreement, in each case plus a margin based on our credit rating at the applicable time. The agreement also provides for one or more one-year extensions, subject to applicable approval. In August 2019, we amended this agreement to, among other things, extend the maturity date of the facility to August 2022 for each extending lender. The maturity date with respect to each non-extending lender (which represent aggregate commitments of approximately $45 million out of total commitments of $1.4 billion from all lenders) remains August 2021.

Senior unsecured revolving credit facility. We have a credit agreement that provides for a senior unsecured revolving credit facility with a committed borrowing capacity of $1.6 billion. Subject to obtaining additional or increased lender commitments, the committed capacity may be increased to $2.1 billion. The credit agreement also provides for the issuance of letters of credit. Borrowings accrue interest based, at our election, on certain floating rate indices as defined in the credit agreement, in each case plus a margin based on our credit rating at the applicable time. The agreement also provides for one or more one-year extensions, subject to applicable approval. In August 2019, we amended this agreement to, among other things, extend the maturity date of the facility to August 2024 for each extending lender.

GO Zone term loans.  In August 2018, we entered into an agreement for two $100 million term loans (the “GO Zone term loans”) from the remarketing of our $100 million Mississippi Business Finance Corporation Gulf Opportunity Zone Industrial Development Revenue Bonds (PAA Natural Gas Storage, L.P. Project), Series 2009 and our $100 million Mississippi Business Finance Corporation Gulf Opportunity Zone Industrial Development Revenue Bonds (PAA Natural Gas Storage, L.P. Project), Series 2010 (collectively, the “GO Bonds”). The GO Zone term loans accrue interest, based on certain floating rate indices, in accordance with the interest payable on the related GO Bonds as provided in the GO Bonds Indenture pursuant to which such GO Bonds are issued and governed. The purchasers of the two GO Zone term loans have the right to put, at par, the GO Zone term loans in July 2023. The GO Bonds mature by their terms in May 2032 and August 2035, respectively.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Senior Notes Issuances. The table below summarizes our issuances of senior unsecured notes during the three years ended December 31, 2020 (in millions):

Year	Description	Maturity	Face Value	Interest Payment Dates
2020	3.80% Senior Notes issued at 99.794% of face value	September 2030	$750	March 15 and September 15

2019	3.55% Senior Notes issued at 99.801% of face value	December 2029	$1,000	June 15 and December 15

Senior Notes Repayments. During the three years ended December 31, 2020, we repaid the following senior unsecured notes in full (in millions):

Year	Description	Repayment Date
2020	$600 million 5.00% Senior Notes due February 2021	November 2020	(1)

2019	$500 million 2.60% Senior Notes due December 2019	November 2019	(2)
2019	$500 million 5.75% Senior Notes due January 2020	December 2019	(2)

(1)We repaid these senior notes with proceeds from our 3.80% senior notes issued in June 2020 and cash on hand.
(2)We repaid these senior notes with proceeds from our 3.55% senior notes issued in September 2019 and cash on hand.

Maturities

The weighted average maturity of our senior notes and GO Zone term loans outstanding at December 31, 2020 was approximately 10 years. The following table presents the aggregate contractually scheduled maturities of such senior notes and GO Zone term loans for the next five years and thereafter. The amounts presented exclude unamortized discounts and debt issuance costs.

Calendar Year	Payment (in millions)
2021	$—
2022	$750
2023	$1,300
2024	$750
2025	$1,000
Thereafter	$5,533

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

A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions contained in our credit agreements, our ability to make distributions of available cash is not restricted. As of December 31, 2020, we were in compliance with the covenants contained in our credit agreements and indentures.

Borrowings and Repayments

Total borrowings under our credit facilities and commercial paper program for the years ended December 31, 2020, 2019 and 2018 were approximately $29.3 billion, $13.3 billion and $45.4 billion, respectively. Total repayments under our credit facilities and commercial paper program were approximately $29.0 billion, $12.9 billion and $46.3 billion for the years ended December 31, 2020, 2019 and 2018, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. These letters of credit are issued under our senior unsecured revolving credit facility and our senior secured hedged inventory facility, and our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil, NGL or natural gas is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At December 31, 2020 and 2019, we had outstanding letters of credit of $129 million and $157 million, respectively.

Debt Issuance Costs

Costs incurred in connection with the issuance of senior notes are recorded as a direct deduction from the related debt liability and are amortized using the straight-line method over the term of the related debt. Use of the straight-line method does not differ materially from the “effective interest” method of amortization.

Note 12—Partners’ Capital and Distributions

Units Outstanding

At December 31, 2020, partners’ capital consisted of outstanding common units and Series A and Series B preferred units, which represent limited partner interests in us, which give the holders thereof the right to participate in distributions and to exercise the other rights or privileges as outlined in our partnership agreement. Our general partner has a non-economic interest in us.

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

Series B Preferred Units

Our Series B Fixed-to-Floating Rate Cumulative Redeemable Perpetual Preferred Units representing limited partner interests in us (the “Series B preferred units”) were issued in 2017 at a price to the public of $1,000 per unit. Our Series B preferred units represent perpetual equity interests in us, and they have no stated maturity or mandatory redemption date and are not redeemable at the option of the holders under any circumstances. Holders of the Series B preferred units generally have no voting rights, except for limited voting rights with respect to (i) potential amendments to our partnership agreement that would have a material adverse effect on the existing preferences, rights, powers or duties of the Series B preferred units, (ii) the creation or issuance of any parity securities if the cumulative distributions payable on then outstanding Series B preferred units are in arrears, (iii) the creation or issuance of any senior securities and (iv) the payment of distributions to our common unitholders out of capital surplus. The Series B preferred units rank, as to the payment of distributions and amounts payable on a liquidation event, pari passu with our outstanding Series A preferred units and senior to our common units.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the activity for our preferred and common units:

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2017	69,696,542	800,000	725,189,138

Issuances of Series A preferred units in connection with in-kind distributions	1,393,926	—	—
Issuances of common units under equity-indexed compensation plans	—	—	1,172,786
Outstanding at December 31, 2018	71,090,468	800,000	726,361,924

Issuances of common units under equity-indexed compensation plans	—	—	1,666,652
Outstanding at December 31, 2019	71,090,468	800,000	728,028,576

Repurchase and cancellation of common units under the Common Equity Repurchase Program	—	—	(6,222,748)
Issuances of common units under equity-indexed compensation plans	—	—	574,588
Outstanding at December 31, 2020	71,090,468	800,000	722,380,416

Common Equity Repurchase Program. In November 2020, the board of directors of PAGP GP approved a $500 million common equity repurchase program (the “Program”) to be utilized as an additional method of returning capital to investors. The Program authorizes the repurchase from time to time of up to $500 million of our common units and/or PAGP Class A shares via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. No time limit has been set for completion of the Program, and the Program may be suspended or discontinued at any time. The Program does not obligate us or PAGP to acquire a particular number of common units or PAGP Class A shares. Any common units or PAGP Class A shares that are repurchased will be canceled. PAGP Class C shares held by us associated with any publicly held common units that are repurchased will also be canceled. See Note 17 for additional information regarding our ownership of PAGP Class C shares.

We repurchased 6,222,748 common units under the Program through open market purchases during the year ended December 31, 2020. The total purchase price of these repurchases was $50 million, including commissions and fees. The repurchased common units were canceled immediately upon acquisition, as were the Class C shares held by us associated with the repurchased common units. At December 31, 2020, the remaining available capacity under the program was $450 million.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Preferred Unit Distributions

The following table details distributions paid to our preferred unitholders during the year presented (in millions, except unit data):

	Series A Preferred Unitholders		Series B Preferred Unitholders
	Distribution (1)		Cash Distribution
Year	Cash	Units
2020	$149	—	$49
2019	$149	—	$49
2018	$112	1,393,926	$49

(1)We elected to pay distributions on our Series A preferred units in additional Series A preferred units for each quarterly distribution from their issuance through the February 2018 distribution. Distributions on our Series A preferred units have been paid in cash since the May 2018 distribution. During 2018, we issued additional Series A preferred units in lieu of cash distributions of $37 million.

On February 12, 2021, we paid a cash distribution of $37 million to our Series A preferred unitholders. At December 31, 2020, such amount was accrued as distributions payable in “Other current liabilities” on our Consolidated Balance Sheet. At December 31, 2020, approximately $6 million of accrued distributions payable to our Series B preferred unitholders was included in “Other current liabilities” on our Consolidated Balance Sheet.

Common Unit Distributions

The following table details distributions paid to common unitholders during the year presented (in millions, except per unit data):

	Distributions Paid			Distributions per common unit
Year	Public	AAP	Total
2020	$432	$223	$655	$0.90
2019	$632	$372	$1,004	$1.38
2018	$532	$339	$871	$1.20

On January 7, 2021, we declared a cash distribution of $0.18 per unit on our outstanding common units. The total distribution of $130 million was paid on February 12, 2021 to unitholders of record at the close of business on January 29, 2021, for the period from October 1, 2020 through December 31, 2020. Of this amount, approximately $44 million was paid to AAP.

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

During the year ended December 31, 2020, we received $12 million of contributions from noncontrolling interests in Red River LLC related to the Red River pipeline capacity expansion and paid distributions of $10 million. During the year ended December 31, 2019, we paid distributions of $6 million to noncontrolling interests in Red River LLC.

Note 13—Derivatives and Risk Management Activities

We identify the risks that underlie our core business activities and use risk management strategies to mitigate those risks when we determine that there is value in doing so. We use various derivative instruments to optimize our profits while managing our exposure to (i) hydrocarbon commodity (referred to herein as “commodity”) price risk, (ii) interest rate risk and (iii) currency exchange rate risk. Our commodity price risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity. Our interest rate and currency exchange rate risk management policies and procedures are designed to monitor our derivative positions and ensure that those positions are consistent with our objectives and approved strategies. Our policy is to use derivative instruments for risk management purposes and not for the purpose of speculating on changes in commodity prices, interest rates or currency exchange rates. When we apply hedge accounting, our policy is to formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. At the inception of the hedging relationship, we assess whether the derivatives employed are highly effective in offsetting changes in cash flows of anticipated hedged transactions. Throughout the hedging relationship, retrospective and prospective hedge effectiveness is assessed on a qualitative basis.

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

At December 31, 2020 and 2019, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of December 31, 2020, net derivative positions related to these activities included:
•A net long position of 5.8 million barrels associated with our crude oil purchases, which was unwound ratably during January 2021 to match monthly average pricing.
•A net short time spread position of 6.6 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through March 2022.
•A net crude oil basis spread position of 0.6 million barrels at multiple locations through December 2021. These derivatives allow us to lock in grade basis differentials.
•A net short position of 37.4 million barrels through December 2022 related to anticipated net sales of crude oil and NGL inventory.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of December 31, 2020.

	Notional Volume (Short)/Long	Remaining Tenor
Natural gas purchases	37.3 Bcf	December 2021
Propane sales	(6.3) MMbls	December 2021
Butane sales	(2.3) MMbls	December 2021
Condensate sales (WTI position)	(0.6) MMbls	December 2021
Fuel gas requirements (1)	14.3 Bcf	December 2022
Power supply requirements (1)	0.7 TWh	December 2022

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our commodity derivatives are not designated as a hedging relationship, as such, changes in the fair value are reported in earnings. A summary of the impact of our commodity derivatives recognized in earnings as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Supply and Logistics segment revenues	$(302)	$310	$150
Field operating costs	5	14	(2)
Net gain/(loss) from commodity derivative activity	$(297)	$324	$148

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

	December 31,
	2020	2019
Initial margin	$91	$73
Variation margin posted/(returned)	290	(45)
Letters of credit	(63)	(73)
Net broker receivable/(payable)	$318	$(45)

The following table reflects the Consolidated Balance Sheet line items that include the fair values of our commodity derivative assets and liabilities and the effect of the collateral netting. Such amounts are presented on a gross basis, before the effects of counterparty netting. However, we have elected to present our commodity derivative assets and liabilities with the same counterparty on a net basis on our Consolidated Balance Sheet when the legal right of offset exists. Amounts in the table below are presented in millions.

	December 31, 2020				December 31, 2019
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$71	$(314)	$318	$75	$179	$(37)	$(45)	$97
Other long-term assets, net	5	—	—	5	24	—	—	24
Derivative Liabilities
Other current liabilities	9	(40)	—	(31)	32	(56)	—	(24)
Other long-term liabilities and deferred credits	—	(32)	—	(32)	—	(12)	—	(12)
Total	$85	$(386)	$318	$17	$235	$(105)	$(45)	$85

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the terms of our outstanding interest rate derivatives as of December 31, 2020 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2023	1.38%	Cash flow hedge
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/14/2024	0.73%	Cash flow hedge

As of December 31, 2020, there was a net loss of $258 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transactions or (ii) interest expense accruals associated with underlying debt instruments. We reclassified losses of $11 million, $9 million and $5 million during years ended December 31, 2020, 2019 and 2018, respectively. Of the total net loss deferred in AOCI at December 31, 2020, we expect to reclassify a loss of $13 million to earnings in the next twelve months. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2054 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of December 31, 2020; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Year Ended December 31,
	2020	2019	2018
Interest rate derivatives, net	$(10)	$(91)	$38

At December 31, 2020, the net fair value of our interest rate hedges, which were included in “Other long-term assets” on our Consolidated Balance Sheet, totaled $46 million. At December 31, 2019, the fair value of these hedges was $44 million and included in “Other current liabilities.”

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

The following table summarizes our open forward exchange contracts as of December 31, 2020 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2021	$46	$59	$1.00 - $1.28

Forward exchange contracts that exchange USD for CAD:
	2021	$80	$104	$1.00 - $1.30

These derivatives are not designated as a hedging relationship. As such, changes in fair value are recognized in earnings as a component of Supply and Logistics segment revenues. For the years ended December 31, 2020, 2019 and 2018, the amounts recognized in earnings for our currency exchange rate hedges were a gain of less than $1 million, a gain of $8 million and a loss of $23 million, respectively.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020, the net fair value of these currency exchange rate hedges, which is included in “Other current assets” on our Consolidated Balance Sheet, totaled $2 million. At December 31, 2019, the net fair value of these currency exchange rate hedges, which was included in “Other current assets” and “Other current liabilities” on our Condensed Consolidated Balance Sheet, totaled $2 million and $1 million, respectively.

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value on our Consolidated Balance Sheets. This embedded derivative is not designated as a hedging relationship and corresponding changes in fair value are recognized in “Other income/(expense), net” in our Consolidated Statement of Operations. For the years ended December 31, 2020, 2019 and 2018 we recognized net gains of $20 million, $2 million and a net loss of $14 million, respectively. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets, totaled $14 million and $34 million at December 31, 2020 and 2019, respectively. See Note 12 for additional information regarding our Series A preferred units and the Preferred Distribution Rate Reset Option.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of December 31, 2020				Fair Value as of December 31, 2019
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(143)	$(143)	$(15)	$(301)	$42	$105	$(17)	$130
Interest rate derivatives	—	46	—	46	—	(44)	—	(44)
Foreign currency derivatives	—	2	—	2	—	1	—	1
Preferred Distribution Rate Reset Option	—	—	(14)	(14)	—	—	(34)	(34)
Total net derivative asset/(liability)	$(143)	$(95)	$(29)	$(267)	$42	$62	$(51)	$53

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

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Year Ended December 31,
	2020	2019
Beginning Balance	$(51)	$(24)
Net gains/(losses) for the period included in earnings	12	10
Settlements	10	(11)
Derivatives entered into during the period	—	(26)
Ending Balance	$(29)	$(51)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$12	$(16)

Note 14—Leases

Lessee
On January 1, 2019, we adopted ASC Topic 842, Leases (“Topic 842”), using the optional transitional method, thereby applying the new guidance at the effective date, without adjusting the comparative periods. Therefore, results for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting under ASC Topic 840, Leases (“Topic 840”). We evaluate all agreements entered into or modified after the date of adoption of Topic 842 that convey to us the use of property or equipment for a term to determine whether the agreement is or contains a lease. We lease certain property and equipment under noncancelable and cancelable operating and finance leases. Our operating leases primarily relate to railcars, office space, land, vehicles, and storage tanks, and our finance leases primarily relate to tractor trailers, land, storage tanks and vehicles. One of our finance leases is for storage tanks owned by an equity method investee, in which we own a 50% interest. For leases with an initial term of greater than 12 months, we recognize a right-of-use asset and lease liability on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. Our lease agreements have remaining lease terms ranging from one year to approximately 60 years. When applicable, this range includes additional terms associated with leases for which we are reasonably certain to exercise the option to renew and such renewal options are recognized as part of our right-of-use assets and lease liabilities. We have renewal options for leases with terms ranging from one year to 25 years that are not recognized as part of our right-of-use assets or lease liabilities as we have determined we are not reasonably certain to exercise the option to renew.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents components of lease cost, including both amounts recognized in income and amounts capitalized (in millions):

	Year Ended December 31,
Lease Cost	2020	2019
Operating lease cost	$111	$125
Short-term lease cost	31	35
Other (1) (2)	8	—
Total lease cost	$150	$160

(1)Includes finance lease costs, variable lease costs and sublease income.
(2)Includes approximately $6 million for the year ended December 31, 2020 associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

Lease cost for the year ended December 31, 2018, accounted for in accordance with Topic 840, was $199 million.

The following table presents information related to cash flows arising from lease transactions (in millions):

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$108	$116
Operating cash flows for finance leases	$5	$1
Financing cash flows for finance leases	$19	$18

Non-cash change in lease liabilities arising from obtaining new right-of-use assets or modifications:
Operating leases	$5	$77
Finance leases (1)	$32	$27

(1)Includes approximately $25 million and $12 million for the years ended December 31, 2020 and 2019, respectively, associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

Information related to the weighted-average remaining lease term and discount rate is presented in the table below:

	December 31,
	2020	2019
Weighted-average remaining lease term (in years):
Operating leases	12	11
Finance leases	9	6

Weighted-average discount rate:
Operating leases	4.5%	4.4%
Finance leases	11.1%	7.1%

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amount and location of our operating and finance lease right-of-use assets and liabilities on our Consolidated Balance Sheets (in millions):

		December 31,
Leases	Balance Sheet Location	2020	2019
Assets
Operating lease right-of-use assets	Long-term operating lease right-of-use assets, net	$378	$466

Finance lease right-of-use assets (1)	Property and equipment	$141	$124
	Accumulated depreciation	(27)	(16)
	Property and equipment, net	$114	$108

Total lease right-of-use assets		$492	$574

Liabilities
Operating lease liabilities
Current	Other current liabilities	$78	$94
Noncurrent	Long-term operating lease liabilities	317	387
Total operating lease liabilities		$395	$481

Finance lease liabilities (1)
Current	Short-term debt	$11	$18
Noncurrent	Other long-term debt, net	70	49
Total finance lease liabilities		$81	$67

Total lease liabilities		$476	$548

(1)Includes right-of-use assets of $35 million and $12 million and lease liabilities of $36 million and $12 million as of December 31, 2020 and 2019, respectively, associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the maturity of undiscounted cash flows for future minimum lease payments under noncancelable leases as of December 31, 2020 reconciled to our lease liabilities on our Consolidated Balance Sheet (amounts in millions):

	Operating	Finance (2)
Future minimum lease payments (1):
2021	$90	$18
2022	82	18
2023	62	15
2024	49	14
2025	38	11
Thereafter	237	67
Total	558	143
Less: Present value discount	(163)	(62)
Lease liabilities	$395	$81

(1)Excludes future minimum payments for short-term and other immaterial leases not included on our Consolidated Balance Sheet.
(2)Includes payments of approximately $6 million for each of the years ending 2021 through 2025 and approximately $64 million thereafter associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

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

Our Facilities and Transportation segments enter into agreements to conduct fee-based activities associated with (i) providing storage services primarily for crude oil, NGL and natural gas and (ii) transporting crude oil and NGL. Certain of these agreements convey counterparties the right to direct the operation of physically distinct assets. Such agreements include (i) fixed consideration, which is measured based on an available capacity during the period multiplied by the rate in the agreement, or (ii) a fixed monthly fee and variable consideration based on usage. These agreements often include options to extend or terminate the lease, with advance notice. These agreements are operating leases under Topic 842. For the years ended December 31, 2020 and 2019, our lease revenue was not material.

The table below presents the maturity of lease payments for operating lease agreements in effect as of December 31, 2020. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from one year to 21 years. The following table presents the undiscounted cash flows expected to be received related to these agreements (in millions):

	2021	2022	2023	2024	2025	Thereafter
Lease revenue	$40	$27	$22	$18	$16	$205

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

Pursuant to FASB guidance related to accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position and also the past administrative practices and precedents of the taxing authority. As of December 31, 2020 and 2019, we had not recognized any material amounts in connection with uncertainty in income taxes.

U.S. Federal and State Taxes

As an MLP, we are not subject to U.S. federal income taxes; rather the tax effect of our operations is passed through to our unitholders. Although we are subject to state income taxes in some states, the impact to the years ended December 31, 2020, 2019, and 2018 was immaterial.

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

Tax Components

Components of income tax expense are as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Current income tax expense:
State income tax	$—	$3	$3
Canadian federal and provincial income tax	51	109	63
Total current income tax expense	$51	$112	$66

Deferred income tax expense/(benefit):
Canadian federal and provincial income tax	$(70)	$(46)	$132
Total deferred income tax expense/(benefit)	$(70)	$(46)	$132
Total income tax expense/(benefit)	$(19)	$66	$198

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The difference between income tax expense based on the statutory federal income tax rate and our effective income tax expense is summarized as follows (in millions):

	Year Ended December 31,
	2020	2019	2018
Income/(loss) before tax	$(2,599)	$2,246	$2,414
Partnership (earnings)/loss not subject to current Canadian tax	2,221	(1,769)	(1,690)
	$(378)	$477	$724
Canadian federal and provincial corporate tax rate	24%	26%	27%
Income tax expense/(benefit) at statutory rate	$(91)	$124	$195

Canadian permanent differences and rate changes	$72	$(61)	$—
State income tax	—	3	3
Total income tax expense/(benefit)	$(19)	$66	$198

The 2020 Canadian permanent differences and rate changes are primarily related to an impairment of goodwill that was recognized during 2020. A portion of the goodwill that was impaired had no basis for Canadian income tax purposes and thus was not a deductible expense in determining taxable income, resulting in a permanent difference for Canadian tax purposes. See Note 8 for additional information regarding this impairment.

During the second quarter of 2019, the Alberta government enacted legislation that reduces the Alberta provincial corporate income tax rate from 12% to 8% over the period from July 1, 2019 through January 1, 2022. As a result, during the second quarter of 2019, we recognized a reduction of our deferred income tax liability of approximately $60 million and a corresponding deferred tax benefit. In the fourth quarter of 2020, the Alberta government changed the timing of the rate reduction to decrease the corporate income tax rate to 8% starting July 1, 2020.

Deferred tax assets and liabilities are aggregated by the applicable tax paying entity and jurisdiction and result from the following (in millions):

	December 31,
	2020	2019
Deferred tax assets:
Derivative instruments	$45	$—
Lease liabilities	39	55
Net operating losses	2	2
Other	16	16
Total deferred tax assets	102	73

Deferred tax liabilities:
Property and equipment in excess of tax values	(475)	(472)
Derivative instruments	—	(22)
Lease assets	(38)	(53)
Other	(3)	(5)
Total deferred tax liabilities	(516)	(552)
Net deferred tax liabilities	$(414)	$(479)

Balance sheet classification of deferred tax assets/(liabilities):
Other long-term assets, net	$2	$2
Other long-term liabilities and deferred credits	(416)	(481)
	$(414)	$(479)

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2020, we had foreign net operating loss carryforwards of $9 million, which will expire beginning in 2034.

Generally, tax returns for our Canadian entities are open to audit from 2016 through 2020. Our U.S. and state tax years are generally open to examination from 2017 to 2020.

As of December 31, 2020, in reference to tax years 2008 to 2015, we had received notices of reassessment (“notices”) from the Canada Revenue Agency and the Alberta Tax and Revenue Administration (the “Canadian Tax Authorities”) related primarily to transfer pricing associated with cross-border intercompany financing transactions. These notices include assessments, including penalties and interest, associated with these transfer pricing matters totaling approximately $91 million (based on the exchange rate as of December 31, 2020). Payment of a portion of the assessment is required in order to file a notice of objection to dispute the reassessment. Accordingly, we have remitted approximately $64 million (based on the exchange rate as of December 31, 2020) related to the assessments, which is included in “Other long-term assets, net,” on our Consolidated Balance Sheets. We disagree with these notices and have contested the reassessments. We intend to vigorously defend our position, and we plan to pursue all remedies available to us to successfully resolve these matters, including administrative remedies with the Canadian Tax Authorities, and judicial remedies, if necessary. As of December 31, 2020, we believe that our tax position associated with these matters is “more likely than not” to be sustained and have not recognized any amounts for uncertainty in income taxes related to these notices.

Note 16—Major Customers and Concentration of Credit Risk

Marathon Petroleum Corporation and its subsidiaries accounted for 13%, 12% and 14% of our revenues for the years ended December 31, 2020, 2019 and 2018, respectively. ExxonMobil Corporation and its subsidiaries accounted for 12%, 12% and 14% of our revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Phillips 66 Company and its subsidiaries accounted for 11% of our revenues for the year ended December 31, 2019. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2020. The majority of revenues from these customers pertain to our supply and logistics operations. The sales to these customers occur at multiple locations and we believe that the loss of these customers would have only a short-term impact on our operating results. There is risk, however, that we would not be able to identify and access a replacement market at comparable margins.

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

Note 17—Related Party Transactions

Ownership of PAGP Class C Shares

As of December 31, 2020 and 2019, we owned 547,717,762 and 549,538,139, respectively, Class C shares of PAGP. Each Class C share represents a non-economic limited partner interest in PAGP. The number of Class C shares that we own is equal to the number of outstanding common units and Series A preferred units that are entitled to vote, pro rata with the holders of PAGP Class A and Class B shares, for the election of eligible PAGP GP directors. The Class C shares function as a “pass-through” voting mechanism through which we vote at the direction of and as proxy for our common unitholders and Series A preferred unitholders in such director elections. Common units held by AAP and Series B preferred units are not entitled to vote in the election of directors.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reimbursement of Our General Partner and its Affiliates

Our general partner provides services necessary to manage and operate our business, properties and assets, including employing or retaining personnel. We do not pay our general partner a management fee, but we do reimburse our general partner for all direct and indirect costs it incurs or payments it makes on our behalf, including the costs of employee, officer and director compensation and benefits allocable to us as well as all other expenses necessary or appropriate to the conduct of our business. We record these costs on the accrual basis in the period in which our general partner incurs them. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Total costs reimbursed by us to our general partner for the years ended December 31, 2020, 2019 and 2018 were $553 million, $580 million and $494 million, respectively.

Omnibus Agreement

The Plains Entities entered into an Omnibus Agreement on November 15, 2016, which provides for the following:

•that we will pay all direct or indirect expenses of any of the PAGP Entities, other than income taxes (including, but not limited to, (i) compensation for the directors of PAGP GP, (ii) director and officer liability insurance, (iii) listing exchange fees, (iv) investor relations expenses and (v) fees related to legal, tax, financial advisory and accounting services). We paid $5 million of such expenses during the year ended December 31, 2020 and $4 million in each of the years ended December 31, 2019 and 2018;

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

As of December 31, 2020, Kayne Anderson Capital Advisors, L.P. was a principal owner. Through various transactions by an affiliate of The Energy & Minerals Group (“EMG”) in May 2019, EMG’s limited partner interest in AAP was significantly reduced, which caused EMG to lose its right to designate a representative on the board of directors of PAGP GP. As a result, EMG’s board designee, John T. Raymond, was automatically removed from the PAGP GP board. Subsequent to such removal, Mr. Raymond was elected to continue to serve as a director of the PAGP GP board. Additionally, as a result of various transactions by Oxy in September 2019, Oxy no longer holds a limited partner interest in AAP and lost its right to designate a representative on the board of directors of PAGP GP. As a result, Oxy’s board designee, Oscar Brown, was automatically removed from the PAGP GP board. Following these transactions, we no longer recognize EMG or Oxy as a principal owner.

During the three years ended December 31, 2020, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from our principal owners and their affiliated entities and our equity method investees. These transactions were conducted at posted tariff rates or prices that we believe approximate market. Included in these transactions was a crude oil buy/sell agreement that includes a multi-year minimum volume commitment.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The impact to our Consolidated Statements of Operations from these transactions is included below (in millions):

	Year Ended December 31,
	2020	2019	2018
Revenues from related parties (1)	$46	$692	$1,067

Purchases and related costs from related parties (1)	$451	$223	$410

(1)Crude oil purchases that are part of inventory exchanges under buy/sell transactions are netted with the related sales, with any margin presented in “Purchases and related costs” in our Consolidated Statements of Operations.

Our receivable and payable amounts with these related parties as reflected on our Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2020	2019
Trade accounts receivable and other receivables, net from related parties (1)	$34	$134

Trade accounts payable to related parties (1) (2)	$88	$102

(1)Includes amounts related to crude oil purchases and sales, transportation and storage services and amounts owed to us or advanced to us related to investment capital projects of equity method investees where we serve as construction manager.
(2)We have agreements to store at facilities and transport crude oil on pipelines that are owned by equity method investees, in which we own a 50% interest. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.

Note 18—Equity-Indexed Compensation Plans

Our equity-indexed compensation plans primarily include PAA LTIPs. Our LTIP awards include both liability-classified and equity-classified awards. In accordance with FASB guidance regarding share-based payments, the fair value of liability-classified LTIP awards is calculated based on the closing market price of the underlying PAA unit at each balance sheet date and adjusted for the present value of any distributions that are estimated to occur on the underlying units over the vesting period that will not be received by the award recipients. The fair value for equity-classified awards is calculated in a similar manner on the respective grant dates. These fair values are recognized as compensation expense over the service period. We have elected to recognize forfeitures of awards when they occur.

Our LTIP awards contain (i) time-based vesting criteria, (ii) performance conditions, (iii) market conditions or (iv) a combination of time-based vesting criteria and performance conditions. For awards with performance conditions, expense is accrued over the service period only if the performance condition is considered probable of occurring. When awards with performance conditions that were previously considered improbable become probable, we incur additional expense in the period that the probability assessment changes. This is necessary to bring the accrued obligation associated with these awards up to the level it would be if we had been accruing for these awards since the grant date. For awards with market conditions, the probable outcomes are determined on the respective dates that the fair values are calculated, and the resulting expense is accrued over the service period.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of the awards authorized under our LTIPs as of December 31, 2020 (in millions):

LTIP	PAA LTIP Awards Authorized
Plains All American 2013 Long-Term Incentive Plan	13.1
Plains All American PNG Successor Long-Term Incentive Plan	1.3
Plains All American GP LLC 2006 Long-Term Incentive Tracking Unit Plan	10.8
Total (1)	25.2

(1)Of the 25.2 million total awards authorized, 2.1 million awards are currently available. The remaining balance has already vested or is currently outstanding.

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

As of December 31, 2020, 9.6 million LTIP awards were outstanding. Of this amount, 6.9 million include DERs. At December 31, 2020, certain of the outstanding LTIP awards were considered probable of vesting and such awards are expected to vest at various dates between January 2021 and August 2026.

Note 19—Commitments and Contingencies

Commitments

We have commitments, some of which are leases, related to real property, equipment and operating facilities. We also incur costs associated with leased land, rights-of-way, permits and regulatory fees. Future noncancelable commitments related to these items at December 31, 2020 are summarized below (in millions):

	2021	2022	2023	2024	2025	Thereafter	Total
Leases (1)	$108	$100	$77	$63	$49	$304	$701
Other commitments (2)	312	303	285	278	252	763	2,193
Total	$420	$403	$362	$341	$301	$1,067	$2,894

(1)Includes both operating and finance leases as defined by FASB guidance. Leases are primarily for (i) railcars, (ii) office space, (iii) land, (iv) vehicles, (v) storage tanks and (vi) tractor trailers. See Note 14 for additional information.

(2)Primarily includes storage, transportation and pipeline throughput agreements, as well as certain rights-of-way easements. Expense associated with our storage, transportation and pipeline throughput agreements was approximately $265 million, $236 million and $228 million for 2020, 2019 and 2018, respectively. A majority of the storage, transportation and pipeline throughput commitments are associated with agreements to store crude oil at facilities and transport crude oil on pipelines owned by equity method investees, in which we own a 50% interest, at posted tariff rates or prices that we believe approximate market. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

At December 31, 2020, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $141 million, of which $94 million was classified as short-term and $47 million was classified as long-term. At December 31, 2019, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident) totaled $140 million, of which $60 million was classified as short-term and $80 million was classified as long-term. Such short-term liabilities are reflected in “Trade accounts payable” and “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets. At December 31, 2020, we had recorded receivables totaling $97 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, of which $96 million was classified as short-term and $1 million was classified as long-term. At December 31, 2019, we had recorded $72 million of such receivables, of which $35 million was classified as short-term and $37 million was classified as long-term. Such short- and long-term receivables are reflected in “Trade accounts receivable and other receivables, net” and “Other long-term assets, net,” respectively, on our Consolidated Balance Sheets.

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

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015, we experienced a crude oil release from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. A portion of the released crude oil reached the Pacific Ocean at Refugio State Beach through a drainage culvert. Following the release, we shut down the pipeline and initiated our emergency response plan. A Unified Command, which included the United States Coast Guard, the EPA, the State of California Department of Fish and Wildlife (“CDFW”), the California Office of Spill Prevention and Response and the Santa Barbara Office of Emergency Management, was established for the response effort. Clean-up and remediation operations with respect to impacted shoreline and other areas has been determined by the Unified Command to be complete, and the Unified Command has been dissolved. Our estimate of the amount of oil spilled, based on relevant facts, data and information, and as set forth in the Consent Decree described below, is approximately 2,934 barrels; of this amount, we estimate that 598 barrels reached the Pacific Ocean.

As a result of the Line 901 incident, several governmental agencies and regulators initiated investigations into the Line 901 incident, various claims have been made against us and a number of lawsuits have been filed against us, the majority of which have been resolved. Set forth below is a brief summary of actions and matters that are currently pending or recently resolved:

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As the “responsible party” for the Line 901 incident we are liable for various costs and for certain natural resource damages under the Oil Pollution Act. In this regard, following the Line 901 incident, we entered into a cooperative Natural Resource Damage Assessment (“NRDA”) process with the federal and state agencies designated or authorized by law to act as trustees for the natural resources of the United States and the State of California (collectively, the “Trustees”). Additionally, various government agencies sought to collect civil fines and penalties under applicable state and federal regulations. On March 13, 2020, the United States and the People of the State of California filed a civil complaint against Plains All American Pipeline, L.P. and Plains Pipeline L.P. along with a pre-negotiated settlement agreement in the form of a Consent Decree (the “Consent Decree”) that was signed by the United States Department of Justice, Environmental and Natural Resources Division, the United States Department of Transportation, Pipeline and Hazardous Materials Safety Administration, the EPA, CDFW, the California Department of Parks and Recreation, the California State Lands Commission, the California Department of Forestry and Fire Protection’s Office of the State Fire Marshal, Central Coast Regional Water Quality Control Board, and Regents of the University of California. The Consent Decree was approved and entered by the Federal District Court for the Central District of California on October 14, 2020. Pursuant to the terms of the Consent Decree, Plains paid $24 million in civil penalties and $22.325 million as compensation for injuries to, destruction of, loss of, or loss of use of natural resources resulting from the Line 901 incident. The Consent Decree also contains requirements for implementing certain agreed-upon injunctive relief, as well as requirements for potentially restarting Line 901 and the Sisquoc to Pentland portion of Line 903. The Consent Decree resolved all claims asserted by the regulatory agencies.

Following an investigation and grand jury proceedings, in May of 2016, PAA was charged by a California state grand jury, pursuant to an indictment filed in California Superior Court, Santa Barbara County (the “May 2016 Indictment”), with alleged violations of California law in connection with the Line 901 incident. Fifteen charges from the May 2016 Indictment were the subject of a jury trial in California Superior Court in Santa Barbara County, and the jury returned a verdict on September 7, 2018, pursuant to which we were (i) found guilty on one felony discharge count and eight misdemeanor counts (which included one reporting count, one strict liability discharge count and six strict liability animal takings counts) and (ii) found not guilty on one strict liability animal takings count. The remaining counts were subsequently dismissed by the Court. On April 25, 2019, PAA was sentenced to pay fines and penalties in the aggregate amount of just under $3.35 million for the convictions covered by the September 2018 jury verdict (the “2019 Sentence”). The fines and penalties imposed in connection with the 2019 Sentence have been paid. The only pending matter relating to these proceedings is that the Superior Court indicated that it would conduct further hearings on the issue of whether there were any “direct victims” of the spill that are entitled to restitution under applicable law.

Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We received a number of claims through the claims line and we have processed those claims and made payments as appropriate. Nine class action lawsuits were filed against us; however, after various claims were either dismissed or consolidated, two proceedings remain pending in the United States District Court for the Central District of California. In the first proceeding, the plaintiffs claim two different classes of claimants were damaged by the release: (i) commercial fishermen who landed fish in certain specified fishing blocks in the waters off the coast of Southern California or persons or businesses who resold commercial seafood caught in those areas; and (ii) owners and lessees of residential beachfront properties, or properties with a private easement to a beach, where plaintiffs claim oil from the spill washed up. We are vigorously defending against those claims. A September 2020 trial date initially set by the Court has been postponed indefinitely due to COVID-19 related trial suspensions. In the second proceeding, the plaintiffs seek a declaratory judgment that Plains’ right-of-way agreements would not allow Plains to lay a new pipeline to replace Line 901 and/or the non-operating segment of Line 903 without paying additional compensation. No trial date has been set in that action.

In addition, four unitholder derivative lawsuits were filed by certain purported investors in the Partnership against PAGP and certain of the Partnership’s affiliates, officers and directors. After various claims were either dismissed or consolidated, one proceeding against PAGP remains pending in Delaware Chancery Court. Generally, the plaintiffs claim that PAGP failed to exercise proper oversight over the Partnership’s pipeline integrity efforts. We will vigorously defend the claim. No trial date has been set in this action.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

We have also received several other individual lawsuits and claims from companies, governmental agencies and individuals alleging damages arising out of the Line 901 incident. These lawsuits and claims generally seek restitution, compensatory and punitive damages, and/or injunctive relief. The majority of these lawsuits have been settled or dismissed by the court. Remaining claims include claims for lost revenue or profit asserted by a former oil producer that declared bankruptcy and shut in its offshore production platform following the Line 901 incident, a state agency that received royalties on oil produced from that platform until it was abandoned by its owner, and various companies and individuals who provided labor, goods, or services associated with oil production activities they claim were disrupted following the Line 901 incident. The courts have not finally resolved whether those claims are legally viable; however, if necessary, we will mount vigorous defenses to them. We may be subject to additional claims and lawsuits, which could materially impact the liabilities and costs we currently expect to incur as a result of the Line 901 incident.

Taking the foregoing into account, as of December 31, 2020, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $460 million, which estimate includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree and certain third-party claims settlements, as well as estimates for certain legal fees. We accrue such estimates of aggregate total costs to “Field operating costs” in our Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third-party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of December 31, 2020, we had a remaining undiscounted gross liability of $86 million related to this event, which is reflected in “Trade accounts payable” and “Other current liabilities” on our Consolidated Balance Sheet. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through December 31, 2020, we had collected, subject to customary reservations, $245 million out of the approximate $335 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of December 31, 2020, we have recognized a receivable of approximately $90 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Such amount is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Consolidated Balance Sheet. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as legal, professional and regulatory costs during future periods.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Quarterly Financial Data (Unaudited)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total (1)

	(in millions, except per unit data)
2020
Total revenues	$8,269	$3,225	$5,833	$5,963	$23,290
Gross margin (2)	$(189)	$282	$314	$5	$411
Operating income/(loss)	$(2,773)	$210	$253	$(65)	$(2,375)
Net income/(loss)	$(2,845)	$144	$146	$(25)	$(2,580)
Net income/(loss) attributable to PAA	$(2,847)	$142	$143	$(28)	$(2,590)
Basic net income/(loss) per common unit	$(3.98)	$0.13	$0.13	$(0.11)	$(3.83)
Diluted net income/(loss) per common unit	$(3.98)	$0.13	$0.13	$(0.11)	$(3.83)
Cash distributions per common unit (3)	$0.36	$0.18	$0.18	$0.18	$0.90

2019
Total revenues	$8,375	$8,253	$7,886	$9,154	$33,669
Gross margin (2)	$790	$526	$566	$403	$2,285
Operating income	$714	$451	$492	$331	$1,988
Net income	$970	$448	$454	$307	$2,180
Net income attributable to PAA	$970	$446	$449	$306	$2,171
Basic net income per common unit	$1.26	$0.54	$0.55	$0.35	$2.70
Diluted net income per common unit	$1.20	$0.54	$0.55	$0.35	$2.65
Cash distributions per common unit (3)	$0.30	$0.36	$0.36	$0.36	$1.38

(1)The sum of the four quarters may not equal the total year due to rounding.
(2)Gross margin is calculated as Total revenues less (i) Purchases and related costs, (ii) Field operating costs, (iii) Depreciation and amortization and (iv) (Gains)/losses on asset sales and asset impairments, net.
(3)Represents cash distributions declared and paid in the period presented.

The quarterly financial data in the table above includes the impact of:
•impairments of long-lived assets of $446 million and $95 million in the first and fourth quarter of 2020, respectively, as well as $167 million of non-cash impairments recognized upon classification to assets held for sale during the first quarter of 2020. Such amounts are reflected in “(Gains)/losses on asset sales and asset impairments, net” in our Consolidated Statement of Operations. See Note 6 for additional information;
•goodwill impairment losses of $2.515 billion in the first quarter of 2020, which is reflected in “Goodwill impairment losses” in our Consolidated Statement of Operations. See Note 8 for additional information; and
•other-than-temporary impairments of certain of our investments in unconsolidated entities of $69 million and $91 million in the second and third quarter of 2020, respectively, as well as a write-down of certain of our investments of $43 million in the first quarter of 2020. The first and third quarter of 2019 include a gain on our investment in Capline LLC of $267 million and $2 million, respectively. Such amounts are reflected in “Gain on/(impairment of) investments in unconsolidated entities, net” in our Consolidated Statements of Operations. See Note 9 for additional information.

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

Segment Adjusted EBITDA excludes depreciation and amortization. As an MLP, we make quarterly distributions of our “available cash” (as defined in our partnership agreement) to our unitholders. We look at each period’s earnings before non-cash depreciation and amortization as an important measure of segment performance. The exclusion of depreciation and amortization expense could be viewed as limiting the usefulness of Segment Adjusted EBITDA as a performance measure because it does not account in current periods for the implied reduction in value of our capital assets, such as crude oil pipelines and facilities, caused by age-related decline and wear and tear. We compensate for this limitation by recognizing that depreciation and amortization are largely offset by repair and maintenance investments, which act to partially offset the aging and wear and tear in the value of our principal fixed assets. These maintenance investments are a component of field operating costs included in Segment Adjusted EBITDA or in maintenance capital, depending on the nature of the cost. Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as investment capital. Capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as maintenance capital, which is deducted in determining “available cash.” Repair and maintenance expenditures incurred in order to maintain the day to day operation of our existing assets are charged to expense as incurred.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain financial data for each segment (in millions):

	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Year Ended December 31, 2020
Revenues:
External customers (1)	$1,016	$622	$22,058	$(406)	$23,290
Intersegment (2)	1,004	516	1	406	1,927
Total revenues of reportable segments	$2,020	$1,138	$22,059	$—	$25,217
Equity earnings in unconsolidated entities	$350	$5	$—		$355
Segment Adjusted EBITDA	$1,616	$731	$210		$2,557
Investment and acquisition capital (3)	$981	$173	$77		$1,231
Maintenance capital	$136	$51	$29		$216

As of December 31, 2020
Total assets	$13,631	$5,845	$5,021		$24,497
Investments in unconsolidated entities	$3,642	$122	$—		$3,764

	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Year Ended December 31, 2019
Revenues:
External customers (1)	$1,259	$609	$32,272	$(471)	$33,669
Intersegment (2)	1,061	562	4	471	2,098
Total revenues of reportable segments	$2,320	$1,171	$32,276	$—	$35,767
Equity earnings in unconsolidated entities	$388	$—	$—		$388
Segment Adjusted EBITDA	$1,722	$705	$803		$3,230
Investment and acquisition capital (3)	$1,127	$227	$33		$1,387
Maintenance capital	$161	$97	$29		$287

As of December 31, 2019
Total assets	$14,902	$7,336	$6,439		$28,677
Investments in unconsolidated entities	$3,557	$126	$—		$3,683

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Year Ended December 31, 2018
Revenues:
External customers (1)	$1,116	$588	$32,819	$(468)	$34,055
Intersegment (2)	874	573	3	468	1,918
Total revenues of reportable segments	$1,990	$1,161	$32,822	$—	$35,973
Equity earnings in unconsolidated entities	$375	$—	$—		$375
Segment Adjusted EBITDA	$1,508	$711	$462		$2,681
Investment and acquisition capital (3)	$1,631	$234	$23		$1,888
Maintenance capital	$139	$100	$13		$252

As of December 31, 2018
Total assets	$13,288	$7,200	$5,023		$25,511
Investments in unconsolidated entities	$2,594	$108	$—		$2,702

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
(3)Investment and acquisition capital expenditures, including investments in unconsolidated entities.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Segment Adjusted EBITDA Reconciliation
The following table reconciles Segment Adjusted EBITDA to Net income/(loss) attributable to PAA (in millions):

	Year Ended December 31,
	2020	2019	2018
Segment Adjusted EBITDA	$2,557	$3,230	$2,681
Adjustments (1):
Depreciation and amortization of unconsolidated entities (2)	(73)	(62)	(56)
Gains/(losses) from derivative activities, net of inventory valuation adjustments (3)	(480)	(160)	519
Long-term inventory costing adjustments (4)	(44)	20	(21)
Deficiencies under minimum volume commitments, net (5)	(74)	18	(7)
Equity-indexed compensation expense (6)	(19)	(17)	(55)
Net gain/(loss) on foreign currency revaluation (7)	3	(14)	(3)
Line 901 incident (8)	—	(10)	—
Significant acquisition-related expenses (9)	(3)	—	—
Depreciation and amortization	(653)	(601)	(520)
Gains/(losses) on asset sales and asset impairments, net	(719)	(28)	114
Goodwill impairment losses	(2,515)	—	—
Gain on/(impairment of) investments in unconsolidated entities, net	(182)	271	200
Interest expense, net	(436)	(425)	(431)
Other income/(expense), net	39	24	(7)
Income/(loss) before tax	(2,599)	2,246	2,414
Income tax (expense)/benefit	19	(66)	(198)
Net income/(loss)	(2,580)	2,180	2,216
Net income attributable to noncontrolling interests	(10)	(9)	—
Net income/(loss) attributable to PAA	$(2,590)	$2,171	$2,216

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(5)We, and certain of our equity method investments, have certain agreements that require counterparties to deliver, transport or throughput a minimum volume over an agreed upon period. Substantially all of such agreements were entered into with counterparties to economically support the return on our capital expenditure necessary to construct the related asset. Some of these agreements include make-up rights if the minimum volume is not met. We record a receivable from the counterparty in the period that services are provided or when the transaction occurs, including amounts for deficiency obligations from counterparties associated with minimum volume commitments. If a counterparty has a make-up right associated with a deficiency, we defer the revenue attributable to the counterparty’s make-up right and subsequently recognize the revenue at the earlier of when the deficiency volume is delivered or shipped, when the make-up right expires or when it is determined that the counterparty’s ability to utilize the make-up right is remote. We include the impact of amounts billed to counterparties for their deficiency obligation, net of applicable amounts subsequently recognized into revenue, as a selected item impacting comparability. Our CODM views the inclusion of the contractually committed revenues associated with that period as meaningful to Segment Adjusted EBITDA as the related asset has been constructed, is standing ready to provide the committed service and the fixed operating costs are included in the current period results.
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
(9)Includes acquisition-related expenses associated with the Felix Midstream LLC acquisition. See Note 7 for additional discussion. An adjustment for these non-recurring expenses is included in the calculation of Segment Adjusted EBITDA for the year ended December 31, 2020 as our CODM does not view such expenses as integral to understanding our core segment operating performance.

Geographic Data

We have operations in the United States and Canada. Set forth below are revenues and long-lived assets attributable to these geographic areas (in millions):

	Year Ended December 31,
Revenues (1)	2020	2019	2018
United States	$17,942	$27,162	$28,362
Canada	5,348	6,507	5,693
	$23,290	$33,669	$34,055

(1)Revenues are primarily attributed to each region based on where the services are provided or the product is shipped.

	December 31,
Long-Lived Assets (1)	2020	2019
United States	$16,887	$17,565
Canada	3,892	3,935
	$20,779	$21,500

(1)Excludes long-term derivative assets, long-term deferred tax assets and goodwill.