Form 10-Q
period 2021-06-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2021-08-06
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of July 30, 2021, there were 717,371,576 Common Units outstanding.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$24	$22
Restricted cash	7	38
Trade accounts receivable and other receivables, net	3,897	2,553
Inventory	675	647
Other current assets	1,073	405
Total current assets	5,676	3,665

PROPERTY AND EQUIPMENT	17,543	18,585
Accumulated depreciation	(4,092)	(3,974)
Property and equipment, net	13,451	14,611

OTHER ASSETS
Investments in unconsolidated entities	3,745	3,764
Linefill and base gas	909	982
Long-term operating lease right-of-use assets, net	344	378
Long-term inventory	210	130
Other long-term assets, net	1,056	967
Total assets	$25,391	$24,497

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$4,112	$2,437
Short-term debt	1,456	831
Other current liabilities	595	985
Total current liabilities	6,163	4,253

LONG-TERM LIABILITIES
Senior notes, net	8,326	9,071
Other long-term debt, net	63	311
Long-term operating lease liabilities	289	317
Other long-term liabilities and deferred credits	910	807
Total long-term liabilities	9,588	10,506

COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS’ CAPITAL
Series A preferred unitholders (71,090,468 and 71,090,468 units outstanding, respectively)	1,505	1,505
Series B preferred unitholders (800,000 and 800,000 units outstanding, respectively)	787	787
Common unitholders (717,371,576 and 722,380,416 units outstanding, respectively)	7,203	7,301
Total partners’ capital excluding noncontrolling interests	9,495	9,593
Noncontrolling interests	145	145
Total partners’ capital	9,640	9,738
Total liabilities and partners’ capital	$25,391	$24,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
REVENUES
Supply and Logistics segment revenues	$9,623	$2,925	$17,706	$10,833
Transportation segment revenues	162	151	299	338
Facilities segment revenues	145	149	308	323
Total revenues	9,930	3,225	18,313	11,494

COSTS AND EXPENSES
Purchases and related costs	9,277	2,525	16,669	9,893
Field operating costs	252	253	471	557
General and administrative expenses	72	72	139	141
Depreciation and amortization	196	166	374	333
(Gains)/losses on asset sales and asset impairments, net	369	(1)	370	618
Goodwill impairment losses	—	—	—	2,515
Total costs and expenses	10,166	3,015	18,023	14,057

OPERATING INCOME/(LOSS)	(236)	210	290	(2,563)

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	33	81	121	191
Gain on/(impairment of) investments in unconsolidated entities, net	—	(69)	—	(91)
Interest expense (net of capitalized interest of $5, $5, $10 and $11, respectively)	(107)	(108)	(213)	(215)
Other income/(expense), net	84	18	23	(13)

INCOME/(LOSS) BEFORE TAX	(226)	132	221	(2,691)
Current income tax expense	(1)	(15)	(3)	(22)
Deferred income tax (expense)/benefit	11	27	(11)	12

NET INCOME/(LOSS)	(216)	144	207	(2,701)
Net income attributable to noncontrolling interests	(4)	(2)	(5)	(4)
NET INCOME/(LOSS) ATTRIBUTABLE TO PAA	$(220)	$142	$202	$(2,705)

NET INCOME/(LOSS) PER COMMON UNIT (NOTE 4):
Net income/(loss) allocated to common unitholders — Basic and Diluted	$(269)	$92	$103	$(2,805)
Basic and diluted weighted average common units outstanding	720	728	721	728
Basic and diluted net income/(loss) per common unit	$(0.37)	$0.13	$0.14	$(3.85)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net income/(loss)	$(216)	$144	$207	$(2,701)
Other comprehensive income/(loss)	—	116	108	(212)
Comprehensive income/(loss)	(216)	260	315	(2,913)
Comprehensive income attributable to noncontrolling interests	(4)	(2)	(5)	(4)
Comprehensive income/(loss) attributable to PAA	$(220)	$258	$310	$(2,917)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2020	$(258)	$(657)	$(3)	$(918)

Reclassification adjustments	6	—	—	6
Unrealized gain on hedges	29	—	—	29
Currency translation adjustments	—	73	—	73
Total period activity	35	73	—	108
Balance at June 30, 2021	$(223)	$(584)	$(3)	$(810)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2019	$(259)	$(674)	$—	$(933)

Reclassification adjustments	5	—	—	5
Unrealized loss on hedges	(61)	—	—	(61)
Currency translation adjustments	—	(157)	—	(157)
Other	—	—	1	1
Total period activity	(56)	(157)	1	(212)
Balance at June 30, 2020	$(315)	$(831)	$1	$(1,145)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$207	$(2,701)
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	374	333
(Gains)/losses on asset sales and asset impairments, net	370	618
Goodwill impairment losses	—	2,515
Inventory valuation adjustments	—	232
Deferred income tax expense/(benefit)	11	(12)
(Gain)/loss on foreign currency revaluation	(15)	23
Settlement of terminated interest rate hedging instruments	—	(100)
Change in fair value of Preferred Distribution Rate Reset Option (Note 8)	(9)	(17)
Equity earnings in unconsolidated entities	(121)	(191)
Distributions on earnings from unconsolidated entities	211	236
(Gain on)/impairment of investments in unconsolidated entities, net	—	91
Other	27	14
Changes in assets and liabilities, net of acquisitions	(29)	(67)
Net cash provided by operating activities	1,026	974

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(32)	(308)
Investments in unconsolidated entities	(71)	(314)
Additions to property, equipment and other	(182)	(472)
Proceeds from sales of assets	22	245
Other investing activities	(20)	(9)
Net cash used in investing activities	(283)	(858)

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under commercial paper program (Note 6)	(159)	(93)
Net repayments under senior secured hedged inventory facility (Note 6)	(167)	(325)
Proceeds from the issuance of senior notes	—	748
Repayments of senior notes	—	(17)
Repurchase of common units (Note 7)	(53)	—
Distributions paid to Series A preferred unitholders (Note 7)	(74)	(74)
Distributions paid to Series B preferred unitholders (Note 7)	(25)	(25)
Distributions paid to common unitholders (Note 7)	(260)	(393)
Other financing activities	(36)	94
Net cash used in financing activities	(774)	(85)
Effect of translation adjustment	2	(9)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(29)	22
Cash and cash equivalents and restricted cash, beginning of period	60	82
Cash and cash equivalents and restricted cash, end of period	$31	$104
Cash paid for:
Interest, net of amounts capitalized	$202	$213
Income taxes, net of amounts refunded	$27	$51

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2020	$1,505	$787	$7,301	$9,593	$145	$9,738
Net income	74	25	103	202	5	207
Distributions (Note 7)	(74)	(25)	(260)	(359)	(6)	(365)
Other comprehensive income	—	—	108	108	—	108
Repurchase of common units (Note 7)	—	—	(53)	(53)	—	(53)
Contributions from noncontrolling interests	—	—	—	—	1	1
Other	—	—	4	4	—	4
Balance at June 30, 2021	$1,505	$787	$7,203	$9,495	$145	$9,640

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at March 31, 2021	$1,505	$787	$7,651	$9,943	$141	$10,084
Net income/(loss)	37	12	(269)	(220)	4	(216)
Distributions (Note 7)	(37)	(12)	(130)	(179)	—	(179)
Repurchase of common units (Note 7)	—	—	(50)	(50)	—	(50)
Other	—	—	1	1	—	1
Balance at June 30, 2021	$1,505	$787	$7,203	$9,495	$145	$9,640

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(continued)
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2019	$1,505	$787	$10,770	$13,062	$133	$13,195
Net income/(loss)	74	25	(2,804)	(2,705)	4	(2,701)
Distributions	(74)	(25)	(393)	(492)	(4)	(496)
Other comprehensive loss	—	—	(212)	(212)	—	(212)
Contributions from noncontrolling interests	—	—	—	—	10	10
Other	—	—	6	6	—	6
Balance at June 30, 2020	$1,505	$787	$7,367	$9,659	$143	$9,802

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at March 31, 2020	$1,505	$787	$7,287	$9,579	$143	$9,722
Net income	37	12	93	142	2	144
Distributions	(37)	(12)	(131)	(180)	(4)	(184)
Other comprehensive income	—	—	116	116	—	116
Contributions from noncontrolling interests	—	—	—	—	2	2
Other	—	—	2	2	—	2
Balance at June 30, 2020	$1,505	$787	$7,367	$9,659	$143	$9,802

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

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of June 30, 2021, AAP also owned a limited partner interest in us through its ownership of approximately 245.0 million of our common units (approximately 31% of our total outstanding common units and Series A preferred units combined). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at June 30, 2021, owned an approximate 79% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

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

The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2021 should not be taken as indicative of results to be expected for the entire year.

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

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$24	$22
Restricted cash	7	38
Total cash and cash equivalents and restricted cash	$31	$60

Property and Equipment

During the first quarter of 2021, we modified the useful lives of certain of our Pipelines and related facilities and Storage, terminal and rail facilities to useful lives of 10 to 50 years from useful lives of 10 to 70 years to reflect current expectations given our future operating and commercial outlook. These depreciable life adjustments will prospectively increase depreciation expense. For the three and six months ended June 30, 2021, these reductions in useful lives increased depreciation expense by approximately $18 million and $36 million, respectively, which resulted in a decrease to both basic and diluted net income per common unit of approximately $0.02 for the three months ended June 30, 2021 and approximately $0.05 for the six months ended June 30, 2021 from what these amounts would have been absent the change in useful lives.

Recent Accounting Pronouncements

Except as discussed below and in our 2020 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2021 that are of significance or potential significance to us.

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

The following tables present our Supply and Logistics, Transportation and Facilities segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Supply and Logistics segment revenues from contracts with customers
Crude oil transactions	$9,619	$2,928	$17,331	$10,251
NGL and other transactions	285	127	969	555
Total Supply and Logistics segment revenues from contracts with customers	$9,904	$3,055	$18,300	$10,806

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Transportation segment revenues from contracts with customers
Tariff activities:
Crude oil pipelines	$462	$405	$859	$917
NGL pipelines	27	26	53	52
Total tariff activities	489	431	912	969
Trucking	20	22	42	57
Total Transportation segment revenues from contracts with customers	$509	$453	$954	$1,026

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Facilities segment revenues from contracts with customers
Crude oil, NGL and other terminalling and storage	$154	$176	$324	$357
NGL and natural gas processing and fractionation	70	80	142	190
Rail load / unload	8	8	20	22
Total Facilities segment revenues from contracts with customers	$232	$264	$486	$569

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

Three Months Ended June 30, 2021	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$509	$232	$9,904	$10,645
Other items in revenues	44	12	(281)	(225)
Total revenues of reportable segments	$553	$244	$9,623	$10,420
Intersegment revenues				(490)
Total revenues				$9,930

Three Months Ended June 30, 2020	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$453	$264	$3,055	$3,772
Other items in revenues	4	12	(130)	(114)
Total revenues of reportable segments	$457	$276	$2,925	$3,658
Intersegment revenues				(433)
Total revenues				$3,225

Six Months Ended June 30, 2021	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$954	$486	$18,300	$19,740
Other items in revenues	85	29	(593)	(479)
Total revenues of reportable segments	$1,039	$515	$17,707	$19,261
Intersegment revenues				(948)
Total revenues				$18,313

Six Months Ended June 30, 2020	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$1,026	$569	$10,806	$12,401
Other items in revenues	10	20	28	58
Total revenues of reportable segments	$1,036	$589	$10,834	$12,459
Intersegment revenues				(965)
Total revenues				$11,494

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

Counterparty Deficiencies	Financial Statement Classification	June 30, 2021	December 31, 2020
Billed and collected	Liability	$54	$73
Unbilled (1)	N/A	21	4
Total		$75	$77

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

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the change in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2020	$501
Amounts recognized as revenue (1)	(384)
Additions	22
Balance at June 30, 2021	$139

(1)Includes approximately $361 million associated with crude oil sales agreements that were entered into in the fourth quarter of 2020 in conjunction with storage arrangements and inventory exchanges, which were settled in the first quarter of 2021.

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that exist as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of June 30, 2021 (in millions):

	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$92	$174	$174	$151	$129	$461
Storage, terminalling and throughput agreement revenues	139	223	155	118	57	229
Total	$231	$397	$329	$269	$186	$690

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

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At June 30, 2021 and December 31, 2020, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2021	December 31, 2020
Trade accounts receivable arising from revenues from contracts with customers	$3,177	$2,317
Other trade accounts receivables and other receivables (1)	4,807	2,818
Impact due to contractual rights of offset with counterparties	(4,087)	(2,582)
Trade accounts receivable and other receivables, net	$3,897	$2,553

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

The diluted weighted average number of common units is computed based on the weighted average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units and (ii) our equity-indexed compensation plan awards. When applying the if-converted method prescribed by FASB guidance, the possible conversion of approximately 71 million Series A preferred units, on a weighted-average basis, were excluded from the calculation of diluted net income/(loss) per common unit for the three and six months ended June 30, 2021 and 2020 as the effect was antidilutive for each period. Our equity-indexed compensation plan awards that contemplate the issuance of common units are considered potentially dilutive unless (i) they become vested only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. Equity-indexed compensation plan awards that are deemed to be dilutive during the period are reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. For the three months ended June 30, 2020 and the six months ended June 30, 2021, equity-indexed compensation awards were dilutive; however, the approximately 0.1 million and 0.4 million awards, respectively, on a weighted-average basis, did not change the presentation of diluted weighted average common units outstanding or diluted net income per common unit for the period presented. For the three months ended June 30, 2021 and the six months ended June 30, 2020, approximately 0.7 million and 0.5 million equity-indexed compensation plan awards, respectively, on a weighted-average basis, were excluded from the computation of diluted net loss per common unit as the effect was antidilutive. See Note 18 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for a discussion of our equity-indexed compensation plan awards.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income/(loss) per common unit (in millions, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and Diluted Net Income/(Loss) per Common Unit
Net income/(loss) attributable to PAA	$(220)	$142	$202	$(2,705)
Distributions to Series A preferred unitholders	(37)	(37)	(74)	(74)
Distributions to Series B preferred unitholders	(12)	(12)	(25)	(25)
Distributions to participating securities	—	(1)	—	(1)
Net income/(loss) allocated to common unitholders (1)	$(269)	$92	$103	$(2,805)

Basic and diluted weighted average common units outstanding	720	728	721	728

Basic and diluted net income/(loss) per common unit	$(0.37)	$0.13	$0.14	$(3.85)

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

Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	June 30, 2021				December 31, 2020
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	9,674	barrels	$508	$52.51	13,450	barrels	$441	$32.79
NGL	7,097	barrels	162	$22.83	12,302	barrels	199	$16.18
Other	N/A		5	N/A	N/A		7	N/A
Inventory subtotal			675				647

Linefill and base gas
Crude oil	15,164	barrels	864	$56.98	14,669	barrels	828	$56.45
NGL	1,636	barrels	45	$27.51	1,640	barrels	44	$26.83
Natural gas (2)	—	Mcf	—	$—	25,576	Mcf	110	$4.30
Linefill and base gas subtotal			909				982

Long-term inventory
Crude oil	2,699	barrels	183	$67.80	2,499	barrels	111	$44.42
NGL	1,258	barrels	27	$21.46	1,185	barrels	19	$16.03
Long-term inventory subtotal			210				130

Total			$1,794				$1,759

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)As of June 30, 2021, $110 million of base gas was classified as held for sale on our Condensed Consolidated Balance Sheet (in “Other current assets”) related to the sale of our Pine Prairie and Southern Pines natural gas storage facilities, which closed on August 2, 2021. See Note 12 for additional information.

Note 6—Debt

Debt consisted of the following (in millions):

	June 30, 2021	December 31, 2020
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 0.4% and 0.7%, respectively (1)	$388	$547
Senior secured hedged inventory facility, bearing a weighted-average interest rate of 1.2% (1)	—	167
Senior notes:
3.65% senior notes due June 2022	750	—
GO Zone term loans, net of debt issuance costs of $1, bearing a weighted-average interest rate of 1.3% (2)	199	—
Other	119	117
Total short-term debt	1,456	831

LONG-TERM DEBT
Senior notes, net of unamortized discounts and debt issuance costs of $57 and $62, respectively	8,326	9,071
GO Zone term loans, net of debt issuance costs of $1, bearing a weighted-average interest rate of 1.3%	—	199
Other	63	112
Total long-term debt	8,389	9,382
Total debt (3)	$9,845	$10,213

(1)We classified these commercial paper notes as short-term as of June 30, 2021 and December 31, 2020, respectively, and these credit facility borrowings as short-term as of December 31, 2020, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)The GO Zone term loans were initially assumed by one of our subsidiaries in connection with the acquisition of the Southern Pines natural gas storage facility. In connection with the sale of that facility, the loans were repaid on August 2, 2021. See Note 12 for additional information.
(3)Our fixed-rate senior notes had a face value of approximately $9.1 billion at both June 30, 2021 and December 31, 2020. We estimated the aggregate fair value of these notes as of June 30, 2021 and December 31, 2020 to be approximately $10.0 billion and $9.9 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under our credit facilities, commercial paper program and GO Zone term loans approximates fair value as interest rates reflect current market rates. The fair value estimates for our senior notes, credit facilities, commercial paper program and GO Zone term loans are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings and Repayments

Total borrowings under our credit facilities and commercial paper program for the six months ended June 30, 2021 and 2020 were approximately $26.1 billion and $12.6 billion, respectively. Total repayments under our credit facilities and commercial paper program were approximately $26.4 billion and $13.0 billion for the six months ended June 30, 2021 and 2020, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

 Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At June 30, 2021 and December 31, 2020, we had outstanding letters of credit of $81 million and $129 million, respectively.

Note 7—Partners’ Capital and Distributions

Units Outstanding

The following tables present the activity for our preferred and common units:

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2020	71,090,468	800,000	722,380,416
Repurchase and cancellation of common units under Common Equity Repurchase Program (1)	—	—	(350,000)
Issuances of common units under equity-indexed compensation plans	—	—	25,431
Outstanding at March 31, 2021	71,090,468	800,000	722,055,847
Repurchase and cancellation of common units under Common Equity Repurchase Program	—	—	(4,940,592)
Issuances of common units under equity-indexed compensation plans	—	—	256,321
Outstanding at June 30, 2021	71,090,468	800,000	717,371,576

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2019	71,090,468	800,000	728,028,576
Issuances of common units under equity-indexed compensation plans	—	—	24,431
Outstanding at March 31, 2020	71,090,468	800,000	728,053,007
Issuances of common units under equity-indexed compensation plans	—	—	47,391
Outstanding at June 30, 2020	71,090,468	800,000	728,100,398

(1)Trades for these units were executed in late December 2020, but settled in early January 2021.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Equity Repurchase Program

We repurchased 5,290,592 common units under our Common Equity Repurchase Program (the “Program”) through open market purchases that settled during the six months ended June 30, 2021. The total purchase price of these repurchases was $53 million, including commissions and fees. The repurchased common units were canceled immediately upon acquisition, as were the PAGP Class C shares held by us associated with the repurchased common units. At June 30, 2021, the remaining available capacity under the Program was $397 million. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for additional information regarding the Program.

Distributions

Series A Preferred Unit Distributions. The following table details distributions to our Series A preferred unitholders paid during or pertaining to the first six months of 2021 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
August 13, 2021 (1)	$37	$0.525
May 14, 2021	$37	$0.525
February 12, 2021	$37	$0.525

(1)Payable to unitholders of record at the close of business on July 30, 2021 for the period from April 1, 2021 through June 30, 2021. At June 30, 2021, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

Series B Preferred Unit Distributions. Distributions on our Series B preferred units are payable semi-annually in arrears on the 15th day of May and November. The following table details distributions paid to our Series B preferred unitholders (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 17, 2021	$24.5	$30.625

At June 30, 2021, approximately $6 million of accrued distributions payable to our Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

Common Unit Distributions. The following table details distributions to our common unitholders paid during or pertaining to the first six months of 2021 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
August 13, 2021 (1)	$85	$44	$129	$0.18
May 14, 2021	$86	$44	$130	$0.18
February 12, 2021	$86	$44	$130	$0.18

(1)Payable to unitholders of record at the close of business on July 30, 2021 for the period from April 1, 2021 through June 30, 2021.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests in Subsidiaries

During the six months ended June 30, 2021, we paid distributions of $6 million to noncontrolling interests in Red River Pipeline Company LLC.

Note 8—Derivatives and Risk Management Activities

We identify the risks that underlie our core business activities and use risk management strategies to mitigate those risks when we determine that there is value in doing so. We use various derivative instruments to optimize our profits while managing our exposure to (i) commodity price risk, (ii) interest rate risk and (iii) currency exchange rate risk. Our commodity price risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity. Our interest rate and currency exchange rate risk management policies and procedures are designed to monitor our derivative positions and ensure that those positions are consistent with our objectives and approved strategies. Our policy is to use derivative instruments for risk management purposes and not for the purpose of speculating on changes in commodity prices, interest rates or currency exchange rates. When we apply hedge accounting, our policy is to formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. At the inception of the hedging relationship, we assess whether the derivatives employed are highly effective in offsetting changes in cash flows of anticipated hedged transactions. Throughout the hedging relationship, retrospective and prospective hedge effectiveness is assessed on a qualitative basis.

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

At June 30, 2021 and December 31, 2020, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of June 30, 2021, net derivative positions related to these activities included:

•A net long position of 1.6 million barrels associated with our crude oil purchases, which was unwound ratably during July 2021 to match monthly average pricing.
•A net short time spread position of 8.4 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through September 2022.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•A net crude oil basis spread position of 8.6 million barrels at multiple locations through December 2022. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 16.2 million barrels through December 2022 related to anticipated net sales of crude oil and NGL inventory.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of June 30, 2021:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	51.9 Bcf	December 2022
Propane sales	(9.0) MMbls	December 2022
Butane sales	(2.6) MMbls	December 2022
Condensate sales (WTI position)	(0.8) MMbls	December 2022
Fuel gas requirements (1)	10.3 Bcf	December 2022
Power supply requirements (1)	0.7 TWh	December 2023

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. A summary of the impact of our commodity derivatives recognized in earnings as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Supply and Logistics segment revenues	$(284)	$(134)	$(598)	$15
Field operating costs	17	(1)	56	—
Net gain/(loss) from commodity derivative activity	$(267)	$(135)	$(542)	$15

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

	June 30, 2021	December 31, 2020
Initial margin	$78	$91
Variation margin posted/(returned)	369	290
Letters of credit	(40)	(63)
Net broker receivable/(payable)	$407	$318

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

	June 30, 2021				December 31, 2020
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$205	$(430)	$407	$182	$71	$(314)	$318	$75
Other long-term assets, net	6	—	—	6	5	—	—	5
Derivative Liabilities
Other current liabilities	3	(97)	—	(94)	9	(40)	—	(31)
Other long-term liabilities and deferred credits	7	(90)	—	(83)	—	(32)	—	(32)
Total	$221	$(617)	$407	$11	$85	$(386)	$318	$17

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

The following table summarizes the terms of our outstanding interest rate derivatives as of June 30, 2021 (notional amounts in millions):

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2021, there was a net loss of $223 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with (i) the earnings recognition of the underlying hedged commodity transactions or (ii) interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2054 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of June 30, 2021; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest rate derivatives, net	$(39)	$19	$29	$(61)

At June 30, 2021, the net fair value of our interest rate hedges, which were included in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $75 million. At December 31, 2020, the net fair value of these hedges totaled $46 million and was included in “Other long-term assets, net.”

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

The following table summarizes our open forward exchange contracts as of June 30, 2021 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:
	2021	$144	$177	$1.00 - $1.23

Forward exchange contracts that exchange USD for CAD:
	2021	$142	$172	$1.00 - $1.21

These derivatives are not designated in a hedging relationship for accounting purposes. As such, changes in fair value are recognized in earnings as a component of Supply and Logistics segment revenues. For the three months ended June 30, 2021 and 2020, the amounts recognized in earnings for our currency exchange rate hedges were gains of $2 million in each respective period. For the six months ended June 30, 2021 and 2020, the amounts recognized in earnings for our currency exchange rate hedges were a gain of $3 million and a loss of $4 million, respectively.

At June 30, 2021, the net fair value of these currency exchange rate hedges, which was included in “Other current assets” on our Condensed Consolidated Balance Sheet, totaled less than $1 million. At December 31, 2020, the net fair value of these currency exchange rate hedges, which was included in “Other current assets” on our Condensed Consolidated Balance Sheet, totaled $2 million.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheets. This embedded derivative is not designated in a hedging relationship for accounting purposes and corresponding changes in fair value are recognized in “Other expense, net” in our Condensed Consolidated Statement of Operations. For the three months ended June 30, 2021 and 2020, we recognized a gain of $77 million and a loss of $9 million, respectively. For the six months ended June 30, 2021 and 2020, we recognized net gains of $9 million and $17 million, respectively. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets, totaled $5 million and $14 million at June 30, 2021 and December 31, 2020, respectively. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for additional information regarding our Series A preferred units and the Preferred Distribution Rate Reset Option.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of June 30, 2021				Fair Value as of December 31, 2020
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(246)	$(141)	$(8)	$(395)	$(143)	$(143)	$(15)	$(301)
Interest rate derivatives	—	75	—	75	—	46	—	46
Foreign currency derivatives	—	(1)	—	(1)	—	2	—	2
Preferred Distribution Rate Reset Option	—	—	(5)	(5)	—	—	(14)	(14)
Total net derivative asset/(liability)	$(246)	$(67)	$(13)	$(326)	$(143)	$(95)	$(29)	$(267)

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

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning Balance	$(92)	$(61)	$(29)	$(51)
Net gains/(losses) for the period included in earnings	77	18	9	8
Settlements	2	1	7	1
Ending Balance	$(13)	$(42)	$(13)	$(42)

Change in unrealized losses included in earnings relating to Level 3 derivatives still held at the end of the period	$77	$18	$9	$8

Note 9—Related Party Transactions

See Note 17 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for a complete discussion of related parties, including the determination of our related parties and nature of involvement with such related parties.

During the three and six months ended June 30, 2021 and 2020, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from our related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues from related parties (1)	$10	$10	$17	$33

Purchases and related costs from related parties (1)	$95	$94	$185	$223

(1)Crude oil purchases that are part of inventory exchanges under buy/sell transactions are netted with the related sales, with any margin presented in “Purchases and related costs” in our Condensed Consolidated Statements of Operations.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2021	December 31, 2020
Trade accounts receivable and other receivables, net from related parties (1)	$29	$34

Trade accounts payable to related parties (1) (2)	$80	$88

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

At June 30, 2021, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident, as discussed further below) totaled $159 million, of which $112 million was classified as short-term and $47 million was classified as long-term. At December 31, 2020, our estimated undiscounted reserve for environmental liabilities (including liabilities related to the Line 901 incident) totaled $141 million, of which $94 million was classified as short-term and $47 million was classified as long-term. Such short-term liabilities are reflected in “Trade accounts payable” and “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets. At June 30, 2021, we had recorded receivables totaling $114 million for amounts probable of recovery under insurance and from third parties under indemnification agreements, of which $113 million was classified as short-term and $1 million was classified as long-term. At December 31, 2020, we had recorded $97 million of such receivables, of which $96 million was classified as short-term and $1 million was classified as long-term. Such short- and long-term receivables are reflected in “Trade accounts receivable and other receivables, net” and “Other long-term assets, net,” respectively, on our Condensed Consolidated Balance Sheets.

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

Following an investigation and grand jury proceedings, in May of 2016, PAA was charged by a California state grand jury, pursuant to an indictment filed in California Superior Court, Santa Barbara County (the “May 2016 Indictment”), with alleged violations of California law in connection with the Line 901 incident. Fifteen charges from the May 2016 Indictment were the subject of a jury trial in California Superior Court in Santa Barbara County, and the jury returned a verdict on September 7, 2018, pursuant to which we were (i) found guilty on one felony discharge count and eight misdemeanor counts (which included one reporting count, one strict liability discharge count and six strict liability animal takings counts) and (ii) found not guilty on one strict liability animal takings count. The remaining counts were subsequently dismissed by the Court. On April 25, 2019, PAA was sentenced to pay fines and penalties in the aggregate amount of just under $3.35 million for the convictions covered by the September 2018 jury verdict (the “2019 Sentence”). The fines and penalties imposed in connection with the 2019 Sentence have been paid. The only pending matter relating to these proceedings is that the Superior Court indicated that it would conduct further hearings in 2021 on the issue of whether there were any “direct victims” of the spill that are entitled to restitution under applicable law. The Superior Court is currently in the process of conducting such hearings pursuant to a schedule that provides for various potential “direct victims” to present their claims to the Court on designated dates over the course of a several month period.

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

In addition, four unitholder derivative lawsuits were filed by certain purported investors in the Partnership against PAGP and certain of the Partnership’s affiliates, officers and directors. After various claims were either dismissed or consolidated, one proceeding against PAGP remains pending in Delaware Chancery Court. Generally, the plaintiffs claim that PAGP failed to exercise proper oversight over the Partnership’s pipeline integrity efforts. We will continue to vigorously defend against the claim. No trial date has been set in this action.

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

Taking the foregoing into account, as of June 30, 2021, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $485 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree and certain third party claims settlements, as well as estimates for certain legal fees. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of June 30, 2021, we had a remaining undiscounted gross liability of $104 million related to this event, which is reflected in “Trade accounts payable” and “Other current liabilities” on our Condensed Consolidated Balance Sheet. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through June 30, 2021, we had collected, subject to customary reservations, $250 million out of the approximate $360 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of June 30, 2021, we have recognized a receivable of approximately $110 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Such amount is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as legal, professional and regulatory costs during future periods.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain financial data for each segment (in millions):

	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Three Months Ended June 30, 2021
Revenues:
External customers (1)	$243	$145	$9,623	$(81)	$9,930
Intersegment (2)	310	99	—	81	490
Total revenues of reportable segments	$553	$244	$9,623	$—	$10,420
Equity earnings in unconsolidated entities	$31	$2	$—		$33
Segment Adjusted EBITDA	$433	$140	$5		$578
Maintenance capital	$20	$14	$3		$37

Three Months Ended June 30, 2020
Revenues:
External customers (1)	$234	$149	$2,925	$(83)	$3,225
Intersegment (2)	223	127	—	83	433
Total revenues of reportable segments	$457	$276	$2,925	$—	$3,658
Equity earnings in unconsolidated entities	$81	$—	$—		$81
Segment Adjusted EBITDA	$346	$174	$3		$523
Maintenance capital	$31	$15	$8		$54

Six Months Ended June 30, 2021
Revenues:
External customers (1)	$478	$308	$17,706	$(179)	$18,313
Intersegment (2)	561	207	1	179	948
Total revenues of reportable segments	$1,039	$515	$17,707	$—	$19,261
Equity earnings in unconsolidated entities	$117	$4	$—		$121
Segment Adjusted EBITDA	$821	$311	$(8)		$1,124
Maintenance capital	$47	$20	$6		$73

Six Months Ended June 30, 2020
Revenues:
External customers (1)	$532	$323	$10,833	$(194)	$11,494
Intersegment (2)	504	266	1	194	965
Total revenues of reportable segments	$1,036	$589	$10,834	$—	$12,459
Equity earnings in unconsolidated entities	$189	$2	$—		$191
Segment Adjusted EBITDA	$788	$384	$144		$1,316
Maintenance capital	$64	$29	$11		$104

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

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income/(loss) attributable to PAA (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Segment Adjusted EBITDA	$578	$523	$1,124	$1,316
Adjustments: (1)
Depreciation and amortization of unconsolidated entities (2)	(68)	(16)	(88)	(33)
Gains/(losses) from derivative activities and inventory valuation adjustments (3)	(163)	(90)	35	(121)
Long-term inventory costing adjustments (4)	27	51	68	(64)
Deficiencies under minimum volume commitments, net (5)	(6)	(7)	26	(6)
Equity-indexed compensation expense (6)	(4)	(5)	(9)	(8)
Net gain on foreign currency revaluation (7)	1	—	2	13
Significant transaction-related expenses (8)	(3)	—	(3)	(3)
Depreciation and amortization	(196)	(166)	(374)	(333)
Gains/(losses) on asset sales and asset impairments, net	(369)	1	(370)	(618)
Goodwill impairment losses	—	—	—	(2,515)
Gain on/(impairment of) investments in unconsolidated entities, net	—	(69)	—	(91)
Interest expense, net	(107)	(108)	(213)	(215)
Other income/(expense), net	84	18	23	(13)
Income/(loss) before tax	(226)	132	221	(2,691)
Income tax (expense)/benefit	10	12	(14)	(10)
Net income/(loss)	(216)	144	207	(2,701)
Net income attributable to noncontrolling interests	(4)	(2)	(5)	(4)
Net income/(loss) attributable to PAA	$(220)	$142	$202	$(2,705)

(1)Represents adjustments utilized by our CODM in the evaluation of segment results.
(2)Includes our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects) of unconsolidated entities.
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
(8)Includes expenses associated with the Permian Basin joint venture transaction announced in July 2021 and the acquisition of Felix Midstream LLC in 2020. See Note 12 for further discussion of the joint venture transaction and Note 7 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for additional discussion of the Felix Midstream LLC acquisition.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Acquisitions, Divestitures and Other Transactions

Asset Exchange

In June 2021, we closed on an asset exchange agreement (the “Asset Exchange”) with Inter Pipeline Ltd., through which we acquired additional interests in two straddle plants included in our Facilities segment that we currently operate, in exchange for a pipeline and related storage and truck offload facilities previously included in our Transportation segment and cash consideration of $32 million, including working capital and other adjustments. We recognized a gain of $106 million on the divestiture of the pipeline and related storage and truck offload facilities, which is included in “(Gains)/losses on asset sales and asset impairments, net” on our Condensed Consolidated Statement of Operations, based on the difference between the fair value of the divested assets and their carrying value.

Assets Held For Sale

In June 2021, we signed a definitive agreement to sell our Pine Prairie and Southern Pines natural gas storage facilities included in our Facilities segment for $850 million, subject to certain adjustments. As of June 30, 2021, we classified the assets related to this transaction (primarily “Property and equipment”), valued at the lower of the carrying amount or fair value less costs to sell, of approximately $832 million as assets held for sale on our Condensed Consolidated Balance Sheet (in “Other current assets”) with approximately $18 million of deferred losses on hedges remaining in other comprehensive income on our Condensed Consolidated Balance Sheet (in “Total partners’ capital excluding noncontrolling interests”). This transaction closed on August 2, 2021.

Upon this classification to assets held for sale, we recognized a corresponding non-cash impairment loss of approximately $475 million during the second quarter of 2021. This impairment loss is reflected in “(Gains)/losses on asset sales and asset impairments, net” on our Condensed Consolidated Statement of Operations.

Joint Venture Transaction

In July 2021, we entered into a definitive agreement with Oryx Midstream Holdings LLC (“Oryx Midstream”) pursuant to which we and Oryx Midstream intend to merge, in a cashless, debt-free transaction, our respective Permian Basin assets, operations and commercial activities into a newly formed joint venture, Plains Oryx Permian Basin LLC (“Plains Oryx Permian Basin”). The transaction will include all of Oryx’s Permian Basin assets and, with the exception of our long-haul pipeline systems and certain of our intra-basin terminal assets, the vast majority of our assets located within the Permian Basin. We will own 65% of Plains Oryx Permian Basin, operate the combined assets, and consolidate the financial results of the joint venture into our financial statements. Subject to satisfaction of customary and other closing conditions and receipt of regulatory approvals, the transactions contemplated by the merger agreement are expected to close in the fourth quarter of 2021.

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

Overview of Operating Results, Capital Investments and Other Significant Activities

During the first six months of 2021, we recognized net income of $207 million as compared to a net loss of $2.701 billion recognized during the first six months of 2020.

The net loss for the 2020 period was primarily driven by goodwill impairment losses and non-cash impairment charges related to the write-down of certain pipeline and other long-lived assets, certain of our investments in unconsolidated entities, and assets upon classification as held for sale totaling approximately $3.24 billion. In addition, we recognized approximately $232 million of inventory valuation adjustments due to declines in commodity prices during the first quarter of 2020. The comparable six month 2021 period includes a net loss on asset sales and asset impairments of $370 million.

Results from our reporting segments during the first six months of 2021 decreased from the comparable 2020 period driven primarily by the impact of less favorable crude oil market conditions combined with lower realized NGL margins in our Supply and Logistics segment. In addition, our Facilities segment was unfavorably impacted by reduced NGL capacity utilization and market rates as well as the impact of asset sales. These unfavorable results were partially offset by favorable Transportation segment results that benefited from the collection of deficiency payments associated with minimum volume commitments and lower operating costs.

See further discussion of our operating results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below.

We invested $142 million in midstream infrastructure projects during the six months ended June 30, 2021, which primarily related to projects under development in the Permian Basin.

We paid cash distributions of approximately $260 million to our common unitholders, approximately $74 million to our Series A preferred unitholders and $25 million to our Series B preferred unitholders during the six months ended June 30, 2021.

We repurchased 5,290,592 common units for $53 million during the six months ended June 30, 2021, including $3 million associated with repurchases executed in December 2020 that settled in January 2021. See “—Liquidity and Capital Resources—Financing Activities—Common Equity Repurchase Program” for additional information.

Recent Events

In July 2021, we entered into a definitive agreement with Oryx Midstream pursuant to which we and Oryx Midstream intend to merge our respective Permian Basin assets, operations and commercial activities into a newly formed strategic joint venture, Plains Oryx Permian Basin. The transaction will include all of Oryx’s Permian Basin assets and, with the exception of our long-haul pipeline systems and certain of our intra-basin terminal assets, the vast majority of our assets located within the Permian Basin. We will own 65% of Plains Oryx Permian Basin, operate the combined assets, and consolidate the financial results of the joint venture into our financial statements. Structured as a debt-free joint venture entity through a cashless transaction, this aligns with our financial and portfolio optimization strategies, is near-term free cash flow accretive, and reinforces our ability to maximize free cash flow for our investors, while enhancing our overall credit profile. Subject to satisfaction of customary and other closing conditions and receipt of regulatory approvals, the transactions contemplated by the merger agreement are expected to close in the fourth quarter of 2021.

On August 2, 2021, we completed the sale of our Pine Prairie and Southern Pines natural gas storage facilities for $850 million, subject to certain adjustments. See Note 12 to our Condensed Consolidated Financial Statements for additional information.

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2021	2020	$	%	2021	2020	$	%
Transportation Segment Adjusted EBITDA (1)	$433	$346	$87	25%	$821	$788	$33	4%
Facilities Segment Adjusted EBITDA (1)	140	174	(34)	(20)%	311	384	(73)	(19)%
Supply and Logistics Segment Adjusted EBITDA (1)	5	3	2	67%	(8)	144	(152)	(106)%
Adjustments:
Depreciation and amortization of unconsolidated entities	(68)	(16)	(52)	(325)%	(88)	(33)	(55)	(167)%
Selected items impacting comparability - Segment Adjusted EBITDA	(148)	(51)	(97)	**	119	(189)	308	**
Depreciation and amortization	(196)	(166)	(30)	(18)%	(374)	(333)	(41)	(12)%
Gains/(losses) on asset sales and asset impairments, net	(369)	1	(370)	**	(370)	(618)	248	40%
Goodwill impairment losses	—	—	—	N/A	—	(2,515)	2,515	100%
Gain on/(impairment of) investments in unconsolidated entities, net	—	(69)	69	100%	—	(91)	91	100%
Interest expense, net	(107)	(108)	1	1%	(213)	(215)	2	1%
Other income/(expense), net	84	18	66	367%	23	(13)	36	277%
Income tax (expense)/benefit	10	12	(2)	(17)%	(14)	(10)	(4)	(40)%
Net income/(loss)	(216)	144	(360)	(250)%	207	(2,701)	2,908	108%
Net income attributable to noncontrolling interests	(4)	(2)	(2)	(100)%	(5)	(4)	(1)	(25)%
Net income/(loss) attributable to PAA	$(220)	$142	$(362)	(255)%	$202	$(2,705)	$2,907	107%

Basic and diluted net income/(loss) per common unit	$(0.37)	$0.13	$(0.50)	**	$0.14	$(3.85)	$3.99	**
Basic and diluted weighted average common units outstanding	720	728	(8)	**	721	728	(7)	**

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

The primary additional measures used by management are earnings before interest, taxes, depreciation and amortization (including our proportionate share of depreciation and amortization, including write-downs related to cancelled projects, of unconsolidated entities), gains and losses on asset sales and asset impairments, goodwill impairment losses and gains on and impairments of investments in unconsolidated entities, adjusted for certain selected items impacting comparability (“Adjusted EBITDA”), Implied distributable cash flow (“DCF”), Free Cash Flow and Free Cash Flow after Distributions.

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

Performance Measures

Management believes that the presentation of Adjusted EBITDA and Implied DCF provides useful information to investors regarding our performance and results of operations because these measures, when used to supplement related GAAP financial measures, (i) provide additional information about our core operating performance and ability to fund distributions to our unitholders through cash generated by our operations, (ii) provide investors with the same financial analytical framework upon which management bases financial, operational, compensation and planning/budgeting decisions and (iii) present measures that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. These non-GAAP measures may exclude, for example, (i) charges for obligations that are expected to be settled with the issuance of equity instruments, (ii) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (iii) long-term inventory costing adjustments, (iv) items that are not indicative of our core operating results and/or (v) other items that we believe should be excluded in understanding our core operating performance. These measures may further be adjusted to include amounts related to deficiencies associated with minimum volume commitments whereby we have billed the counterparties for their deficiency obligation and such amounts are recognized as deferred revenue in “Other current liabilities” in our Condensed Consolidated Financial Statements. Such amounts are presented net of applicable amounts subsequently recognized into revenue. We have defined all such items as “selected items impacting comparability.” We do not necessarily consider all of our selected items impacting comparability to be non-recurring, infrequent or unusual, but we believe that an understanding of these selected items impacting comparability is material to the evaluation of our operating results and prospects.

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

The following tables set forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Implied DCF from Net Income/(Loss) (in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2021	2020	$	%	2021	2020	$	%

Net income/(loss)	$(216)	$144	$(360)	(250)%	$207	$(2,701)	$2,908	108%
Add/(Subtract):
Interest expense, net	107	108	(1)	(1)%	213	215	(2)	(1)%
Income tax expense/(benefit)	(10)	(12)	2	17%	14	10	4	40%
Depreciation and amortization	196	166	30	18%	374	333	41	12%
(Gains)/losses on asset sales and asset impairments, net	369	(1)	370	**	370	618	(248)	(40)%
Goodwill impairment losses	—	—	—	N/A	—	2,515	(2,515)	(100)%
(Gain on)/impairment of investments in unconsolidated entities, net	—	69	(69)	(100)%	—	91	(91)	(100)%
Depreciation and amortization of unconsolidated entities (1)	68	16	52	325%	88	33	55	167%
Selected Items Impacting Comparability:
(Gains)/losses from derivative activities and inventory valuation adjustments	163	90	73	**	(35)	121	(156)	**
Long-term inventory costing adjustments	(27)	(51)	24	**	(68)	64	(132)	**
Deficiencies under minimum volume commitments, net	6	7	(1)	**	(26)	6	(32)	**
Equity-indexed compensation expense	4	5	(1)	**	9	8	1	**
Net gain on foreign currency revaluation	(1)	—	(1)	**	(2)	(13)	11	**
Significant transaction-related expenses	3	—	3	**	3	3	—	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (2)	148	51	97	**	(119)	189	(308)	**
(Gains)/losses from derivative activities (3)	(77)	9	(86)	**	(9)	(17)	8	**
Net (gain)/loss on foreign currency revaluation (4)	(6)	(23)	17	**	(13)	36	(49)	**
Net gain on early repayment of senior notes (5)	—	(3)	3	**	—	(3)	3	**
Selected Items Impacting Comparability - Adjusted EBITDA (6)	65	34	31	**	(141)	205	(346)	**
Adjusted EBITDA (6)	$579	$524	$55	10%	$1,125	$1,319	$(194)	(15)%

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2021	2020	$	%	2021	2020	$	%

Adjusted EBITDA (6)	$579	$524	$55	10%	$1,125	$1,319	$(194)	(15)%
Interest expense, net of certain non-cash items (7)	(101)	(103)	2	2%	(202)	(206)	4	2%
Maintenance capital (8)	(37)	(54)	17	31%	(73)	(104)	31	30%
Current income tax expense	(1)	(15)	14	93%	(3)	(22)	19	86%
Distributions from unconsolidated entities in excess of/(less than) adjusted equity earnings (9)	(5)	11	(16)	**	1	9	(8)	**
Distributions to noncontrolling interests (10)	—	(4)	4	100%	(6)	(4)	(2)	(50)%
Implied DCF	$435	$359	$76	21%	$842	$992	$(150)	(15)%
Preferred unit distributions (10)	(62)	(62)	—	—%	(99)	(99)	—	—%
Implied DCF Available to Common Unitholders	$373	$297	$76	26%	$743	$893	$(150)	(17)%
Common unit cash distributions (10)	(130)	(131)			(260)	(393)
Implied DCF Excess (11)	$243	$166			$483	$500

**    Indicates that variance as a percentage is not meaningful.
(1)We exclude our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects) of such unconsolidated entities when reviewing Adjusted EBITDA, similar to our consolidated assets.
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
(5)Includes net gains recognized in connection with the repurchase of our outstanding senior notes on the open market.
(6)Other income/(expense), net per our Condensed Consolidated Statements of Operations, adjusted for selected items impacting comparability (“Adjusted Other income/(expense), net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
(7)Excludes certain non-cash items impacting interest expense such as amortization of debt issuance costs and terminated interest rate swaps.
(8)Maintenance capital expenditures are defined as capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets.
(9)Comprised of cash distributions received from unconsolidated entities less equity earnings in unconsolidated entities (adjusted for our proportionate share of depreciation and amortization, including write-downs related to cancelled projects, and selected items impacting comparability of unconsolidated entities).
(10)Cash distributions paid during the period presented.
(11)Excess DCF is retained to establish reserves for future distributions, capital expenditures and other partnership purposes.

Analysis of Operating Segments

We manage our operations through three operating segments: Transportation, Facilities and Supply and Logistics. Our CODM (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Adjusted EBITDA, segment volumes, Segment Adjusted EBITDA per barrel and maintenance capital investment.

We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects) of unconsolidated entities, and further adjusted for certain selected items including (i) the mark-to-market of derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance. See Note 11 to our Condensed Consolidated Financial Statements for a reconciliation of Segment Adjusted EBITDA to Net income/(loss) attributable to PAA.

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

The following tables set forth our operating results from our Transportation segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions, except per barrel data)	2021	2020	$	%	2021	2020	$	%
Revenues	$553	$457	$96	21%	$1,039	$1,036	$3	—%
Purchases and related costs	(60)	(44)	(16)	(36)%	(106)	(124)	18	15%
Field operating costs	(140)	(140)	—	—%	(245)	(302)	57	19%
Segment general and administrative expenses (2)	(28)	(24)	(4)	(17)%	(54)	(51)	(3)	(6)%
Equity earnings in unconsolidated entities	31	81	(50)	(62)%	117	189	(72)	(38)%

Adjustments: (3)
Depreciation and amortization of unconsolidated entities	67	15	52	347%	87	32	55	172%
Losses from derivative activities and inventory valuation adjustments	(1)	(6)	5	**	(1)	—	(1)	**
Deficiencies under minimum volume commitments, net	7	4	3	**	(23)	—	(23)	**
Equity-indexed compensation expense	2	3	(1)	**	5	5	—	**
Significant transaction-related expenses	2	—	2	**	2	3	(1)	**
Segment Adjusted EBITDA	$433	$346	$87	25%	$821	$788	$33	4%
Maintenance capital	$20	$31	$(11)	(35)%	$47	$64	$(17)	(27)%
Segment Adjusted EBITDA per barrel	$0.76	$0.64	$0.12	19%	$0.76	$0.66	$0.10	15%

Average Daily Volumes	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in thousands of barrels per day) (4)	2021	2020	Volumes	%	2021	2020	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (5)	4,189	4,161	28	1%	3,972	4,663	(691)	(15)%
South Texas / Eagle Ford (5)	314	321	(7)	(2)%	317	389	(72)	(19)%
Central (5)	467	355	112	32%	420	380	40	11%
Gulf Coast	159	118	41	35%	152	131	21	16%
Rocky Mountain (5)	327	244	83	34%	307	258	49	19%
Western	256	215	41	19%	246	209	37	18%
Canada	294	242	52	21%	305	285	20	7%
Crude oil pipelines	6,006	5,656	350	6%	5,719	6,315	(596)	(9)%
NGL pipelines	181	194	(13)	(7)%	182	190	(8)	(4)%
Tariff activities total volumes	6,187	5,850	337	6%	5,901	6,505	(604)	(9)%
Trucking volumes	61	64	(3)	(5)%	65	80	(15)	(19)%
Transportation segment total volumes	6,248	5,914	334	6%	5,966	6,585	(619)	(9)%

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

 Revenues, Purchases and Related Costs, Equity Earnings in Unconsolidated Entities and Volumes. The following table presents variances in revenues, purchases and related costs and equity earnings in unconsolidated entities by region:

	Favorable/(Unfavorable) Variance Three Months Ended June 30, 2021-2020			Favorable/(Unfavorable) Variance Six Months Ended June 30, 2021-2020
(in millions)	Revenues	Purchases and Related Costs	Equity Earnings	Revenues	Purchases and Related Costs	Equity Earnings
Permian Basin region	$60	$(16)	$(11)	$7	$7	$(17)
South Texas / Eagle Ford region	(1)	—	(2)	(8)	—	(12)
Central region	8	—	(21)	3	1	(24)
Gulf Coast region	2	—	(12)	2	—	(11)
Rocky Mountain region	8	—	(2)	12	—	(8)
Canada region	10	—	—	5	—	—
Other regions, NGL pipelines, trucking and pipeline loss allowance revenue	9	—	(2)	(18)	10	—
Total variance	$96	$(16)	$(50)	$3	$18	$(72)

•Permian Basin region. Revenues, net of purchases and related costs, (“net revenues”) increased by $44 million and $14 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to the recognition of revenue associated with minimum volume commitments. The recognition of previously deferred revenue associated with minimum volume commitments is reflected as an “Adjustment” in the table above as discussed further below under “—Adjustments: Deficiencies under minimum volume commitments, net.” The three-month comparative period was further favorably impacted by higher long-haul movements to Cushing, Oklahoma in the second quarter of 2021, as well as an increase in volumes on our gathering pipelines as a result of new connections and increased production, partially offset by lower volumes on our intra-basin pipelines. The six-month comparative period was further unfavorably impacted by lower volumes of crude oil produced in the Permian Basin in the first quarter of 2021, driven by the COVID-19 pandemic-related reset to production and compounded by shut-ins from the extreme winter weather event that occurred in February of 2021 (“Winter Storm Uri”).

Equity earnings decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to our proportionate share of the write-off of costs associated with a capital project canceled during the second quarter of 2021, which is included in the table above as an “Adjustment” in “Depreciation and amortization of unconsolidated entities.” The six-month comparative period was further unfavorably impacted by depreciation expense and transition costs associated with phase one of the Wink to Webster pipeline being placed into service during the first quarter of 2021, partially offset by lower power costs related to Winter Storm Uri.

•South Texas / Eagle Ford region. Revenues decreased for the six months ended June 30, 2021 compared to the same periods in 2020 due to lower production, including curtailments from Winter Storm Uri.

Equity earnings from our 50% interest in Eagle Ford Pipeline LLC decreased for the six months ended June 30, 2021 compared to the same period in 2020 due to a combination of lower joint tariff volumes from the Permian Basin via our Cactus I pipeline, and to a lesser extent, lower regional receipts, partially offset by the recognition of previously deferred revenue associated with minimum volume commitments. The recognition of such revenue is reflected as an “Adjustment” in the table above as discussed further below under “—Adjustments: Deficiencies under minimum volume commitments, net.”

•Central region. Revenues increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to higher volumes on certain of our pipelines in the region, including the Red River pipeline, as a result of an increase in committed volumes and an expansion placed into service in October 2020.

Equity earnings decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due our proportionate share of Diamond Pipeline’s write-off of costs associated with the cancellation of the Byhalia Connection construction project during the second quarter of 2021, which is included in the table above as an “Adjustment” in “Depreciation and amortization of unconsolidated entities.”

•Gulf Coast region. Equity earnings decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to our proportionate share of Capline Pipeline’s write-off of costs associated with the cancellation of the Byhalia Connection construction project during the second quarter of 2021, which is included in the table above as an “Adjustment” in “Depreciation and amortization of unconsolidated entities.”

•Rocky Mountain region. Revenues increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to higher volumes.

Equity earnings decreased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to the expiration of higher-tariff volume commitments in the current period on the White Cliffs pipeline, partially offset by higher volumes from committed shippers on the Saddlehorn pipeline.

•Canada region. Revenues increased for the three and six months ended June 30, 2021 compared to the same periods in 2020 primarily due to higher volumes from increased production and favorable foreign exchange impacts. Such favorable impacts were partially offset by a decrease in intersegment fees to reflect lower utilization and market rates, which had an offsetting favorable impact on our Supply and Logistics segment.

•Other regions, NGL pipelines, trucking and pipeline loss allowance revenue. The increase in net revenues for the three months ended June 30, 2021 compared to the same period in 2020 was primarily due to higher pipeline loss allowance revenue in 2021 primarily due to higher prices. The decrease in net revenues for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to lower pipeline loss allowance revenue due to lower volumes, partially offset by higher prices. Such unfavorable impacts were offset by lower trucking costs driven by lower volumes.

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

For the three months ended June 30, 2021 and 2020, amounts billed to counterparties exceeded revenue recognized during the periods that was previously deferred. For the six months ended June 30, 2021, the recognition of previously deferred revenue exceeded amounts billed to counterparties associated with deficiencies under minimum volume commitments.

Field Operating Costs. The decrease in field operating costs for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to (i) lower power costs, including the impact of gains related to hedged power costs resulting from Winter Storm Uri and (ii) streamlining efforts which have resulted in decreases in variable costs and maintenance and chemicals and additives costs.

Segment General and Administrative Expenses. The increase in segment general and administrative expenses for the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to increased information systems costs and reduced wage subsidies received by our Canadian subsidiary in the current periods.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The decrease in maintenance capital spending for the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to timing changes, the completion of multi-year reliability improvement programs and application of updated regulatory guidance, among other factors.

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

The following tables set forth our operating results from our Facilities segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions, except per barrel data)	2021	2020	$	%	2021	2020	$	%
Revenues	$244	$276	$(32)	(12)%	$515	$589	$(74)	(13)%
Purchases and related costs	(3)	(7)	4	57%	(6)	(10)	4	40%
Field operating costs	(74)	(72)	(2)	(3)%	(151)	(159)	8	5%
Segment general and administrative expenses (2)	(21)	(27)	6	22%	(41)	(46)	5	11%
Equity earnings in unconsolidated entities	2	—	2	N/A	4	2	2	100%

Adjustments: (3)
Depreciation and amortization of unconsolidated entities	1	1	—	**	1	1	—	**
(Gains)/losses from derivative activities	(9)	(1)	(8)	**	(10)	—	(10)	**
Deficiencies under minimum volume commitments, net	(1)	3	(4)	**	(3)	6	(9)	**
Equity-indexed compensation expense	1	1	—	**	2	1	1	**
Segment Adjusted EBITDA	$140	$174	$(34)	(20)%	$311	$384	$(73)	(19)%
Maintenance capital	$14	$15	$(1)	(7)%	$20	$29	$(9)	(31)%
Segment Adjusted EBITDA per barrel	$0.40	$0.47	$(0.07)	(15)%	$0.45	$0.51	$(0.06)	(12)%

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
Volumes (4)	2021	2020	Volumes	%	2021	2020	Volumes	%
Liquids storage (average monthly capacity in millions of barrels) (5)	100	109	(9)	(8)%	100	110	(10)	(9)%
Natural gas storage (average monthly working capacity in billions of cubic feet)	70	67	3	4%	69	65	4	6%
NGL fractionation (average volumes in thousands of barrels per day)	129	122	7	6%	136	138	(2)	(1)%
Facilities segment total volumes (average monthly volumes in millions of barrels) (6)	115	124	(9)	(7)%	115	125	(10)	(8)%

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

Revenues, Purchases and Related Costs and Volumes. Variances in net revenues and average monthly volumes were primarily driven by the following:

•NGL Operations. Revenues from our NGL operations decreased by $16 million and $57 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to lower intersegment facility fee revenues due to rate decreases at certain of our storage, fractionation and processing facilities to reflect lower utilization and market rates (which had an offsetting favorable impact on our Supply and Logistics segment). The six-month comparative period was further unfavorably impacted by (i) a benefit in the 2020 comparative period from the receipt of a deficiency payment of approximately $20 million upon the expiration of a multi-year contract and (ii) the sale of certain NGL terminals in the second quarter of 2020. Such unfavorable impacts were partially offset for the three- and six-month comparative periods by more favorable foreign exchange impacts in 2021 of approximately $13 million and $19 million, respectively, and, for the six-month comparative period, gains at certain of our fractionation facilities in the first quarter of 2021.

•Crude Oil Storage. Revenues from our crude oil storage operations decreased by $16 million and $31 million for the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020 primarily due to the sale of our Los Angeles Basin terminals in October of 2020.

•Natural Gas Storage. Net revenues increased by $17 million for the six months ended June 30, 2021 compared to the same period in 2020 primarily due to increased margins from hub activities in the first quarter of 2021 related to Winter Storm Uri.

Field Operating Costs. The decrease in field operating costs for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to (i) the sale of our Los Angeles Basin terminals and certain NGL terminals, (ii) decreased power costs related to derivative activity and (iii) reduced activity at our rail terminals.

Segment General and Administrative Expenses. The decrease in segment general and administrative expenses for the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to the impact of 2020 legal costs, partially offset by reduced wage subsidies received by our Canadian subsidiary in the current period.

Maintenance Capital. The decrease in maintenance capital spending for the three and six months ended June 30, 2021 compared to the same periods in 2020 was primarily due to timing changes, the impact of asset sales, the completion of multi-year reliability improvement programs and application of updated regulatory guidance, among other factors.

Supply and Logistics Segment

Revenues from our Supply and Logistics segment activities reflect the sale of gathered and bulk-purchased crude oil, as well as sales of NGL volumes. Generally, our segment results are impacted by (i) increases or decreases in our Supply and Logistics segment volumes (which consist of lease gathering crude oil purchases volumes and NGL sales volumes), (ii) the overall strength, weakness and volatility of market conditions, including regional differentials, (iii) the relationship between NGL prices and natural gas prices and (iv) the effects of competition on our lease gathering and NGL margins. In addition, the execution of our risk management strategies in conjunction with our assets can provide upside in certain markets.

The following tables set forth our operating results from our Supply and Logistics segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions, except per barrel data)	2021	2020	$	%	2021	2020	$	%
Revenues	$9,623	$2,925	$6,698	229%	$17,707	$10,834	$6,873	63%
Purchases and related costs	(9,700)	(2,903)	(6,797)	(234)%	(17,497)	(10,717)	(6,780)	(63)%
Field operating costs	(42)	(45)	3	7%	(83)	(103)	20	19%
Segment general and administrative expenses (2)	(23)	(21)	(2)	(10)%	(44)	(44)	—	—%

Adjustments: (3)
(Gains)/losses from derivative activities and inventory valuation adjustments	173	97	76	**	(24)	121	(145)	**
Long-term inventory costing adjustments	(27)	(51)	24	**	(68)	64	(132)	**
Equity-indexed compensation expense	1	1	—	**	2	2	—	**
Net (gain)/loss on foreign currency revaluation	(1)	—	(1)	**	(2)	(13)	11	**
Significant transaction-related expenses	1	—	1	**	1	—	1	**
Segment Adjusted EBITDA	$5	$3	$2	67%	$(8)	$144	$(152)	(106)%
Maintenance capital	$3	$8	$(5)	(63)%	$6	$11	$(5)	(45)%
Segment Adjusted EBITDA per barrel	$0.04	$0.03	$0.01	33%	$(0.03)	$0.58	$(0.61)	(105)%

Average Daily Volumes (4)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in thousands of barrels per day)	2021	2020	Volumes	%	2021	2020	Volumes	%
Crude oil lease gathering purchases	1,352	1,077	275	26%	1,264	1,198	66	6%
NGL sales	112	94	18	19%	165	156	9	6%
Supply and Logistics segment total volumes	1,464	1,171	293	25%	1,429	1,354	75	6%

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
(4)Average daily volumes are calculated as the total volumes for the period divided by the number of days in the period.

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High
Three Months Ended June 30, 2021	$59	$74
Three Months Ended June 30, 2020	$(38)	$40

Six Months Ended June 30, 2021	$48	$74
Six Months Ended June 30, 2020	$(38)	$63

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

Segment Adjusted EBITDA and Volumes. The following summarizes the significant items impacting our Supply and Logistics Segment Adjusted EBITDA:

•Crude Oil Operations. Net revenues from our crude oil operations were slightly lower in the three-month period as contango margins were better in the 2020 period; however, this was largely offset by lease gathering margins and certain differentials that were more favorable in the 2021 period. For the six months ended June 30, 2021 compared to the same period in 2020, net revenues from our crude oil operations were lower due to less favorable market conditions.

•NGL Operations. Net revenues from our NGL operations were slightly higher for the three months ended June 30, 2021 compared to the same period in 2020 due to a decrease in intersegment fees. Net revenues from our NGL operations decreased for the six months ended June 30, 2021 compared to the same period in 2020, primarily due to lower realized margins on our NGL sales activities, partially offset by a decrease in intersegment fees. The intersegment fees were reduced in the 2021 periods to reflect lower utilization and market rates, and had an offsetting unfavorable impact on our Facilities and Transportation segments.

•Impact from Certain Derivative Activities and Inventory Valuation Adjustments. The impact from certain derivative activities on our net revenues includes mark-to-market and other gains and losses resulting from certain derivative instruments that are related to underlying activities in another period (or the reversal of mark-to-market gains and losses from a prior period), gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable. See Note 8 to our Condensed Consolidated Financial Statements for a comprehensive discussion regarding our derivatives and risk management activities. These gains and losses impact our net revenues but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above.

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

•Field Operating Costs. The decrease in field operating costs for the six months ended June 30, 2021 compared to the same period in 2020 was primarily due to lower trucking costs due to more supply connected to pipelines resulting in lower trucking activity in the 2021 period.

Other Income and Expenses

Depreciation and Amortization

The increase in depreciation and amortization expense for the three and six months ended June 30, 2021 compared to the same periods in 2020 was largely driven by a reduction in the useful lives of certain assets. See Note 2 to our Condensed Consolidated Financial Statements for additional information.

Gains/(Losses) on Asset Sales and Asset Impairments, Net

The net loss on asset sales and asset impairments for the three and six months ended June 30, 2021, was primarily driven by an approximate $475 million non-cash impairment charge related to the write-down of our Pine Prairie and Southern Pines natural gas storage facilities upon classification as held for sale during the second quarter, which were subsequently sold on August 2, 2021, partially offset by a gain of $106 million related to the Asset Exchange transaction. See Note 12 to our Condensed Consolidated Financial Statements for additional information. The net loss on asset sales and asset impairments for the six months ended June 30, 2020 was largely driven by (i) non-cash impairment losses of approximately $446 million related to the write-down of certain pipeline and other long-lived assets due to macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, and (ii) approximately $167 million of impairment losses recognized on assets upon classification as held for sale during the quarter, which were subsequently sold.

Goodwill Impairment Losses

During the first quarter of 2020, we recognized a goodwill impairment charge of $2.515 billion, representing the entire balance of goodwill.

Gain on/(Impairment of) Investments in Unconsolidated Entities, Net

During the three and six months ended June 30, 2020, we recognized losses of $69 million and $112 million, respectively, related to the write-down of certain of our investments in unconsolidated entities. Additionally, during the six months ended June 30, 2020, we recognized a gain of $21 million related to our sale of a 10% interest in Saddlehorn Pipeline Company, LLC.

Other Income/(Expense), Net

The following table summarizes the components impacting Other expense, net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Gain/(loss) related to mark-to-market adjustment of our Preferred Distribution Rate Reset Option (1)	$77	$(9)	$9	$17
Net gain/(loss) on foreign currency revaluation (2)	6	23	13	(36)
Other	1	4	1	6
	$84	$18	$23	$(13)

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

As of June 30, 2021, although we had a working capital deficit of $487 million, we had approximately $2.6 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of June 30, 2021
Availability under senior unsecured revolving credit facility (1) (2)	$1,532
Availability under senior secured hedged inventory facility (1) (2)	1,387
Amounts outstanding under commercial paper program	(388)
Subtotal	2,531
Cash and cash equivalents	24
Total	$2,555

(1)Represents availability prior to giving effect to borrowings outstanding under our commercial paper program, which reduce available capacity under the facilities.
(2)Available capacity under our senior unsecured revolving credit facility and senior secured hedged inventory facility was reduced by outstanding letters of credit of $68 million and $13 million, respectively.

Usage of our credit facilities, and, in turn, our commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for our revolving credit facilities (which impact our ability to access our commercial paper program because they provide the financial backstop that supports our short-term credit ratings) and our term loans and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. Additionally, lack of compliance with the provisions in our credit agreements may restrict our ability to make distributions of available cash. We were in compliance with the covenants contained in our credit agreements and indentures as of June 30, 2021.

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

The following table sets forth the reconciliation of the non-GAAP financial liquidity measures Free Cash Flow and Free Cash Flow after Distributions from Net Cash Provided by Operating Activities (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$235	$84	$1,026	$974
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Net cash used in investing activities	(175)	(248)	(283)	(858)
Cash contributions from noncontrolling interests	—	2	1	10
Cash distributions paid to noncontrolling interests (1)	—	(4)	(6)	(4)
Free Cash Flow	$60	$(166)	$738	$122
Cash distributions (2)	(192)	(193)	(359)	(492)
Free Cash Flow after Distributions	$(132)	$(359)	$379	$(370)

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

Net cash provided by operating activities for the first six months of 2021 and 2020 was $1.026 billion and $974 million, respectively, and primarily resulted from earnings from our operations. Additionally, during the six months ended June 30, 2020, we increased the volume of our crude oil inventory to be stored during the contango market; however, this increase was offset by lower prices for our inventory stored at the end of the current period compared to the end of 2019.

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

	Six Months Ended June 30,
	2021	2020
Investment capital (1) (2)	$142	$654
Maintenance capital (1)	73	104
Acquisition capital (3)	32	308
	$247	$1,066

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
(3)Acquisition capital for 2021 represents the cash consideration paid as part of the Asset Exchange transaction. See Note 12 to our Condensed Consolidated Financial Statements for additional information. Acquisition capital for 2020 primarily includes Felix Midstream LLC, a crude oil gathering system located in the Delaware Basin.

2021 Investment and Maintenance Capital. Total projected investment capital for the year ended December 31, 2021 is $325 million, a majority of which will be invested in our fee-based Transportation and Facilities segments. Additionally, maintenance capital for the full year of 2021 is projected to be $180 million. We expect to fund our 2021 investment and maintenance capital expenditures with retained cash flow and proceeds from assets sold as part of our divestiture program.

Divestitures

We continue to evaluate potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners. The following table summarizes the proceeds received during the first six months of 2021 and 2020 from sales of assets, which were previously reported in our Transportation and Facilities segments (in millions):

	Six Months Ended June 30,
	2021	2020
Proceeds from divestitures	$22	$245

Proceeds from divestitures were used to reduce debt levels and fund our investment capital projects.

On August 2, 2021, we closed the sale of our Pine Prairie and Southern Pines natural gas storage facilities for $850 million, subject to certain adjustments. See Note 12 to our Condensed Consolidated Financial Statements for additional information.

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

Borrowings and Repayments Under Credit Arrangements

During the six months ended June 30, 2021, we had net repayments on our credit facilities and commercial paper program of $326 million. The net repayments resulted primarily from cash flow from operating activities and proceeds from asset sales, which offset borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

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

In connection with the sale of our Pine Prairie and Southern Pines natural gas storage facilities on August 2, 2021, we repaid our two GO Zone term loans totaling $200 million. See Note 12 for additional information regarding the sale of our natural gas storage facilities.

Common Equity Repurchase Program

We repurchased 5,290,592 common units under the Program through open market purchases that settled during the six months ended June 30, 2021. The total purchase price of these repurchases was $53 million, including commissions and fees. At June 30, 2021, the remaining available capacity under the Program was $397 million.

Registration Statements

We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue, in the aggregate, up to a specified amount of debt or equity securities (“Traditional Shelf”), under which we had approximately $1.1 billion of unsold securities available at June 30, 2021. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under our Traditional Shelf or WKSI Shelf during the six months ended June 30, 2021.

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

See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first six months of 2021.

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

The following table includes our best estimate of the amount and timing of these payments as well as other amounts due under the specified contractual obligations as of June 30, 2021 (in millions):

	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter	Total
Long-term debt and related interest payments (1)	$402	$1,137	$1,461	$1,083	$1,300	$8,337	$13,720
Leases (2)	54	102	78	64	49	299	646
Other obligations (3)	197	408	329	282	269	935	2,420
Subtotal	653	1,647	1,868	1,429	1,618	9,571	16,786
Crude oil, NGL and other purchases (4)	11,039	19,545	18,494	17,483	14,182	54,615	135,358
Total	$11,692	$21,192	$20,362	$18,912	$15,800	$64,186	$152,144

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
(4)Amounts are primarily based on estimated volumes and market prices based on average activity during June 2021. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At June 30, 2021 and December 31, 2020, we had outstanding letters of credit of approximately $81 million and $129 million, respectively.

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

Change in Accounting Estimate

In early 2021, we conducted a review to assess the useful lives of our property and equipment. Based on this review, we modified the useful lives of certain of our Pipelines and related facilities and Storage, terminal and rail facilities to useful lives of 10 to 50 years from useful lives of 10 to 70 years to reflect current expectations given our future operating and commercial outlook. This change in accounting estimate was effective January 1, 2021. Based on the net carrying amount of this property and equipment as of January 1, 2021, we currently estimate that these useful life reductions will prospectively increase annual depreciation expense by approximately $72 million.

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

The fair value of our commodity derivatives and the change in fair value as of June 30, 2021 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(254)	$(71)	$72
Natural gas	50	$16	$(16)
NGL and other	(191)	$(67)	$67
Total fair value	$(395)

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at June 30, 2021, approximately $588 million, was subject to interest rate re-sets that generally range from one day to approximately one month. The average interest rate on variable rate debt that was outstanding during the six months ended June 30, 2021 was 0.8%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $75 million as of June 30, 2021. A 10% increase in the forward LIBOR curve as of June 30, 2021 would have resulted in an increase of $17 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of June 30, 2021 would have resulted in a decrease of $17 million to the fair value of our interest rate derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was a liability of $1 million as of June 30, 2021. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in an increase of less than $1 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in a decrease of less than $1 million to the fair value of our foreign currency derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including our common unit price, ten-year United States treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of our Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $5 million as of June 30, 2021. A 10% increase or decrease in the fair value would have an impact of less than $1 million. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of June 30, 2021, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the second quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

    None.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the second quarter of 2021:

	Total Number of Common Units Purchased	Average Price Paid per Common Unit (1)	Total Number of Common Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Common Units that May Yet Be Purchased under the Program (2)
May 1, 2021 - May 31, 2021	4,488,635	$10.10	4,488,635	$401,536,039
June 1, 2021 - June 30, 2021	451,957	$10.58	451,957	$396,761,566

(1)Average price paid per common unit includes costs associated with the repurchases.
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

August 6, 2021

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

August 6, 2021

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

August 6, 2021