Form 10-Q
period 2021-09-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2021-11-08
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of October 29, 2021, there were 711,121,882 Common Units outstanding.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$191	$22
Restricted cash	3	38
Trade accounts receivable and other receivables, net	3,765	2,553
Inventory	681	647
Other current assets	234	405
Total current assets	4,874	3,665

PROPERTY AND EQUIPMENT	17,283	18,585
Accumulated depreciation	(4,199)	(3,974)
Property and equipment, net	13,084	14,611

OTHER ASSETS
Investments in unconsolidated entities	3,710	3,764
Linefill and base gas	901	982
Long-term operating lease right-of-use assets, net	374	378
Long-term inventory	221	130
Other long-term assets, net	1,033	967
Total assets	$24,197	$24,497

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,873	$2,437
Short-term debt	808	831
Other current liabilities	716	985
Total current liabilities	5,397	4,253

LONG-TERM LIABILITIES
Senior notes, net	8,327	9,071
Other long-term debt, net	61	311
Long-term operating lease liabilities	326	317
Other long-term liabilities and deferred credits	789	807
Total long-term liabilities	9,503	10,506

COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS’ CAPITAL
Series A preferred unitholders (71,090,468 and 71,090,468 units outstanding, respectively)	1,505	1,505
Series B preferred unitholders (800,000 and 800,000 units outstanding, respectively)	787	787
Common unitholders (711,121,882 and 722,380,416 units outstanding, respectively)	6,860	7,301
Total partners’ capital excluding noncontrolling interests	9,152	9,593
Noncontrolling interests	145	145
Total partners’ capital	9,297	9,738
Total liabilities and partners’ capital	$24,197	$24,497
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
REVENUES
Supply and Logistics segment revenues	$10,515	$5,537	$28,221	$16,370
Transportation segment revenues	133	146	432	484
Facilities segment revenues	128	150	436	473
Total revenues	10,776	5,833	29,089	17,327

COSTS AND EXPENSES
Purchases and related costs	10,074	5,107	26,743	15,000
Field operating costs	274	254	746	811
General and administrative expenses	67	61	205	201
Depreciation and amortization	178	160	551	493
(Gains)/losses on asset sales and asset impairments, net	221	(2)	592	617
Goodwill impairment losses	—	—	—	2,515
Total costs and expenses	10,814	5,580	28,837	19,637

OPERATING INCOME/(LOSS)	(38)	253	252	(2,310)

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	69	89	190	280
Gain on/(impairment of) investments in unconsolidated entities, net	—	(91)	—	(182)
Interest expense (net of capitalized interest of $4, $6, $14 and $17, respectively)	(106)	(113)	(319)	(329)
Other income/(expense), net	(10)	5	13	(7)

INCOME/(LOSS) BEFORE TAX	(85)	143	136	(2,548)
Current income tax expense	(8)	(17)	(11)	(39)
Deferred income tax benefit	38	20	27	32

NET INCOME/(LOSS)	(55)	146	152	(2,555)
Net income attributable to noncontrolling interests	(4)	(3)	(9)	(7)
NET INCOME/(LOSS) ATTRIBUTABLE TO PAA	$(59)	$143	$143	$(2,562)

NET INCOME/(LOSS) PER COMMON UNIT (NOTE 4):
Net income/(loss) allocated to common unitholders — Basic and Diluted	$(109)	$93	$(7)	$(2,712)
Basic and diluted weighted average common units outstanding	715	728	719	728
Basic and diluted net income/(loss) per common unit	$(0.15)	$0.13	$(0.01)	$(3.72)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Net income/(loss)	$(55)	$146	$152	$(2,555)
Other comprehensive income/(loss)	(44)	82	64	(129)
Comprehensive income/(loss)	(99)	228	216	(2,684)
Comprehensive income attributable to noncontrolling interests	(4)	(3)	(9)	(7)
Comprehensive income/(loss) attributable to PAA	$(103)	$225	$207	$(2,691)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2020	$(258)	$(657)	$(3)	$(918)

Reclassification adjustments	28	—	—	28
Unrealized gain on hedges	36	—	—	36
Currency translation adjustments	—	1	—	1
Other	—	—	(1)	(1)
Total period activity	64	1	(1)	64
Balance at September 30, 2021	$(194)	$(656)	$(4)	$(854)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2019	$(259)	$(674)	$—	$(933)

Reclassification adjustments	8	—	—	8
Unrealized loss on hedges	(39)	—	—	(39)
Currency translation adjustments	—	(99)	—	(99)
Other	—	—	1	1
Total period activity	(31)	(99)	1	(129)
Balance at September 30, 2020	$(290)	$(773)	$1	$(1,062)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2021	2020
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$152	$(2,555)
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	551	493
(Gains)/losses on asset sales and asset impairments, net	592	617
Goodwill impairment losses	—	2,515
Inventory valuation adjustments	—	233
Deferred income tax benefit	(27)	(32)
Settlement of terminated interest rate hedging instruments	—	(100)
Change in fair value of Preferred Distribution Rate Reset Option (Note 8)	(13)	(7)
Equity earnings in unconsolidated entities	(190)	(280)
Distributions on earnings from unconsolidated entities	322	344
(Gain on)/impairment of investments in unconsolidated entities, net	—	182
Other	42	37
Changes in assets and liabilities, net of acquisitions	(68)	(191)
Net cash provided by operating activities	1,361	1,256

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(32)	(310)
Investments in unconsolidated entities	(78)	(386)
Additions to property, equipment and other	(257)	(606)
Proceeds from sales of assets	878	246
Other investing activities	(33)	(10)
Net cash provided by/(used in) investing activities	478	(1,066)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under commercial paper program (Note 6)	(546)	19
Net repayments under senior secured hedged inventory facility (Note 6)	(167)	(325)
Repayment of GO Zone term loans (Note 6)	(200)	—
Proceeds from the issuance of senior notes	—	748
Repayments of senior notes	—	(17)
Repurchase of common units (Note 7)	(117)	—
Distributions paid to Series A preferred unitholders (Note 7)	(112)	(112)
Distributions paid to Series B preferred unitholders (Note 7)	(25)	(25)
Distributions paid to common unitholders (Note 7)	(389)	(524)
Other financing activities	(151)	19
Net cash used in financing activities	(1,707)	(217)

Effect of translation adjustment	2	(9)

Net increase/(decrease) in cash and cash equivalents and restricted cash	134	(36)
Cash and cash equivalents and restricted cash, beginning of period	60	82
Cash and cash equivalents and restricted cash, end of period	$194	$46

Cash paid for:
Interest, net of amounts capitalized	$265	$285
Income taxes, net of amounts refunded	$32	$72

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2020	$1,505	$787	$7,301	$9,593	$145	$9,738
Net income/(loss)	112	37	(6)	143	9	152
Distributions (Note 7)	(112)	(37)	(389)	(538)	(10)	(548)
Other comprehensive income	—	—	64	64	—	64
Repurchase of common units (Note 7)	—	—	(117)	(117)	—	(117)
Contributions from noncontrolling interests	—	—	—	—	1	1
Other	—	—	7	7	—	7
Balance at September 30, 2021	$1,505	$787	$6,860	$9,152	$145	$9,297

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at June 30, 2021	$1,505	$787	$7,203	$9,495	$145	$9,640
Net income/(loss)	37	12	(108)	(59)	4	(55)
Distributions (Note 7)	(37)	(12)	(129)	(178)	(4)	(182)
Other comprehensive loss	—	—	(44)	(44)	—	(44)
Repurchase of common units (Note 7)	—	—	(64)	(64)	—	(64)
Other	—	—	2	2	—	2
Balance at September 30, 2021	$1,505	$787	$6,860	$9,152	$145	$9,297

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(continued)
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2019	$1,505	$787	$10,770	$13,062	$133	$13,195
Net income/(loss)	112	37	(2,711)	(2,562)	7	(2,555)
Distributions	(112)	(37)	(524)	(673)	(6)	(679)
Other comprehensive loss	—	—	(129)	(129)	—	(129)
Contributions from noncontrolling interests	—	—	—	—	11	11
Other	—	—	8	8	—	8
Balance at September 30, 2020	$1,505	$787	$7,414	$9,706	$145	$9,851

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at June 30, 2020	$1,505	$787	$7,367	$9,659	$143	$9,802
Net income	37	12	94	143	3	146
Distributions	(37)	(12)	(131)	(180)	(2)	(182)
Other comprehensive income	—	—	82	82	—	82
Contributions from noncontrolling interests	—	—	—	—	1	1
Other	—	—	2	2	—	2
Balance at September 30, 2020	$1,505	$787	$7,414	$9,706	$145	$9,851

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

Our business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical midstream infrastructure systems that connect major producing regions to key demand centers and export terminals. As one of the largest midstream service providers in North America, we own an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and natural gas liquids (“NGL”) producing basins (including the Permian Basin) and transportation corridors and at major market hubs in the United States and Canada. Our assets and the services we provide are primarily focused on crude oil and NGL. Our business activities are conducted through three operating segments: Transportation, Facilities and Supply and Logistics. See Note 11 for further discussion of our operating segments.

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of September 30, 2021, AAP also owned a limited partner interest in us through its ownership of approximately 245.0 million of our common units (approximately 31% of our total outstanding common units and Series A preferred units combined). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at September 30, 2021, owned an approximate 79% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

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

The condensed consolidated balance sheet data as of December 31, 2020 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2021 should not be taken as indicative of results to be expected for the entire year.

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

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$191	$22
Restricted cash	3	38
Total cash and cash equivalents and restricted cash	$194	$60

Property and Equipment

During the first quarter of 2021, we modified the useful lives of certain of our Pipelines and related facilities and Storage, terminal and rail facilities to useful lives of 10 to 50 years from useful lives of 10 to 70 years to reflect current expectations given our future operating and commercial outlook. These depreciable life adjustments will prospectively increase depreciation expense. For the three and nine months ended September 30, 2021, these reductions in useful lives increased depreciation expense by approximately $18 million and $54 million, respectively, which resulted in a decrease to both basic and diluted net income per common unit of approximately $0.02 for the three months ended September 30, 2021 and approximately $0.07 for the nine months ended September 30, 2021 from what these amounts would have been absent the change in useful lives.

Recent Accounting Pronouncements

Except as discussed below and in our 2020 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2021 that are of significance or potential significance to us.

Accounting Standards Updates Adopted During the Period

We adopted the following ASUs during the period:

•ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. See Note 2 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for additional information regarding this ASU. We adopted this ASU effective January 1, 2021 and our adoption did not have a material impact on our financial position, results of operations or cash flows.

•ASU 2021-05, Leases (Topic 842): Lessors - Certain Leases with Variable Lease Payments. Issued by the FASB in July 2021, ASU 2021-05 modifies the lease classification requirements for lessors in Topic 842, which we adopted on the effective date of January 1, 2019. The amendments require lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease at lease commencement if another classification (i.e., sales-type or direct financing) would result in the recognition of a day-one loss. For entities that have adopted Topic 842, the guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We have elected to early adopt the guidance on a prospective basis as of July 1, 2021. Our adoption did not have a material impact on our financial position, results of operations or cash flows.

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

The following tables present our Supply and Logistics, Transportation and Facilities segment revenues from contracts with customers disaggregated by type of activity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Supply and Logistics segment revenues from contracts with customers
Crude oil transactions	$10,417	$5,394	$27,747	$15,644
NGL and other transactions	310	180	1,279	736
Total Supply and Logistics segment revenues from contracts with customers	$10,727	$5,574	$29,026	$16,380

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Transportation segment revenues from contracts with customers
Tariff activities:
Crude oil pipelines	$479	$442	$1,338	$1,360
NGL pipelines	26	26	79	77
Total tariff activities	505	468	1,417	1,437
Trucking	18	20	60	77
Total Transportation segment revenues from contracts with customers	$523	$488	$1,477	$1,514

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Facilities segment revenues from contracts with customers
Crude oil, NGL and other terminalling and storage	$143	$178	$466	$536
NGL and natural gas processing and fractionation	68	76	211	265
Rail load / unload	4	8	24	30
Total Facilities segment revenues from contracts with customers	$215	$262	$701	$831

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

Three Months Ended September 30, 2021	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$523	$215	$10,727	$11,465
Other items in revenues	6	11	(212)	(195)
Total revenues of reportable segments	$529	$226	$10,515	$11,270
Intersegment revenues				(494)
Total revenues				$10,776

Three Months Ended September 30, 2020	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$488	$262	$5,574	$6,324
Other items in revenues	6	9	(37)	(22)
Total revenues of reportable segments	$494	$271	$5,537	$6,302
Intersegment revenues				(469)
Total revenues				$5,833

Nine Months Ended September 30, 2021	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$1,477	$701	$29,026	$31,204
Other items in revenues	91	40	(804)	(673)
Total revenues of reportable segments	$1,568	$741	$28,222	$30,531
Intersegment revenues				(1,442)
Total revenues				$29,089

Nine Months Ended September 30, 2020	Transportation	Facilities	Supply and Logistics	Total
Revenues from contracts with customers	$1,514	$831	$16,380	$18,725
Other items in revenues	16	29	(9)	36
Total revenues of reportable segments	$1,530	$860	$16,371	$18,761
Intersegment revenues				(1,434)
Total revenues				$17,327

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

Counterparty Deficiencies	Financial Statement Classification	September 30, 2021	December 31, 2020
Billed and collected	Liability	$102	$73
Unbilled (1)	N/A	16	4
Total		$118	$77

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

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the change in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2020	$501
Amounts recognized as revenue (1)	(386)
Additions	17
Balance at September 30, 2021	$132

(1)Includes approximately $361 million associated with crude oil sales agreements that were entered into in the fourth quarter of 2020 in conjunction with storage arrangements and inventory exchanges, which were settled in the first quarter of 2021.

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that exist as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of September 30, 2021 (in millions):

	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$47	$174	$174	$155	$129	$461
Storage, terminalling and throughput agreement revenues	69	233	165	126	60	230
Total	$116	$407	$339	$281	$189	$691

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

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At September 30, 2021 and December 31, 2020, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2021	December 31, 2020
Trade accounts receivable arising from revenues from contracts with customers	$3,294	$2,317
Other trade accounts receivables and other receivables (1)	4,176	2,818
Impact due to contractual rights of offset with counterparties	(3,705)	(2,582)
Trade accounts receivable and other receivables, net	$3,765	$2,553

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

The diluted weighted average number of common units is computed based on the weighted average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units and (ii) our equity-indexed compensation plan awards. When applying the if-converted method prescribed by FASB guidance, the possible conversion of approximately 71 million Series A preferred units, on a weighted-average basis, were excluded from the calculation of diluted net income/(loss) per common unit for the three and nine months ended September 30, 2021 and 2020 as the effect was antidilutive for each period. Our equity-indexed compensation plan awards that contemplate the issuance of common units are considered potentially dilutive unless (i) they become vested only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. Equity-indexed compensation plan awards that are deemed to be dilutive during the period are reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. As a result of the hypothetical common unit repurchase, there were no potentially dilutive equity-indexed compensation awards for the three months ended September 30, 2020. For the three and nine months ended September 30, 2021 and the nine months ended September 30, 2020, approximately 0.6 million, 0.5 million and 0.4 million equity-indexed compensation plan awards, respectively, on a weighted-average basis, were excluded from the computation of diluted net loss per common unit as the effect was antidilutive. See Note 18 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for a discussion of our equity-indexed compensation plan awards.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income/(loss) per common unit (in millions, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and Diluted Net Income/(Loss) per Common Unit
Net income/(loss) attributable to PAA	$(59)	$143	$143	$(2,562)
Distributions to Series A preferred unitholders	(37)	(37)	(112)	(112)
Distributions to Series B preferred unitholders	(12)	(12)	(37)	(37)
Distributions to participating securities	(1)	(1)	(1)	(1)
Net income/(loss) allocated to common unitholders (1)	$(109)	$93	$(7)	$(2,712)

Basic and diluted weighted average common units outstanding	715	728	719	728

Basic and diluted net income/(loss) per common unit	$(0.15)	$0.13	$(0.01)	$(3.72)

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

Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	September 30, 2021				December 31, 2020
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	6,125	barrels	$376	$61.39	13,450	barrels	$441	$32.79
NGL	10,681	barrels	300	$28.09	12,302	barrels	199	$16.18
Other	N/A		5	N/A	N/A		7	N/A
Inventory subtotal			681				647

Linefill and base gas
Crude oil	15,150	barrels	856	$56.50	14,669	barrels	828	$56.45
NGL	1,636	barrels	45	$27.51	1,640	barrels	44	$26.83
Natural gas (2)	—	Mcf	—	$—	25,576	Mcf	110	$4.30
Linefill and base gas subtotal			901				982

Long-term inventory
Crude oil	2,737	barrels	188	$68.69	2,499	barrels	111	$44.42
NGL	1,140	barrels	33	$28.95	1,185	barrels	19	$16.03
Long-term inventory subtotal			221				130

Total			$1,803				$1,759

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)Base gas with a carrying value of $110 million was included in the sale of our natural gas storage facilities, which closed on August 2, 2021. See Note 12 for additional information.

Note 6—Debt

Debt consisted of the following (in millions):

	September 30, 2021	December 31, 2020
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 0.7% (1)	$—	$547
Senior secured hedged inventory facility, bearing a weighted-average interest rate of 1.2% (1)	—	167
Senior notes:
3.65% senior notes due June 2022	750	—
Other	58	117
Total short-term debt	808	831

LONG-TERM DEBT
Senior notes, net of unamortized discounts and debt issuance costs of $55 and $62, respectively	8,327	9,071
GO Zone term loans, net of debt issuance costs of $1, bearing a weighted-average interest rate of 1.3% (2)	—	199
Other	61	112
Total long-term debt	8,388	9,382
Total debt (3)	$9,196	$10,213

(1)We classified these commercial paper notes and credit facility borrowings as short-term as of December 31, 2020, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)The GO Zone term loans were initially assumed by one of our subsidiaries in connection with the acquisition of the Southern Pines natural gas storage facility. The loans were repaid in August 2021 in connection with the sale of that facility. See Note 12 for additional information.
(3)Our fixed-rate senior notes had a face value of approximately $9.1 billion at both September 30, 2021 and December 31, 2020. We estimated the aggregate fair value of these notes as of September 30, 2021 and December 31, 2020 to be approximately $10.0 billion and $9.9 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under our credit facilities, commercial paper program and GO Zone term loans approximates fair value as interest rates reflect current market rates. The fair value estimates for our senior notes, credit facilities, commercial paper program and GO Zone term loans are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Credit Facilities

In August 2021, we renewed and extended our credit facilities by entering into new and amended credit agreements, as discussed further below. The covenants and events of default under the new and amended credit agreements remain substantially unchanged from the previous agreements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Senior secured hedged inventory facility. In August 2021, we entered into an amended credit agreement which replaced our $1.4 billion senior secured hedged inventory facility scheduled to mature in August 2022 with a $1.35 billion senior secured hedged inventory facility with an initial maturity date of August 2024. Subject to obtaining additional or increased lender commitments and other terms and conditions, the committed capacity of the facility may be increased to $1.9 billion. The amended credit agreement provides for the issuance of letters of credit of up to $400 million. Proceeds from the facility are primarily used to finance purchased or stored hedged inventory, including NYMEX and ICE margin deposits. Such obligations under the committed facility are secured by the financed inventory and the associated accounts receivable and are repaid from the proceeds of the sale of the financed inventory. Borrowings accrue interest based, at our election, on certain floating rate indices as defined in the credit agreement, in each case plus a margin based on our credit rating at the applicable time. The amended credit agreement also provides for one or more one-year extensions, subject to applicable approval and other terms and conditions.

Senior unsecured revolving credit facility. In August 2021, we entered into a new unsecured credit agreement that provides for a senior unsecured revolving credit facility with a committed borrowing capacity of $1.35 billion, of which $400 million is available for the issuance of letters of credit. The new credit agreement replaced our previous credit agreement that provided for a $1.6 billion senior unsecured revolving credit facility and was scheduled to mature in August 2024. Subject to obtaining additional or increased lender commitments and other terms and conditions, the committed capacity may be increased to $2.1 billion. Borrowings accrue interest based, at our election, on certain floating rate indices as defined in the credit agreement, in each case plus a margin based on our credit rating at the applicable time. The new credit agreement has an initial maturity date of August 2026 and provides for one or more one-year extensions, subject to applicable approval and other terms and conditions.

Borrowings and Repayments

Total borrowings under our credit facilities and commercial paper program for the nine months ended September 30, 2021 and 2020 were approximately $31.2 billion and $20.2 billion, respectively. Total repayments under our credit facilities and commercial paper program were approximately $31.9 billion and $20.5 billion for the nine months ended September 30, 2021 and 2020, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

 Letters of Credit

In connection with our supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At September 30, 2021 and December 31, 2020, we had outstanding letters of credit of $64 million and $129 million, respectively.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Partners’ Capital and Distributions

Units Outstanding

The following tables present the activity for our preferred and common units:

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2020	71,090,468	800,000	722,380,416
Repurchase and cancellation of common units under Common Equity Repurchase Program (1)	—	—	(350,000)
Issuances of common units under equity-indexed compensation plans	—	—	25,431
Outstanding at March 31, 2021	71,090,468	800,000	722,055,847
Repurchase and cancellation of common units under Common Equity Repurchase Program	—	—	(4,940,592)
Issuances of common units under equity-indexed compensation plans	—	—	256,321
Outstanding at June 30, 2021	71,090,468	800,000	717,371,576
Repurchase and cancellation of common units under Common Equity Repurchase Program	—	—	(6,626,711)
Issuances of common units under equity-indexed compensation plans	—	—	377,017
Outstanding at September 30, 2021	71,090,468	800,000	711,121,882

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2019	71,090,468	800,000	728,028,576
Issuances of common units under equity-indexed compensation plans	—	—	24,431
Outstanding at March 31, 2020	71,090,468	800,000	728,053,007
Issuances of common units under equity-indexed compensation plans	—	—	47,391
Outstanding at June 30, 2020	71,090,468	800,000	728,100,398
Issuances of common units under equity-indexed compensation plans	—	—	376,193
Outstanding at September 30, 2020	71,090,468	800,000	728,476,591

(1)Trades for these units were executed in late December 2020, but settled in early January 2021.

Common Equity Repurchase Program

We repurchased 11,917,303 common units under our Common Equity Repurchase Program (the “Program”) through open market purchases that settled during the nine months ended September 30, 2021. The total purchase price of these repurchases was $117 million, including commissions and fees. The repurchased common units were canceled immediately upon acquisition, as were the PAGP Class C shares held by us associated with the repurchased common units. At September 30, 2021, the remaining available capacity under the Program was $333 million. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for additional information regarding the Program.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions

Series A Preferred Unit Distributions. The following table details distributions to our Series A preferred unitholders paid during or pertaining to the first nine months of 2021 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
November 12, 2021 (1)	$37	$0.525
August 13, 2021	$37	$0.525
May 14, 2021	$37	$0.525
February 12, 2021	$37	$0.525

(1)Payable to unitholders of record at the close of business on October 29, 2021 for the period from July 1, 2021 through September 30, 2021. At September 30, 2021, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

Series B Preferred Unit Distributions. Distributions on our Series B preferred units are payable semi-annually in arrears on the 15th day of May and November. The following table details distributions paid to our Series B preferred unitholders (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
November 15, 2021 (1)	$24.5	$30.625
May 17, 2021	$24.5	$30.625

(1)Payable to unitholders of record at the close of business on November 1, 2021 for the period from May 15, 2021 through November 14, 2021.

At September 30, 2021, approximately $18 million of accrued distributions payable to our Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

Common Unit Distributions. The following table details distributions to our common unitholders paid during or pertaining to the first nine months of 2021 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
November 12, 2021 (1)	$84	$44	$128	$0.18
August 13, 2021	$85	$44	$129	$0.18
May 14, 2021	$86	$44	$130	$0.18
February 12, 2021	$86	$44	$130	$0.18

(1)Payable to unitholders of record at the close of business on October 29, 2021 for the period from July 1, 2021 through September 30, 2021.

Noncontrolling Interests in Subsidiaries

During the nine months ended September 30, 2021, we paid distributions of $10 million to noncontrolling interests in Red River Pipeline Company LLC.

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

At September 30, 2021 and December 31, 2020, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of September 30, 2021, net derivative positions related to these activities included:

•A net long position of 10.7 million barrels associated with our crude oil purchases, which was unwound ratably during October 2021 to match monthly average pricing.
•A net short time spread position of 1.4 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through December 2022.
•A net crude oil basis spread position of 11.0 million barrels at multiple locations through December 2022. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 16.5 million barrels through December 2023 related to anticipated net sales of crude oil and NGL inventory.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of September 30, 2021:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	67.4 Bcf	December 2023
Propane sales	(12.6) MMbls	December 2023
Butane sales	(1.9) MMbls	December 2023
Condensate sales (WTI position)	(2.5) MMbls	December 2023
Fuel gas requirements (1)	8.9 Bcf	December 2022
Power supply requirements (1)	0.7 TWh	December 2023

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Supply and Logistics segment revenues	$(206)	$(37)	$(804)	$(22)
Field operating costs	17	5	73	5
Net gain/(loss) from commodity derivative activity	$(189)	$(32)	$(731)	$(17)

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

	September 30, 2021	December 31, 2020
Initial margin	$120	$91
Variation margin posted/(returned)	371	290
Letters of credit	(50)	(63)
Net broker receivable/(payable)	$441	$318

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

	September 30, 2021				December 31, 2020
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$196	$(475)	$441	$162	$71	$(314)	$318	$75
Other long-term assets, net	16	(2)	—	14	5	—	—	5
Derivative Liabilities
Other current liabilities	5	(72)	—	(67)	9	(40)	—	(31)
Other long-term liabilities and deferred credits	1	(20)	—	(19)	—	(32)	—	(32)
Total	$218	$(569)	$441	$90	$85	$(386)	$318	$17

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

The following table summarizes the terms of our outstanding interest rate derivatives as of September 30, 2021 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2023	1.38%	Cash flow hedge
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/14/2024	0.73%	Cash flow hedge

As of September 30, 2021, there was a net loss of $194 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2054 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of September 30, 2021; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest rate derivatives, net	$6	$22	$36	$(39)

At September 30, 2021, the net fair value of our interest rate hedges, which were included in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $81 million. At December 31, 2020, the net fair value of these hedges totaled $46 million and was included in “Other long-term assets, net.”

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

The following table summarizes our open forward exchange contracts as of September 30, 2021 (in millions):

		USD	CAD	Average Exchange Rate USD to CAD
Forward exchange contracts that exchange CAD for USD:	2021	$120	$153	$1.00 - $1.27

These derivatives are not designated in a hedging relationship for accounting purposes. As such, changes in fair value are recognized in earnings as a component of Supply and Logistics segment revenues. For the three months ended September 30, 2021 and 2020, the amounts recognized in earnings for our foreign currency derivatives were a loss of $3 million and a gain of $2 million, respectively. For the nine months ended September 30, 2021 and 2020, the amounts recognized in earnings for our foreign currency derivatives were a gain of less than $1 million and a loss of $2 million, respectively.

At September 30, 2021 and December 31, 2020, the net fair value of these foreign currency derivatives, which was included in “Other current assets” on our Condensed Consolidated Balance Sheets, totaled $1 million and $2 million, respectively.

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheets. This embedded derivative is not designated in a hedging relationship for accounting purposes and corresponding changes in fair value are recognized in “Other expense, net” in our Condensed Consolidated Statement of Operations. For the three months ended September 30, 2021 and 2020, we recognized a gain of $4 million and a loss of $10 million, respectively. For the nine months ended September 30, 2021 and 2020, we recognized net gains of $13 million and $7 million, respectively. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets, totaled $1 million and $14 million at September 30, 2021 and December 31, 2020, respectively. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for additional information regarding our Series A preferred units and the Preferred Distribution Rate Reset Option.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of September 30, 2021				Fair Value as of December 31, 2020
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(19)	$(326)	$(6)	$(351)	$(143)	$(143)	$(15)	$(301)
Interest rate derivatives	—	81	—	81	—	46	—	46
Foreign currency derivatives	—	(1)	—	(1)	—	2	—	2
Preferred Distribution Rate Reset Option	—	—	(1)	(1)	—	—	(14)	(14)
Total net derivative asset/(liability)	$(19)	$(246)	$(7)	$(272)	$(143)	$(95)	$(29)	$(267)

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning Balance	$(13)	$(42)	$(29)	$(51)
Net gains/(losses) for the period included in earnings	5	(9)	14	(1)
Settlements	1	4	8	5
Ending Balance	$(7)	$(47)	$(7)	$(47)

Change in unrealized losses included in earnings relating to Level 3 derivatives still held at the end of the period	$5	$(9)	$14	$(1)

Note 9—Related Party Transactions

See Note 17 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for a complete discussion of related parties, including the determination of our related parties and nature of involvement with such related parties.

On and effective as of August 19, 2021, the Board of Directors (the “Board”) of PAGP GP approved and adopted an amendment to PAGP GP’s limited liability company agreement (the “Amendment”) which eliminated all previously negotiated “director designation” rights and requires that all directors be subject to public election, including Kayne Anderson Capital Advisors, L.P.’s (“Kayne Anderson”) legacy contractual right to designate an individual to serve on the Board without being subject to public election. The Amendment also eliminated all previously negotiated rights, including Kayne Anderson’s right, to appoint a Board observer under certain circumstances. As a result of these changes, we no longer recognize Kayne Anderson and its affiliates as related parties.

During the three and nine months ended September 30, 2021 and 2020, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from our related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues from related parties (1)	$8	$7	$25	$40

Purchases and related costs from related parties (1)	$103	$116	$288	$339

(1)Crude oil purchases that are part of inventory exchanges under buy/sell transactions are netted with the related sales, with any margin presented in “Purchases and related costs” in our Condensed Consolidated Statements of Operations.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2021	December 31, 2020
Trade accounts receivable and other receivables, net from related parties (1)	$35	$34

Trade accounts payable to related parties (1) (2)	$71	$88

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

At September 30, 2021, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) totaled $54 million, of which $9 million was classified as short-term and $45 million was classified as long-term. At December 31, 2020, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident) totaled $55 million, of which $8 million was classified as short-term and $47 million was classified as long-term. Such short-term liabilities are reflected in “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets. At September 30, 2021 and December 31, 2020, we had recorded receivables (excluding receivables related to the Line 901 incident) totaling $12 million and $6 million, respectively, for amounts probable of recovery under insurance and from third parties under indemnification agreements, $1 million of which for each period is reflected in “Other long-term assets, net” and the remainder is reflected in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheets.

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

Following an investigation and grand jury proceedings, in May of 2016, PAA was charged by a California state grand jury, pursuant to an indictment filed in California Superior Court, Santa Barbara County (the “May 2016 Indictment”), with alleged violations of California law in connection with the Line 901 incident. Fifteen charges from the May 2016 Indictment were the subject of a jury trial in California Superior Court in Santa Barbara County, and the jury returned a verdict on September 7, 2018, pursuant to which we were (i) found guilty on one felony discharge count and eight misdemeanor counts (which included one reporting count, one strict liability discharge count and six strict liability animal takings counts) and (ii) found not guilty on one strict liability animal takings count. The remaining counts were subsequently dismissed by the Court. On April 25, 2019, PAA was sentenced to pay fines and penalties in the aggregate amount of just under $3.35 million for the convictions covered by the September 2018 jury verdict (the “2019 Sentence”). The fines and penalties imposed in connection with the 2019 Sentence have been paid. The Superior Court recently concluded a series of hearings on the issue of whether there were any “direct victims” of the spill that are entitled to restitution under applicable criminal law. Through a series of final orders issued at the trial court level and without affecting any rights of the claimants under civil law, the Court dismissed the vast majority of the claims and ruled that the claimants were not entitled to restitution under applicable criminal laws. The Court did award an aggregate amount of less than $150,000 to a handful of claimants and we settled with approximately 40 claimants before the hearings for aggregate consideration that is not material. The prosecution has filed a Notice of Appeal indicating that it intends to appeal the Court’s rulings.

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

Taking the foregoing into account, as of September 30, 2021, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $485 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree and certain third party claims settlements, as well as estimates for certain legal fees. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of September 30, 2021, we had a remaining undiscounted gross liability of $103 million related to this event, which is reflected in “Trade accounts payable” and “Other current liabilities” on our Condensed Consolidated Balance Sheet. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through September 30, 2021, we had collected, subject to customary reservations, $250 million out of the approximate $360 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of September 30, 2021, we have recognized a receivable of approximately $110 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Such amount is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as legal, professional and regulatory costs during future periods.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain financial data for each segment (in millions):

	Transportation	Facilities	Supply and Logistics	Intersegment Adjustment	Total
Three Months Ended September 30, 2021
Revenues:
External customers (1)	$222	$128	$10,515	$(89)	$10,776
Intersegment (2)	307	98	—	89	494
Total revenues of reportable segments	$529	$226	$10,515	$—	$11,270
Equity earnings in unconsolidated entities	$67	$2	$—		$69
Segment Adjusted EBITDA	$427	$114	$(23)		$518
Maintenance capital	$22	$18	$3		$43

Three Months Ended September 30, 2020
Revenues:
External customers (1)	$242	$150	$5,537	$(96)	$5,833
Intersegment (2)	252	121	—	96	469
Total revenues of reportable segments	$494	$271	$5,537	$—	$6,302
Equity earnings in unconsolidated entities	$87	$2	$—		$89
Segment Adjusted EBITDA	$444	$176	$61		$681
Maintenance capital	$34	$10	$9		$53

Nine Months Ended September 30, 2021
Revenues:
External customers (1)	$700	$436	$28,221	$(268)	$29,089
Intersegment (2)	868	305	1	268	1,442
Total revenues of reportable segments	$1,568	$741	$28,222	$—	$30,531
Equity earnings in unconsolidated entities	$185	$5	$—		$190
Segment Adjusted EBITDA	$1,248	$425	$(31)		$1,642
Maintenance capital	$68	$39	$9		$116

Nine Months Ended September 30, 2020
Revenues:
External customers (1)	$774	$473	$16,370	$(290)	$17,327
Intersegment (2)	756	387	1	290	1,434
Total revenues of reportable segments	$1,530	$860	$16,371	$—	$18,761
Equity earnings in unconsolidated entities	$276	$4	$—		$280
Segment Adjusted EBITDA	$1,233	$560	$205		$1,998
Maintenance capital	$98	$40	$19		$157

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

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income/(loss) attributable to PAA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Segment Adjusted EBITDA	$518	$681	$1,642	$1,998
Adjustments: (1)
Depreciation and amortization of unconsolidated entities (2)	(21)	(18)	(109)	(51)
Gains/(losses) from derivative activities and inventory valuation adjustments (3)	(13)	(88)	23	(210)
Long-term inventory costing adjustments (4)	13	(2)	81	(66)
Deficiencies under minimum volume commitments, net (5)	(56)	(64)	(31)	(69)
Equity-indexed compensation expense (6)	(6)	(5)	(14)	(13)
Net gain/(loss) on foreign currency revaluation (7)	(3)	(4)	(2)	9
Significant transaction-related expenses (8)	(2)	—	(5)	(3)
Depreciation and amortization	(178)	(160)	(551)	(493)
Gains/(losses) on asset sales and asset impairments, net	(221)	2	(592)	(617)
Goodwill impairment losses	—	—	—	(2,515)
Gain on/(impairment of) investments in unconsolidated entities, net	—	(91)	—	(182)
Interest expense, net	(106)	(113)	(319)	(329)
Other income/(expense), net	(10)	5	13	(7)
Income/(loss) before tax	(85)	143	136	(2,548)
Income tax (expense)/benefit	30	3	16	(7)
Net income/(loss)	(55)	146	152	(2,555)
Net income attributable to noncontrolling interests	(4)	(3)	(9)	(7)
Net income/(loss) attributable to PAA	$(59)	$143	$143	$(2,562)

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
(8)Includes expenses associated with the Plains Oryx Permian Basin joint venture transaction, which closed on October 5, 2021, and the acquisition of Felix Midstream LLC in 2020. See Note 12 for further discussion of the joint venture transaction and Note 7 to our Consolidated Financial Statements included in Part IV of our 2020 Annual Report on Form 10-K for additional discussion of the Felix Midstream LLC acquisition.

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

Divestitures

In August 2021, we sold our Pine Prairie and Southern Pines natural gas storage facilities, previously included in our Facilities segment, for net proceeds of approximately $850 million, including working capital adjustments. As of June 30, 2021, we classified the assets related to this transaction (primarily “Property and equipment”), valued at the lower of the carrying amount or fair value less costs to sell, of approximately $832 million as assets held for sale with approximately $18 million of deferred losses on hedges remaining in other comprehensive income until the closing of the sale. Upon classification of the assets to held for sale in the second quarter of 2021, we recognized a non-cash impairment loss of approximately $475 million which is included in “(Gains)/losses on asset sales and asset impairments, net” on our Condensed Consolidated Statement of Operations.

Joint Venture Transaction

On October 5, 2021, we and Oryx Midstream Holdings LLC (“Oryx Midstream”) completed the merger, in a cashless, debt-free transaction, of our respective Permian Basin assets, operations and commercial activities into a newly formed joint venture, Plains Oryx Permian Basin LLC (“Plains Oryx Permian Basin”). Plains Oryx Permian Basin includes all of Oryx Midstream’s Permian Basin assets and, with the exception of our long-haul pipeline systems and certain of our intra-basin terminal assets, the vast majority of our assets located within the Permian Basin. We own 65% of Plains Oryx Permian Basin, operate the combined assets and will reflect Plains Oryx Permian Basin as a consolidated subsidiary in our consolidated financial statements. The initial accounting for this transaction was not complete as of the financial statement issuance date.

Oryx Midstream is a portfolio company of Stonepeak Infrastructure Partners (“Stonepeak”). Affiliates of Stonepeak own approximately 8.9% of our outstanding Series A Preferred Units, which equates to less than 1% of our outstanding common units and common unit equivalents combined.

Asset Impairments (Held and Used)

During the nine months ended September 30, 2021, we recognized approximately $220 million of non-cash impairment losses related to certain crude oil storage terminal assets included in our Facilities segment. This amount is reflected in “(Gains)/losses on asset sales and asset impairments, net” on our Condensed Consolidated Statements of Operations.

Decreased demand for our services related to changing market conditions resulted in decreases in expected future cash flows for certain of our assets, which was a triggering event that required us to assess the recoverability of our carrying value of such long-lived assets. As a result of our impairment review, we wrote off the portion of the carrying amount of these long-lived assets that exceeded their fair value. Our estimated fair value (which we consider a Level 3 measurement in the fair value hierarchy) was primarily based upon an assumption for the amount for which the relevant assets and land could be sold.

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
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Recent Accounting Pronouncements
•Critical Accounting Policies and Estimates
•Forward-Looking Statements

Executive Summary

Company Overview

Our business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical midstream infrastructure systems that connect major producing regions to key demand centers and export terminals. As one of the largest midstream service providers in North America, we own an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins (including the Permian Basin) and transportation corridors and at major market hubs in the United States and Canada. Our assets and the services we provide are primarily focused on crude oil and NGL. Our business activities are conducted through three operating segments: Transportation, Facilities and Supply and Logistics.

Recent Developments

On August 2, 2021, we completed the sale of our Pine Prairie and Southern Pines natural gas storage facilities for net proceeds of approximately $850 million, including working capital adjustments. In connection with the sale, we repaid term loans totaling $200 million.

On October 5, 2021, we and Oryx Midstream completed the merger of our respective Permian Basin assets, operations and commercial activities into a newly formed strategic joint venture, Plains Oryx Permian Basin. Plains Oryx Permian Basin includes all of Oryx Midstream’s Permian Basin assets and, with the exception of our long-haul pipeline systems and certain of our intra-basin terminal assets, the vast majority of our assets located within the Permian Basin. We own 65% of Plains Oryx Permian Basin, operate the combined assets and will reflect Plains Oryx Permian Basin as a consolidated subsidiary in our consolidated financial statements. Structured as a debt-free joint venture entity through a cashless transaction, this aligns with our financial and portfolio optimization strategies and is expected to be near-term free cash flow accretive.

Overview of Operating Results

During the first nine months of 2021, we recognized net income of $152 million compared to a net loss of $2.555 billion recognized during the first nine months of 2020. The net loss for the 2020 period was primarily driven by goodwill impairment losses and non-cash impairment charges related to the write-down of certain pipeline and other long-lived assets, certain of our investments in unconsolidated entities, and assets upon classification as held for sale totaling approximately $3.33 billion. In addition, we recognized approximately $233 million of inventory valuation adjustments due to declines in commodity prices during the first quarter of 2020. The comparable nine-month 2021 period includes a net loss on asset sales and asset impairments of $592 million.

Results from our reporting segments during the first nine months of 2021 decreased from the comparable 2020 period driven primarily by the impact of less favorable crude oil market conditions combined with lower realized NGL margins in our Supply and Logistics segment. In addition, our Facilities segment was unfavorably impacted by reduced NGL capacity utilization and market rates as well as the impact of asset sales. These unfavorable results were partially offset by favorable Transportation segment results that benefited from the collection of deficiency payments associated with minimum volume commitments and lower operating costs.

See further discussion of our operating results in the “—Results of Operations—Analysis of Operating Segments” and “—Other Income and Expenses” sections below.

Results of Operations

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2021	2020	$	%	2021	2020	$	%
Transportation Segment Adjusted EBITDA (1)	$427	$444	$(17)	(4)%	$1,248	$1,233	$15	1%
Facilities Segment Adjusted EBITDA (1)	114	176	(62)	(35)%	425	560	(135)	(24)%
Supply and Logistics Segment Adjusted EBITDA (1)	(23)	61	(84)	(138)%	(31)	205	(236)	(115)%
Adjustments:
Depreciation and amortization of unconsolidated entities	(21)	(18)	(3)	(17)%	(109)	(51)	(58)	(114)%
Selected items impacting comparability - Segment Adjusted EBITDA	(67)	(163)	96	**	52	(352)	404	**
Depreciation and amortization	(178)	(160)	(18)	(11)%	(551)	(493)	(58)	(12)%
Gains/(losses) on asset sales and asset impairments, net	(221)	2	(223)	**	(592)	(617)	25	4%
Goodwill impairment losses	—	—	—	N/A	—	(2,515)	2,515	100%
Gain on/(impairment of) investments in unconsolidated entities, net	—	(91)	91	100%	—	(182)	182	100%
Interest expense, net	(106)	(113)	7	6%	(319)	(329)	10	3%
Other income/(expense), net	(10)	5	(15)	**	13	(7)	20	**
Income tax (expense)/benefit	30	3	27	**	16	(7)	23	**
Net income/(loss)	(55)	146	(201)	(138)%	152	(2,555)	2,707	106%
Net income attributable to noncontrolling interests	(4)	(3)	(1)	(33)%	(9)	(7)	(2)	(29)%
Net income/(loss) attributable to PAA	$(59)	$143	$(202)	(141)%	$143	$(2,562)	$2,705	106%

Basic and diluted net income/(loss) per common unit	$(0.15)	$0.13	$(0.28)	**	$(0.01)	$(3.72)	$3.71	**
Basic and diluted weighted average common units outstanding	715	728	(13)	**	719	728	(9)	**

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

The following tables set forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA and Implied DCF from Net Income/(Loss) (in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2021	2020	$	%	2021	2020	$	%

Net income/(loss)	$(55)	$146	$(201)	(138)%	$152	$(2,555)	$2,707	106%
Interest expense, net	106	113	(7)	(6)%	319	329	(10)	(3)%
Income tax expense/(benefit)	(30)	(3)	(27)	**	(16)	7	(23)	**
Depreciation and amortization	178	160	18	11%	551	493	58	12%
(Gains)/losses on asset sales and asset impairments, net	221	(2)	223	**	592	617	(25)	(4)%
Goodwill impairment losses	—	—	—	N/A	—	2,515	(2,515)	(100)%
(Gain on)/impairment of investments in unconsolidated entities, net	—	91	(91)	(100)%	—	182	(182)	(100)%
Depreciation and amortization of unconsolidated entities (1)	21	18	3	17%	109	51	58	114%
Selected Items Impacting Comparability:
(Gains)/losses from derivative activities and inventory valuation adjustments	13	88	(75)	**	(23)	210	(233)	**
Long-term inventory costing adjustments	(13)	2	(15)	**	(81)	66	(147)	**
Deficiencies under minimum volume commitments, net	56	64	(8)	**	31	69	(38)	**
Equity-indexed compensation expense	6	5	1	**	14	13	1	**
Net (gain)/loss on foreign currency revaluation	3	4	(1)	**	2	(9)	11	**
Significant transaction-related expenses	2	—	2	**	5	3	2	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (2)	67	163	(96)	**	(52)	352	(404)	**
(Gains)/losses from derivative activities (3)	(4)	10	(14)	**	(13)	(7)	(6)	**
Net (gain)/loss on foreign currency revaluation (4)	15	(14)	29	**	1	20	(19)	**
Net gain on early repayment of senior notes (5)	—	—	—	**	—	(3)	3	**
Selected Items Impacting Comparability - Adjusted EBITDA (6)	78	159	(81)	**	(64)	362	(426)	**
Adjusted EBITDA (6)	$519	$682	$(163)	(24)%	$1,643	$2,001	$(358)	(18)%
Interest expense, net of certain non-cash items (7)	(99)	(107)	8	7%	(301)	(313)	12	4%
Maintenance capital (8)	(43)	(53)	10	19%	(116)	(157)	41	26%
Current income tax expense	(8)	(17)	9	53%	(11)	(39)	28	72%
Distributions from unconsolidated entities in excess of/(less than) adjusted equity earnings (9)	9	(1)	10	**	11	7	4	**
Distributions to noncontrolling interests (10)	(4)	(2)	(2)	(100)%	(10)	(6)	(4)	(67)%
Implied DCF	$374	$502	$(128)	(25)%	$1,216	$1,493	$(277)	(19)%
Preferred unit distributions (10)	(37)	(37)	—	—%	(137)	(137)	—	—%
Implied DCF Available to Common Unitholders	$337	$465	$(128)	(28)%	$1,079	$1,356	$(277)	(20)%
Common unit cash distributions (10)	(129)	(131)			(389)	(524)
Implied DCF Excess (11)	$208	$334			$690	$832

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
(4)During the periods presented, there were fluctuations in the value of CAD to USD, resulting in the realization of foreign exchange gains and losses on the settlement of foreign currency transactions as well as the revaluation of monetary assets and liabilities denominated in a foreign currency. The associated gains and losses are not integral to our results and were thus classified as a selected item impacting comparability.
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

The following tables set forth our operating results from our Transportation segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2021	2020	$	%	2021	2020	$	%
Revenues	$529	$494	$35	7%	$1,568	$1,530	$38	2%
Purchases and related costs	(75)	(60)	(15)	(25)%	(181)	(184)	3	2%
Field operating costs	(149)	(139)	(10)	(7)%	(394)	(440)	46	10%
Segment general and administrative expenses (2)	(25)	(22)	(3)	(14)%	(79)	(73)	(6)	(8)%
Equity earnings in unconsolidated entities	67	87	(20)	(23)%	185	276	(91)	(33)%

Adjustments: (3)
Depreciation and amortization of unconsolidated entities	20	17	3	18%	107	49	58	118%
Losses from derivative activities and inventory valuation adjustments	—	—	—	**	(1)	—	(1)	**
Deficiencies under minimum volume commitments, net	56	64	(8)	**	33	64	(31)	**
Equity-indexed compensation expense	3	3	—	**	8	8	—	**
Significant transaction-related expenses	1	—	1	**	2	3	(1)	**
Segment Adjusted EBITDA	$427	$444	$(17)	(4)%	$1,248	$1,233	$15	1%
Maintenance capital	$22	$34	$(12)	(35)%	$68	$98	$(30)	(31)%
Segment Adjusted EBITDA per barrel	$0.73	$0.79	$(0.06)	(8)%	$0.75	$0.70	$0.05	7%

Average Daily Volumes	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in thousands of barrels per day) (4)	2021	2020	Volumes	%	2021	2020	Volumes	%
Tariff activities volumes
Crude oil pipelines (by region):
Permian Basin (5)	4,394	4,200	194	5%	4,114	4,507	(393)	(9)%
South Texas / Eagle Ford (5)	311	370	(59)	(16)%	315	383	(68)	(18)%
Central (5)	483	388	95	24%	441	383	58	15%
Gulf Coast	176	137	39	28%	161	133	28	21%
Rocky Mountain (5)	344	238	106	45%	320	251	69	27%
Western	224	232	(8)	(3)%	239	217	22	10%
Canada	230	303	(73)	(24)%	279	291	(12)	(4)%
Crude oil pipelines	6,162	5,868	294	5%	5,869	6,165	(296)	(5)%
NGL pipelines	165	180	(15)	(8)%	176	187	(11)	(6)%
Tariff activities total volumes	6,327	6,048	279	5%	6,045	6,352	(307)	(5)%
Trucking volumes	58	67	(9)	(13)%	62	75	(13)	(17)%
Transportation segment total volumes	6,385	6,115	270	4%	6,107	6,427	(320)	(5)%

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

 Revenues, Purchases and Related Costs, Equity Earnings in Unconsolidated Entities and Volumes. The following table presents variances in revenues, purchases and related costs and equity earnings in unconsolidated entities by region:

	Favorable/(Unfavorable) Variance Three Months Ended September 30, 2021-2020			Favorable/(Unfavorable) Variance Nine Months Ended September 30, 2021-2020
(in millions)	Revenues	Purchases and Related Costs	Equity Earnings	Revenues	Purchases and Related Costs	Equity Earnings
Permian Basin region	$14	$(14)	$(16)	$21	$(7)	$(34)
South Texas / Eagle Ford region	(3)	—	(2)	(10)	—	(14)
Central region	5	—	1	8	1	(23)
Gulf Coast region	3	—	—	5	—	(10)
Rocky Mountain region	9	—	(3)	21	—	(10)
Other regions, NGL pipelines, trucking and pipeline loss allowance revenue	7	(1)	—	(7)	9	—
Total variance	$35	$(15)	$(20)	$38	$3	$(91)

•Permian Basin region. Revenues, net of purchases and related costs, (“net revenues”) increased by $14 million for the nine months ended September 30, 2021, compared to the same period in 2020 primarily due to the recognition of revenue associated with minimum volume commitments in the first and second quarters of 2021. Such favorable impacts were partially offset by lower volumes of crude oil produced in the Permian Basin in the first quarter of 2021, driven by the COVID-19 pandemic-related reset to production and compounded by shut-ins from the extreme winter weather event that occurred in February of 2021 (“Winter Storm Uri”).

Equity earnings decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to depreciation expense and transition costs associated with phase one of the Wink to Webster pipeline being placed into service during the first quarter of 2021, long-haul volumes shipped at lower rates and our proportionate share of the write-off of costs associated with a capital project canceled during the second quarter of 2021, partially offset by lower power costs related to Winter Storm Uri.

•South Texas / Eagle Ford region. Revenues and volumes decreased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to lower production, including, for the nine-month period, the impact of curtailments from Winter Storm Uri in the first quarter of 2021.

Equity earnings decreased for the nine months ended September 30, 2021 compared to the same period in 2020 due to a combination of lower joint tariff volumes from our Permian Basin long-haul system, and to a lesser extent, lower regional receipts, partially offset by the recognition of previously deferred revenue associated with minimum volume commitments.

•Central region. Revenues increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to higher volumes on certain of our pipelines in the region, including the Red River pipeline, as a result of (i) additional volume commitments beginning in the third quarter of 2020 and the second quarter of 2021 and (ii) an expansion placed into service in October 2020.

Equity earnings decreased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to our proportionate share of Diamond Pipeline’s write-off of costs associated with the cancellation of the project to connect Diamond Pipeline to Capline Pipeline (the Byhalia Connection) during the second quarter of 2021.

•Gulf Coast region. Revenues increased slightly for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to higher movements on a low tariff pipeline.

Equity earnings decreased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to our proportionate share of Capline Pipeline’s write-off of costs associated with the cancellation of the project to connect Diamond Pipeline to Capline Pipeline (the Byhalia Connection) during the second quarter of 2021.

•Rocky Mountain region. Revenues increased for the three and nine months ended September 30, 2021 compared to the same periods in 2020 primarily due to (i) increased movements on our cross-border pipelines and (ii) a new joint tariff movement to Cushing, Oklahoma.

Equity earnings decreased for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to the expiration of higher-tariff volume commitments in the current period on the White Cliffs pipeline, partially offset by higher volumes from committed shippers on the Saddlehorn pipeline.

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

For each of the three and nine month periods ended September 30, 2021 and 2020, we billed and deferred amounts from counterparties associated with deficiencies under minimum volume commitments. In each of the periods presented, the amount we billed was in excess of the amount we recognized into revenue.

Field Operating Costs. The decrease in field operating costs for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily due to (i) lower power costs, including the impact of gains related to hedged power costs resulting from Winter Storm Uri and (ii) streamlining efforts which have resulted in decreases in variable costs and maintenance and chemicals and additives costs. These favorable impacts were partially offset by increased field operating costs for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to (i) higher compensation costs, including lower wage subsidies received by our Canadian subsidiary, and (ii) an increase in power costs due to higher volumes.

Segment General and Administrative Expenses. The increase in segment general and administrative expenses for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily due to increased information systems costs and reduced wage subsidies received by our Canadian subsidiary in the current periods. The nine-month comparative period was further unfavorably impacted by an increase in equity-indexed compensation expense on liability-classified awards (which are not included as an “Adjustment” in the table above) due to an increase in our common unit price.

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The decrease in maintenance capital spending for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily due to timing changes, the completion of multi-year reliability improvement programs and application of updated regulatory guidance, among other factors.

Facilities Segment

Our Facilities segment operations generally consist of fee-based activities associated with providing storage, terminalling and throughput services primarily for crude oil and NGL, as well as NGL fractionation and isomerization services and natural gas and condensate processing services. The Facilities segment generates revenue through a combination of month-to-month and multi-year agreements.

The following tables set forth our operating results from our Facilities segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2021	2020	$	%	2021	2020	$	%
Revenues	$226	$271	$(45)	(17)%	$741	$860	$(119)	(14)%
Purchases and related costs	(1)	(2)	1	50%	(7)	(12)	5	42%
Field operating costs	(86)	(73)	(13)	(18)%	(238)	(233)	(5)	(2)%
Segment general and administrative expenses (2)	(20)	(18)	(2)	(11)%	(60)	(63)	3	5%
Equity earnings in unconsolidated entities	2	2	—	—%	5	4	1	25%

Adjustments: (3)
Depreciation and amortization of unconsolidated entities	1	1	—	**	2	2	—	**
(Gains)/losses from derivative activities	(9)	(6)	(3)	**	(19)	(5)	(14)	**
Deficiencies under minimum volume commitments, net	—	—	—	**	(2)	5	(7)	**
Equity-indexed compensation expense	1	1	—	**	3	2	1	**
Segment Adjusted EBITDA	$114	$176	$(62)	(35)%	$425	$560	$(135)	(24)%
Maintenance capital	$18	$10	$8	80%	$39	$40	$(1)	(3)%
Segment Adjusted EBITDA per barrel	$0.35	$0.47	$(0.12)	(26)%	$0.42	$0.50	$(0.08)	(16)%

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Volumes (4)	2021	2020	Volumes	%	2021	2020	Volumes	%
Liquids storage (average monthly capacity in millions of barrels) (5)	100	111	(11)	(10)%	100	110	(10)	(9)%
Natural gas storage (average monthly working capacity in billions of cubic feet)	23	67	(44)	(66)%	54	66	(12)	(18)%
NGL fractionation (average volumes in thousands of barrels per day)	119	110	9	8%	130	129	1	1%
Facilities segment total volumes (average monthly volumes in millions of barrels) (6)	108	125	(17)	(14)%	113	125	(12)	(10)%

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

Revenues, Purchases and Related Costs and Volumes. Variances in net revenues and average monthly volumes were primarily driven by the following:

•NGL Operations. Revenues from our NGL operations decreased by $13 million and $70 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to reduced intersegment facility fees to reflect lower utilization and market rates at certain of our NGL facilities (which had an offsetting favorable impact on our Supply and Logistics segment). The nine-month comparative period was further unfavorably impacted by (i) a benefit in the 2020 comparative period from the receipt of a deficiency payment of approximately $20 million upon the expiration of a multi-year contract and (ii) the sale of certain NGL terminals in the second quarter of 2020. Such unfavorable impacts were partially offset for the three- and nine-month comparative periods by more favorable foreign exchange impacts in 2021 of approximately $6 million and $25 million, respectively, and, for the nine-month comparative period, gains at certain of our fractionation facilities in the first quarter of 2021.

•Crude Oil Operations. Revenues from our crude oil storage operations decreased by $8 million and $39 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 primarily due to the sale of our Los Angeles Basin terminals in October of 2020, partially offset by increased capacity and activity at certain of our Mid-Continent area terminals. In addition, revenues from our crude oil rail operations decreased by $4 million and $11 million for the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020 due to decreased movements and expiration of contracts.

•Natural Gas Storage. Net revenues decreased by $18 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 due to the sale of our natural gas storage facilities in August 2021. The impact on net revenues of the sale of these facilities was nearly entirely offset for the nine months ended September 30, 2021 compared to the same period in 2020 primarily due to increased margins from hub activities in the first quarter of 2021 related to Winter Storm Uri.

Field Operating Costs. The increase in field operating costs for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was primarily due to (i) higher compensation costs, including lower wage subsidies received by our Canadian subsidiary in the 2021 periods, (ii) costs associated with a fire at our Fort Saskatchewan facility, and (iii) higher power costs due to increased volumes at our NGL fractionation plants. These unfavorable impacts were partially offset for the (i) three and nine months due to the sale of our Los Angeles Basin terminals in October 2020 and natural gas storage facilities in August 2021 and reduced activity at our rail terminals and (ii) nine months due to the sale of certain NGL terminals in the second quarter of 2020.

Maintenance Capital. The increase in maintenance capital spending for the three months ended September 30, 2021 compared to the same period in 2020 was primarily due to timing of certain projects across multiple facilities.

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

The following tables set forth our operating results from our Supply and Logistics segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2021	2020	$	%	2021	2020	$	%
Revenues	$10,515	$5,537	$4,978	90%	$28,222	$16,371	$11,851	72%
Purchases and related costs	(10,488)	(5,510)	(4,978)	(90)%	(27,985)	(16,227)	(11,758)	(72)%
Field operating costs	(43)	(46)	3	7%	(126)	(149)	23	15%
Segment general and administrative expenses (2)	(22)	(21)	(1)	(5)%	(66)	(65)	(1)	(2)%

Adjustments: (3)
(Gains)/losses from derivative activities and inventory valuation adjustments	22	94	(72)	**	(3)	215	(218)	**
Long-term inventory costing adjustments	(13)	2	(15)	**	(81)	66	(147)	**
Equity-indexed compensation expense	2	1	1	**	3	3	—	**
Net (gain)/loss on foreign currency revaluation	3	4	(1)	**	2	(9)	11	**
Significant transaction-related expenses	1	—	1	**	3	—	3	**
Segment Adjusted EBITDA	$(23)	$61	$(84)	(138)%	$(31)	$205	$(236)	(115)%
Maintenance capital	$3	$9	$(6)	(67)%	$9	$19	$(10)	(53)%
Segment Adjusted EBITDA per barrel	$(0.17)	$0.54	$(0.71)	(131)%	$(0.08)	$0.57	$(0.65)	(114)%

Average Daily Volumes (4)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in thousands of barrels per day)	2021	2020	Volumes	%	2021	2020	Volumes	%
Crude oil lease gathering purchases	1,372	1,147	225	20%	1,300	1,181	119	10%
NGL sales	87	83	4	5%	139	132	7	5%
Supply and Logistics segment total volumes	1,459	1,230	229	19%	1,439	1,313	126	10%

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

(4)Average daily volumes are calculated as the total volumes for the period divided by the number of days in the period.

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High
Three Months Ended September 30, 2021	$62	$75
Three Months Ended September 30, 2020	$37	$43

Nine Months Ended September 30, 2021	$48	$75
Nine Months Ended September 30, 2020	$(38)	$63

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

Segment Adjusted EBITDA and Volumes. The following summarizes the significant items impacting our Supply and Logistics Segment Adjusted EBITDA:

•Crude Oil Operations. Net revenues from our crude oil operations were lower for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to the impact of more favorable market conditions in 2020, primarily on contango margins.

•NGL Operations. Net revenues from our NGL operations were higher for the three and nine months ended September 30, 2021 compared to the same periods in 2020 due to (i) a decrease in intersegment fees in 2021 to reflect lower utilization and market rates (which had an offsetting unfavorable impact on our Facilities and Transportation segments) and (ii) higher realized margins associated with NGL processing and fractionation activities in the third quarter of 2021.

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

•Field Operating Costs. The decrease in field operating costs for the nine months ended September 30, 2021 compared to the same period in 2020 was primarily driven by lower trucking costs due to more supply connected to pipelines resulting in lower trucking activity in the 2021 period.

Other Income and Expenses

Depreciation and Amortization

The increase in depreciation and amortization expense for the three and nine months ended September 30, 2021 compared to the same periods in 2020 was largely driven by a reduction in the useful lives of certain assets. See Note 2 to our Condensed Consolidated Financial Statements for additional information.

Gains/(Losses) on Asset Sales and Asset Impairments, Net

The net losses on asset sales and asset impairments for 2021 primarily include (i) an approximate $220 million non-cash impairment charge recognized in the third quarter related to the write-down of certain crude oil storage terminal assets as a result of decreased demand for our services due to changing market conditions, (ii) an approximate $475 million non-cash impairment charge related to the write-down of our Pine Prairie and Southern Pines natural gas storage facilities upon classification as held for sale during the second quarter, which were sold on August 2, 2021, and (iii) a gain of $106 million recognized in the second quarter related to the Asset Exchange transaction. See Note 12 to our Condensed Consolidated Financial Statements for additional information. The net loss on asset sales and asset impairments for the nine months ended September 30, 2020 was largely driven by (i) non-cash impairment losses of approximately $446 million recognized in the first quarter related to the write-down of certain pipeline and other long-lived assets due to macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, and (ii) approximately $167 million of impairment losses recognized on assets upon classification as held for sale during the first quarter, which were subsequently sold.

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

Interest Expense

The decrease in interest expense for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily due to a lower weighted average debt balance and lower average rates during the 2021 periods.

Other Income/(Expense), Net

The following table summarizes the components impacting Other expense, net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Gain/(loss) related to mark-to-market adjustment of our Preferred Distribution Rate Reset Option (1)	$4	$(10)	$13	$7
Net gain/(loss) on foreign currency revaluation (2)	(15)	14	(1)	(20)
Other	1	1	1	6
	$(10)	$5	$13	$(7)

(1)See Note 8 to our Condensed Consolidated Financial Statements for additional information.
(2)The activity during the periods presented was primarily related to the impact from the change in the United States dollar to Canadian dollar exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax (Expense)/Benefit

The net favorable income tax variance for the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 was primarily a result of activity within our Canadian operations.

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

As of September 30, 2021, although we had a working capital deficit of $523 million, we had approximately $2.8 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of September 30, 2021
Availability under senior unsecured revolving credit facility (1) (2)	$1,293
Availability under senior secured hedged inventory facility (1) (2)	1,343
Amounts outstanding under commercial paper program	—
Subtotal	2,636
Cash and cash equivalents	191
Total	$2,827

(1)Represents availability prior to giving effect to borrowings outstanding under our commercial paper program, which reduce available capacity under the facilities.

(2)Available capacity under our senior unsecured revolving credit facility and senior secured hedged inventory facility was reduced by outstanding letters of credit of $57 million and $7 million, respectively.

In August 2021, we entered into new and amended credit agreements to facilitate the renewal and extension of our credit facilities. Our $1.6 billion senior unsecured revolving credit facility with a maturity date of August 2024 was replaced with a $1.35 billion senior unsecured revolving credit facility with an initial maturity in August 2026 and our $1.4 billion senior secured hedged inventory facility with a maturity date of August 2022 was replaced with a $1.35 billion senior secured hedged inventory facility with an initial maturity in August 2024. The credit agreements provide for one or more one-year extensions and have accordion features which, subject to receipt of incremental lender approval and other terms and conditions, permit us to increase borrowing capacity under the senior unsecured revolving credit facility and senior secured hedged inventory facility to $2.1 billion and $1.9 billion, respectively. The covenants and events of default under the new and amended credit agreements remain substantially unchanged from the previous agreements. See Note 6 to our Condensed Consolidated Financial Statements for additional information.

Usage of our credit facilities, and, in turn, our commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for our revolving credit facilities (which impact our ability to access our commercial paper program because they provide the financial backstop that supports our short-term credit ratings) and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. Additionally, lack of compliance with the provisions in our credit agreements may restrict our ability to make distributions of available cash. We were in compliance with the covenants contained in our credit agreements and indentures as of September 30, 2021.

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

The following table sets forth the reconciliation of the non-GAAP financial liquidity measures Free Cash Flow and Free Cash Flow after Distributions from Net Cash Provided by Operating Activities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net cash provided by operating activities	$336	$282	$1,361	$1,256
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Net cash provided by/(used in) investing activities	761	(208)	478	(1,066)
Cash contributions from noncontrolling interests	—	1	1	11
Cash distributions paid to noncontrolling interests (1)	(4)	(2)	(10)	(6)
Free Cash Flow	$1,093	$73	$1,830	$195
Cash distributions (2)	(166)	(168)	(526)	(661)
Free Cash Flow after Distributions	$927	$(95)	$1,304	$(466)

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

Net cash provided by operating activities for the first nine months of 2021 and 2020 was $1.361 billion and $1.256 billion, respectively, and primarily resulted from earnings from our operations. During the nine months ended September 30, 2020, we increased the volume of our crude oil inventory to be stored during the contango market; however, this increase was offset by lower prices for our inventory stored at the end of the current period compared to the end of 2019.

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

	Nine Months Ended September 30,
	2021	2020
Investment capital (1) (2)	$182	$785
Maintenance capital (1)	116	157
Acquisition capital (3)	32	310
	$330	$1,252

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

2021 Investment and Maintenance Capital. Total projected investment capital for the year ended December 31, 2021 is $275 million, a majority of which will be invested in our fee-based Transportation and Facilities segments. Additionally, maintenance capital for the full year of 2021 is projected to be $180 million. We expect to fund our 2021 investment and maintenance capital expenditures with retained cash flow and proceeds from assets sold as part of our divestiture program.

Divestitures

We continue to evaluate potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners. The following table summarizes the proceeds received during the first nine months of 2021 and 2020 from sales of assets, which were previously reported in our Transportation and Facilities segments (in millions):

	Nine Months Ended September 30,
	2021	2020
Proceeds from divestitures (1)	$878	$246

(1)Represents gross proceeds, including working capital adjustments, before deducting transaction costs.

The proceeds from divestitures in 2021 are primarily from the sale of our Pine Prairie and Southern Pines natural gas storage facilities on August 2, 2021. See Note 12 to our Condensed Consolidated Financial Statements for additional information. Proceeds from divestitures were used to reduce debt levels and fund our investment capital projects.

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

Borrowings and Repayments Under Credit Arrangements

During the nine months ended September 30, 2021, we had net repayments on our credit facilities and commercial paper program of $713 million. The net repayments resulted primarily from cash flow from operating activities and proceeds from asset sales, which offset borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

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

Common Equity Repurchase Program

We repurchased 11,917,303 common units under the Program through open market purchases that settled during the nine months ended September 30, 2021. The total purchase price of these repurchases was $117 million, including commissions and fees. At September 30, 2021, the remaining available capacity under the Program was $333 million.

Registration Statements

We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue, in the aggregate, up to a specified amount of debt or equity securities (“Traditional Shelf”), under which we had approximately $1.1 billion of unsold securities available at September 30, 2021. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under our Traditional Shelf or WKSI Shelf during the nine months ended September 30, 2021.

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

See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first nine months of 2021.

Contingencies

For a discussion of contingencies that may impact us, see Note 10 to our Condensed Consolidated Financial Statements.

Commitments

Contractual Obligations. In the ordinary course of doing business, we purchase crude oil and NGL from third parties under contracts, the majority of which range in term from thirty-day evergreen to five years, with a limited number of contracts with remaining terms extending up to 12 years. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. The table below includes purchase obligations related to these activities. Where applicable, the amounts presented represent the net obligations associated with our counterparties (including giving effect to netting buy/sell contracts and those subject to a net settlement arrangement). We do not expect to use a significant amount of internal capital to meet these obligations, as the obligations will be funded by corresponding sales to entities that we deem creditworthy or who have provided credit support we consider adequate.

The following table includes our best estimate of the amount and timing of these payments as well as other amounts due under the specified contractual obligations as of September 30, 2021 (in millions):

	Remainder of 2021	2022	2023	2024	2025	2026 and Thereafter	Total
Long-term debt and related interest payments (1)	$101	$1,138	$1,463	$1,085	$1,303	$8,339	$13,429
Leases (2)	28	106	86	73	58	331	682
Other obligations (3)	82	337	338	282	267	943	2,249
Subtotal	211	1,581	1,887	1,440	1,628	9,613	16,360
Crude oil, NGL and other purchases (4)	6,868	21,598	19,989	18,909	15,882	61,185	144,431
Total	$7,079	$23,179	$21,876	$20,349	$17,510	$70,798	$160,791

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
(3)Includes (i) other long-term liabilities, (ii) storage, processing and transportation agreements (including certain agreements for which the amount and timing of expected payments is subject to the completion of underlying construction projects), (iii) certain rights-of-way easements and (iv) noncancelable commitments related to our investment capital projects, including projected contributions for our share of the capital spending of our equity method investments. The storage, processing and transportation agreements include approximately $1.8 billion associated with agreements to store crude oil at facilities and transport crude oil or utilize capacity on pipelines owned by equity method investees at posted tariff rates or prices that we believe approximate market. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.
(4)Amounts are primarily based on estimated volumes and market prices based on average activity during September 2021. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with supply and logistics activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At September 30, 2021 and December 31, 2020, we had outstanding letters of credit of approximately $64 million and $129 million, respectively.

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
•risks related to the development and operation of our assets; and
•other factors and uncertainties inherent in the transportation, storage, terminalling and marketing of crude oil, as well as in the processing, transportation, fractionation, storage and marketing of NGL.

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

The fair value of our commodity derivatives and the change in fair value as of September 30, 2021 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(4)	$4	$(3)
Natural gas	78	$24	$(24)
NGL and other	(425)	$(114)	$114
Total fair value	$(351)

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. We did not have any variable rate debt outstanding at September 30, 2021. The fair value of our interest rate derivatives was a net asset of $81 million as of September 30, 2021. A 10% increase in the forward LIBOR curve as of September 30, 2021 would have resulted in an increase of $17 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of September 30, 2021 would have resulted in a decrease of $17 million to the fair value of our interest rate derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. Because a significant portion of our Canadian business is conducted in CAD, we use certain financial instruments to minimize the risks of unfavorable changes in exchange rates. These instruments include foreign currency exchange contracts, forwards and options. The fair value of our foreign currency derivatives was a liability of $1 million as of September 30, 2021. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in an increase of $12 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in a decrease of $12 million to the fair value of our foreign currency derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our currency exchange rate risk hedging.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including our common unit price, ten-year United States treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of our Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $1 million as of September 30, 2021. A 10% increase or decrease in the fair value would have an impact of less than $1 million. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of September 30, 2021, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the third quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

    The Omnibus Agreement, entered into as part of the Simplification Transactions, which closed on November 15, 2016, provides for the mechanics by which (i) the total number of PAGP’s outstanding Class A shares will equal the number of AAP units held by PAGP, and (ii) the total number of our common units held by AAP will equal the sum of the number of outstanding Class A units of AAP (“AAP units”) and the number of AAP units that are issuable to the holders of vested and earned Class B units of AAP (“AAP Management Units”). As such, we are obligated to issue common units to AAP in connection with PAGP’s issuance of Class A shares upon PAGP LTIP award vestings. During the three months ended
September 30, 2021, we issued 18,546 common units to AAP in connection with PAGP LTIP award vestings. This issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the third quarter of 2021:

	Total Number of Common Units Purchased	Average Price Paid per Common Unit (1)	Total Number of Common Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Common Units that May Yet Be Purchased under the Program (2)
August 1, 2021 - August 31, 2021	5,126,711	$9.77	5,126,711	$346,761,612
September 1, 2021 - September 30, 2021	1,500,000	$9.39	1,500,000	$332,701,962

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

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

None.

Item 6.   EXHIBITS

Exhibit No.		Description

2.1*	—
Agreement and Plan of Merger dated as of July 12, 2021 by and among Plains Pipeline, L.P., Plains Marketing, L.P., Oryx Midstream Holdings LLC, Middle Cadence Holdings LLC, POP HoldCo LLC, Oryx Wink Oil Marketing LLC, Oryx Permian Oil Marketing LLC, Plains Oryx Permian Basin LLC, Plains Oryx Permian Basin Marketing LLC and Plains Oryx Permian Basin Pipeline LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed July 13, 2021).

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

3.26	—
Amendment No. 5 dated August 19, 2021 to the Third Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC dated as of February 17, 2017 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed August 19, 2021).

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

4.19	—	Description of Our Securities (incorporated by reference to Exhibit 4.19 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.1	—
Credit Agreement dated as of August 20, 2021, among Plains All American Pipeline, L.P. and Plains Midstream Canada ULC, as Borrowers; certain subsidiaries of Plains All American Pipeline, L.P. from time to time party thereto, as Designated Borrowers; Bank of America, N.A., as Administrative Agent and Swing Line Lender; Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as L/C Issuers; and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 26, 2021).

10.2	—
Fourth Amended and Restated Credit Agreement dated as of August 20, 2021, among Plains Marketing, L.P. and Plains Midstream Canada ULC, as Borrowers; Plains All American Pipeline, L.P., as guarantor; Bank of America, N.A., as Administrative Agent and Swing Line Lender; Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as L/C Issuers; and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 26, 2021).

10.3** †	—	Form of LTIP Grant Letter dated August 19, 2021 (Named Executive Officers).

10.4** †	—	Form of LTIP Grant Letter dated August 19, 2021 (Directors).

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†    Filed herewith.
††    Furnished herewith.
*    Certain schedules and similar attachments have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant agrees to furnish a supplemental copy of any omitted schedule or attachment to the SEC upon request.
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

November 8, 2021

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

November 8, 2021

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

November 8, 2021