Form 10-K
period 2021-12-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2022-03-01
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the approximately 467.6 million Common Units held by non-affiliates of the registrant (treating all executive officers and directors of the registrant and holders of 10% or more of the Common Units outstanding, for this purpose, as if they are affiliates of the registrant) on June 30, 2021 was approximately $5.3 billion, based on a closing price of $11.36 per Common Unit as reported on the Nasdaq Global Select Market on such date.
As of February 22, 2022, there were 705,043,477 Common Units outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive Proxy Statement to be filed pursuant to Regulation 14A pertaining to the 2022 Annual Meeting of Unitholders are incorporated by reference into Part III hereof. The registrant intends to file such Proxy Statement no later than 120 days after the end of the fiscal year covered by this Form 10-K.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
FORM 10-K—2021 ANNUAL REPORT

FORWARD-LOOKING STATEMENTS

All statements included in this report, other than statements of historical fact, are forward-looking statements, including but not limited to statements incorporating the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and “forecast,” as well as similar expressions and statements regarding our business strategy, plans and objectives for future operations. The absence of such words, expressions or statements, however, does not mean that the statements are not forward-looking. Any such forward-looking statements reflect our current views with respect to future events, based on what we believe to be reasonable assumptions. Certain factors could cause actual results or outcomes to differ materially from the results or outcomes anticipated in the forward-looking statements. The most important of these factors include, but are not limited to:
•declines in global crude oil demand and crude oil prices (whether due to the COVID-19 pandemic, future pandemics or other factors) that correspondingly lead to a significant reduction of North American crude oil and natural gas liquids (“NGL”) production (whether due to reduced producer cash flow to fund drilling activities or the inability of producers to access capital, or both, the unavailability of pipeline and/or storage capacity, the shutting-in of production by producers, government-mandated pro-ration orders, or other factors), which in turn could result in significant declines in the actual or expected volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of our assets and/or the reduction of commercial opportunities that might otherwise be available to us;
•the effects of competition and capacity overbuild in areas where we operate, including downward pressure on rates and margins, contract renewal risk and the risk of loss of business to other midstream operators who are willing or under pressure to aggressively reduce transportation rates in order to capture or preserve customers;
•negative societal sentiment regarding the hydrocarbon energy industry and the continued development and consumption of hydrocarbons, which could influence consumer preferences and governmental or regulatory actions that adversely impact our business;
•unanticipated changes in crude oil and NGL market structure, grade differentials and volatility (or lack thereof);
•general economic, market or business conditions in the United States and elsewhere (including the potential for a recession or significant slowdown in economic activity levels, the risk of persistently high inflation and continued supply chain issues, the impact of coronavirus variants on demand and growth, and the timing, pace and extent of economic recovery) that impact (i) demand for crude oil, drilling and production activities and therefore the demand for the midstream services we provide, and (ii) commercial opportunities available to us;
•the impact of current and future laws, rulings, governmental regulations, executive orders, trade policies, accounting standards and statements, and related interpretations, including legislation, executive orders or regulatory initiatives that arise out of pandemic related concerns, that prohibit, restrict or regulate hydraulic fracturing or that prohibit the development of oil and gas resources and the related infrastructure on lands dedicated to or served by our pipelines;
•environmental liabilities, litigation or other events that are not covered by an indemnity, insurance or existing reserves;
•loss of key personnel and inability to attract and retain new talent;
•fluctuations in refinery capacity in areas supplied by our mainlines and other factors affecting demand for various grades of crude oil and NGL and resulting changes in pricing conditions or transportation throughput requirements;
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

•significant under-utilization of our assets and facilities;
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
•our inability to perform our obligations under our contracts, whether due to non-performance by third parties, including our customers or counterparties, market constraints, third-party constraints, supply chain issues, legal constraints (including governmental orders or guidance), or other factors or events;
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

PART I

Items 1 and 2.  Business and Properties

General

Plains All American Pipeline, L.P. is a publicly traded Delaware limited partnership. Our common units are listed on the Nasdaq Global Select Market (“Nasdaq”) under the ticker symbol “PAA.” Our business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical midstream infrastructure systems that connect major producing regions to key demand centers and export terminals. As one of the largest midstream service providers in North America, we own an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and natural gas liquids (“NGL”) producing basins (including the Permian Basin) and transportation corridors and at major market hubs in the United States and Canada. Our assets and the services we provide are primarily focused on crude oil and NGL.

Our business is based on the fundamental thesis that hydrocarbons are essential to the security and advancement of human quality of life and will continue to play a major long-term role in the world economy. We further believe that midstream energy infrastructure provides a critical link between energy supply and demand, and is fundamental to the maintenance and advancement of our modern-day standard of living. Acknowledging the need for multiple forms of energy to meet growing world-wide demand, we believe absolute hydrocarbon demand will increase over time, driven by global population growth and a desire to improve quality of life in lesser developed countries throughout the world. Furthermore, we believe existing energy infrastructure will play a critical role in supporting emerging energy and energy transition initiatives. As a result, we believe that midstream energy infrastructure will remain critical and valuable.

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

Organizational Structure

The diagram below shows our organizational structure as of December 31, 2021 in a summarized format:

Investors and Management
PAGP Public Class A Shareholders
16.9% Membership Interest*
PAA GP Holdings LLC
("PAGP GP")
Board of Directors
Class A Shares
100% Economic Interest
80.6% Limited Partner Interest
Class B Shares
Non-Economic Interest
19.4% Limited Partner Interest
Non-Economic
General Partner Interest
Plains GP Holdings, L.P.
(Nasdaq: PAGP)
AAP Units
19.3% Economic Interest
19.4% Limited Partner Interest
AAP Units
80.4% Economic Interest
80.6% Limited Partner Interest
Non-Economic General Partner Interest
Class C Shares
Non-Economic Interest (1)
Plains AAP, L.P.
("AAP")
PAA Public Limited Partners (excluding AAP)
Non-Economic General
Partner Interest
Common Units (1)
31.1% Limited Partner Interest
Common Units and
Series A Preferred Units
68.9% Limited Partner Interest
Series B Preferred Units (1)
Plains All American Pipeline, L.P.
(Nasdaq: PAA)
Operating Subsidiaries
Unconsolidated Entities
and Operating Assets(2)

* The remaining 83.1% membership interest in PAGP GP is owned by PAGP.

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
(2)The Partnership holds (i) direct and indirect ownership interests in consolidated operating subsidiaries including, but not limited to, Plains Marketing, L.P., Plains Pipeline, L.P., Plains Midstream Canada ULC (“PMCULC”), Plains Oryx Permian Basin LLC (the “Permian JV”) and Red River Pipeline Company LLC (“Red River”) and (ii) indirect equity interests in unconsolidated entities including, but not limited to, BridgeTex Pipeline Company, LLC, Cactus II Pipeline LLC, Capline Pipeline Company LLC, Diamond Pipeline LLC, Eagle Ford Pipeline LLC, Eagle Ford Terminals Corpus Christi LLC, Saddlehorn Pipeline Company, LLC, White Cliffs Pipeline, L.L.C. and Wink to Webster Pipeline LLC.

Business Strategy

Our principal business strategy is to provide competitive and efficient midstream infrastructure and logistics services to producers, refiners and other customers. We strive to address regional supply and demand imbalances for crude oil and NGL in the United States and Canada by combining the strategic location and capabilities of our transportation, terminalling, storage, processing and fractionation assets with our commercial expertise. We intend to execute our strategy by:
•Focusing on operational excellence, continuous improvement and running a safe, reliable, environmentally and socially responsible operation;
•Using our well positioned network of midstream infrastructure in conjunction with our commercial capabilities to provide our customers with market access, flexibility and value chain solutions, capture market opportunities, address physical market imbalances, mitigate risks and generate sustainable cash flow and margin;
•Optimizing our asset portfolio and operations (including for emerging energy opportunities) to maximize returns on invested capital; and
•Pursuing a balanced, long-term financial strategy that is focused on maintaining an investment grade credit profile and enhancing financial flexibility by making disciplined capital allocation decisions.

We believe successful execution of this strategy will enable us to generate sustainable earnings and cash flow, and will position us to reduce leverage and maintain an investment grade credit profile while increasing returns to equity holders over time.

Competitive Strengths

We believe that the following competitive strengths position us to successfully execute our principal business strategy:
•We own a strategically located, geographically diverse and interconnected large-scale asset base that provides operational flexibility and commercial optionality. The majority of our primary transportation assets are in crude oil service, are located in well-established crude oil producing regions (with our largest asset presence in the Permian Basin) and other transportation corridors and are connected, directly or indirectly, with our terminals and facilities assets. The majority of our terminals and facilities assets are located at major trading locations and premium markets that serve as gateways to major North American refinery and distribution markets and key export terminals where we have strong business relationships. In addition, our pipeline, rail, truck and storage assets provide our customers and us with significant flexibility and optionality to satisfy demand and balance markets, and participate in emerging energy opportunities.
•Our full-service integrated model and long-term focus attracts broad, diverse and high-quality customer base that supports sustainable fee-based cash flow generation. Our strategically located and interconnected asset base enables us to provide our customers with a wide variety of services, including supply aggregation, quality segregation, flow assurance and market access. We focus on building long-term relationships and alignment of interests with our customers. We believe this approach has helped us build a high-quality portfolio of customers and contracts (including long-term, third-party transportation contracts and acreage dedication contracts) that provide long-term volume support for our assets and, in turn, support long-term fee-based cash flow generation from our assets.
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
•Our merchant activities provide us with the opportunity to realize incremental margins.  We believe the variety of our merchant activities provides us with a low-risk opportunity to generate incremental margin, the amount of which may vary depending on market conditions (such as differentials and certain competitive factors).
•We have the financial, strategic and technical skills needed to execute strategic transactions that support our business and financial objectives, including joint ventures, joint ownership arrangements, acquisitions and divestitures. Since 2016, we have consummated over 10 joint venture and/or joint ownership arrangements, including the Permian JV formation completed in October 2021, and completed over $4.5 billion of divestitures of non-core assets and/or strategic sales of partial interests in selected assets. In addition, although acquisitions and capital projects are not the primary focus of our current capital allocation priorities, since the completion of our initial public offering in 1998, we have completed and integrated over 90 acquisitions with an aggregate purchase price of approximately $13.7 billion and implemented investment capital projects totaling approximately $16.9 billion.
•We have an experienced management team whose interests are aligned with those of our unitholders. Our executive management team has an average of 30+ years of experience spanning across all sectors of the energy industry, as well as investment banking, and an average of 15 years with us or our predecessors and affiliates. In addition, through their ownership of common units and grants of phantom units, our management team has a vested interest in our continued success.

Financial Strategy

Targeted Credit Profile

We believe that a major factor in our continued success is our ability to maintain significant financial flexibility. An important part of our financial strategy is our commitment to maximizing free cash flow, continuing to reduce leverage and increasing cash returned to our unitholders.

In that regard, we intend to maintain a credit profile that we believe is consistent with investment grade credit ratings. We target a credit profile with the following attributes:

•a leverage multiple averaging between 3.75x to 4.25x, which is calculated as total debt plus 50% of preferred units, divided by Adjusted EBITDA attributable to PAA (See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Non-GAAP Financial Measures” for our definition of Adjusted EBITDA and a reconciliation to Adjusted EBITDA attributable to PAA.);
◦this is roughly equivalent to a long-term debt-to-Adjusted EBITDA attributable to PAA multiple of between 3.0x and 3.5x;
•an average long-term debt-to-total capitalization ratio of approximately 50% or less;
•an average total debt-to-total capitalization ratio of approximately 60% or less; and
•an average Adjusted EBITDA-to-interest coverage multiple of approximately 3.3x or better.

At December 31, 2021, our publicly-traded senior notes comprised approximately 99% of our long-term debt. Additionally, we also routinely incur short-term debt primarily in connection with our merchant activities that involve the simultaneous purchase and forward sale of crude oil and NGL. The crude oil and NGL purchased in these transactions are volumetrically hedged. These borrowings are self-liquidating as they are repaid with sales proceeds. We also incur short-term debt to fund New York Mercantile Exchange (“NYMEX”) and Intercontinental Exchange (“ICE”) margin requirements. In certain market conditions, these routine short-term debt levels may increase above baseline levels. Similar to our working capital borrowings, these borrowings are self-liquidating. We do not consider the working capital borrowings or margin requirements associated with these activities to be part of our long-term capital structure.

Values and Sustainability

Our Core Values include Safety and Environmental Stewardship, Accountability, Ethics and Integrity and Respect and Fairness. Our Code of Business Conduct sets forth the ways in which these Core Values govern how we conduct ourselves and engage in business relationships. Our approach to sustainability involves integrating prudent environmental, social and governance (“ESG”) practices throughout the organization with a focus on transparency and building trust among stakeholders, managing operating and business risks and minimizing environmental and climate-related impacts, and levering our people, assets and systems to maximize long-term value for our stakeholders. The tenets of sustainability align with our values, underpin our business strategy and offer a framework to measure and report our progress. Annual environmental, safety and operational performance targets help us measure progress toward meeting our sustainability objectives. Performance against such targets is also a factor in determining annual bonus compensation for our employees, which further incentivizes desired behaviors and outcomes. In addition, in 2021 we established a new Health, Safety, Environmental and Sustainability (“HSES”) Board Committee to provide additional oversight and perspectives with respect to HSES and ESG matters. Additional information regarding our Core Values and our commitment to environmental and social responsibility is available in the Sustainability section of our website. See “—Available Information” below.

Description of Segments and Associated Assets

Our business activities are conducted through two segments—Crude Oil and Natural Gas Liquids (“NGL”). Prior to the fourth quarter of 2021, our reporting segments were Transportation, Facilities and Supply and Logistics. The change in our segments is reflective of a change in how our Chief Operating Decision Maker (“CODM”) (our Chief Executive Officer) views our business and stems primarily from (i) a multi-year transition in the midstream energy industry driven by increased competition that has reduced the stand alone earnings opportunities of our supply and logistics activities such that those activities now primarily support our effort to increase the utilization of our Crude Oil and NGL assets and (ii) internal changes regarding the oversight and reporting of our assets and related results of operations. See Note 20 to our Consolidated Financial Statements for additional information.

We have an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and NGL producing basins and transportation corridors and at major market hubs in the United States and Canada. The map and descriptions below highlight our more significant assets (including certain assets under construction or development) as of December 31, 2021. Unless the context requires otherwise, references herein to our “facilities” includes all of the pipelines, terminals, storage and other assets owned by us.

Following is a description of the activities and assets for each of our segments.

Crude Oil Segment

Crude Oil Market and Business Overview

Crude oil is a global commodity that serves as feedstock for many of the world’s essential refined products such as transportation fuels (gasoline, diesel, jet fuel) and heating oil, among others. While commodities are typically considered unspecialized, mass-produced and fungible, crude oil is neither unspecialized nor fungible. The crude slate available to North American and world-wide refineries consists of a substantial number of different grades and varieties. Each crude oil grade has distinguishing physical properties. For example, specific gravity (generally referred to as light or heavy), sulfur content (generally referred to as sweet or sour) and metals content, along with other characteristics, collectively result in varying economic attributes of a particular grade or type of crude oil. In many cases, these factors result in the need for such grades to be batched or segregated in the transportation and storage processes, blended to precise specifications or adjusted in value.

The lack of fungibility of the various grades of crude oil creates logistical transportation, terminalling and storage challenges and inefficiencies associated with regional volumetric supply and demand imbalances. These logistical inefficiencies are created as certain qualities of crude oil are indigenous to particular regions or countries. Also, each refinery has a distinct configuration of process units designed to handle particular grades of crude oil. The relative yields and the cost to obtain, transport and process the crude oil, combined with the value of finished goods created, drive a refinery’s choice of feedstock.

Our business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical infrastructure systems that connect major producing regions (supply) to key demand centers (refineries) and export terminals. Our assets and our business strategy are designed to serve our producer and refiner customers by addressing regional crude oil supply and demand imbalances that exist in the United States and Canada. The nature and extent of supply and demand imbalances change from time to time as a result of a variety of factors, including global demand for exports; regional production declines and/or increases; refinery expansions, modifications and shut-downs; available transportation and storage capacity; and government mandates and related regulatory factors.

Our Crude Oil segment operations generally consist of gathering and transporting crude oil using pipelines, gathering systems, trucks and at times on barges or railcars, in addition to providing terminalling, storage and other facilities-related services utilizing our integrated assets across the United States and Canada. Our assets serve third parties and are also supported by our merchant activities. Our merchant activities include the purchase of crude oil supply and the movement of this supply on our assets to sales locations, including our terminals, third-party connecting carriers, regional hubs or to refineries. Our merchant activities are subject to our risk-management policies and may include the use of derivative instruments to hedge our exposure. Crude oil sales arrangements are also subject to our credit policies.

The figure below provides an illustrative and simplified overview of the assets and activities associated with our Crude Oil segment:

With respect to the transportation assets in this segment, we primarily generate revenue through a combination of tariffs, pipeline capacity agreements and other transportation fees. With respect to our facilities assets in this segment, we primarily generate revenue through a combination of month-to-month and multi-year agreements and arrangements which include (i) storage, throughput and loading/unloading fees at our crude oil facilities, and (ii) fees from condensate processing services. We also generate significant revenue through our commercial and merchant activities that supply volumes to our transportation and storage assets, although such activities are generally low margin.

Crude Oil Segment Assets Overview

As of December 31, 2021, in this segment we employed a variety of owned or, to a much lesser extent, leased long-term physical transportation and facilities assets throughout the United States and Canada, including approximately:

•18,300 miles of active crude oil transportation pipelines and gathering systems, and an additional 110 miles of pipelines that support our crude oil storage and terminalling facilities;
•74 million barrels of commercial crude oil storage capacity at our terminalling and storage locations;
•38 million barrels of active, above-ground tank capacity used to facilitate pipeline throughput and help maintain product quality segregation;
•four marine facilities in the United States;
•a condensate processing facility located in the Eagle Ford area of South Texas with an aggregate processing capacity of 120,000 barrels per day;
•seven crude oil rail terminals and 2,100 crude oil railcars; and
•640 trucks and 1,275 trailers.

Additionally, our assets include the linefill associated with our commercial activities, including approximately:
•15 million barrels of crude oil linefill in pipelines and tanks owned by us; and
•3 million barrels of crude oil utilized as linefill in pipelines owned by third parties or otherwise required as long-term inventory.

Crude Oil Pipelines

The following table presents active miles and average daily volumes for our crude oil pipelines in the United States and Canada as of December 31, 2021, grouped by geographic location:

Region	Ownership Percentage	Approximate System Miles (1)	2021 Average Net Barrels per Day (2)
			(in thousands)
Permian Basin:
Gathering pipelines (3)	40% - 65%	4,895	1,643
Intra-basin pipelines (4)	50% - 100%	815	1,740
Long-haul pipelines (4)	16% - 100%	1,620	1,029
		7,330	4,412

South Texas/Eagle Ford	50% - 100%	825	326

Mid-Continent	50% - 100%	2,485	455

Gulf Coast	54% - 100%	1,170	158

Rocky Mountain	21% - 100%	3,370	332

Western	100%	545	236

Canada	100%	2,575	286

Total		18,300	6,205

(1)Includes total mileage of pipelines in which we own less than 100%.

(2)Represents average daily volumes for the entire year attributable to our interest for pipelines owned by unconsolidated entities or through undivided joint interests. Average daily volumes are calculated as the total volumes (attributable to our interest) for the year divided by the number of days in the year. Volumes reflect tariff movements and thus may be included multiple times as volumes move through our integrated system. Volumes associated with acquisitions represent total volumes for the number of days we actually owned the assets divided by the number of days in the period.
(3)All of our gathering pipelines in the Permian Basin are owned by the Permian JV, a consolidated entity in which we own a 65% interest. The Permian JV has a 40% interest in an unconsolidated entity that owns one of the gathering pipelines in the Permian Basin.
(4)Includes pipelines operated by a third party.

A significant portion of our crude oil pipeline assets are interconnected and are operated as a contiguous system. The following descriptions are organized by type and geographic location and represent a selection of our most significant assets. Pipeline capacities throughout these descriptions are based on our reasonable estimate of volumes that can be delivered from origin to final destination on our pipeline systems. We report pipeline volumes based on the tariffs charged for individual movements, some of which may only utilize a certain segment of a pipeline system (i.e. two short-haul movements on a pipeline from point A to point B and another from point B to point C would double the pipeline tariff volumes on a particular system versus a single point A to point C movement). As a result, at times, our reported tariff barrel movements may exceed our total capacity.

Our crude oil pipelines are comprised of:

•gathering pipelines that move crude oil from wellhead or central battery connections to regional market hubs;

•intra-basin pipelines that are used as a hub system allowing for a significant amount of flexibility by creating connections between regional hub locations; and

•long-haul pipelines that move crude oil from (i) regional market hubs to major market hubs such as Cushing, Oklahoma or to export facilities, including our Corpus Christi terminal, or (ii) a refinery or other major market hubs, such as the Houston market.

Gathering Pipelines

Permian Basin. We operate approximately 4,900 miles of gathering pipelines in both the Midland Basin and the Delaware Basin that in aggregate represent approximately 3.7 million barrels per day of pipeline capacity. This gathering capacity includes pipeline capacity that delivers volumes to regional market hubs. Approximately 75% of the capacity of our gathering systems is in the Delaware Basin. All of our gathering pipelines in the Permian Basin are owned by the Permian JV, a consolidated entity in which we own a 65% interest.

South Texas/Eagle Ford. We own and operate various gathering systems in the Eagle Ford that connect into our Eagle Ford joint venture pipeline system that can deliver crude oil into markets in the Corpus Christi area, or to third-party pipelines with access to Houston area refiners.

Mid-Continent. We own and operate gathering pipelines that source crude oil from Western and Central Oklahoma and Southwest Kansas for transportation and delivery into our terminal facilities at Cushing, Oklahoma.

Rocky Mountain. We own and operate pipelines that provide gathering services in the Bakken and the Powder River Basin.

Western. We own and operate a pipeline in the San Joaquin Valley that gathers locally produced crude oil, which is then delivered via our Line 63 pipeline system and/or Line 2000 pipeline for transportation to Los Angeles area refiners.

Canada. We own and operate gathering systems that source crude oil from truck terminals and pipeline-connected facilities to deliver to the Enbridge Mainline system at our Kerrobert and Regina terminals in Saskatchewan.

Intra-basin Pipelines

Permian Basin. Our intra-basin pipeline system in the Permian Basin has a capacity of approximately 3.1 million barrels per day and connects gathering pipelines and truck injection volumes to our owned and operated as well as third-party mainline pipelines that transport crude oil to major market hubs. This interconnected pipeline system is designed to provide shippers flow assurance, flexibility and access to multiple markets. A majority of the intra-basin pipeline system is owned by the Permian JV, a consolidated entity in which we own a 65% interest.

Canada. We own and operate intra-basin pipelines with capacity of approximately 300,000 barrels per day that deliver crude from northern and southern Alberta to the Edmonton, Alberta market hub. These pipelines provide shippers with flexibility to access the Enbridge and TransMountain long-haul pipelines along with the Imperial Oil Refinery. In addition, we have one cross-border pipeline that has the flexibility to move up to 40,000 barrels per day of Canadian crude oil to our Rocky Mountain area long-haul pipelines.

Long-haul Pipelines

Permian Basin. We own interests in multiple long-haul pipeline systems that, on a combined basis, represent approximately 1.7 million barrels per day of currently operational takeaway capacity (net to our ownership interests) out of the Permian Basin to major market hubs in Corpus Christi and Houston, Texas and Cushing, Oklahoma. Below is a description of some of our most significant long-haul pipeline systems within the Permian Basin region.

Permian to Cushing/Mid-Continent

•Basin Pipeline (Permian to Cushing).  We own an 87% undivided joint interest (“UJI”) in and are the operator of Basin Pipeline. Basin Pipeline has three primary origination locations: Jal, New Mexico; Wink, Texas; and Midland, Texas and, in addition to making intra-basin movements, serves as the primary route for transporting crude oil from the Permian Basin to Cushing, Oklahoma. Basin Pipeline also receives crude oil from a facility in southern Oklahoma which aggregates South Central Oklahoma Oil Province (SCOOP) production.

•Sunrise II Pipeline. We operate the Sunrise II Pipeline and, through a UJI arrangement, own an 80% UJI, which equates to 400,000 barrels of the capacity of the pipeline. Our Sunrise II Pipeline transports crude oil from Midland and Colorado City to connecting carriers at Wichita Falls.

Permian to Gulf Coast

•BridgeTex Pipeline (Permian to Houston). We own a 20% interest in the legal entity that owns the BridgeTex Pipeline. The pipeline, operated by a subsidiary of Magellan Midstream Partners, L.P., originates at Colorado City, Texas and extends to Houston, Texas. The BridgeTex pipeline has a capacity of 440,000 barrels per day and is capable of receiving supply from both our Basin and Midland South (formerly Sunrise) pipelines.

•Cactus Pipeline (Permian to Corpus Christi). We own and operate the Cactus Pipeline, which has a capacity of 390,000 barrels per day, originates at McCamey, Texas and extends to Gardendale, Texas. The Cactus Pipeline connects to our Eagle Ford joint venture pipeline system at Gardendale for access to the Corpus Christi, Texas market. Movements to Corpus Christi are made on a joint tariff with the Eagle Ford joint venture pipeline.

•Cactus II Pipeline (Permian to Corpus Christi). We own a 65% interest in the legal entity that owns the Cactus II Pipeline (“Cactus II”), which we operate. Cactus II is a Permian mainline system that extends directly to the Corpus Christi market, and has a capacity of 670,000 barrels per day.

•Wink to Webster Pipeline. We own a 16% interest in the legal entity that owns the Wink to Webster Pipeline (“W2W Pipeline”), which in turn owns 100% of certain segments of the W2W Pipeline and a 71% UJI in the segment from Midland, Texas to Webster, Texas. The W2W Pipeline originates in the Permian Basin in West Texas and transports crude oil to multiple destinations in the Houston and Galveston market areas. The pipeline system will provide approximately 1.5 million barrels per day of crude oil capacity (1.1 million barrels per day, net to the UJI interest) and is supported by long-term shipper commitments. Phase one of the pipeline system from Midland, Texas to Webster, Texas is currently in service. Phase two, which increases the pipeline system to 1.5 million barrels per day of capacity, was placed in service in the first quarter of 2022, at which time long-term shipper commitments became effective. The third phase of the project, which includes the segments from Wink,

Texas to Midland, Texas and from Webster, Texas to Baytown, Texas, has been deferred by the partners until the fourth quarter of 2023.

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

Mid-Continent. We own and operate various pipeline systems that extend from our Cushing terminal in Oklahoma to various refineries and/or crude oil hubs. Below is a description of some of our most significant pipeline systems in the Mid-Continent region.

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

•Red River Pipeline (Cushing to Longview). We own 67% of the legal entity that owns the Red River Pipeline through a joint venture with Delek Logistics Partners, LP (“Delek”). The Red River Pipeline is an approximately 235,000 barrel per day capacity pipeline that extends from our Cushing Terminal in Oklahoma to Longview, Texas, where it connects with various pipelines. The Red River Pipeline is supported by long-term shipper commitments, and we serve as operator. The Red River JV has an approximate 69% UJI in the pipeline segment from Cushing to Hewitt and owns 100% of the segment of the pipeline extending from Hewitt to Longview.

Gulf Coast. We own an approximate 54% interest in the legal entity that owns the Capline Pipeline. Upon completion of its reversal project in 2021, the Capline Pipeline extends from Patoka, Illinois to various terminals in St. James, Louisiana. The Capline Pipeline is supported by long-term shipper commitments, and a subsidiary of Marathon Petroleum Corporation serves as the operator.

Rocky Mountain. Our pipeline systems in the Rocky Mountain region provide access to our terminal in Cushing, Oklahoma as well as other major market hubs. We own and operate the Bakken North pipeline system that accommodates bidirectional flow and can move crude oil from the Bakken to the Enbridge Mainline system at Regina, Saskatchewan or from the Enbridge Mainline system to our terminal in Trenton, North Dakota. We own a UJI in the Western Corridor pipeline system that extends from the Canadian border to our terminal in Guernsey, Wyoming. This pipeline system receives crude oil from our Rangeland Pipeline in Canada. In addition to these assets, our largest Rocky Mountain area systems include the following joint venture pipelines, both of which connect to our terminal in Cushing, Oklahoma.

•Saddlehorn Pipeline. We own a 30% interest in the legal entity that owns the Saddlehorn Pipeline which, through a UJI arrangement, owns 290,000 barrels per day of capacity in the Saddlehorn Pipeline. The pipeline extends from the Niobrara and Denver-Julesburg (“DJ”) Basin to Cushing and is operated by Magellan. The Saddlehorn Pipeline is supported by minimum volume commitments.

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

Our Cushing terminal is connected to our long-haul pipelines from the Permian Basin and Rocky Mountain regions, as well as to our Mid-Continent region gathering pipelines. Additionally, the terminal supplies crude oil to all of our joint venture, Mid-Continent region long-haul pipelines.

Our Midland terminal has access to all of the Permian JV gathering pipelines, either through direct connections, or through the Permian JV intra-basin pipelines. Likewise, the terminal is also either directly connected, or connected through the Permian JV intra-basin pipelines to all of our Permian Basin long-haul pipelines.

Our terminals at Corpus Christi, Texas, St. James, Louisiana and Mobile, Alabama all have docks and the capacity to export crude oil. In addition, our St James terminal has a rail unload facility that can move crude from rail cars to pipelines that service local refiners, or to our dock for export.

Our Patoka and St. James terminals are both connected to Capline pipeline, and the terminals will be a receipt and destination facility, respectively.

Our crude oil terminals have significant flexibility and operational capabilities, including large-scale multi-grade handling and segregation capabilities and multiple marine transportation loading and unloading capabilities. The table below presents our commercial crude oil storage capacity by location as of December 31, 2021:

Crude Oil Storage Facilities	Total Capacity (MMBbls)
Cushing	27
St. James	15
Patoka	7
Permian Basin Area	8
Mobile and Ten Mile	5
Corpus Christi (1)	1
Other (2)	11
74

(1)We own 50% of this storage capacity through our investment in Eagle Ford Terminals Corpus Christi LLC.
(2)Amount includes approximately 2 million barrels of storage capacity associated with our crude oil rail terminal operations.

Condensate Processing Facility

Our Gardendale condensate processing facility is located in La Salle County, Texas. The facility stabilizes condensate that is primarily sourced from our Eagle Ford area gathering systems. The stabilized condensate is delivered to a third-party pipeline that delivers into Mont Belvieu, Texas. The facility has a total processing capacity of 120,000 barrels per day and usable storage capacity of 160,000 barrels. Throughput at the Gardendale processing facility is supplied by long-term commitments from producers.

Crude Oil Rail Facilities

We own crude oil rail loading facilities located at or near Carr, Colorado; Tampa, Colorado; Manitou, North Dakota; and Kerrobert, Saskatchewan. We own crude oil rail unloading facilities in St. James, Louisiana; Yorktown, Virginia; and Bakersfield, California. Our crude oil rail facilities have aggregate loading and unloading capacity of 264,000 and 350,000 barrels per day, respectively.

Natural Gas Liquids (“NGL”) Segment

NGL Market and Business Overview

NGL primarily includes ethane, propane, normal butane, iso-butane and natural gasoline, and is derived from natural gas production and processing activities, as well as crude oil refining processes. The individual NGL components are used for various purposes including heating, engine and industrial fuels, a component of motor gasoline and as the primary feedstock for petrochemical facilities that produce many everyday consumer products, including a wide range of plastics and synthetic rubber.

Our NGL segment operations involve natural gas processing and NGL fractionation, storage, transportation and terminalling. Our NGL revenues are primarily derived from a combination of (i) providing gathering, fractionation, storage, and/or terminalling services to third-party customers for a fee, and (ii) our merchant activities that support the assets. Our merchant activities include the acquisition of extraction rights from producers and/or shippers of the gas streams that pass through our Empress facility. The extraction rights allow us to process that gas at our Empress facility and extract the higher valued NGL from the gas stream. We then purchase natural gas to replace the thermal content attributable to the NGL that was extracted. We also acquire NGL mix supply and use our assets to store and fractionate it into finished products to sell to third party customers. We may also acquire finished NGL products to be seasonally stored in our storage caverns, which is then resold to third-party customers. Often times we will use derivative instruments to hedge the margins related to these merchant activities. Such hedging activity is governed by our risk management policies. NGL sales arrangements are also subject to our credit policies.

The figure below provides an illustrative and simplified overview of the assets and activities associated with our NGL segment:

NGL Segment Assets Overview

We operate a highly integrated network of assets, strategically positioned across Canada and the United States, with a particular focus on serving production from the liquids-rich Western Canadian Sedimentary Basin. As of December 31, 2021, the assets utilized in our NGL segment included the following:
•four natural gas processing plants;
•nine fractionation plants located throughout Canada and the United States with an aggregate useable capacity of approximately 200,100 barrels per day;
•NGL storage facilities with approximately 28 million barrels of capacity;
•approximately 1,620 miles of active NGL transportation pipelines and an additional 55 miles of pipeline that support our NGL storage facilities;
•16 NGL rail terminals and approximately 3,900 NGL rail cars; and
•approximately 220 trailers.
Additionally, our assets include the linefill associated with our commercial activities, including approximately:
•2 million barrels of NGL linefill in pipelines and tanks owned by us; and
•1 million barrels of NGL utilized as linefill in pipelines owned by third parties or otherwise required as long-term inventory.

The tables below present volumes and capacities for our NGL assets and activities as of December 31, 2021 and our natural gas processing and NGL infrastructure and activities are described further below.

Natural Gas Processing Facilities	Ownership Interest	Gas Processing Capacity (Bcf/d) (1)	Average Inlet Volume (2) (Bcf/d)
Empress	66-100%	5.5	2.7

NGL Fractionation Facilities	Ownership Interest	Fractionation Capacity (Bbls/d) (1)	Average Volume (2) (Bbls/d)
Empress	100%	23,300	22,200
Fort Saskatchewan	21-100%	61,700	41,400
Sarnia	62-84%	75,000	52,500
Other	82-100%	40,100	13,400
		200,100	129,500

NGL Storage Facilities	Storage Capacity (1) (MMBbls)
Fort Saskatchewan	11
Sarnia	7
Empress	4
Other	6
28

	Ownership Interest	Approximate System Miles (3)	Average Volumes (2) (MBbls/d)
NGL Pipelines	21-100%	1,620	179

	Ownership Interest	Number of Rack Spots	Number of Storage Spots
NGL Rail Facilities	75-100%	277	1,527

(1)Represents total average annual capacity of the facilities, net to our ownership interest.
(2)Average daily volumes are calculated as the total volumes for the year, net to our share, divided by the number of days in the year.
(3)Includes total mileage of pipelines in which we own less than 100%.

Natural Gas Processing and NGL Infrastructure

Our network of liquids infrastructure includes NGL fractionation facilities, underground NGL storage caverns, above ground storage tanks, NGL pipelines, and rail and truck terminals. With these assets, we process, fractionate, store and transport NGL such as ethane, propane, butane and condensate. The unique integrated and geographically diverse nature of our infrastructure provides the opportunity to maximize margins across the NGL value chain for both us and our customers, by enabling the movement of product from liquids rich producing regions to fractionators, refineries, export facilities and high-value market hubs across Canada. The most significant of these assets include the following:

Empress Facility

We own and/or operate four gas processing facilities near Empress, Alberta, with our ownership ranging from 66% to 100%. These facilities, referred to as straddle plants because they “straddle” gas transportation pipelines, process natural gas to extract ethane and NGL mix entrained in the gas stream before returning the gas to the transportation pipelines. We acquire the rights to extract the NGL from producers and/or shippers of the gas streams that pass through our Empress facility and then purchase natural gas to replace the thermal content attributable to the NGL that was extracted. The NGL mix can be fractionated at our Empress facility or transported along the Enbridge pipeline system for fractionation at our Sarnia facility.

Our Empress plants are capable of processing up to 5.5 Bcf of natural gas per day; however, supply available to these plants is typically in the 2.5 to 4.0 Bcf per day range. These plants produce approximately 50,000 to 85,000 barrels per day of ethane, and 30,000 to 50,000 barrels per day of NGL mix. Our Empress fractionation facility is capable of processing and producing up to 23,300 barrels per day of NGL products and is connected to rail loading infrastructure at Empress and our PPTC pipeline system which enables NGL to be transported to storage and loading terminals in Saskatchewan and Manitoba.

Co-Ed Pipeline

Our primary supply system, the Co-Ed NGL pipeline system, has transportation capacity of approximately 70,000 barrels per day and gathers NGL from Southwest and Central Alberta (Cardium, Deep Basin, and Alberta Montney) for delivery to our Fort Saskatchewan, Alberta NGL fractionation facilities.

Fort Saskatchewan Complex

Our Fort Saskatchewan facility is located near Edmonton, Alberta in one of the key North American NGL hubs. The facility is a receipt, storage, fractionation and delivery facility for NGL and is connected to other major NGL plants and pipeline systems in the area. The facility’s primary assets include 44,400 barrels per day of fractionation capacity, 12 storage caverns, and truck and rail loading capability. Our Fort Saskatchewan fractionation facility has a design capacity of 88,400 barrels per day and is able to produce up to approximately 44,400 barrels per day of propane, butane and condensate. The remaining throughput capacity is used to produce a propane and butane mix, which is transported via the Enbridge pipeline system to our Sarnia facility for further fractionation.

Within the Fort Saskatchewan area, we also hold an approximately 21% ownership in the Keyera Fort Saskatchewan facility, which includes fractionation capacity of approximately 17,300 barrels per day, net to our interest, and 16 storage caverns.

Sarnia Area

Our Sarnia Area facilities in Southwestern Ontario consist of (i) our Sarnia facility, (ii) our Windsor storage terminal and (iii) our St. Clair, Michigan terminal. The Sarnia facility is a large NGL fractionation and storage facility with rail and truck loading capabilities. The Sarnia Area facilities are served by a network of multiple pipelines connected to various refineries, chemical plants, and other pipeline and railroad systems in the area. This pipeline network also delivers product between our Sarnia facility and our Windsor and St. Clair storage facilities. The Sarnia fractionator receives NGL feedstock primarily from the Enbridge pipeline system and, to a lesser extent, from our rail unloading facility. The fractionation unit is able to produce an average of approximately 100,000 barrels per day of NGL products. Our ownership in the various processing units at the Sarnia fractionator ranges from 62% to 84%.

Impact of Commodity Price Volatility and Dynamic Market Conditions on Our Business Model

Crude oil, NGL and natural gas commodity prices have historically been very volatile. For example, in the last year, the prompt month NYMEX light, sweet futures contract (commonly referred to as “WTI”) price ranged from a low of approximately $48 per barrel to a high of approximately $85 per barrel. Similarly, there has also been volatility within the propane and butane markets as seen through the North American benchmark price located at Mont Belvieu, Texas, as well as with the basis differentials between Mont Belvieu prices and prices realized at various market hubs in North America.

While our objective is to position the Partnership such that our overall annual cash flow is not materially adversely affected by the absolute level of energy prices, market volatility associated with shifts between demand-driven markets and supply-driven markets or other similar dynamics has in the past, and may in the future create market conditions that are more challenging to our business model. In extended periods of lower crude oil and/or NGL prices, or periods where the supply and demand fundamentals compress regional location differentials, our financial results may be adversely impacted. In such market conditions, product flows on our pipelines or through our facilities may be adversely impacted. Alternatively, in periods where supply exceeds regional demand and/or pipeline egress, product flows on our pipelines or through our facilities may be favorably impacted. In executing our business model, we employ a variety of financial risk management tools and techniques to manage our financial risk, predominantly related to our merchant activities. These are discussed in greater detail in the “—Risk Management” section below.

 In addition, relative contribution levels will vary from quarter-to-quarter due to seasonality, particularly with respect to our NGL merchant activities.

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

Our policy is generally to structure our purchase and sales contracts so that price fluctuations do not materially affect our operating income, and not to acquire and hold physical inventory or derivatives for the purpose of speculating on outright commodity price changes. Although we seek to maintain a position that is substantially balanced within our merchant activities, we purchase crude oil, NGL and natural gas from thousands of locations and may experience net unbalanced positions for short periods of time as a result of production, transportation and delivery variances as well as logistical issues associated with inclement weather conditions and other uncontrollable events that may occur. When unscheduled physical inventory builds or draws do occur, they are monitored constantly and managed to a balanced position over a reasonable period of time. This activity is monitored independently by our risk management function and must take place within predefined limits and authorizations.

Credit

Our merchant activities in our Crude Oil and NGL segments require significant extensions of credit by our suppliers. In order to assure our ability to perform our obligations under the purchase agreements, various credit arrangements are negotiated with our suppliers. These arrangements include open lines of credit and, to a lesser extent, standby letters of credit issued under our hedged inventory facility or our senior unsecured revolving credit facility. In addition, storing crude oil, NGL or spec products in a contango market, or otherwise, requires us to have credit facilities to finance both the purchase of these products in the prompt month as well as margin requirements that may be required for the derivative instruments used to hedge our price exposure.

When we sell crude oil and NGL, we must determine the amount, if any, of credit to be extended to any given customer. Because our typical sales transactions can involve large volumes of crude oil or NGL, the risk of nonpayment and nonperformance by customers is a major consideration in our business. We believe our sales are made to creditworthy entities or entities with adequate credit support. See Note 3 to our Consolidated Financial Statements for further discussion of our credit review process and risk management procedures.

Customers

ExxonMobil Corporation and its subsidiaries accounted for 15%, 12% and 12% of our revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Marathon Petroleum Corporation and its subsidiaries accounted for 12%, 13% and 12% of our revenues for the years ended December 31, 2021, 2020 and 2019, respectively. BP p.l.c. and its subsidiaries accounted for 10% of our revenues for the year ended December 31, 2021. Phillips 66 Company and its subsidiaries accounted for 11% of our revenues for the year ended December 31, 2019. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2021. The majority of revenues from these customers pertain to our Crude Oil segment merchant activities, and sales to these customers occur at multiple locations. If we were to lose one or more of these customers, there is risk that we would not be able to identify and access a replacement market at a comparable margin.  For a discussion of credit and industry concentration risk, see Note 16 to our Consolidated Financial Statements.

Competition

Competition among pipelines is based primarily on transportation charges, access to producing areas and supply regions and demand for crude oil and NGL by end users. Although new pipeline projects represent a source of competition for our business, there are also existing third-party owned pipelines with excess capacity in the vicinity of our operations that expose us to significant competition based on the relatively low operating cost associated with moving an incremental barrel of crude oil or NGL through such unutilized capacity. In areas where additional infrastructure is being built or has been built to accommodate new or increased production or changing product flows, we face competition in providing the required infrastructure solutions as well as the risk that capacity in the area will be overbuilt for the foreseeable future. As a result of multiple pipeline expansions in the Permian Basin and other areas, together with meaningful changes and delays in expected production growth due to COVID-19 impacts, we anticipate competition for uncommitted barrels and contract renewals and extensions will continue to be amplified in the coming years, increasing our contract renewal and customer retention risk and putting downward pressure on tariffs and margins.

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

We also face competition with respect to our merchant activities and facilities services. Our competitors include other crude oil and NGL pipeline and terminalling companies, other NGL processing and fractionation companies, the major integrated oil companies and their marketing affiliates, independent gatherers, private equity backed entities, banks that have established a trading platform, brokers and marketers of widely varying sizes, financial resources and experience. Some of these competitors have capital resources greater than ours. In addition, recently constructed pipelines supported by minimum volume commitments and/or acreage dedications could also amplify the level of competition for purchasing wellhead barrels, especially in the Permian Basin and thus impact our margins.

Ongoing Activities Related to Strategic Transactions

We are continuously engaged in the evaluation of potential transactions that support our current business strategy. In the past, such transactions have included the sale of non-core assets, the sale of partial interests in assets to strategic joint venture partners, acquisitions and large investment capital projects. With respect to a potential divestiture or acquisition, we may conduct an auction process or participate in an auction process conducted by a third party or we may negotiate a transaction with one or a limited number of potential buyers (in the case of a divestiture) or sellers (in the case of an acquisition). Such transactions could have a material effect on our financial condition and results of operations.

We typically do not announce a transaction until after we have executed a definitive agreement. In certain cases, in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future efforts with respect to any such transactions will be successful, and we can provide no assurance that our financial expectations with respect to such transactions will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to Our Business—Divestitures and acquisitions involve risks that may adversely affect our business.”

Joint Venture and Joint Ownership Arrangements

We are party to more than 25 joint venture (“JV”) and undivided joint interest (“UJI”) arrangements with long-term partners throughout the industry value chain spanning across multiple North American basins. We believe that these capital-efficient arrangements provide strategic alignment with long-term industry partners, adding volume commitments to our systems and improving returns.

In October 2021, we and Oryx Midstream Holdings LLC (“Oryx Midstream”) completed the merger, in a cashless, debt-free transaction, of our respective Permian Basin assets, operations and commercial activities into a newly formed joint venture, the Permian JV. The Permian JV includes all of Oryx Midstream’s Permian Basin assets and, with the exception of our long-haul pipeline systems and certain of our intra-basin terminal assets, the vast majority of our assets located within the Permian Basin. We own 65% of the Permian JV, operate the combined assets and reflect the entity as a consolidated subsidiary in our consolidated financial statements. See Note 7 to our Consolidated Financial Statements for additional information.

The following table summarizes our significant JVs as of December 31, 2021:

Entity	Type of Operation	JV Ownership Percentage
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%
Cactus II Pipeline LLC	Crude Oil Pipeline (1)	65%
Capline Pipeline Company LLC	Crude Oil Pipeline	54%
Diamond Pipeline LLC	Crude Oil Pipeline (1)	50%
Eagle Ford Pipeline LLC	Crude Oil Pipeline (1)	50%
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (1)	50%
Plains Oryx Permian Basin LLC (2) (3)	Crude Oil Pipelines and Related Assets (1)	65%
Red River Pipeline Company LLC (2) (4)	Crude Oil Pipeline (1)	67%
Saddlehorn Pipeline Company, LLC (4)	Crude Oil Pipeline	30%
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%
Wink to Webster Pipeline LLC (4)	Crude Oil Pipeline	16%

(1)Assets are operated by Plains.
(2)We consolidate the entity based on control, with our partner’s interest accounted for as a noncontrolling interest.
(3)Entity owns a 40% interest in OMOG JV LLC, an unconsolidated entity that owns a crude oil pipeline.
(4)Entity owns a UJI in the crude oil pipeline.
The following table summarizes our significant UJIs as of December 31, 2021, excluding UJIs that are indirectly owned by us through JVs (e.g., Wink to Webster, Saddlehorn and Red River JVs):

Asset	Type of Operation	UJI Ownership Percentage
Basin Pipeline (1)	Crude Oil Pipeline	87%
Empress Processing (1)	NGL Facility	66% to 92%
Fort Saskatchewan NGL Storage and Fractionation (2)	NGL Facility	21% to 48%
Western Corridor System (2)	Crude Oil Pipeline	21% to 58%
Sarnia NGL Storage and Fractionation (2)	NGL Facility	62% to 84%
Sunrise II Pipeline (1)	Crude Oil Pipeline	80%

(1)Asset is operated by Plains.
(2)Certain of these assets are operated by Plains.

Divestitures

In 2016, we initiated a program to evaluate potential sales of non-core assets and/or sales of partial interests in assets to strategic joint venture partners to optimize our asset portfolio and strengthen our balance sheet and leverage metrics. Through December 31, 2021, we have completed asset sales totaling more than $4.5 billion.

Acquisitions

Since our initial public offering in 1998, the acquisition of midstream assets and businesses has been an important component of our business strategy. While the pace of our acquisition activity has slowed down in recent years, we continue to selectively analyze and pursue the acquisition of assets and businesses that are strategic and complementary to our existing operations. Over the last five years, we completed several acquisitions for an aggregate of approximately $2.0 billion. Such amount does not include the Permian JV formed in October 2021. See “Joint Venture and Joint Ownership Arrangements” above for additional information.

Capital Projects

Our extensive asset base and our relationships with long-term industry partners across the value chain provide us with opportunities for organic growth through the construction of additional assets that are complementary to, and expand or extend, our existing asset base. Our 2022 capital plan consists of capital-efficient, highly contracted projects that help address industry needs.

Total investment capital for the year ending December 31, 2022 is projected to be approximately $330 million, of which approximately half is expected to be associated with the Permian JV. Additionally, maintenance capital for 2022 is projected to be $220 million. Note that potential variation to current capital costs estimates may result from (i) changes to project design, (ii) final cost of materials and labor and (iii) timing of incurrence of costs due to uncontrollable factors such as receipt of permits or regulatory approvals and weather.

Regulation

Our assets, operations and business activities are subject to extensive legal requirements and regulations under the jurisdiction of numerous federal, state, provincial and local agencies. Many of these agencies are authorized by statute to issue, and have issued, requirements binding on the pipeline industry, related businesses and individual participants. The failure to comply with such legal requirements and regulations can result in substantial fines and penalties, expose us to civil and criminal claims, and cause us to incur significant costs and expenses. See Item 1A. “Risk Factors—Risks Related to Laws and Regulations—Our operations are subject to laws and regulations relating to protection of the environment and wildlife, operational safety, climate change and related matters that may expose us to significant costs and liabilities. The current laws and regulations affecting our business are subject to change and in the future we may be subject to additional laws, executive orders and regulations, which could adversely impact our business.” At any given time, there may be proposals, provisional rulings or proceedings in legislation or under governmental agency or court review that could affect our business. The regulatory burden on our assets, operations and activities increases our cost of doing business and, consequently, affects our profitability. We can provide no assurance that the increased costs associated with any new or proposed laws, rules or regulations will not be material. We may at any time also be required to apply significant resources in responding to governmental requests for information and/or enforcement actions.

The following is a summary of certain, but not all, of the laws and regulations affecting our operations.

Health, Safety and Environmental Regulation

General

Our operations involving the storage, treatment, processing and transportation of liquid and gaseous hydrocarbons, including crude oil, are subject to stringent federal, state, provincial and local laws and regulations governing the discharge of materials into the environment or otherwise relating to protection of the environment, including wildlife. As with the industry generally, compliance with these laws and regulations increases our overall cost of doing business, including our capital costs to construct, maintain and upgrade equipment and facilities as regulations are updated or new regulations are invoked. Failure to comply with these laws and regulations could result in the assessment of administrative, civil and criminal penalties, the imposition of investigatory or remedial obligations or the incurrence of capital expenditures, imposition of restrictions, delays or cancellations in the permitting or performance of projects, and the issuance of injunctions or other orders that may subject us to additional operational constraints. Failure to comply with these laws and regulations could also result in negative public perception of our operations or the industry in general, which may adversely impact our ability to conduct our business. Environmental and safety laws and regulations are subject to changes that may result in more stringent requirements, and we cannot provide any assurance that compliance with current and future laws and regulations will not have a material effect on our results of operations or earnings. A discharge of hazardous liquids or other materials into the environment could, to the extent such event is not insured, subject us to substantial expense, including both the cost to comply with applicable laws and regulations and any claims made by third parties. The following is a summary of some of the environmental, health and safety laws and regulations to which our operations are subject.

Pipeline Safety/Integrity Management

A substantial portion of our petroleum pipelines and our storage tank facilities in the United States are subject to regulation by the Department of Transportation’s (“DOT”) Pipeline and Hazardous Materials Safety Administration (“PHMSA”) pursuant to the Hazardous Liquids Pipeline Safety Act of 1979, as amended (the “HLPSA”) with respect to crude oil and NGL. The HLPSA imposes safety requirements on the design, installation, testing, construction, operation, replacement and management of pipeline and tank facilities. Federal regulations implementing the HLPSA require pipeline operators to adopt measures designed to reduce the environmental impact of oil discharges from onshore oil pipelines, including the maintenance of comprehensive spill response plans and the performance of extensive spill response training for pipeline personnel. These regulations also require pipeline operators to develop and maintain a written qualification program for individuals performing covered tasks on pipeline facilities. Comparable regulation exists in some states in which we conduct intrastate common carrier or private pipeline operations. Regulation in Canada is under the Canada Energy Regulator (“CER”) and provincial agencies.

United States

Pursuant to the authority under the HLPSA, as amended from time to time, PHMSA has promulgated regulations that require transportation pipeline operators to implement integrity management programs, including frequent inspections, correction of identified anomalies and other measures, to ensure pipeline safety in locations where a pipeline leak or rupture could affect higher risk areas, known as high consequence areas (“HCAs”). The HCAs for crude oil and NGL pipelines are based on high population areas, areas unusually sensitive to environmental damage, and commercially navigable waterways. In the United States, our costs associated with the inspection, testing and correction of identified anomalies were approximately $21 million in 2021. Based on currently available information, our preliminary estimate for 2022 is that we will incur approximately $30 million in expenditures associated with our required pipeline integrity management program. However, significant additional expenses could be incurred if new or more stringently interpreted pipeline safety requirements are implemented. In addition to required activities, our integrity management program includes several voluntary, multi-year initiatives designed to prevent incidents. Costs incurred in connection with these voluntary initiatives were approximately $10 million in 2021, and our preliminary estimate for 2022 is that we will incur approximately $15 million of such costs.

Legislation in the past decade has resulted in more stringent mandates for pipeline safety and has charged PHMSA with developing and adopting regulations that impose increased pipeline safety requirements on pipeline operators. In particular, the HLPSA was amended over the past decade by the Pipeline Safety, Regulatory Certainty, and Job Creation Act of 2011, the Protecting our Infrastructure of Pipelines and Enhancing Safety Act of 2016 and, most recently, the Protecting Our Infrastructure of Pipelines and Enhancing Safety (“PIPES”) Act of 2020. Each of these laws imposed increased pipeline safety obligations on pipeline operators, with the PIPES Act of 2020 reauthorizing PHMSA programs through fiscal year 2023. The regulatory changes precipitated by these actions have increased our cost to operate. For example, in October 2019, PHMSA published a final rule for hazardous liquid transmission and gathering pipelines that significantly extends and expands the reach of certain of its integrity management requirements, use of in-line inspection tools by 2039 (unless the pipeline cannot be modified to permit such use), increased annual, accident and safety-related conditional reporting requirements, and expanded use of leak detection systems beyond HCAs. Separately, in June 2021, PHMSA issued an Advisory Bulletin advising pipeline and pipeline facility operators of applicable requirements to update their inspection and maintenance plans for the elimination of hazardous leaks and minimization of natural gas released from pipeline facilities. PHMSA, together with state regulators, are expected to commence inspection of operator plans in 2022.

Pursuant to the Oil Spill Response: Environmentally and Ecologically Sensitive Areas Bill (“AB-864”), signed by the Governor of California in 2015, operators of hazardous liquid pipelines located near environmentally and ecologically sensitive areas (“EESA”) connected to or located in the coastal zone are now required to use best available technologies (“BAT”) to reduce the amount of oil released in an oil spill to protect state waters and wildlife. BAT includes, but is not limited to, installation of leak detection technologies, automatic shutoff systems, or remote controlled sectionalized block valves, or any combination of these technologies based on a risk analysis conducted by the operator. Affected pipeline operators were required by May 1, 2021 to make requests for exemption (for pipelines located outside the Coastal Zone, if the operator could show through spill modeling / risk analysis that a release would not impact the coastal zone portion of an EESA) or deferral (for pipelines already employing BAT) from the provisions of this Article. Additionally, by October 1, 2021 affected operators were required to submit a risk analysis, BAT evaluation, and implementation plan for existing pipelines. Also, by April 1, 2023, affected operators must complete retrofits of existing pipelines with BAT. Compliance with these requirements will impact our pipeline operations in California and add to the cost to operate the pipelines subject to these rules.

The DOT has issued guidelines with respect to securing regulated facilities against terrorist attack. We have instituted security measures and procedures in accordance with such guidelines to enhance the protection of certain of our facilities; however, we cannot provide any assurance that these security measures would fully protect our facilities from an attack.

The DOT has generally adopted American Petroleum Institute Standard (“API”) 653 as the standard for the inspection, repair, alteration and reconstruction of steel above ground petroleum storage tanks subject to DOT jurisdiction. API 653 requires regularly scheduled inspection and repair of tanks remaining in service. In the United States, our costs associated with this program were approximately $15 million in 2021. For 2022, we have budgeted approximately $38 million in connection with continued API 653 compliance activities and similar new EPA regulations for tanks not regulated by the DOT. Certain storage tanks may be taken out of service if we believe the cost of compliance will exceed the value of the storage tanks or replacement tankage may be constructed.

Canada

In Canada, the CER and provincial agencies regulate the safety and integrity management of pipelines and storage tanks used for hydrocarbon transmission. We have incurred and will continue to incur costs related to such regulatory requirements.

We continue to implement Pipeline, Facility and Cavern Integrity Management Programs to comply with applicable regulatory requirements and assist in our efforts to mitigate risk. Costs incurred for such integrity management activities were approximately $66 million in 2021. We are increasing our integrity dig and pipeline replacement projects to ensure safe and reliable operations as we seek to expand volumes on certain of our systems. Our preliminary estimate for 2022 is that we will incur approximately $96 million of costs on such projects.

We cannot predict the potential costs associated with additional, future regulation. Significant additional expenses could be incurred, and additional operational requirements and constraints could be imposed, if new or more stringently interpreted pipeline safety requirements are implemented.

Occupational Safety and Health

United States

In the United States, we are subject to the requirements of the Occupational Safety and Health Act, as amended, and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the U.S. Occupational Safety and Health Administration (“OSHA”) hazard communication standard requires that certain information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. Certain of our facilities are subject to OSHA Process Safety Management (“PSM”) regulations, which are designed to prevent or minimize the consequences of catastrophic releases of toxic, reactive, flammable or explosive chemicals.  These regulations apply to any process which involves a chemical at or above specified thresholds or any process that involves 10,000 pounds or more of a flammable liquid or gas in one location.

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

Solid Waste

We generate wastes, including hazardous wastes, which are subject to the requirements of the federal Resource Conservation and Recovery Act, as amended (“RCRA”), and analogous state and provincial laws. Many of the wastes that we generate are not subject to the most stringent requirements of RCRA because our operations generate primarily oil and gas wastes, which currently are excluded from consideration as RCRA hazardous wastes. It is possible, however, that in the future, the exclusion for oil and gas waste under RCRA may be revisited and our wastes may become subject to more rigorous and costly disposal requirements, resulting in additional capital expenditures or operating expenses.

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

We are subject to the Environmental Protection Agency’s (“EPA”) Risk Management Plan (“RMP”) regulations at certain facilities. These regulations are intended to work with OSHA’s PSM regulations to minimize the offsite consequences of catastrophic releases. The regulations require us to develop and implement a risk management program that includes a five-year accident history, an offsite consequence analysis process, a prevention program and an emergency response program. In 2016, the EPA finalized revisions to the RMP rules, including requirements for the use of third-party compliance audits, root cause analyses for facilities that experience releases, process hazard analyses and enhanced information-sharing provisions. In December 2019, the EPA finalized revisions to the RMP rules, removing requirements related to public disclosure, third-party audits and post-incident root cause analyses, among others. However, several environmental groups and trade unions have challenged the EPA’s revised rule and President Biden issued an executive order in January 2021 that, among other things, calls for EPA’s review of the current version of the RMP rule, which included hosting listening sessions and receiving comments on the rule from the public during 2021. OSHA has announced that it is considering similar revisions to the PSM rule, but, to date, has not issued a Notice of Proposed Rulemaking. The potential for further revisions to either the RMP or PSM rule is uncertain at this time.

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

Climate Change Initiatives

United States

The EPA has adopted rules for reporting the emission of carbon dioxide, methane and other greenhouse gases (“GHG”) from certain sources. Two of our facilities are presently subject to the federal GHG reporting requirements. These include facilities with combustion GHG emissions and potential fugitive emissions above the reporting thresholds. We import sufficient quantities of finished fuel products into the United States to be required to report that activity as well.

In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. In 2020, the Trump Administration revised performance standards for methane established in 2016 to lessen the impact of those standards and remove the transmission and storage segments from the source category for certain regulations. However, shortly after taking office, President Biden issued an executive order calling on the EPA to revisit federal regulations regarding methane and establish new or more stringent standards for existing or new sources in the oil and gas sector, including the transmission and storage segments. The U.S. Congress also passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. In response to President Biden’s executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish standards of performance for methane and volatile organic compound (“VOC”) emissions for new sources and existing sources in the crude oil and natural gas source category. This proposed rule would apply to upstream and midstream facilities at oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emissions units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of emissions by 95% through capture and control systems, zero-emission requirements, operations and maintenance requirements, and so-called green well completion requirements. The EPA plans to issue a supplemental proposal enhancing this proposed rulemaking in 2022 that will contain additional requirements that were not included in the November 2021 proposed rule. EPA anticipates issuing a final rule by the end of 2022.

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

California has also implemented several climate change initiatives via executive order. Executive Order B-30-15 was signed by California’s Governor in mid-2015. This Executive Order requires a 40% reduction in GHG emissions from the 1990 baseline level by 2030. Compliance with this reduction requirement may necessitate the lowering of the threshold for industrial facilities required to participate in the GHG cap and trade program. In late 2020, the governor of California issued an executive order setting targets on the limitation or phase-out of the sale of petroleum-fueled passenger, commercial, and off-road vehicles over the next 15 to 25 years. A number of other states are working to implement zero-emission vehicle requirements or targets. Separately, in October 2020, the Governor of California signed another executive order that establishes a state “30x30” goal to conserve at least 30% of California’s land and coastal waters by 2030 and directs state agencies to implement other measures to mitigate climate change and strengthen biodiversity. A draft of potential strategies in pursuing this “30x30” state goal was released in late 2021 with public comments to be solicited through early 2022. In May 2021, the Governor of California together with the federal government announced that the Department of Interior, Bureau of Ocean Energy Management, and the Department of Defense have reached an agreement with the State of California to lease 399-square miles off California’s central coast for offshore wind development. In furtherance of this agreement, the Governor signed legislation, AB 525, in September 2021 that will require the California Energy Commission to establish offshore wind goals for 2030 and 2045 as well as to develop a strategic plan to develop the industry off California’s coast. In July 2021, the Governor of California issued a plan outlining the state’s goals to achieve a 100% clean electricity system by 2045 that supports long-term clean energy reliability, which includes objectives for increasing the diversity of the state’s energy focus, to include, for example, offshore wind, modernizing the state power grid and incorporating distributed energy resources, increasing long-duration energy storage projects, pursuing grid hardening and resiliency projects to make transmission and distribution lines more fire resistant and enhance strategic placement of remote grids in vulnerable communities, and increasing the electrification of state transportation systems, homes and businesses.

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

In December 2015, the Paris Agreement was signed at the 21st annual Conference of Parties to the United Nations Framework Convention on Climate Change (“UNFCCC”). The Paris Agreement, which came into effect in November 2016, requires signatory parties to develop and implement non-binding carbon emission reduction policies through individually-determined reduction goals every five years after 2020, with a goal of limiting the rise in average global temperatures to 2°C or less. The United States is currently a signatory to the Paris Agreement. President Biden announced in April 2021 a new, more rigorous nationally determined contribution (“NDC”) emissions reduction level of 50-52% reduction from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties (“COP26”), during which multiple announcements were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, at COP26, the United States and European Union jointly announced the launch of a Global Methane Pledge, an initiative which over 100 countries joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including “all feasible reductions” in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States’ commitments under the Paris Agreement, COP26 or other international conventions cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in increasing political risks in the United States. For example, President Biden has issued several executive orders calling for more expansive action to address climate change, including suspension of new oil and gas operations on federal lands and waters. The suspension of the federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension; however, the federal government is appealing the district court decision. The Biden administration could also pursue the imposition of more restrictive requirements for the establishment of pipeline infrastructure or more restrictive GHG emissions limitations for oil and gas facilities. Litigation risks are also increasing as a number of cities, local governments and other plaintiffs have sought to bring lawsuits against oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

There is also a risk that financial institutions may be required to adopt policies that have the effect of reducing the funding available to the hydrocarbon energy sector. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending practices that favor “clean” power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made “net zero” carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero (“GFANZ”) announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and natural gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions may be pressured or required to adopt policies that limit funding for fossil fuel energy companies. In late 2020, the Federal Reserve announced that it has joined the Network for Greening the Financial System (“NGFS”), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. While we cannot predict what policies may result from these announcements, a material reduction in the capital available to the fossil fuel industry could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could impact our business and operations.

Finally, to the extent increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that have significant physical effects, such as increased frequency and severity of storms, droughts, floods and other climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our assets and thus could have an adverse effect on our operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or our customer’s production, which could reduce the need for our services. While our consideration of changing climatic conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities, particularly those located in coastal or flood prone areas, and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

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

Canada

Federal Regulations. Large emitters of GHG have been required to report their emissions under the Canadian Greenhouse Gas Emissions Reporting Program since 2004. Effective January 1, 2018, the Federal Department of Environment and Climate Change lowered the reporting threshold for all facilities from 50 thousand tonnes per year (“kt/y”) to 10 kt/y GHG emissions. This has resulted in one additional facility (for a total of four locations) being currently required to prepare annual reports of their emissions. The associated cost with this reporting requirement is not considered to be material.

In December 2015, the UNFCCC ratified the Paris Agreement to accelerate climate change initiatives and to intensify the actions of member nations in the reduction of GHG emissions. This ratification also included requirements that all parties report on their emissions status and agreement for a review every five years after 2020 to assess success among member nations in attaining objectives and targets under this agreement. The Government of Canada has implemented a pan-Canadian approach to pricing carbon pollution requiring all Canadian provinces and territories to have carbon pricing in place by 2018, which is now in effect. The provinces and territories were granted flexibility in deciding how they implement carbon pricing either by placing a direct price on carbon pollution or adopting a cap and trade system. The Provincial programs that fail to meet the Federal government’s requirements for their programs are required to adopt the Federal program. The Federal program includes two components: a direct price on carbon pollution (the Federal price on carbon pollution began at CAD$20 per tonne in 2019 and has risen by CAD$10 per year, reaching CAD$50 per tonne beginning in 2022) and an output based pricing system (“OBPS”) designed to address competitiveness risk for large emitters.

In regards to the federal pricing on carbon pollution, in December 2021, the federal government published an update to the federal carbon pricing benchmark beyond 2022. Under the updated scheme, the minimum national carbon pollution price has been proposed for 2023 to 2030 with the carbon price set at CAD$65/tonne in 2023 with a further annual increase of CAD$15 per year up to $170/tonne in 2030. Costs for compliance in respect of the cost of carbon will be budgeted annually as part of ordinary operating cost processes.

Canada passed the Canadian Net-Zero Emissions Accountability Act in June 2021 which formally establishes the country’s 2050 net zero target. The act requires the setting of legally-binding, five-year emissions reduction targets (2030, 2035, 2040 and 2045). Pursuant to this act, in July 2021, the federal government announced an enhanced NDC emissions reduction level for Canada of 40‑45 percent below 2005 levels by 2030. Moreover, in accord with this act, Canada must set the subsequent 2035, 2040 and 2045 targets at least 10 years in advance. The 2030 Emissions Reduction Plan has yet to be published. The deadline for the federal government to establish the plan is March 29, 2022. The impact of this legislation on our Canadian operations will be addressed and budgeted annually as part of ordinary operating costs processes.

In April 2018, the Federal Department of Environment and Climate Change introduced regulations designed to reduce methane emissions by up to 45% by 2025 (from 2012 levels) from oil and natural gas facilities, with certain of those requirements becoming effective in January 2020 and the remainder by 2023. The scope and requirements of the proposed rule are similar to the EPA methane rules described above. Effective June 2017, the Federal Department of Environment and Climate Change introduced the Multi Sector Air Pollutants Regulations which set air pollution emission standards across Canada for several industrial sectors that utilize applicable equipment regulated under this program. The regulations establish specific limits to the amount of nitrogen oxides emitted from gas fueled boilers, heaters and stationary spark-ignition engines above a specified power rating. Based on these regulations, reporting obligations exist that are associated with seven facilities with equipment that meets specifications of the program. The implications of these regulations coming into effect are not believed to be material.

Provincial Regulations

Ontario. In February 2015, the Ontario Ministry of Environment and Climate Change issued a discussion paper that identified carbon pricing as a critical action necessary to reduce emissions of GHGs.

In July 2019, the Ontario government implemented the Emissions Performance Standards (“EPS”) regulation as a successor program to the repealed GHG cap and trade program. In September 2020, the Federal government accepted the EPS program as equivalent to the OBPS which allows Ontario to move forward with implementing the EPS. Ontario has specified January 1, 2022 as the start date of the EPS. Our Sarnia facility will be shifting to the EPS from the OBPS program. Costs for compliance with the OBPS or EPS are budgeted annually and are not expected to have a material effect on operations.

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

Alberta. The Alberta Climate Change and Emissions Management Act (2003) provided a framework for managing GHG emissions with the intent of reducing specified gas emissions to 50% of 1990 levels by December 31, 2020. The Specified Gas Emitters Regulation (2007) (“SGER”) was the initial program introduced which imposed GHG emission limits on large emitters and required reduction in GHG emission intensity. In January 2018, the SGER was replaced with the Carbon Competitive Incentive Regulation (2018) (“CCIR”) for compliance years 2018 and 2019. In January 2020, Alberta implemented the newly adopted Technology Innovation and Emissions Reduction (“TIER”) regulation, which brought in yet another version of a GHG reduction program to replace the GHG program under CCIR. Compliance options under TIER are similar to those under the previous CCIR program such that a GHG fund credit purchase will be required if reduction targets identified under the program are not attained. As was the case under SGER and CCIR, our Fort Saskatchewan and Empress VI facilities are mandatory participants under TIER. For economic reasons, Empress I - V and five of our other Canadian facilities opted in to be part of the TIER program for 2021. Under TIER, Alberta’s price on carbon was initially set at $30/tonne and was subsequently increased to $50/tonne for 2022 through Alberta Minister of Environment and Park’s Ministerial Order 87/2021. The price increase aligns with the carbon pricing established by the federal Greenhouse Gas Pollution Pricing Act.

Assets within the Alberta TIER program are also exempt from the federal fuel charge but other fuel consumption as part of Alberta operations is subject to the federal levies. The federal fuel charge cost increase has been captured as part of the annual budgeting cycle.

In association with the federal methane reduction targets, the Alberta Energy Regulator amended Directive 60 to outline reduction requirements. New reporting measures and requirements for fugitive emission surveys and methane emission reduction came into force in both January 2020 and January 2022. The cost for reporting and completing these requirements has been captured within the annual operational budgets.

Other Canadian Jurisdictions. Nova Scotia and Quebec cap and trade programs cover propane supplied by us to the Nova Scotia and Quebec markets. We are required to purchase GHG emission credits and submit annual compliance reports under each province’s respective cap and trade program. Program compliance costs will be passed along to the purchaser. Effective April 1, 2019, the federal carbon pricing program came into effect for provinces that do not have a carbon pricing program in place. This includes Saskatchewan, Manitoba, Ontario and Alberta. Program compliance costs will be passed along to the purchaser.

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

The construction or expansion of pipelines often requires authorizations under the CWA, which authorizations may be subject to challenge. For over 35 years, the U.S. Army Corps of Engineers (the “Corps”) has authorized construction, maintenance and repair of pipelines under a streamlined nationwide permit program under the CWA known as Nationwide Permit 12 (“NWP”). The NWP program is supported by strong statutory and regulatory history and was originally approved by Congress in 1977. From time to time, environmental groups have challenged the NWP program; however, to date, federal courts have upheld the validity of the NWP program under the CWA. In April 2020, the federal district court for the District of Montana vacated the Corps’ NWP 12 after determining that it failed to comply with consultation requirements under the Endangered Species Act. While the district court’s order has subsequently been limited pending appeal, we cannot predict the ultimate outcome of this case and its impacts to the NWP program. In response to the vacatur, in January 2021, the Corps published a reissuance of a restructured NWP 12 for oil and natural gas pipeline activities that separated certain utilities formerly covered under the permit into other NWPs. An October 2021 decision by the District Court for the Northern District of California resulted in a vacatur of a 2020 rule revising the Clean Water Act Section 401 certification process, following which the Corps announced that it had temporarily suspended finalization of certain permitting decisions, including under NWP 12, that rely on a Section 401 certification or waiver under the 2020 rule. However, in November 2021, after a temporary pause on permit decisions reliant on a Section 401 water quality certification or waiver completed under the vacated regulations, Corps districts resumed making decisions on all permit applications and requests for nationwide permit verifications; as part of that decision making process, districts will coordinate with certifying authorities on water quality certifications that are potentially impacted by the vacatur order. While the full extent and impact of these recent developments is unclear at this time, any disruption in our ability to obtain coverage under NWP 12 or other general permits may result in increased costs and project delays if we are forced to seek individual permits from the Corps.

Also, there continues to be uncertainty on the federal government’s applicable jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands, as the EPA and the Corps under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in April 2020 narrowing federal jurisdictional reach over waters of the United States, President Biden issued an executive order in January 2021 to further review and assess these regulations consistent with the new administration’s policy objectives, following which the EPA and Corps announced plans in June 2021 to initiate a new rulemaking process that would repeal the 2020 rule and restore protections that were in place prior to 2015. Although the EPA and Corps did not seek to vacate the 2020 rule on an interim basis, two federal district courts in Arizona and New Mexico have vacated the 2020 rule in decisions announced during the third quarter of 2021. While these district court decisions may be appealed, it is clear that the EPA and Corps intend to adopt a more expansive definition for waters of the United States. As an initial step, the agencies published on December 7, 2021 a proposed rulemaking that would put back into place the pre-2015 definition of “waters of the United States” in effect prior to 2015 rule issued under the Obama Administration and updated to reflect consideration of Supreme Court decisions. The proposed rule, if adopted would serve as an interim approach to “waters of the United States” and provide the agency with time to develop a subsequent rule that builds upon the currently proposed rule based, in part, on additional stakeholder involvement. To the extent that the EPA and the Corps under the Biden Administration issues a final rule that expands the scope of the Clean Water Act’s jurisdiction in areas where we or our customers conduct operations, such developments could delay, restrict or halt permitting or development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our and our customers’ operations, which may reduce the rate of production from operators.

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

General Interstate Regulation in the United States.  Our interstate common carrier liquids pipeline operations are subject to rate regulation by the U.S. Federal Energy Regulatory Commission (“FERC”) under the Interstate Commerce Act (“ICA”). The ICA requires that tariff rates for liquids pipelines, which include both crude oil pipelines and petroleum products pipelines, be just and reasonable and not unduly discriminatory. Failure to comply with the requirements of the ICA could result in the imposition of civil or criminal penalties.

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

U.S. Energy Policy Act of 1992 and Subsequent Developments.  In October 1992, Congress passed the Energy Policy Act of 1992 (“EPAct”), which, among other things, required the FERC to issue rules to establish a simplified and generally applicable ratemaking methodology for liquids pipelines and to streamline procedures in liquids pipeline proceedings. The FERC responded to this mandate by establishing a formulaic methodology for petroleum pipelines to change their rates within prescribed ceiling levels that are tied to an inflation index. The FERC reviews the formula every five years. Pursuant to a December 2020 Order, commencing July 1, 2021, the annual index adjustment for the five-year period ending June 30, 2026 equals the producer price index for finished goods for the applicable year plus an adjustment factor of 0.78%. Rehearing of the December 2020 Order has been requested, and the requests remain pending before FERC. The Commission received requests for rehearing of its December 2020 order and on January 20, 2022, granted rehearing and modified the oil index. Specifically, FERC granted rehearing of its December 2020 order and ordered that for the five-year period commencing July 1, 2021 and ending June 30, 2026, common carriers charging indexed rates will be permitted to adjust their indexed ceilings annually by Producer Price Index minus 0.21%. FERC directed oil pipelines to recompute their ceiling levels for the five-year period ending June 30, 2022 based on the new index level. Where an oil pipeline’s filed rates exceed its ceiling levels, FERC ordered such oil pipelines to reduce the rate to bring it into compliance with the recomputed ceiling level to be effective March 1, 2022. We have filed to adjust our FERC-regulated rates where applicable. The January 20, 2022 FERC order adjusting the current five-year index is currently under appeal to the U.S.Court of Appeals for the Fifth Circuit. Pipelines may raise their rates to the rate ceiling level generated by application of the annual index adjustment factor each year; however, a shipper may challenge such increase if the increase in the pipeline’s rates is substantially in excess of the actual cost increases incurred by the pipeline during the relevant year. If the FERC’s annual index adjustment reduces the ceiling level such that it is lower than a pipeline’s filed rate, the pipeline must reduce its rate to conform with the lower ceiling. Indexing is the default methodology to change liquids pipeline rates. The FERC, however, retained cost-of-service ratemaking, market-based rates and settlement rates as alternatives to the indexing approach that may be used in certain specified circumstances. Because the indexing methodology for the next five-year indexing period is tied in part to an inflation index and is not based on our specific costs, the indexing methodology could hamper our ability to recover cost increases.

Under the EPAct, liquids pipeline rates in effect for the 365-day period ending on the date of enactment of EPAct are deemed to be just and reasonable under the ICA if such rates had not been subject to complaint, protest or investigation during such 365-day period. Generally, complaints against such “grandfathered” rates may only be pursued if the complainant can show that a substantial change has occurred since the enactment of EPAct in either the economic circumstances of the liquids pipeline or in the nature of the services provided that were a basis for the rate. EPAct places no such limit on challenges to a provision of a liquids pipeline tariff rate or rules as unduly discriminatory or preferential.

Pipeline Rate Regulation in the United States. The FERC historically has not investigated rates of liquids pipelines on its own initiative when those rates have not been the subject of a protest or complaint by a shipper. The majority of our pipeline profits in the United States are based on rates that are either grandfathered in part or set by agreement with one or more shippers. These rates remain regulated by FERC and are subject to challenge or review and modification by FERC under the ICA, which requires that tariff rates for liquids pipelines, which include both crude oil pipelines and petroleum products pipelines, be just and reasonable and not unduly discriminatory. See Item 1A. “Risk Factors—Risks Related to Laws and Regulations—Our assets are subject to federal, state and provincial regulation. Rate regulation or a successful challenge to the rates we charge on our U.S. and Canadian pipeline systems may reduce the amount of cash we generate.” for additional discussion on how our rates could be impacted by this policy change.

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

Railcar Regulation

We own and operate a number of railcar loading and unloading facilities in the United States and Canada. In connection with these rail terminals, we own and lease a significant number of railcars. Our railcar operations are subject to the regulatory jurisdiction of the Federal Railroad Administration (“FRA”) of the DOT, OSHA, as well as other federal and state regulatory agencies and Canadian regulatory agencies for operations in Canada.

Railcar accidents involving trains carrying crude oil from North Dakota’s Bakken shale formation have led to increased regulatory scrutiny. PHMSA issued a safety advisory warning that Bakken crude may be more flammable than other grades of crude oil and reinforcing the requirement to properly test, characterize, classify, and, where appropriate, sufficiently degasify hazardous materials prior to and during transportation. PHMSA also initiated “Operation Classification,” a compliance initiative involving unannounced inspections and testing of crude oil samples to verify that offerors of the materials have properly classified, described and labeled the hazardous materials before transportation. In late 2015, Congress passed the Fixing America’s Surface Transportation (“FAST”) Act which was subsequently signed by the President. This legislation clarified the parameters around the timeline and requirements for railcars hauling crude oil in the United States. We believe our railcar fleet is in compliance in all material respects with current standards for crude oil moved by rail.

In late 2014, the North Dakota Industrial Commission adopted new standards to improve the safety of Bakken crude oil for transport. The new standard, Commission Order 25417, was effective April 1, 2015, and requires operators/producers to condition Bakken crude oil to certain vapor pressure limits. Under the order, all Bakken crude oil produced in North Dakota will be conditioned with no exceptions. The order requires operators/producers to separate light hydrocarbons from all Bakken crude oil to be transported and prohibits the blending of light hydrocarbons back into oil supplies prior to shipment. We are not directly responsible for the conditioning or stabilization of Bakken crude oil; however, under the order, it is our responsibility to notify the State of North Dakota upon discovering that Bakken crude oil received at our rail facility exceeds the permitted vapor pressure limits.

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

Transportation Security Administration Security Directives

In 2021, in response to the Colonial Pipeline cybersecurity incident, The United States Department of Homeland Security’s Transportation Security Administration (“TSA”) issued two comprehensive security directives with various cyber security and reporting requirements for critical infrastructure pipeline owners and/or operators. Compliance with these security directives may have a significant impact on our operations and results of operations.

Cross Border Regulation

As a result of our cross border activities, including transportation and importation of crude oil and NGL between the United States and Canada, we are subject to a variety of legal requirements pertaining to such activities including presidential permit requirements, export/import license requirements, tariffs, Canadian and U.S. customs and taxes, and requirements relating to toxic substances. U.S. legal requirements relating to these activities include regulations adopted pursuant to the Short Supply Controls of the Export Administration Act (“EAA”), the North American Free Trade Agreement (“NAFTA”) replacement, the United States-Mexico-Canada Agreement (“USMCA”) (July 1, 2020) and the Toxic Substances Control Act (“TSCA”), as well as presidential permit requirements of the U.S. Department of State. In addition, the importation and exportation of natural gas from and to the United States and Canada is subject to regulation by U.S. Customs and Border Protection, U.S. Department of Energy and the CER. Violations of these licensing, tariff and tax reporting requirements or failure to provide certifications relating to toxic substances could result in the imposition of significant administrative, civil and criminal penalties. Furthermore, the failure to comply with U.S. federal, state and local tax requirements, as well as Canadian federal and provincial tax requirements, could lead to the imposition of additional taxes, interest and penalties.

Market Anti-Manipulation Regulation

In November 2009, the Federal Trade Commission (“FTC”) issued regulations pursuant to the Energy Independence and Security Act of 2007, intended to prohibit market manipulation in the petroleum industry. Violators of the regulations face civil penalties of up to approximately $1.3 million per violation per day, subject to the FTC’s annual inflation adjustment. In July 2010, Congress passed the Dodd-Frank Act, which incorporated an expansion of the authority of the Commodity Futures Trading Commission (“CFTC”) to prohibit market manipulation in the markets regulated by the CFTC. This authority, with respect to crude oil swaps and futures contracts, is similar to the anti-manipulation authority granted to the FTC with respect to crude oil purchases and sales.  In July 2011, the CFTC issued final rules to implement their new anti-manipulation authority.  The rules subject violators to a civil penalty of up to the greater of approximately $1.23 million, subject to the CFTC’s annual inflation adjustment, or triple the monetary gain to the person for each violation.

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

As a limited partnership, we do not directly have officers and employees. Our operations and activities are managed by Plains All American GP LLC (“GP LLC”), which employs our management and operational personnel (other than our Canadian personnel, who are employed by our subsidiary, PMCULC). As of December 31, 2021, GP LLC and PMCULC employed approximately 4,100 people in North America, of which approximately 2,900 were employed in the U.S. and approximately 1,200 were employed in Canada. Approximately 69% of our workforce (approximately 2,800 employees) are field employees, which includes approximately 525 employees in our trucking division. Our employees are located in 23 states in the U.S. and in 5 provinces in Canada. Approximately 185 employees are covered by six separate collective bargaining agreements, one of which is currently being negotiated, while the remaining five are open for renegotiation in 2023 and 2024.

Health and Safety

Our people are our most valuable asset. We prioritize the health and safety of our employees and we are committed to protecting our employees and conducting our operations in a safe, reliable and responsible manner. We support our commitment to health and safety through extensive education and training and investment in necessary equipment, systems, processes and other resources, and we have a number of safety programs and campaigns that are shared across our operations, such as “Good Catch-Close Call” communications, periodic and situation specific safety stand-downs, lessons learned sharing and stop work authorization for all employees. We also have a number of programs that are focused on employee wellness, including an employee assistance program that provides free mental and behavioral support for employees. In addition, in order to incentivize performance in the areas of safety and environmental responsibility, our performance-based annual bonus program includes a safety component that is based on year-over-year reductions in our recordable injury rate, and an environmental responsibility component that is tied to year-over-year reductions in the number of federally reportable releases we experience. Although we failed to achieve our targeted reductions in these two areas in 2021, since 2017, for each of these metrics, we have achieved cumulative three-year reductions of more than 50%. In addition, in 2021 we established a new HSES Board Committee to provide additional oversight and perspectives with respect to HSES and ESG matters.

Diversity and Inclusion

We are committed to providing a professional work environment where all employees are treated with respect and dignity and provided with equal opportunities. To that end, we strive to develop a culture of inclusion and diversity in our workforce and aspire to employ a workforce that reflects the diversity of the communities where we operate. As of December 31, 2021, approximately 21% of our overall workforce was female (45% exclusive of field employees), and minorities represented approximately 31% of our U.S. workforce (37% exclusive of field employees).

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

Benefits

Our compensation and benefits programs are designed to attract, retain and motivate our employees and to reward them for their services and success. In addition to providing competitive salaries and other compensation opportunities, we offer comprehensive and competitive benefits to our eligible employees including, depending on location, health (medical, dental and vision) insurance, prescription drug benefits, flexible spending accounts, parental leave, disability coverage, mental and behavioral health resources, paid time off, retirement savings plan, education reimbursement program, a disaster relief fund, life insurance and accidental death and dismemberment insurance.

Summary of Tax Considerations

The following is a brief summary of certain material tax considerations of owning and disposing of common units, however, the tax consequences of ownership of common units are complex and depend in part on the owner’s individual tax circumstances. This summary is based on the provisions of the Internal Revenue Code of 1986, as amended (the “Code”), U.S. Treasury regulations, administrative rulings and judicial decisions, all as in effect on the date hereof, and all of which are subject to change, possibly with retroactive effect. We have not sought any ruling from the Internal Revenue Service, or the IRS, with respect to the statements made and the conclusions reached in the following summary, and there can be no assurance that the IRS or a court will agree with such statements and conclusions. This summary does not address all aspects of U.S. federal income taxation or the tax considerations arising under the laws of any non-U.S., state, or local jurisdiction, or under U.S. federal estate and gift tax laws. It is the responsibility of each unitholder, either individually or through a tax advisor, to investigate the legal and tax consequences of the unitholder’s investment in us under applicable U.S. federal, state and local law. Further, it is the responsibility of each unitholder to file all U.S. federal, state and local tax returns that may be required of the unitholder.  Also see Item 1A. “Risk Factors—Tax Risks to Unitholders” and “Risk Factors—Tax Risks to Common Unitholders.”

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

In addition to the basis and at-risk limitations described above, a passive activity loss limitation generally limits the deductibility of losses incurred by individuals, estates, trusts, some closely-held corporations and personal service corporations from “passive activities” (generally, trade or business activities in which the taxpayer does not materially participate). The passive loss limitations are applied separately with respect to each publicly traded partnership. Consequently, any passive losses we generate will be available to offset only passive income generated by us, and will not be available to offset income from other passive activities or investments, including investments in other publicly traded partnerships or salary, active business or other income. Passive losses that exceed a unitholder’s share of passive income we generate may be deducted in full when the unitholder disposes of all of its units in a fully taxable transaction with an unrelated party. The passive activity loss rules are generally applied after other applicable limitations on deductions, including the at risk and basis limitations.

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

Moreover, under Section 1446(f) of the Code, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership, such as our common units, will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and administrative guidance from the IRS further provides that the applicability date under the Section 1446(f) withholding obligations has been deferred until January 1, 2023. For a transfer of interests in a publicly traded partnership that is effected through a broker on or after January 1, 2023, the obligation to withhold is imposed on the transferor’s broker. Prospective foreign unitholders should consult their tax advisors regarding the impact of these rules on an investment in our common units.

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

Available Information

We make available, free of charge on our Internet website at www.plains.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we electronically file the material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov. Our website includes a significant amount of information about us, including financial and other information that could be deemed material to investors. Investors and others are encouraged to review the information posted on our website. The information posted on our website is not incorporated by reference into this Annual Report on Form 10-K or any of our other filings with the SEC.

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
•pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic;
•changes in supply and demand for the products we handle, which can be caused by a variety of factors outside of our control;
•natural disasters, catastrophes, terrorist attacks (including eco-terrorist attacks), process safety failures, equipment failures or other events, including pipeline or facility accidents and cyber or other attacks on our electronic and computer systems, could interrupt our operations, hinder our ability to fulfil our contractual obligations and/or result in severe personal injury, property damage and environmental damage;
•cybersecurity attacks, data breaches and other disruptions affecting us, or our service providers, could materially and adversely affect our business, operations, reputation and financial results;
•societal and political pressures from various groups, including opposition to the development or operation of our pipelines and facilities;
•increased scrutiny from institutional investors with respect to the perceived social and environmental cost of our industry and our governance structure;
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
•we do not own all of the land on which our pipelines and facilities are located, which could result in disruptions to our operations; and
•failure to obtain materials or commodities in the quantity and the quality we need, and at commercially acceptable prices, whether due to supply disruptions, inflation, tariffs, quotas or other factors.

Risks Related to Laws and Regulations

Our business may be adversely impacted by existing or new laws, executive orders and regulations relating to protection of the environment and wildlife, operational safety, pandemics, cross-border import/export and tax matters, financial and hedging activities, climate change and related matters.

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

Drilling activity, crude oil production and benchmark crude oil prices can fluctuate significantly over time. For example, in early 2020, the onset of the COVID-19 pandemic resulted in a swift and material decline in global crude oil demand and crude oil prices, which led to a significant reduction of domestic crude oil, NGL and natural gas production. This had an adverse effect on the demand for the midstream services we offer and the commercial opportunities that are available to us. Future declines in demand, whether due to the continued pandemic or other factors, may have an adverse impact on our financial performance.

Crude oil prices may also decline due to actions of domestic or foreign oil producers—they may take actions that create an over-supply of crude oil, and decrease benchmark crude oil prices. If producers reduce drilling activity in response to future declines in such prices, reduced capital market access, increased capital raising costs for producers or adverse governmental or regulatory action including, for example, federal, state or local laws or regulations that restrict drilling activities for environmental, seismic or other reasons, it could adversely impact current or future production levels. In turn, such developments could lead to reduced throughput on our pipelines and at our other facilities, which, depending on the level of production declines, could have a material adverse effect on our business.

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

We face competition in all aspects of our business and can give no assurances that we will be able to compete effectively against our competitors. In general, competition comes from a wide variety of participants in a wide variety of contexts, including new entrants and existing participants and in connection with day-to-day business, investment capital projects, acquisitions and joint venture activities. Some of our competitors have capital resources many times greater than ours or control greater supplies of crude oil, natural gas or NGL. In addition, other competitors with significant excess capacity and high financial leverage may be motivated to reduce transportation rates to levels approaching variable operating costs, without regard to whether they are generating an acceptable return on their investment. These competitive risks make it more difficult for us to attract new customers and expose us to increased contract renewal and customer retention risk with respect to our existing customers.

A significant driver of competition in some of the markets where we operate (including, for example, the Eagle Ford, Permian Basin, and Rockies/Bakken areas) stems from the rapid development of new midstream energy infrastructure capacity that was driven by the combination of (i) significant increases in oil and gas production and development in the applicable production areas, both actual and anticipated, (ii) relatively low barriers to entry and (iii) generally widespread access to relatively low cost capital. While this environment presented opportunities for us, many of the areas where we operate have become overbuilt, resulting in an excess of midstream energy infrastructure capacity. In addition, as an established participant in some markets, we also face competition from aggressive new entrants to the market who are willing to provide services at a lower rate of return in order to establish relationships and gain a foothold in the market. In addition, our crude oil and NGL merchant activities utilize many of our pipelines and facilities. Competition that impacts our merchant activities could result in a reduction in the use of our transportation and facilities assets. All of these competitive effects put downward pressure on our throughput and margins and, together with other adverse competitive effects, could have a significant adverse impact on our financial position, cash flows and ability to pay or increase distributions to our unitholders.

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

Our business, results of operations, financial condition, cash flows and unit price can be adversely affected by pandemics, epidemics or other public health emergencies, such as the COVID-19 pandemic.

Our business, results of operations, financial condition, cash flows and unit price can be adversely affected by pandemics, epidemics or other public health emergencies. The current COVID-19 pandemic caused widespread economic disruption, and resulted in material reductions in demand for crude oil, NGL and other petroleum products, which in turn resulted in significant declines in the volume of crude oil and NGL shipped, processed, purchased, stored, fractionated and/or gathered at or through the use of many of our assets. Future developments in the COVID-19 pandemic or future pandemics, epidemics or other public health emergencies may have similar or greater economic impacts.

Since the onset of the COVID-19 pandemic, many of our support functions have operated remotely for extended periods of time, which presents technical and communication challenges, including increased vulnerability to cybersecurity breaches, risk management oversights or delays in, or disruptions to, communications. In addition, pandemic-related restrictions may adversely impact our ability to operate and maintain our assets, and may adversely impact the supply chain to source goods and services required for our operating activities.

The long-term impacts of the COVID-19 pandemic remain highly uncertain and depend on a wide variety of factors that are outside of our control, including the development, deployment and effectiveness of vaccines domestically and worldwide; treatments and testing protocols; mutations of the virus resulting in increased transmissibility or severity of the disease or reduced effectiveness of vaccines or treatments; the capacity of our healthcare systems and public health infrastructure to manage current and future outbreaks; and various political and economic considerations. It is unknown how new developments in the pandemic will impact future consumption of petroleum products. As a result, we are unable to predict how market conditions will impact future levels of drilling and production activities in the United States and Canada.

Changes in supply and demand for the products we handle, which can be caused by a variety of factors outside of our control, can negatively affect our operating results.

Supply and demand for crude oil and other hydrocarbon products we handle is dependent upon a variety of factors, including price, current and future economic conditions, fuel conservation measures, alternative fuel adoption, governmental regulation, including climate change regulations, and technological advances in fuel economy and energy generation and storage technologies. For example, legislative, regulatory or executive actions intended to reduce emissions of greenhouse gases could increase the cost of consuming crude oil and other hydrocarbon products or accelerate the adoption of alternative energy technologies, thereby causing a reduction in the demand for such products. Given that crude oil and petroleum products are global commodities, demand can also be significantly influenced by global market conditions, particularly in key consumption markets such as the United States and China, domestic and foreign political conditions and governmental or regulatory actions (including restrictions on the import or export of crude oil or petroleum products). Demand also depends on the ability and willingness of shippers having access to our transportation assets to satisfy their demand by deliveries through those assets. Decreases in demand for the products we handle, whether at a global level or in areas our assets serve, can negatively affect our operating results.

The supply of crude oil depends on a variety of global political and economic factors, including the reliance of foreign governments on petroleum revenues. Excess global supply of crude oil may negatively impact our operating results by decreasing the price of crude oil and making production and transportation less profitable in areas we service.

Fluctuations in demand for crude oil, such as those caused by refinery downtime or shutdowns, can have a negative effect on our operating results. Specifically, reduced demand in an area serviced by our transportation systems will negatively affect the throughput on such systems. Although the negative impact may be mitigated or overcome by our ability to capture differentials created by demand fluctuations, this ability is dependent on the availability of certain grades of crude oil at specific locations, and thus is largely unpredictable.

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

Natural disasters, catastrophes, terrorist attacks (including eco-terrorist attacks), process safety failures, equipment failures or other events, including pipeline or facility accidents and cyber or other attacks on our electronic and computer systems, could interrupt our operations, hinder our ability to fulfil our contractual obligations and/or result in severe personal injury, property damage and environmental damage, which could have a material adverse effect on our financial position, results of operations and cash flows.

Some of our operations involve risks of personal injury, property damage and environmental damage that could curtail our operations and otherwise materially adversely affect our cash flow. Virtually all of our operations are exposed to potential natural disasters or other natural events, including hurricanes, tornadoes, storms, floods, earthquakes, shifting soil and/or landslides. The location of some of our assets and our customers’ assets in the U.S. Gulf Coast region makes them particularly vulnerable to hurricane or tropical storm risk. Our facilities and operations are also vulnerable to accidents caused by process safety failures, equipment failures, or human error. In addition, the U.S. government has previously issued warnings that energy assets, specifically the nation’s pipeline infrastructure, may be future targets of terrorist organizations. Terrorists may target our physical facilities and hackers may attack our electronic and computer systems.

If one or more of our pipelines or other facilities, including electronic and computer systems, or any facilities or businesses that deliver products, supplies or services to us or that we rely on in order to operate our business, are damaged by severe weather or any other disaster, accident, catastrophe, terrorist attack or event, our operations could be significantly interrupted. In addition, our merchant activities include purchasing crude oil and NGL that is carried on railcars, tankers or barges. Such cargos are at risk of being damaged or lost because of events such as derailment, marine disaster, inclement weather, mechanical failures, grounding or collision, fire, explosion, environmental accidents, piracy, terrorism and political instability. These incidents or interruptions could involve significant damage or injury to people, property or the environment, and repairs could take from a week or less for minor incidents to six months or more for major interruptions. Any such event that interrupts the revenues generated by our operations, hinders our ability to fulfil our contractual obligations or which causes us to make significant expenditures not covered by insurance, could reduce our profitability, cash flows and cash available for paying distributions to our partners and, accordingly, adversely affect our financial condition and the market price of our securities.

We may also suffer damage (including reputational damage) as a result of a disaster, accident, catastrophe, terrorist attack or other such event. The occurrence of such an event, or a series of such events, especially if one or more of them occurs in a highly populated or sensitive area, could negatively impact public perception of our operations and/or make it more difficult for us to obtain the approvals, permits, licenses or real property interests we need in order to operate our assets or complete planned growth projects or other transactions.

Cybersecurity attacks, data breaches and other disruptions affecting us, or our service providers, could materially and adversely affect our business, operations, reputation and financial results.

We are reliant on the continuous and uninterrupted operation of our various technology systems. User access to our sites and information technology systems are critical elements of our operations, as is cloud security and protection against cyber security incidents. In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, proprietary business information, critical operating information and data, information regarding our customers, suppliers, royalty owners and business partners, and personally identifiable information of our employees. We also engage third parties, such as service providers and vendors, who provide a broad array of software, technologies, tools and other products, services and functions that enable us to conduct, monitor and/or protect our business, operations systems and data assets. The secure processing, maintenance and transmission of this information is critical to our operations and business strategy. Despite our security measures, the information technology and infrastructure we rely on may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, regulatory penalties for divulging shipper information, disruption of our operations, damage to our reputation, and loss of confidence in our services, which could adversely affect our business.

The information technology infrastructure we use is critical to the efficient operation of our business and essential to our ability to perform day-to-day operations. Risks to our information technology systems include: unauthorized or inadvertent extraction of business sensitive, confidential or personal information; denial of access extortion; corruption of information; or disruption of business processes. Breaches of our information technology infrastructure or physical facilities, or other disruptions, could result in damage to our assets, safety incidents, damage to the environment, remediation costs, liability, regulatory enforcement, violation of privacy or securities laws and regulations, the loss of contracts or the inability to fulfil our contractual obligations, any of which could have a material adverse effect on our operations, financial position and results of operations. In addition, we may be required to invest significant additional resources to enhance our information security and controls or to comply with evolving cybersecurity laws or regulations.

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

We may face opposition from various groups to the development or operation of our pipelines and facilities and our business may be subject to societal and political pressures.

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

Our business plans are based upon the assumption that societal sentiment and applicable laws and regulations will continue to allow and enable the future development, transportation and use of hydrocarbon-based fuels. Policy decisions relating to the production, refining, transportation and marketing of hydrocarbon-based fuels are subject to political pressures, the negative portrayal of the industry in which we operate by the media and others, and the influence and protests of environmental and other special interest groups. Such negative sentiment regarding the hydrocarbon energy industry could influence consumer preferences and government or regulatory actions, which could, in turn, have an adverse impact on our business.

Recently, activists concerned about the potential effects of climate change have directed their attention towards sources of funding for hydrocarbon energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in energy-related activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities or energy infrastructure related projects and ongoing operations, and consequently could both indirectly affect demand for our services and directly affect our ability to fund construction or other capital projects and our ongoing operations.

We are subject to increased scrutiny from institutional investors with respect to the perceived social and environmental cost of our industry and our governance structure, which may adversely impact our ability to raise capital from such investors.

In recent years, certain institutional investors, including public pension funds, have placed increased importance on the implications and social cost of ESG matters. ESG factors are playing an increasingly important role in the investment decisions made by institutional investors, and companies involved in certain industries or with certain governance structures, such as master limited partnerships, are receiving increased scrutiny.

Investors’ increased focus and activism related to ESG and similar matters could constrain our ability to raise capital. Any material limitations on our ability to access capital as a result of such scrutiny could limit our ability to obtain future financing on favorable terms, or at all, or could result in increased financing costs in the future. Similarly, such activism could negatively impact our unit price, limiting our ability to raise capital through equity issuances or debt financing, or could negatively affect our ability to engage in, expand or pursue our business activities, and could also prevent us from engaging in certain transactions that might otherwise be considered beneficial to us.

Our crude oil and NGL merchant activities are influenced by the overall forward market for crude oil and NGL, and certain market structures, the absence of pricing volatility and other market factors may adversely impact our results.

The profitability of our crude oil and NGL merchant activities are dependent on a variety of factors affecting the markets for crude oil and NGL, including regional and international supply and demand imbalances, takeaway availability and constraints, transportation costs and the overall forward market for crude oil and NGL products. Periods when differentials are wide or when there is volatility in the forward market structure are generally more favorable for our merchant activities. During periods where midstream infrastructure is over-built and/or there is a lack of volatility in the pricing structure, our results may be negatively impacted. Depending on the overall duration of these transition periods, how we have allocated our assets to particular strategies and the time length of our crude oil purchase and sale contracts and storage agreements, these periods may have either an adverse or beneficial effect on the profitability of our merchant activities. In the past, the results of such activities have varied significantly based on market conditions and these activities may continue to experience highly variable results as a result of future changes to the markets for crude oil and NGL.

Joint ventures, joint ownership arrangements and other projects pose unique challenges and we may not be able to fully implement or realize synergies, expected returns or other anticipated benefits associated with such projects.

We are involved in many strategic joint ventures and other joint ownership arrangements. We may not always be in complete alignment with our joint venture or joint owner counterparties; we may have differing strategic or commercial objectives and may be outvoted by our joint venture partners or we may disagree on governance matters with respect to the joint venture entity or the jointly owned assets. When we enter into joint ventures or joint ownership arrangements we may be subject to the risk that our counterparties do not fund their obligations. In some joint ventures and joint ownership arrangements we may not be responsible for construction or operation of such projects and will rely on our joint venture or joint owner counterparties for such services. Joint ventures and joint ownership arrangements may also require us to expend additional internal resources that could otherwise be directed to other projects. If we are unable to successfully execute and manage our existing and proposed joint venture and joint owner projects, it could adversely impact our financial and operating results.

We are undertaking, or are participating with various counterparties in, a number of projects that involve the expansion, modification, divestiture or combination of existing assets or the construction of new midstream energy infrastructure assets. Many of these projects involve numerous regulatory, environmental, commercial, economic, weather-related, political and legal uncertainties that are beyond our control, including the following:

•We may be unable to realize our forecasted commercial, operational or administrative synergies in connection with our joint ventures and joint ownership arrangements, including the Plains Oryx Permian Basin LLC joint venture;

•Joint ventures and other joint ownership arrangements may demand substantial internal resources and may divert resources and attention from other areas of our business;
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

As a result of these uncertainties, the anticipated benefits associated with our joint ventures and joint ownership arrangements may not be achieved or could be delayed. In turn, this could negatively impact our cash flow and our ability to make or increase cash distributions to our partners.

Loss of our investment grade credit rating or the ability to receive open credit could negatively affect our borrowing costs, ability to purchase crude oil, NGL and natural gas supplies or to capitalize on market opportunities.

Our business is dependent on our ability to maintain an attractive credit rating and continue to receive open credit from our suppliers and trade counterparties. Our senior unsecured debt is currently rated as “investment grade” by Standard & Poor’s, Moody’s Investors Service and Fitch Ratings Inc. A downgrade by such agencies to a level below investment grade could increase our borrowing costs, reduce our borrowing capacity and cause our counterparties to reduce the amount of open credit we receive from them. This could negatively impact our ability to capitalize on market opportunities. For example, our ability to utilize our crude oil storage capacity for merchant activities to capture contango market opportunities is dependent upon having adequate credit facilities, both in terms of the total amount of credit facilities and the cost of such credit facilities, which enables us to finance the storage of the crude oil from the time we complete the purchase of the crude oil until the time we complete the sale of the crude oil. Accordingly, loss of our investment grade credit ratings could adversely impact our cash flows, our ability to make distributions and the value of our outstanding equity and debt securities.

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

We have a number of minimum volume commitment contracts that support our pipelines. In addition, certain of the pipelines in which we own a joint venture interest have minimum volume commitment contracts. Pursuant to such contracts, shippers are obligated to pay for a minimum volume of transportation service regardless of whether such volume is actually shipped (typically referred to as a deficiency payment), subject to the receipt of credits that typically expire if not used by a certain date. While such contracts provide greater revenue certainty, if the applicable shipper fails to transport the minimum required volume and is required to make a deficiency payment, under applicable accounting rules, the revenue associated with such deficiency payment may not be recognized until the applicable transportation credit has expired or has been used. Deferred revenue associated with non-performance by shippers under minimum volume contracts could be significant and could adversely affect our profitability and earnings.

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

We also rely to a significant degree on the banks that lend to us under our revolving credit facility for financial liquidity, and any failure of those banks to perform their obligations to us could significantly impair our liquidity. Furthermore, nonpayment by the counterparties to our interest rate, commodity and/or foreign currency derivatives could expose us to additional interest rate, commodity price and/or foreign currency risk.

Divestitures and acquisitions involve risks that may adversely affect our business.

Our ability to execute our financial strategy is in part dependent on our ability to complete strategic transactions, including acquisitions, divestitures or sales of interests to strategic partners. For example, if we are unable to successfully complete planned divestitures (due to reduced investment in the energy sector, governmental action, litigation, counterparty non-performance or other factors), it may be more difficult for us to achieve our desired leverage levels, increase returns to equity holders or otherwise accomplish our financial goals. In addition, in connection with our divestitures, we may agree to retain responsibility for certain liabilities that relate to our period of ownership, which could adversely impact our future financial performance.

Acquisitions also involve potential risks, including:

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

Any of these factors could adversely affect our ability to achieve anticipated levels of cash flows or other benefits from our acquisitions, pay distributions to our partners or meet our debt service requirements.

Tightened capital markets or other factors that increase our cost of capital or otherwise limit our access to capital could impair our ability to achieve our strategic objectives.

Any limitations on our access to capital or increase in the cost of that capital could significantly impair the implementation of our strategy. Our inability to maintain our targeted credit profile, including maintaining our credit ratings, could adversely affect our cost of capital as well as our ability to execute our strategy. In addition, a variety of factors beyond our control could impact the availability or cost of capital, including domestic or international economic conditions, increases in key benchmark interest rates and/or credit spreads, the adoption of new or amended banking or capital market laws or regulations, the re-pricing of market risks and volatility in capital and financial markets.

Due to these factors, we cannot be certain that funding for our capital needs will be available from bank credit arrangements, capital markets or other sources on acceptable terms. If funding is not available when needed, or is available only on unfavorable terms, we may be unable to implement our development plans, enhance our existing business, complete strategic projects and transactions, take advantage of business opportunities or respond to competitive pressures, any of which could have a material adverse effect on our cash flows and results of operations.

Our risk policies cannot eliminate all risks and the insufficiency of, or non-compliance with our risk policies could result in significant financial losses.

Generally, it is our policy to establish a margin for crude oil or other products we purchase by selling such products for physical delivery to third-party users, or by entering into a future delivery obligation under derivative contracts. Through these transactions, we seek to maintain a position that is substantially balanced between purchases on the one hand, and sales or future delivery obligations on the other hand. Our policy is not to acquire and hold physical inventory or derivative products for the purpose of speculating on commodity price changes. These policies and practices cannot, however, eliminate all risks. For example, any event that disrupts our anticipated physical supply of crude oil or other products could expose us to risk of loss resulting from price changes. We are also exposed to basis risk when crude oil or other products are purchased against one pricing index or benchmark and sold against a different index or benchmark. We may also face disruptions to futures markets for crude oil, NGL and other petroleum products, which may impair our ability to execute our commercial or hedging strategies. Margin requirements due to spikes or crashes in commodity prices may require us to exit hedge strategies at inopportune times. We are also exposed to some risks that are not hedged, including risks on certain of our inventory, such as linefill, which must be maintained in order to transport crude oil on our pipelines. In an effort to maintain a balanced position, specifically authorized personnel can purchase or sell crude oil, refined products and NGL, up to predefined limits and authorizations. Although this activity is monitored independently by our risk management function, it exposes us to commodity price risks within these limits.

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

While we maintain insurance coverage at levels that we believe to be reasonable and prudent, we can provide no assurance that our current levels of insurance will be sufficient to cover any losses that we have incurred or may incur in the future, whether due to deductibles, coverage challenges or other limitations. In addition, over the last several years, as the scale and scope of our business activities has expanded, the breadth and depth of available insurance markets has contracted. As a result of these factors and other market conditions, as well as the fact that we have experienced several incidents in the past, premiums and deductibles for certain insurance policies have increased substantially. Accordingly, we can give no assurance that we will be able to maintain adequate insurance in the future at rates or on other terms we consider commercially reasonable. In addition, although we believe that we currently maintain adequate insurance coverage, insurance will not cover many types of interruptions or events that might occur and will not cover all risks associated with our operations. In addition, the proceeds of any such insurance may not be paid in a timely manner and may be insufficient if such an event were to occur. The occurrence of a significant event, the consequences of which are either not covered by insurance or not fully insured, or a significant delay in the payment of a major insurance claim, could materially and adversely affect our financial position, results of operations and cash flows.

The terms of our indebtedness may limit our ability to borrow additional funds or capitalize on business opportunities. In addition, our current or future debt levels, or inability to borrow additional funds or capitalize on business opportunities, may limit our future financial and operating flexibility.

As of December 31, 2021, the face value of our consolidated debt outstanding was approximately $9.3 billion (excluding unamortized discounts and debt issuance costs of approximately $54 million), consisting of approximately $8.5 billion face value of long-term debt (including senior notes and finance lease obligations) and approximately $0.8 billion of short-term borrowings. As of December 31, 2021, we had over $3 billion of liquidity available, including cash and cash equivalents and available borrowing capacity under our senior unsecured revolving credit facility and our senior secured hedged inventory facility, subject to continued covenant compliance. Lower Adjusted EBITDA could increase our leverage ratios and effectively reduce our ability to incur additional indebtedness.

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
•covenants contained in our existing debt arrangements will require us to continue to meet financial tests that may adversely affect our flexibility to plan for and react to changes in our business;
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

Our ability to access capital markets to raise capital on favorable terms will be affected by our debt level, our operating and financial performance, the amount of our current maturities and debt maturing in the next several years, and by prevailing market conditions. In addition, if the rating agencies were to downgrade our credit ratings, then we could experience an increase in our borrowing costs, face difficulty accessing capital markets or incurring additional indebtedness, be unable to receive open credit from our suppliers and trade counterparties, be unable to benefit from swings in market prices and shifts in market structure during periods of volatility in the crude oil market or suffer a reduction in the market price of our common units. If we are unable to access the capital markets on favorable terms at the time a debt obligation becomes due in the future, we might be forced to refinance some of our debt obligations through more expensive and restrictive bank credit, as opposed to long-term public debt securities or equity securities, or the sale of assets. The price and terms upon which we might receive such extensions or additional bank credit, if at all, could be more onerous than those contained in existing debt agreements. Any such arrangements could, in turn, increase the risk that our leverage may adversely affect our future financial and operating flexibility and thereby impact our ability to execute our capital allocation strategies and priorities.

Increases in interest rates could adversely affect our business and the trading price of our units.

As of December 31, 2021, the face value of our consolidated debt was approximately $9.3 billion (excluding unamortized discounts and debt issuance costs of approximately $54 million), substantially all of which was at fixed interest rates. We are exposed to market risk due to the short-term nature of our commercial paper borrowings and the floating interest rates on our credit facilities. Our results of operations, cash flows and financial position could be adversely affected by significant increases in interest rates above current levels. Additionally, increases in interest rates could adversely affect our merchant activities by increasing interest costs associated with the storage of hedged crude oil and NGL inventory. Further, the trading price of our common units may be sensitive to changes in interest rates and any rise in interest rates could adversely impact such trading price.

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

Our operations and management require the retention and recruitment of a skilled workforce, including engineers, technical personnel and other professionals. We and our affiliates compete with other companies both within and outside the energy industry for this skilled workforce, and other employers may be able to offer potential employees higher salaries, more attractive benefits or work arrangements or opportunities to work in industries with greater perceived status or growth potential. The COVID-19 pandemic and associated restrictions may also place additional demands on our employees, which may in turn make it more challenging to retain or recruit talented labor. If we are unable to (i) retain current employees; and/or (ii) recruit new employees of comparable knowledge and experience, our business could be negatively impacted. In addition, we could experience increased costs to retain current employees and recruit new employees.

An impairment of long-term assets could reduce our earnings.

At December 31, 2021, we had approximately $14.9 billion of net property and equipment, $907 million of linefill, $3.8 billion of investments accounted for under the equity method of accounting and approximately $2.0 billion of net intangible assets capitalized on our balance sheet. GAAP requires an assessment for impairment in certain circumstances, including when there is an indication that the carrying value of property and equipment may not be recoverable. If we were to determine that any of our property and equipment, linefill, intangibles or equity method investments was impaired, we could be required to take an immediate charge to earnings, which could adversely impact our operating results, with a corresponding reduction of partners’ capital and increase in balance sheet leverage as measured by debt-to-total capitalization. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” for additional discussion of our accounting policies and use of estimates associated with impairments. During the year ended December 31, 2021, we recognized non-cash impairment charges of approximately $695 million related to the write-down of (i) certain pipeline and other long-lived assets and (ii) certain assets upon classification as held for sale. See Note 6 and Note 7 to our Consolidated Financial Statements for additional information regarding these impairments.

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

From time to time in connection with our business, we may lease or otherwise secure the right to use certain assets (such as railcars, trucks, barges, ships, pipeline capacity, storage capacity and other similar assets) with the expectation that the revenues we generate through the use of such assets will be greater than the fixed costs we incur pursuant to the applicable leases or other arrangements. However, when such assets are not utilized or are under-utilized, our profitability could be negatively impacted because the revenues we earn are either non-existent or reduced, but we remain obligated to continue paying any applicable fixed charges, in addition to the potential of incurring other costs attributable to the non-utilization of such assets (such as maintenance, storage or other costs). Significant under-utilization of assets we lease or otherwise secure the right to use in connection with our business could have a significant negative impact on our profitability and cash flows.

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

We do not own all of the land on which our pipelines and facilities have been constructed, and therefore are potentially subject to more onerous terms and/or increased costs to retain necessary land use if we do not have valid rights-of-way or if such rights-of-way lapse or terminate. In some instances, we obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies for a specific period of time. Following a decision issued in May 2017 by the Tenth Circuit Court of Appeals, tribal ownership of even a very small fractional interest in tribal land owned or at one time owned by an individual Indian landowner, bars condemnation of any interest in the allotment. Consequently, the inability to condemn such allotted lands under circumstances where existing pipeline rights-of-way may soon lapse or terminate serves as an additional potential impediment for pipeline operations. Additionally, parts of our operations cross land that has historically been apportioned to various Native American/First Nations tribes, who may exercise significant jurisdiction and sovereignty over their lands. For more information, see our regulatory disclosure entitled “Indigenous Protections.” We cannot guarantee that we will always be able to renew existing rights-of-way or obtain new rights-of-way on favorable terms without experiencing significant delays and costs. Any loss of rights with respect to real property, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, and financial position.

If we fail to obtain materials or commodities in the quantity and the quality we need, and at commercially acceptable prices, whether due to supply disruptions, inflation, tariffs, quotas or other factors, our results of operations, financial condition and cash flows could be materially and adversely affected.

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

Our business also depends on having access to significant amounts of electricity and other commodities. If we are unable to obtain commodities sufficient to operate and maintain our assets, or only able to do so at commercially unreasonable prices, it could materially and adversely affect our business.

The COVID-19 pandemic has caused or contributed to widespread macroeconomic impacts, including supply chain disruptions and inflation of prices for commodities, materials, products and shipping, which may make it more challenging to obtain sufficient quantities of high quality materials at acceptable prices and in a timely manner. If we are unable to source such materials, it could materially and adversely affect our ability to construct new infrastructure and operate and maintain our existing assets.

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

Our operations involving the storage, treatment, processing, and transportation of liquid hydrocarbons, including crude oil, NGL and refined products, are subject to stringent federal, state, and local laws and regulations governing the discharge of materials into the environment. Our operations are also subject to laws and regulations relating to protection of the environment and wildlife, operational safety, climate change and related matters. Compliance with all of these laws and regulations increases our overall cost of doing business, including our capital costs to construct, maintain and upgrade equipment and facilities. Also, new or additional laws and regulations, new interpretations of existing requirements or changes in our operations could trigger new permitting requirements applicable to our operations, which could result in increased costs or delays of, or denial of rights to conduct, our development programs. The failure to comply with any such laws and regulations could result in the assessment of administrative, civil, and criminal penalties, the imposition of investigatory or remedial obligations or the incurrence of capital expenditures. Any such failure could also result in the imposition of restrictions, delays or cancellations in the permitting or performance of projects, or the issuance of injunctions that may subject us to additional operational requirements and constraints, or claims of damages to property or persons. In addition, criminal violations of certain environmental laws, or in some cases even the allegation of criminal violations, may result in the temporary suspension or outright debarment from participating in government contracts. The laws and regulations applicable to our operations are subject to change and interpretation by the relevant governmental agency, including the possibility that exemptions we currently qualify for may be modified or changed in ways that require us to incur significant additional compliance costs. Our business and operations may also become subject to new or additional laws or regulations. For example, President Biden has made the combat of climate change arising from GHG emissions a priority under his Administration and has issued, and may continue to issue, executive orders or other regulatory initiatives in pursuit of his regulatory agenda that could curtail oil and natural gas production and transportation; potential examples include laws, rules, executive orders or regulations that limit fracturing of oil and natural gas wells, restrictions on flaring and venting during natural gas production on federal properties, limitations or bans on oil and gas leases on federal lands and offshore waters, increased requirements for construction and permitting of pipeline infrastructure and LNG export facilities, and further restrictions on GHG emissions from oil and gas facilities. Any new laws, executive orders or regulations, or changes to or interpretations of existing laws or regulations, adverse to us could have a material adverse effect on our operations, revenues, expenses and profitability.

We have a history of making incremental additions to the miles of pipelines we own, both through acquisitions and investment capital projects. We have also increased our terminal and storage capacity and operate several facilities on or near navigable waters and domestic water supplies. Although we have implemented programs intended to maintain the integrity of our assets (discussed below), as we increase the capacity of our existing assets or acquire additional assets we are at risk for an increase in the number of releases of liquid hydrocarbons into the environment. These releases expose us to potentially substantial expense, including clean-up and remediation costs, fines and penalties, and third-party claims for personal injury or property damage related to past or future releases. Some of these expenses could increase by amounts disproportionately higher than the relative increase in pipeline mileage and the increase in revenues associated therewith. Our refined products terminal assets are also subject to significant compliance costs and liabilities. In addition, because of the increased volatility of refined products and their tendency to migrate farther and faster than crude oil when released, releases of refined products into the environment can have a more significant impact than crude oil and require significantly higher expenditures to respond and remediate. The incurrence of such expenses not covered by insurance, indemnity or reserves could materially adversely affect our results of operations.

We currently devote substantial resources to comply with DOT-mandated pipeline integrity rules. The DOT regulations include requirements for the establishment of pipeline integrity management programs and for protection of HCAs where a pipeline leak or rupture could produce significant adverse consequences. Pipeline safety regulations are revised frequently. For example, Congress, through the PIPES Act of 2020, directed PHMSA to move forward with several regulatory actions. For more information, please see our regulatory disclosure entitled “Pipeline Safety/Integrity Management.” The adoption of new regulations requiring more comprehensive or stringent safety standards could require us to install new or modified safety controls, pursue new capital projects, or conduct maintenance programs on an accelerated basis, all of which could require us to incur increased operational costs that could be significant.

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

Our U.S. interstate common carrier liquids pipelines are subject to regulation by various federal regulatory agencies, including the FERC under the ICA. The ICA requires that tariff rates and terms and conditions of service for liquids pipelines be just and reasonable and not unduly discriminatory. We are also subject to the Pipeline Safety Regulations of the DOT. Our intrastate pipeline transportation activities are subject to various state laws and regulations as well as orders of state regulatory bodies.

For our U.S. interstate common carrier liquids pipelines subject to FERC regulation under the ICA, shippers may protest our pipeline tariff filings or file complaints against our existing rates or complaints alleging that we are engaging in discriminatory behavior. The FERC can also investigate on its own initiative. Under certain circumstances, the FERC could limit our ability to set rates based on our costs, or could order us to reduce our rates and could require the payment of reparations to complaining shippers for up to two years prior to the complaint.

In addition, we routinely monitor the public filings and proceedings of other parties with the FERC and other regulatory agencies in an effort to identify issues that could potentially impact our business. Under certain circumstances we may choose to intervene in such third-party proceedings in order to express our support for, or our opposition to, various issues raised by the parties to such proceedings. For example, if we believe that a petition filed with, or order issued by, the FERC is improper, overbroad or otherwise flawed, we may attempt to intervene in such proceedings for the purpose of protesting such petition or order and requesting appropriate action such as a clarification, rehearing or other remedy. Despite such efforts, we can provide no assurance that the FERC and other agencies that regulate our business will not issue future orders or declarations that increase our costs or otherwise adversely affect our operations.

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

Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons from unconventional geological formations. Recent advances in hydraulic fracturing techniques have resulted in significant increases in crude oil and natural gas production in many basins in the United States and Canada. The process involves the injection of water, sand and chemicals under pressure into the formation to fracture the surrounding rock and stimulate production, and it is typically regulated by state and provincial oil and gas commissions.  We do not perform hydraulic fracturing, but many of the producers using our pipelines do. Hydraulic fracturing has been subject to increased scrutiny and there have been a variety of legislative and regulatory proposals to prohibit, restrict, or more closely regulate various forms of hydraulic fracturing; for example, the Governor of California issued an order in April 2021 directing the Department of Conservation’s Geologic Energy Management Division to initiate regulatory action to end the issuance of new permits for hydraulic fracturing by January 2024. Moreover, President Biden issued an executive order in January 2021 suspending new oil and gas operations on federal lands and waters. The suspension of the federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension but the federal government is appealing the district court decision. These actions, as well as any other legislation, executive orders or regulatory initiatives that curtail hydraulic fracturing or otherwise limit producers’ ability to drill or complete wells could reduce the production of crude oil and natural gas in the United States or Canada, and could thereby reduce demand for our transportation, terminalling and storage services as well as our merchant activities.

Our and our customers’ operations are subject to various risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased costs, limits on the areas in which oil and natural gas production may occur and reduced demand for our services.

Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy that could result in increased operating costs, limits on the areas in which oil and natural gas production may occur, and reduced demand for the crude oil and natural gas. Risks arising out of the threat of climate change, fuel conservation measures, governmental requirements for renewable energy resources, increasing consumer demand for alternative forms of energy, and technological advances in fuel economy and energy generation devices may create new competitive conditions that result in reduced demand for the crude oil and natural gas our customers produce and, in turn, the services we provide. The potential impact of changing demand for crude oil and natural gas services and products may have a material adverse effect on our business, financial condition, results of operations and cash flows. See Item 1. Business, “Regulation—Health, Safety and Environmental Regulation—Climate Change Initiatives” for further discussion relating to risks arising out of the threat of climate change and emission of GHGs, climate change activism, energy conservation measures or initiatives that stimulate demand for alternative forms of energy, and physical effects of climate change. One or more of these developments could have an adverse effect on our business, financial condition and results of operations.

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

Our general partner manages and operates the Partnership. If unitholders are dissatisfied with the performance of our general partner, they currently have little practical ability to remove our general partner. Our general partner may not be removed except upon the vote of the holders of at least 66 2/3% of our outstanding units (including units held by our general partner or its affiliates). Because AAP owns approximately 31% of our outstanding Common Unit Equivalents and the owners of our general partner, along with directors and executive officers and their affiliates, own a significant percentage of our outstanding common units, the removal of our general partner would be difficult without the consent of both our general partner and its affiliates.

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

Our leverage is significant in relation to our partners’ capital. At December 31, 2021, the face value of our total outstanding long-term debt was approximately $8.5 billion, and the face value of our total outstanding short-term debt was approximately $0.8 billion. We will be prohibited from making cash distributions during an event of default under any of our indebtedness. Various limitations in our credit facilities and other debt instruments may reduce our ability to incur additional debt, to engage in some transactions and to capitalize on business opportunities. Any subsequent refinancing of our current indebtedness or any new indebtedness could have similar or greater restrictions.

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

Moreover, under Section 1446(f) of the Code, the transferee of an interest in a partnership that is engaged in a U.S. trade or business is generally required to withhold 10% of the amount realized by the transferor unless the transferor certifies that it is not a foreign person. While the determination of a partner’s “amount realized” generally includes any decrease of a partner’s share of the partnership’s liabilities, the Treasury regulations provide that the “amount realized” on a transfer of an interest in a publicly traded partnership will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and thus will be determined without regard to any decrease in that partner’s share of a publicly traded partnership’s liabilities. The Treasury regulations further provide that withholding on a transfer of an interest in a publicly traded partnership will not be imposed on a transfer that occurs prior to January 1, 2022, and administrative guidance from the IRS further provides that the applicability date under the Section 1446(f) withholding obligation has been deferred until January 1, 2023. For a transfer of interest in a publicly traded partnership that is effected through a broker on or after January 1, 2023, the obligation to withhold is imposed on the transferor’s broker. Prospective foreign unitholders should consult their tax advisors regarding the impact of these rules on an investment in our units.

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

The tax treatment of distributions on our Series B Preferred Units is uncertain. We will treat the holders of Series B Preferred Units as partners for tax purposes and will treat distributions on the Series B Preferred Units as guaranteed payments for the use of capital that will generally be taxable to the holders of Series B Preferred Units as ordinary income. A holder of our Series B Preferred Units could recognize taxable income from the accrual of such income even in the absence of a contemporaneous cash distribution. We anticipate accruing and making semi-annual guaranteed payment distributions on May 15th, 2022 and November 15th, 2022, and thereafter quarterly on February 15th, May 15th, August 15th and November 15th. Because the guaranteed payment for each unit must accrue as income to a holder during the taxable year of the accrual, the guaranteed payment attributable to the period beginning November 15th and ending December 31st will accrue to the holder of record of a Series B Preferred Unit on December 31st for such period. If you are a taxpayer reporting your income using the accrual method, or using a taxable year other than the calendar year, you should consult your tax advisor with respect to the consequences of our guaranteed payment distribution accrual and reporting convention. Otherwise, the holders of Series B Preferred Units are generally not anticipated to share in the partnership’s items of income, gain, loss or deduction, except to the extent necessary to (i) achieve parity with the Series A Preferred Units or (ii) provide, to the extent possible, the Series B Preferred Units with the benefit of the liquidation preference. The Partnership will not allocate any share of our nonrecourse liabilities to the holders of Series B Preferred Units. If the Series B Preferred Units were treated as indebtedness for tax purposes, rather than as guaranteed payments for the use of capital, distributions likely would be treated as payments of interest by us to the holders of Series B Preferred Units.

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

PART II

Item 5.  Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities

Market Information, Holders and Distributions

Our common units are listed and traded on The Nasdaq Global Select Market under the symbol “PAA.”  As of February 22, 2022, there were 705,043,477 common units outstanding and approximately 95,000 record holders and beneficial owners (held in street name).

The following table presents cash distributions per common unit pertaining to the quarter presented, which were declared and paid in the following calendar quarter (see the “Cash Distribution Policy” section below for a discussion of our policy regarding distribution payments):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2021	$0.18	$0.18	$0.18	$0.18
2020	$0.18	$0.18	$0.18	$0.18

Our common units are also used as a form of compensation to our employees and PAGP GP directors. See Note 18 to our Consolidated Financial Statements for additional information regarding our equity-indexed compensation plans.

Performance Graph

The following graph compares the total unitholder return performance of our common units with the performance of: (i) the Standard & Poor’s 500 Stock Index (“S&P 500”), (ii) the Alerian MLP Index (“AMZX”) and (iii) the Alerian Midstream Energy Index (“AMNA”). The AMZX is a composite of the most prominent energy master limited partnerships that provides investors with a comprehensive benchmark for this asset class. The AMNA is a broad-based composite of North American energy infrastructure companies that provides investors with a comprehensive benchmark for this asset class. We have elected to include the AMNA in addition to the AMZX in this year’s performance graph because we believe that a comparison of our performance to each of these industry indices is useful to investors. The graph assumes that $100 was invested in our common units and each comparison index beginning on December 31, 2016 and that all distributions were reinvested on a quarterly basis.

	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021
PAA	$100.00	$68.66	$70.27	$68.67	$33.77	$41.26
S&P 500	$100.00	$121.83	$116.49	$153.17	$181.35	$233.41
AMZX	$100.00	$93.48	$81.87	$87.24	$62.21	$87.20
AMNA	$100.00	$97.59	$84.62	$104.97	$80.45	$111.35

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

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the fourth quarter of 2021:

	Total Number of Common Units Purchased	Average Price Paid per Common Unit (1)	Total Number of Common Units Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Common Units that may yet be purchased under the Program (2)
November 1, 2021 - November 30, 2021	3,384,873	$10.64	3,384,873	$296,769,608
December 1, 2021 - December 31, 2021	2,759,407	$9.06	2,759,407	$271,824,798

(1)Average price paid per common unit includes costs associated with the repurchases.
(2)In November 2020, the board of directors of PAA GP Holdings LLC (“PAGP GP”) approved a $500 million common equity repurchase program (the “Program”), which authorizes the repurchase from time to time of up to $500 million of our common units and/or PAGP Class A shares via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. No time limit has been set for completion of the Program, and the Program may be suspended or discontinued at any time. The Program does not obligate us or PAGP to acquire a particular number of common units or PAGP Class A shares. Any common units or Class A shares that are repurchased will be canceled. No PAGP Class A shares were repurchased during the periods presented. The common units repurchased under the Program during the periods presented were cancelled immediately upon acquisition.

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

Item 6.  Reserved

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

Our discussion and analysis includes the following:

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Critical Accounting Policies and Estimates
•Recent Accounting Pronouncements

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

Segment Changes

During the fourth quarter of 2021, we reorganized our historical operating segments: Transportation, Facilities and Supply and Logistics into two operating segments: Crude Oil and Natural Gas Liquids (“NGL”). The change in our segments stems primarily from (i) a multi-year transition in the midstream energy industry driven by increased competition that has reduced the stand alone earnings opportunities of our supply and logistics activities such that those activities now primarily support our effort to increase the utilization of our Crude Oil and NGL assets and (ii) internal changes regarding the oversight and reporting of our assets and related results of operations.

Additionally, during the fourth quarter of 2021, we modified our definition of Segment Adjusted EBITDA to exclude amounts attributable to noncontrolling interests. In connection with the Permian JV formation in October 2021, our CODM determined this modification resulted in amounts that were more meaningful to evaluate segment performance. See Note 7 to our Consolidated Financial Statements for additional information regarding the Permian JV.

All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure and the modification to our definition of Segment Adjusted EBITDA. See Note 20 to our Consolidated Financial Statements for additional information.

Market Overview and Outlook

Crude oil and other petroleum liquids are supplied by producers around the world, including the Organization of Petroleum Exporting Countries (“OPEC”) and North American producers, among others. The chart below depicts the relationship between global supply of crude oil and other petroleum liquids and demand since the beginning of 2017 and the U.S. Energy Information Administration’s (“EIA”) Short-Term Energy Outlook as of February 2022:

World Liquid Fuels Production and Consumption Balance (1)
(in millions of barrels per day)

(1)Barrels produced and consumed per quarter.

Global crude oil demand at the end of 2021 was near pre-COVID levels, with the EIA and other third parties forecasting demand to exceed 2019 levels by late 2022 and continue to grow for the foreseeable future. We believe this demand growth combined with the multi-year backdrop of reduced upstream investment and a continuation of OPEC discipline could further exacerbate many of the supply concerns that emerged in 2021. This includes tight global markets and continued commodity price volatility. As a result, we expect North American energy supply to play a critical long-term role in meeting global demand and the Permian Basin to drive the vast majority of U.S. production growth in the coming years. It is against this macro backdrop that we expect to generate significant positive free cash flow on a multi-year basis, supported by our existing base and integrated business model.

Building on the actions we took in 2020 to ensure that we were well positioned to manage through the pandemic, in 2021 we continued to build momentum and reinforce our long-term positioning. This included further optimizing our asset portfolio including, but not limited to, exceeding our asset sales target, substantially completing our multi-year capital program, and closing a highly strategic joint venture in the Permian Basin through a cashless and debt-free transaction. Additionally, we reduced debt by $1 billion, meaningfully reduced capital expenditures by $230 million versus our initial 2021 guidance, and further streamlined our U.S. and Canadian operations and organizational cost structure.

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

While some modifications in our operations continue to be necessary to deal with risks associated with the COVID-19 pandemic, we have not experienced any material constraints on our ability to continue our essential business functions and have not incurred any significant additional operating costs as a result of the pandemic. We remain focused on the health and safety of our workforce, and have modified our operations in ways that we believe are prudent and appropriate in order to protect our employees while continuing to operate our assets in an effective, safe and responsible manner.

Many governments have enacted or are contemplating measures to provide aid and economic stimulus in response to the COVID-19 pandemic. These measures include actions by both the United States federal government and the government of Canada. There has been no material direct impact to our financial position, results of operations or cash flows resulting from these measures. However, our Canadian subsidiary participated in a wage subsidy program during 2021 and 2020 for subsidies totaling approximately $7 million and $23 million, respectively. The impact of such subsidies and incremental COVID-19 costs is included in the line items “Field operating costs” and “General and administrative expenses”. See “—Results of Operations” for further discussion.

Overview of Operating Results

We recognized net income attributable to PAA of $593 million for the year ended December 31, 2021 compared to a net loss attributable to PAA of $2.590 billion for the year ended December 31, 2020 and net income attributable to PAA of $2.171 billion for the year ended December 31, 2019. The net loss for the 2020 period was primarily driven by the macroeconomic and industry specific challenges discussed above which resulted in goodwill impairment losses and non-cash impairment charges related to the write-down of certain pipeline and other long-lived assets, certain of our investments in unconsolidated entities, and assets upon classification as held for sale totaling approximately $3.4 billion. In addition, we recognized approximately $233 million of inventory valuation adjustments due to declines in commodity prices during the first quarter of 2020. The 2021 period includes a net loss on asset sales and asset impairments of $592 million, a majority of which was related to the write-down of our natural gas storage facilities, which were classified as held for sale in the second quarter and sold in the third quarter.

Results from our reporting segments were lower for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to less favorable crude oil market conditions.

Results from our reporting segments were lower for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to less favorable crude oil differentials and NGL sales margins and lower volumes, partially offset by the favorable impact of contango market conditions.

See the “—Results of Operations” section below for further discussion.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit amounts):

				Variance
	Year Ended December 31,			2021-2020		2020-2019
	2021	2020	2019	$	%	$	%
Product sales revenues	$40,883	$22,058	$32,272	$18,825	85%	$(10,214)	(32)%
Services revenues	1,195	1,232	1,397	(37)	(3)%	(165)	(12)%
Purchases and related costs	(38,504)	(20,431)	(29,452)	(18,073)	(88)%	9,021	31%
Field operating costs	(1,065)	(1,076)	(1,303)	11	1%	227	17%
General and administrative expenses	(292)	(271)	(297)	(21)	(8)%	26	9%
Depreciation and amortization	(774)	(653)	(601)	(121)	(19)%	(52)	(9)%
Gains/(losses) on asset sales and asset impairments, net	(592)	(719)	(28)	127	18%	(691)	**
Goodwill impairment losses	—	(2,515)	—	2,515	100%	(2,515)	N/A
Equity earnings in unconsolidated entities	274	355	388	(81)	(23)%	(33)	(9)%
Gain on/(impairment of) investments in unconsolidated entities, net	2	(182)	271	184	101%	(453)	(167)%
Interest expense, net	(425)	(436)	(425)	11	3%	(11)	(3)%
Other income, net	19	39	24	(20)	(51)%	15	63%
Income tax (expense)/benefit	(73)	19	(66)	(92)	(484)%	85	129%
Net income/(loss)	648	(2,580)	2,180	3,228	125%	(4,760)	(218)%
Net income attributable to noncontrolling interests	(55)	(10)	(9)	(45)	(450)%	(1)	(11)%
Net income/(loss) attributable to PAA	$593	$(2,590)	$2,171	$3,183	123%	$(4,761)	(219)%

Basic net income/(loss) per common unit	$0.55	$(3.83)	$2.70	$4.38	**	$(6.53)	**
Diluted net income/(loss) per common unit	$0.55	$(3.83)	$2.65	$4.38	**	$(6.48)	**
Basic weighted average common units outstanding	716	728	727	(12)	**	1	**
Diluted weighted average common units outstanding	716	728	800	(12)	**	(72)	**

**     Indicates that variance as a percentage is not meaningful.

Revenues and Purchases

Fluctuations in our consolidated revenues and purchases and related costs are primarily associated with our merchant activities and generally explained in large part by changes in commodity prices. Our crude oil and NGL merchant activities are not directly affected by the absolute level of prices because the commodities that we buy and sell are generally indexed to the same pricing indices. Both product sales revenues and purchases and related costs will fluctuate with market prices; however, the absolute margins related to those sales and purchases will not necessarily have a corresponding increase or decrease. Additionally, product sales revenues include the impact of gains and losses related to derivative instruments used to manage our exposure to commodity price risk associated with such sales and purchases.

A majority of our sales and purchases are indexed to West Texas Intermediate (“WTI”). The following table presents the range of the NYMEX WTI benchmark price of crude oil over the last three years (in dollars per barrel):

	NYMEX WTI Crude Oil Price
During the Year Ended December 31,	Low	High	Average
2021	$48	$85	$68
2020	$(38)	$63	$39
2019	$46	$66	$57

Product sales revenues and purchases increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to higher prices and volumes in the 2021 period.

Product sales revenues and purchases decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to lower prices and volumes in the 2020 period.

Revenues from services decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to the sale of assets, partially offset by the recognition of revenues associated with deficiencies under minimum volume commitments in 2020.

Revenues from services decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to lower pipeline volumes, a portion of which were covered by minimum volume commitments for which the associated revenue was deferred to future periods.

See further discussion of our net revenues in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the year the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to (i) transaction-related costs incurred in connection with the formation of the Permian JV (which impacts our general and administrative expenses but are excluded in the calculation of Adjusted EBITDA and Segment Adjusted EBITDA), (ii) increased information systems costs and (iii) reduced wage subsidies received by our Canadian subsidiary, partially offset by other lower employee-compensation related items during the 2021 period.

The decrease in general and administrative expenses for the year the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to (i) lower equity-based compensation costs on liability-classified awards (which is not excluded in the calculation of Adjusted EBITDA and Segment Adjusted EBITDA), due to a decrease in our common unit price, (ii) decreased travel and entertainment costs, (iii) lower compensation costs including the benefit of wage subsidies received by our Canadian subsidiary and (iv) general cost reductions associated with exiting low margin, high administrative cost businesses. Such items were partially offset by an overall increase in compensation costs related to severance costs associated with our efforts to streamline our organization.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2021 compared to the year ended December 31, 2020 largely driven by (i) a reduction in the useful lives of certain assets and (ii) additional depreciation expense associated with acquired assets, partially offset by a reduction in depreciation expense associated with assets sold. See Note 6 to our Consolidated Financial Statements for additional information.

Depreciation and amortization expense increased for the year ended December 31, 2020 compared to the year ended December 31, 2019 largely driven by additional depreciation expense associated with acquired assets, the completion of various investment capital projects and a reduction in the useful lives of certain assets, partially offset by a reduction in depreciation expense associated with assets sold.

Gains/Losses on Asset Sales and Asset Impairments, Net

The net losses on asset sales and asset impairments for 2021 primarily included (i) an approximate $220 million non-cash impairment charge recognized in the third quarter related to the write-down of certain crude oil storage terminal assets as a result of decreased demand for our services due to changing market conditions, (ii) an approximate $475 million non-cash impairment charge related to the write-down of our Pine Prairie and Southern Pines natural gas storage facilities upon classification as held for sale during the second quarter (these assets were sold in August 2021), and (iii) a gain of $106 million recognized in the second quarter related to the asset exchange agreement (the “Asset Exchange”) involving the sale of our Milk River crude oil pipeline in exchange for additional interests in certain of the Empress gas processing plants.

The net loss on asset sales and asset impairments for the year ended December 31, 2020 included (i) non-cash impairment losses on held and used assets of approximately $541 million related to the write-down of (a) certain pipeline and other long-lived assets due to the current macroeconomic and geopolitical conditions including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, and (b) idled or underutilized assets for which is it has been determined that it is unlikely that opportunities will exist in the future to recover our investment in these assets and (ii) net losses of approximately $178 million related to the sale of assets, including non-cash impairments recognized upon classification as assets held for sale.

The net loss on asset sales and asset impairments for the year ended December 31, 2019 was largely driven by a loss on the sale of a storage terminal in North Dakota.

See Note 6 and Note 7 to our Consolidated Financial Statements for additional information regarding these asset sales and asset impairments.

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

The following table summarizes the components impacting the interest expense variance (in millions, except percentages):

		Average LIBOR	Weighted Average Interest Rate (1)
Interest expense for the year ended December 31, 2019	$425	2.2%	4.4%
Impact of lower capitalized interest	10
Impact of borrowings under credit facilities and commercial paper program	3
Impact of issuance and retirement of senior notes	(4)
Other	2
Interest expense for the year ended December 31, 2020	$436	0.5%	4.1%
Impact of issuance and retirement of senior notes	(13)
Impact of borrowings under credit facilities and commercial paper program	(4)
Impact of lower capitalized interest	6
Interest expense for the year ended December 31, 2021	$425	0.1%	4.2%

(1)Excludes commitment and other fees.

See Note 11 to our Consolidated Financial Statements for additional information regarding our debt and related activities during the periods presented.

Other Income, Net

The following table summarizes the components impacting Other income, net (in millions):

	Year Ended December 31,
	2021	2020	2019
Gain related to mark-to-market adjustment of our Preferred Distribution Rate Reset Option (1)	$14	$20	$2
Net gain on foreign currency revaluation (2)	3	13	15
Other	2	6	7
	$19	$39	$24

(1)See Note 13 to our Consolidated Financial Statements for additional information.
(2)The activity during the years presented was primarily related to the impact from the change in the USD to CAD exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax (Expense)/Benefit

The net unfavorable income tax variance for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily a result of increased income in our Canadian operations.

The net favorable income tax variance for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to lower taxable earnings from our Canadian operations and lower year-over-year income as impacted by fluctuations in the derivative mark-to-market valuations in our Canadian operations, partially offset by the recognition of a deferred tax benefit of approximately $60 million during the second quarter of 2019 as a result of the reduction of the provincial tax rate in Alberta, Canada.

Noncontrolling Interests

The increase in amounts attributable to noncontrolling interests for the year ended December 31, 2021 compared to the year ended December 31, 2020 was due to the formation of the Permian JV in October 2021. See Note 7 to our Consolidated Financial Statements for additional information.

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

The primary additional measures used by management are earnings before interest, taxes, depreciation and amortization (including our proportionate share of depreciation and amortization, including write-downs related to cancelled projects, of unconsolidated entities), gains and losses on asset sales and asset impairments, goodwill impairment losses and gains on and impairments of investments in unconsolidated entities, adjusted for certain selected items impacting comparability (“Adjusted EBITDA”), Adjusted EBITDA attributable to PAA, Implied distributable cash flow (“DCF”), Free Cash Flow and Free Cash Flow after Distributions.

Our definition and calculation of certain non-GAAP financial measures may not be comparable to similarly-titled measures of other companies. Adjusted EBITDA, Adjusted EBITDA attributable to PAA and Implied DCF are reconciled to Net Income/(Loss), and Free Cash Flow and Free Cash Flow after Distributions are reconciled to Net Cash Provided by Operating Activities, the most directly comparable measures as reported in accordance with GAAP, and should be viewed in addition to, and not in lieu of, our Consolidated Financial Statements and accompanying notes. See “—Liquidity and Capital Resources—Liquidity Measures” for additional information regarding Free Cash Flow and Free Cash Flow after Distributions.

Performance Measures

Management believes that the presentation of Adjusted EBITDA, Adjusted EBITDA attributable to PAA and Implied DCF provides useful information to investors regarding our performance and results of operations because these measures, when used to supplement related GAAP financial measures, (i) provide additional information about our core operating performance and ability to fund distributions to our unitholders through cash generated by our operations, (ii) provide investors with the same financial analytical framework upon which management bases financial, operational, compensation and planning/budgeting decisions and (iii) present measures that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. These non-GAAP measures may exclude, for example, (i) charges for obligations that are expected to be settled with the issuance of equity instruments, (ii) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (iii) long-term inventory costing adjustments, (iv) items that are not indicative of our core operating results and/or (v) other items that we believe should be excluded in understanding our core operating performance. These measures may further be adjusted to include amounts related to deficiencies associated with minimum volume commitments whereby we have billed the counterparties for their deficiency obligation and such amounts are recognized as deferred revenue in “Other current liabilities” in our Consolidated Financial Statements. Such amounts are presented net of applicable amounts subsequently recognized into revenue. We have defined all such items as “selected items impacting comparability.” We do not necessarily consider all of our selected items impacting comparability to be non-recurring, infrequent or unusual, but we believe that an understanding of these selected items impacting comparability is material to the evaluation of our operating results and prospects.

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

The following table sets forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA, Adjusted EBITDA attributable to PAA and Implied DCF from Net Income/(Loss) (in millions):

				Variance
	Year Ended December 31,			2021-2020		2020-2019
	2021	2020	2019	$	%	$	%
Net income/(loss)	$648	$(2,580)	$2,180	$3,228	125%	$(4,760)	(218)%
Interest expense, net	425	436	425	(11)	(3)%	11	3%
Income tax expense/(benefit)	73	(19)	66	92	484%	(85)	(129)%
Depreciation and amortization	774	653	601	121	19%	52	9%
(Gains)/losses on asset sales and asset impairments, net	592	719	28	(127)	(18)%	691	**
Goodwill impairment losses	—	2,515	—	(2,515)	(100)%	2,515	N/A
(Gain on)/impairment of investments in unconsolidated entities, net	(2)	182	(271)	(184)	(101)%	453	167%
Depreciation and amortization of unconsolidated entities (1)	123	73	62	50	68%	11	18%
Selected Items Impacting Comparability:
(Gains)/losses from derivative activities and inventory valuation adjustments	(271)	480	160	(751)	**	320	**
Long-term inventory costing adjustments	(94)	44	(20)	(138)	**	64	**
Deficiencies under minimum volume commitments, net	(7)	74	(18)	(81)	**	92	**
Equity-indexed compensation expense	19	19	17	—	**	2	**
Net (gain)/loss on foreign currency revaluation	(4)	(3)	14	(1)	**	(17)	**
Line 901 incident	15	—	10	15	**	(10)	**
Significant transaction-related expenses	16	3	—	13	**	3	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (2)	(326)	617	163	(943)	**	454	**
Gains from derivative activities (3)	(14)	(20)	(2)	6	**	(18)	**
Net gain on foreign currency revaluation (4)	(3)	(13)	(15)	10	**	2	**
Net gain on early repayment of senior notes (5)	—	(3)	—	3	**	(3)	**
Selected Items Impacting Comparability - Adjusted EBITDA (6)	(343)	581	146	(924)	**	435	**
Adjusted EBITDA (6)	$2,290	$2,560	$3,237	$(270)	(11)%	$(677)	(21)%
Adjusted EBITDA attributable to noncontrolling interests (7)	(94)	(14)	(10)	(80)	**	(4)	(40)%
Adjusted EBITDA attributable to PAA	$2,196	$2,546	$3,227	$(350)	(14)%	$(681)	(21)%

Adjusted EBITDA (6)	$2,290	$2,560	$3,237	$(270)	(11)%	$(677)	(21)%
Interest expense, net of certain non-cash items (8)	(401)	(415)	(407)	14	3%	(8)	(2)%
Maintenance capital (9)	(168)	(216)	(287)	48	22%	71	25%
Investment capital of noncontrolling interests (10)	(9)	—	—	(9)	N/A	—	N/A
Current income tax expense	(50)	(51)	(112)	1	2%	61	54%
Distributions from unconsolidated entities in excess of/(less than) adjusted equity earnings (11)	16	13	(49)	3	**	62	**
Distributions to noncontrolling interests (12)	(14)	(10)	(6)	(4)	(40)%	(4)	(67)%
Implied DCF	$1,664	$1,881	$2,376	$(217)	(12)%	$(495)	(21)%
Preferred unit cash distributions (12)	(198)	(198)	(198)
Implied DCF Available to Common Unitholders	$1,466	$1,683	$2,178
Common unit cash distributions (12)	(517)	(655)	(1,004)
Implied DCF Excess (13)	$949	$1,028	$1,174

**     Indicates that variance as a percentage is not meaningful.

(1)We exclude our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects) of unconsolidated entities when reviewing Adjusted EBITDA, similar to our consolidated assets.
(2)For a more detailed discussion of these selected items impacting comparability, see the footnotes to the Segment Adjusted EBITDA Reconciliation table in Note 20 to our Consolidated Financial Statements.
(3)The Preferred Distribution Rate Reset Option of our Series A preferred units is accounted for as an embedded derivative and recorded at fair value in our Consolidated Financial Statements. The associated gains and losses are not integral to our results and were thus classified as a selected item impacting comparability. See Note 13 to our Consolidated Financial Statements for additional information regarding the Preferred Distribution Rate Reset Option.
(4)During the periods presented, there were fluctuations in the value of CAD to USD, resulting in the realization of foreign exchange gains and losses on the settlement of foreign currency transactions as well as the revaluation of monetary assets and liabilities denominated in a foreign currency. The associated gains and losses are not integral to our results and thus were classified as a selected item impacting comparability.
(5)Includes net gains recognized in connection with the repurchase of our outstanding senior notes on the open market. See Note 11 to our Consolidated Financial Statements for additional information.
(6)Other income/(expense), net per our Consolidated Statements of Operations, adjusted for selected items impacting comparability (“Adjusted other income/(expense), net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
(7)Reflects amounts attributable to noncontrolling interests in the Permian JV and Red River Pipeline LLC.
(8)Excludes certain non-cash items impacting interest expense such as amortization of debt issuance costs and terminated interest rate swaps.
(9)Maintenance capital expenditures are defined as capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets.
(10)Investment capital expenditures attributable to noncontrolling interests that reduce Implied DCF available to PAA common unitholders.
(11)Comprised of cash distributions received from unconsolidated entities less equity earnings in unconsolidated entities (adjusted for our proportionate share of depreciation and amortization, including write-downs related to cancelled projects, and selected items impacting comparability of unconsolidated entities).
(12)Cash distributions paid during the period presented.
(13)Excess DCF is retained to establish reserves for debt repayment, future distributions, equity repurchases, capital expenditures and other partnership purposes.

Analysis of Operating Segments

We manage our operations through two operating segments: Crude Oil and NGL. Our CODM (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Adjusted EBITDA, segment volumes and maintenance capital investment.

We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus (d) our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects) of unconsolidated entities, further adjusted for (e) certain selected items including (i) the mark-to-market of derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance and (f) to exclude the portion of all preceding items that is attributable to noncontrolling interests (“Adjusted EBITDA attributable to noncontrolling interests”). See Note 20 to our Consolidated Financial Statements for a reconciliation of Segment Adjusted EBITDA to Net income/(loss) attributable to PAA.

In connection with our merchant activities, our Crude Oil and NGL segments may enter into intersegment transactions for the purchase or sale of products, along with services such as the transportation, terminalling or storage of products. Intersegment transactions are conducted at rates similar to those charged to third parties or rates that we believe approximate market. Intersegment activities are eliminated in consolidation and we believe that the estimates with respect to these rates are reasonable. Also, our segment operating and general and administrative expenses reflect direct costs attributable to each segment; however, we also allocate certain operating expenses and general and administrative overhead expenses between segments based on management’s assessment of the business activities for the period. The proportional allocations by segment require judgment by management and may be adjusted in the future based on the business activities that exist during each period. We believe that the estimates with respect to these allocations are reasonable.

Revenues and expenses from our Canadian based subsidiaries, which use CAD as their functional currency, are translated at the prevailing average exchange rates for the month.

Crude Oil Segment

Our Crude Oil segment operations generally consist of gathering and transporting crude oil using pipelines, gathering systems, trucks and at times on barges or railcars, in addition to providing terminalling, storage and other facilities-related services utilizing our integrated assets across the United States and Canada. Our assets serve third parties and are also supported by our merchant activities. Our merchant activities include the purchase of crude oil supply and the movement of this supply on our assets to sales locations, including our terminals, third-party connecting carriers, regional hubs or to refineries. Our merchant activities are subject to our risk management policies and may include the use of derivative instruments to hedge our exposure.

Our Crude Oil segment generates revenue through a combination of tariffs, pipeline capacity agreements and other transportation fees, month-to-month and multi-year storage and terminalling agreements and the sale of gathered and bulk-purchased crude oil. Tariffs and other fees on our pipeline systems are typically based on volumes transported and vary by receipt point and delivery point. Fees for our terminalling and storage services are based on capacity leases and throughput volumes. Generally, results from our merchant activities are impacted by (i) increases or decreases in our lease gathering crude oil purchases volumes and (ii) the overall strength, weakness and volatility of market conditions, including regional differentials and time spreads. In addition, the execution of our risk management strategies in conjunction with our assets can provide upside in certain markets. The segment results also include the direct fixed and variable field costs of operating the crude oil assets, as well as an allocation of indirect operating costs.

The following tables set forth our operating results from our Crude Oil segment:

				Variance
Operating Results (1) (in millions, except per barrel data)	Year Ended December 31,			2021-2020		2020-2019
	2021	2020	2019	$	%	$	%
Revenues	$40,470	$22,199	$31,655	$18,271	82%	$(9,456)	(30)%
Purchases and related costs	(37,540)	(19,712)	(28,227)	(17,828)	(90)%	8,515	30%
Field operating costs	(824)	(876)	(1,064)	52	6%	188	18%
Segment general and administrative expenses (2)	(221)	(205)	(216)	(16)	(8)%	11	5%
Equity earnings in unconsolidated entities	274	355	388	(81)	(23)%	(33)	(9)%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	123	73	62	50	68%	11	18%
(Gains)/losses from derivative activities and inventory valuation adjustments	(252)	259	180	(511)	**	79	**
Long-term inventory costing adjustments	(67)	43	(35)	(110)	**	78	**
Deficiencies under minimum volume commitments, net	(7)	74	(18)	(81)	**	92	**
Equity-indexed compensation expense	19	19	17	—	**	2	**
Net (gain)/loss on foreign currency revaluation	(3)	(2)	11	(1)	**	(13)	**
Line 901 incident	15	—	10	15	**	(10)	**
Significant transaction-related expenses	16	3	—	13	**	3	**
Adjusted EBITDA attributable to noncontrolling interests	(94)	(14)	(10)	(80)	**	(4)	**
Segment Adjusted EBITDA	$1,909	$2,216	$2,753	$(307)	(14)%	$(537)	(20)%

Maintenance capital	$100	$171	$248	$(71)	(42)%	$(77)	(31)%

				Variance
Average Volumes	Year Ended December 31,			2021-2020		2020-2019
	2021	2020	2019	Volumes	%	Volumes	%
Tariff activities volumes (4)
Crude oil pipelines tariff volumes (by region):
Permian Basin (5)	4,412	4,427	4,690	(15)	—%	(263)	(6)%
South Texas / Eagle Ford (5)	326	380	446	(54)	(14)%	(66)	(15)%
Mid-Continent (5)	455	379	498	76	20%	(119)	(24)%
Gulf Coast	158	134	165	24	18%	(31)	(19)%
Rocky Mountain (5)	332	245	293	87	36%	(48)	(16)%
Western	236	223	198	13	6%	25	13%
Canada	286	294	323	(8)	(3)%	(29)	(9)%
Crude oil pipelines tariff activities total volumes	6,205	6,082	6,613	123	2%	(531)	(8)%

Commercial crude oil storage capacity (5)(6)	73	79	76	(6)	(8)%	3	4%

Crude oil lease gathering purchases (4) (7)	1,330	1,174	1,162	156	13%	12	1%

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
(4)Average daily volumes in thousands of barrels per day calculated as the total volumes (attributable to our interest for pipelines owned by unconsolidated entities or undivided joint interests) for the year divided by the number of days in the year. Volumes associated with acquisitions represent total volumes for the number of days we actually owned the assets divided by the number of days in the period.
(5)Includes volumes (attributable to our interest) from assets owned by unconsolidated entities.
(6)Average monthly capacity in millions of barrels per day calculated as total volumes for the year divided by the number of months in the year.
(7)Of this amount, approximately 1,038 thousand barrels per day (“MBbls/d”), 862 MBbls/d and 767 MBbls/d were purchased in the Permian Basin for the years ended December 31, 2021, 2020 and 2019, respectively.

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to less favorable crude oil market conditions for our merchant activities in 2021 (largely associated with decreased contango margins and continuing compressed regional basis differentials). In addition, the 2021 period was negatively impacted by asset sales. These impacts were partially offset by lower field operating costs and slightly higher volumes on our pipeline assets.

Crude Oil Segment Adjusted EBITDA decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to overall less favorable crude oil market conditions for our merchant activities during 2020 (compressed regional basis differentials, partially offset by the favorable impact of contango margins) and lower pipeline volumes caused by the impact of the COVID-19 pandemic, partially offset by lower field operating costs.

The various components of Segment Adjusted EBITDA are discussed further below.

Revenues, Net of Purchases and Related Costs (“net revenues”) and Equity Earnings in Unconsolidated Entities. The following is a discussion of the significant items impacting net revenues and equity earnings in unconsolidated entities for the comparable 2021, 2020 and 2019 periods.

•COVID-19 Impact. Crude oil production in the U.S. stabilized in 2021 and while it began increasing in the second half of the year, on average, U.S. crude oil production was slightly lower than the 2020 average. In 2020, crude oil production in the U.S. was nearly 1 million barrels per day lower than the 2019 average, as the pandemic significantly reduced demand for crude oil.

These factors resulted in lower pipeline transportation net revenues across the majority of the regions in which we operate in 2020 as compared to 2019 and unfavorable market conditions and lower earnings from our merchant activities during 2020 and 2021 highlighted by less favorable crude oil differentials, particularly the differential between the value of crude oil in the Permian Basin compared to the Gulf Coast market. Those negative conditions were partially offset by the favorable impact of contango market conditions during 2020 and, to a lesser extent, during 2021.

•Winter Storm Uri. The extreme winter weather event that occurred in February 2021 (“Winter Storm Uri”) resulted in shut-ins that further compounded the impact of the COVID-19 pandemic-related reset to production on our pipeline volumes. The resulting unfavorable impact on our revenues was more than offset by the favorable impact from lower power costs on equity earnings and field operating costs, as discussed further below.

•Equity Earnings in Unconsolidated Entities. Volumes on pipelines owned by unconsolidated entities were also negatively impacted by the COVID-19 pandemic-related production declines and, for the pipelines located in the Permian Basin and South Texas/Eagle Ford regions, the effects of Winter Storm Uri in 2021. The unfavorable impact of the lower volumes on equity earnings was partially offset by lower power costs, including the impact of gains related to hedged power costs resulting from Winter Storm Uri.

In addition, equity earnings for the 2021 period were negatively impacted by (i) the write-off of costs associated with the cancellation of capital projects and (ii) depreciation expense and transition costs associated with phase one of the Wink to Webster pipeline being placed into service during the first quarter of 2021. Such costs are included in the line item “Depreciation and amortization of unconsolidated entities” in the table above as an adjustment to arrive at Segment Adjusted EBITDA.

•Minimum Volume Commitments. A portion of the lower volumes experienced on our pipelines, and pipelines owned by unconsolidated entities, in 2020 were covered by minimum volume commitments, some of which had make-up rights. For contracts that have make-up rights, although payment has been received associated with the volume deficiency, the earnings are not recognized until future periods when either the shortfall is made up or when the shipper’s make-up rights expire or it is determined that their ability to utilize the make-up right is remote. Such deficiencies are reflected as an “Adjustment” in the table above as discussed further below under “—Adjustments—Deficiencies under minimum volume commitments, net.”

•Asset Sales. Storage and terminalling fees for 2021 compared to 2020 were unfavorably impacted by the sale of (i) our natural gas storage facilities in August 2021 and (ii) our Los Angeles Basin terminals in October 2020.

Field Operating Costs. The decrease in field operating costs for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to (i) lower power costs, including the impact of gains related to hedged power costs resulting from Winter Storm Uri, (ii) lower compensation costs resulting from lower headcount and the sales of our natural gas storage facilities in August 2021 and Los Angeles Basin terminals in October 2020, (iii) lower long-haul third-party trucking costs and a decrease in company personnel and truck costs as more of our supply was connected to pipelines and taken off trucks and (iv) streamlining efforts which have resulted in decreases in variable costs. These favorable impacts were partially offset by (i) incremental operating costs from the Permian JV and (ii) additional estimated costs associated with the Line 901 incident (which impact field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

The decrease in field operating costs for the year ended December 31, 2020 compared to the year ended December 31, 2019 was primarily due to (i) a decrease in variable costs due to lower volumes, (ii) a decrease of maintenance and integrity management activities, primarily due to interval changes facilitated through risk-based data application, (iii) reduced activity at our rail terminals, (iv) a decrease in long-haul third-party trucking costs and a decrease in company personnel and truck costs as more of our supply was connected to pipelines and taken off trucks and (v) additional estimated costs recognized in 2019 associated with the Line 901 incident (which impact field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above). Such favorable impacts were partially offset by higher property taxes attributable to assets placed in service in 2020 and increased property valuations.

Segment General and Administrative Expenses. See the “—Consolidated Results” section above for a discussion of general and administrative expenses.

Adjustments. The following is a discussion of adjustments included in the calculation of Segment Adjusted EBITDA, the performance measure utilized by our CODM in the evaluation of segment results.

•Deficiencies under minimum volume commitments, net. Many industry infrastructure projects developed and completed over the last several years were underpinned by long-term minimum volume commitment contracts whereby the shipper agreed to either: (i) ship and pay for certain stated volumes or (ii) pay the agreed upon price for a minimum contract quantity. Some of these agreements include make-up rights if the minimum volume is not met. If a counterparty has a make-up right associated with a deficiency, we bill the counterparty and defer the revenue attributable to the counterparty’s make-up right but record an adjustment to reflect such amount associated with the current period activity in Segment Adjusted EBITDA. We subsequently recognize the revenue, and record a corresponding reversal of the adjustment, at the earlier of when the deficiency volume is delivered or shipped, when the make-up right expires or when it is determined that the counterparty’s ability to utilize the make-up right is remote. The amount presented as an “Adjustment” in the table above reflects the net adjustment for revenues deferred during the period and the reversal of previously deferred revenues that were recognized during the period.

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

•Long-Term Inventory Costing Adjustments. Our net revenues are impacted by changes in the weighted average cost of our crude oil inventory pools that result from price movements during the periods. These costing adjustments relate to long-term inventory necessary to meet our minimum inventory requirements in third-party assets and other working inventory that is needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future. These costing adjustments impact our net revenues but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above.

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

Maintenance Capital. Maintenance capital consists of capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. The decrease in maintenance capital for the year ended December 31, 2021 compared to the year ended December 31, 2020 as well as the comparable period for 2020 and 2019 was due to timing changes, the completion of multi-year reliability improvement programs, application of updated regulatory guidance and lower tractor trailer lease buyouts, among other factors. The decrease for the year ended December 31, 2021 compared to the year ended December 31, 2020 was also due to the sales of our natural gas storage facilities and Los Angeles Basin terminals.

NGL Segment

Our NGL segment operations involve natural gas processing and NGL fractionation, storage, transportation and terminalling. Our NGL revenues are primarily derived from a combination of (i) providing gathering, fractionation, storage, and/or terminalling services to third-party customers for a fee, and (ii) extracting NGL mix supply from the gas stream processed at our Empress straddle plant facility as well as acquiring NGL mix supply, which mix supply is then transported, stored and fractionated into finished products and sold to customers.

Generally, our segment results are impacted by (i) increases or decreases in our NGL sales volumes, (ii) the overall strength, weakness and volatility of market conditions, including the differential between the price of natural gas and the extracted NGL, as well as location differentials and time spreads, and (iii) the effects of competition on our NGL margins. In addition, we utilize various risk management strategies to manage our commodity exposure.

Our NGL operations are sensitive to weather-related demand, particularly during the approximate five-month peak heating season of November through March, and temperature differences from period-to-period may have a significant effect on NGL demand and thus our financial performance as well as the impact of comparative performance between financial reporting periods that bisect the five-month peak heating season.

The following tables set forth our operating results from our NGL segment:

				Variance
Operating Results (1) (in millions, except per barrel data)	Year Ended December 31,			2021-2020		2020-2019
	2021	2020	2019	$	%	$	%
Revenues	$1,968	$1,360	$2,439	$608	45%	$(1,079)	(44)%
Purchases and related costs	(1,324)	(988)	(1,650)	(336)	(34)%	662	40%
Field operating costs	(241)	(200)	(239)	(41)	(21)%	39	16%
Segment general and administrative expenses (2)	(71)	(66)	(81)	(5)	(8)%	15	19%

Adjustments (3):
(Gains)/losses from derivative activities and inventory valuation adjustments	(19)	221	(20)	(240)	**	241	**
Long-term inventory costing adjustments	(27)	1	15	(28)	**	(14)	**
Net (gain)/loss on foreign currency revaluation	(1)	(1)	3	—	**	(4)	**
Segment Adjusted EBITDA	$285	$327	$467	$(42)	(13)%	$(140)	(30)%

Maintenance capital	$68	$45	$39	$23	51%	$6	15%

				Variance
	Year Ended December 31,			2021-2020		2020-2019
Average Volumes (in thousands of barrels per day) (4)	2021	2020	2019	Volumes	%	Volumes	%
NGL fractionation	129	129	144	—	—%	(15)	(10)%

NGL pipeline tariff	179	184	192	(5)	(3)%	(8)	(4)%

NGL sales	141	144	207	(3)	(2)%	(63)	(30)%

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
(4)Average daily volumes calculated as the total volumes (attributable to our interest for pipelines and facilities in which we have undivided joint interests) for the year divided by the number of days in the year.

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA decreased for the year ended December 31, 2021 compared to the year ended December 31, 2020 primarily due to (i) higher power costs and (ii) lower wage subsidies received by our Canadian subsidiary in the 2021 period, partially offset by (iii) the favorable impact of higher realized fractionation spreads between the price of natural gas and the extracted NGL (“frac spreads”).

NGL Segment Adjusted EBITDA decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019 primarily due to less favorable NGL sales margins as a result of (i) warmer weather during the fourth quarter of 2020, (ii) weaker frac spreads and (iii) lower NGL supply. Such unfavorable impacts were partially offset by the favorable impact of wage subsidies received by our Canadian subsidiary in the 2020 period.

The various components of Segment Adjusted EBITDA are discussed further below:

Net Revenues. The following is a discussion of the significant items impacting net revenues for the comparable 2021, 2020 and 2019 periods.

•Net revenues from our NGL activities, excluding the impact of derivative activities and inventory valuation and long-term inventory costing adjustments, increased slightly for the year ended December 31, 2021 compared to the year ended December 31, 2020 due to higher realized frac spreads, partially offset by the absence of the favorable impact of a deficiency payment in 2020 upon the expiration of a multi-year contract.

•Net revenues from our NGL activities decreased for the year ended December 31, 2020 compared to the year ended December 31, 2019, primarily due to (i) warmer weather during the fourth quarter of 2020, (ii) weaker frac spreads, (iii) less NGL supply as a result of lower border flows through our Empress straddle plants, (iv) the impact of the sale of certain NGL storage terminals in the fourth quarter of 2019 and the second quarter of 2020 and (v) the absence of the favorable impact from certain non-recurring items recorded in the second quarter of 2019, partially offset by (vi) the favorable impact of the receipt of a deficiency payment in 2020 upon the expiration of a multi-year contract.

Field Operating Costs. The increase in field operating costs for the year ended December 31, 2021 compared to December 31, 2020 was primarily due to (i) increased power costs related to increased ownership in our Empress straddle plants as well as higher power prices, (ii) higher compensation costs including lower wage subsidies received by our Canadian subsidiary, and (iii) costs associated with an operational incident at our Fort Saskatchewan facility that occurred in late September 2021.

The decrease in field operating costs for the year ended December 31, 2020 compared to December 31, 2019 was primarily due to (i) lower power costs as a result of favorable natural gas and electricity price movements, (ii) reductions in compensation costs, primarily due to the benefit of wage subsidies received by our Canadian subsidiary, (iii) the divestiture of certain NGL storage terminals, and (iv) lower integrity management and maintenance activities due to interval changes facilitated through risk-based data application. Such favorable impacts were partially offset by lower mark-to-market gains in the 2020 period on fuel hedges (which impacts field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above).

Segment General and Administrative Expenses. See the “—Consolidated Results” section above for a discussion of general and administrative expenses.

Adjustments. The following is a discussion of adjustments included in the calculation of Segment Adjusted EBITDA, the performance measure utilized by our CODM in the evaluation of segment results.

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

•Long-Term Inventory Costing Adjustments. Our net revenues are impacted by changes in the weighted average cost of our NGL inventory pools that result from price movements during the periods. These costing adjustments relate to long-term inventory necessary to meet our minimum inventory requirements in third-party assets and other working inventory that is needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future. These costing adjustments impact our net revenues but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above.

Maintenance Capital. The increase in maintenance capital spending for the year ended December 31, 2021 compared to the year ended December 31, 2020 was primarily due to (i) repair costs at the Fort Saskatchewan facility, (ii) additional projects related to increased ownership in our Empress straddle plants and (iii) various maintenance capital projects at our Sarnia facility, identified through out of service inspections.

Liquidity and Capital Resources

General

Our primary sources of liquidity are (i) cash flow from operating activities and (ii) borrowings under our credit facilities or commercial paper program. In addition, we may supplement these primary sources of liquidity with proceeds from asset sales, and in the past have utilized funds received from sales of equity and debt securities. Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products, other expenses and interest payments on outstanding debt, (ii) investment and maintenance capital activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on our long-term debt and (v) distributions to our unitholders. In addition, we may use cash for repurchases of common equity. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under our commercial paper program or credit facilities. In addition, we generally expect to fund our long-term needs, such as those resulting from investment capital activities or acquisitions and refinancing our long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional equity or debt securities and the sale of assets.

As of December 31, 2021, although we had a working capital deficit of $95 million, we had over $3 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of December 31, 2021
Availability under senior unsecured revolving credit facility (1) (2)	$1,296
Availability under senior secured hedged inventory facility (1) (2)	1,306
Amounts outstanding under commercial paper program	—
Subtotal	2,602
Cash and cash equivalents	449
Total	$3,051

(1)Represents availability prior to giving effect to borrowings outstanding under our commercial paper program, which reduce available capacity under the facilities.
(2)Available capacity under our senior unsecured revolving credit facility and senior secured hedged inventory facility was reduced by outstanding letters of credit of $54 million and $44 million, respectively.

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

We believe that we have, and will continue to have, the ability to access our commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under our credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow, including extended disruptions in the financial markets and/or energy price volatility resulting from current macroeconomic and geopolitical conditions associated with the COVID-19 pandemic and/or actions by OPEC. A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity and cost of borrowing. See Item 1A. “Risk Factors” for further discussion regarding risks that may impact our liquidity and capital resources.

Credit Agreements, Commercial Paper Program and Indentures

We have three primary credit arrangements, which we use to meet our short-term cash needs. These include our $1.35 billion senior unsecured revolving credit facility maturing in 2026, $1.35 billion senior secured hedged inventory facility maturing in 2024 and $2.7 billion unsecured commercial paper program that is backstopped by our revolving credit facility and our hedged inventory facility. The credit agreements for our revolving credit facilities (which impact our ability to access our commercial paper program because they provide the financial backstop that supports our short-term credit ratings) and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions in our credit agreements, our ability to make distributions of available cash is not restricted. We were in compliance with the covenants contained in our credit agreements and indentures as of December 31, 2021.

Liquidity Measures

Management uses the non-GAAP financial measures Free Cash Flow and Free Cash Flow after Distributions to assess the amount of cash that is available for distributions, debt repayments, common equity repurchases and other general partnership purposes. Free Cash Flow is defined as Net cash provided by operating activities, less Net cash provided by/(used in) investing activities, which primarily includes acquisition, investment and maintenance capital expenditures, investments in unconsolidated entities and the impact from the purchase and sale of linefill, net of proceeds from the sales of assets and further impacted by distributions to, contributions from and proceeds from the sale of noncontrolling interests. Free Cash Flow is further reduced by cash distributions paid to our preferred and common unitholders to arrive at Free Cash Flow after Distributions.

The following table sets forth the reconciliation of the non-GAAP financial liquidity measures Free Cash Flow and Free Cash Flow after Distributions from Net Cash Provided by Operating Activities (in millions):

	Year Ended December 31,
	2021	2020	2019
Net cash provided by operating activities	$1,996	$1,514	$2,504
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Net cash provided by/(used in) investing activities	386	(1,093)	(1,765)
Cash contributions from noncontrolling interests	1	12	—
Cash distributions paid to noncontrolling interests (1)	(14)	(10)	(6)
Sale of noncontrolling interest in a subsidiary	—	—	128
Free Cash Flow	$2,369	$423	$861
Cash distributions (2)	(715)	(853)	(1,202)
Free Cash Flow after Distributions	$1,654	$(430)	$(341)

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

Net cash provided by operating activities for the years ended December 31, 2021, 2020 and 2019 was approximately $2.0 billion, $1.5 billion and $2.5 billion, respectively, and primarily resulted from earnings from our operations. Additionally, as discussed further below, changes during these periods in our inventory levels and associated margin balances required as part of our hedging activities impacted our cash flow from operating activities.

During 2021, we decreased the volume of both our crude oil inventory due to fewer storage opportunities in the contango market and our NGL inventory as well as the margin balances required as part of our hedging activities, all of which reduced required funding by short-term debt. The cash inflows associated with these activities were partially offset by higher prices for inventory purchased and stored at the end of the current period compared to the end of 2020.

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

Investing Activities

Capital Expenditures

In addition to our operating needs, we also use cash for our investment capital projects, maintenance capital activities and acquisition activities. We fund these expenditures with cash generated by operating activities, financing activities and/or proceeds from asset sales. In the near term, we do not plan to issue common equity to fund such expenditures. The following table summarizes our investment, maintenance and acquisition capital expenditures (in millions):

	Year Ended December 31,
	2021	2020	2019
Investment capital (1) (2)	$237	$921	$1,340
Maintenance capital (1)	168	216	287
Acquisition capital (3)	32	310	50
	$437	$1,447	$1,677

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

(3)Acquisition capital for 2021 represents the cash consideration paid as part of the Asset Exchange transaction. See Note 7 to our Consolidated Financial Statements for additional information. Acquisition capital for 2020 primarily includes consideration paid in connection with the acquisition of Felix Midstream LLC, a crude oil gathering system located in the Delaware Basin.

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

	Year Ended December 31,
Projects	2021	2020	2019
Permian Basin Takeaway Pipeline Projects (1)	$75	$292	$440
Complementary Permian Basin Projects (2)	73	200	503
Long-Haul Pipeline Projects (Non-Permian)	12	195	98
Selected Facilities/Downstream Projects (3)	41	115	93
Other Projects	36	119	206
Total	$237	$921	$1,340

(1)Represents pipeline projects with takeaway capacity out of the Permian Basin, including (i) our 16% interest in Wink to Webster Pipeline and (ii) our 65% interest in the Cactus II Pipeline.
(2)Includes projects associated with assets included in the Permian JV.
(3)Includes projects at our St. James, Cushing and Fort Saskatchewan terminals.

Projected 2022 Capital Expenditures. Total investment capital for the year ending December 31, 2022 is projected to be approximately $330 million ($275 million net to our interest). Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2022 is projected to be $220 million ($210 million net to our interest). We expect to fund our 2022 investment and maintenance capital expenditures primarily with retained cash flow.

Divestitures

Proceeds from the sale of assets have generally been used to fund our investment capital projects and reduce debt levels. The following table summarizes the proceeds received from divestitures during the last three years (in millions):

	Year Ended December 31,
	2021	2020	2019
Proceeds from divestitures (1) (2)	$875	$451	$205

(1)Represents proceeds, including working capital adjustments, net of transaction costs.
(2)Amounts for 2020 include proceeds from a multi-year supply agreement related to the sale of certain NGL terminals in April 2020. Amounts for 2019 include proceeds associated with the formation of Red River Pipeline Company LLC in May 2019. See Note 7 and Note 12 to our Consolidated Financial Statements for additional information.

Ongoing Activities Related to Strategic Transactions

We are continuously engaged in the evaluation of potential transactions that support our current business strategy. In the past, such transactions have included the sale of non-core assets, the sale of partial interests in assets to strategic joint venture partners, acquisitions and large investment capital projects. With respect to a potential divestiture or acquisition, we may conduct an auction process or participate in an auction process conducted by a third party or we may negotiate a transaction with one or a limited number of potential buyers (in the case of a divestiture) or sellers (in the case of an acquisition). Such transactions could have a material effect on our financial condition and results of operations.

We typically do not announce a transaction until after we have executed a definitive agreement. In certain cases, in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future efforts with respect to any such transactions will be successful, and we can provide no assurance that our financial expectations with respect to such transactions will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to Our Business—Divestitures and acquisitions involve risks that may adversely affect our business.”

Financing Activities

Our financing activities primarily relate to funding investment capital projects, acquisitions and refinancing of our debt maturities, as well as short-term working capital (including borrowings for NYMEX and ICE margin deposits) and hedged inventory borrowings related to our NGL business and contango market activities.

Borrowings and Repayments Under Credit Arrangements

During the year ended December 31, 2021, we had net repayments under our credit facilities and commercial paper program of $712 million. The net repayments resulted primarily from cash flow from operating activities and proceeds from asset sales, which offset borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

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

In connection with the sale of our Pine Prairie and Southern Pines natural gas storage facilities in August 2021, we repaid our two GO Zone term loans totaling $200 million. See Note 7 for additional information regarding the sale of our natural gas storage facilities.

Senior Notes

Issuances of Senior Notes. We did not issue any senior unsecured notes during 2021. During 2020 and 2019, we issued senior unsecured notes as summarized in the table below (in millions):

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

Repayments of Senior Notes. We did not repay any senior unsecured notes during 2021. During 2020 and 2019, we repaid the following senior unsecured notes in full (in millions):

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

In January 2022, we provided notice of our intention to redeem our 3.65% senior notes due June 2022 early, on March 1, 2022.

Registration Statements

We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of debt or equity securities (“Traditional Shelf”), under which we had approximately $1.1 billion of unsold securities available at December 31, 2021. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. The offerings of our $750 million, 3.80% senior notes in June 2020 and $1.0 billion, 3.55% senior notes in September 2019 were conducted under our WKSI Shelf.

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

We repurchased 18.1 million and 6.2 million common units under the Program through open market purchases that settled during the years ended December 31, 2021 and 2020, respectively, for a total purchase price of $178 million and $50 million respectively, including commissions and fees. The remaining available capacity under the Program as of December 31, 2021 was $272 million.

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

Distributions to our common unitholders. On February 14, 2022, we paid a quarterly distribution of $0.18 per common unit ($0.72 per common unit on an annualized basis). The total distribution of $127 million was paid to common unitholders of record as of January 31, 2022, with respect to the quarter ended December 31, 2021. See Note 12 to our Consolidated Financial Statements for details of distributions paid during the three years ended December 31, 2021.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of December 31, 2021, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in the Permian JV and (ii) a 33% interest in Red River Pipeline LLC. See Note 12 to our Consolidated Financial Statements for details of distributions paid to noncontrolling interests in Red River Pipeline LLC during the three years ended December 31, 2021.

The initial distribution from the Permian JV of approximately $155 million was paid during the first quarter of 2022, with 65% of the distribution paid to us and 35% to noncontrolling interests. Subsequent distributions will be allocated based on a modified sharing arrangement. See Note 7 to our Consolidated Financial Statements for additional information.

Contingencies

For a discussion of contingencies that may impact us, see Note 19 to our Consolidated Financial Statements.

Commitments

See Note 11 to our Consolidated Financial Statements for information regarding our debt obligations and Note 19 for information regarding our leases and other commitments.

Purchase Obligations

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

The following table includes our best estimate and the timing of these payments as of December 31, 2021 (in millions):

	2022	2023	2024	2025	2026	2027 and Thereafter	Total
Crude oil, NGL and other purchases (1)	$22,842	$20,165	$19,215	$16,022	$15,215	$47,079	$140,538

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during December 2021. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At December 31, 2021 and 2020, we had outstanding letters of credit of approximately $98 million and $129 million, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined by Item 303 of Regulation S-K.

Investments in Unconsolidated Entities

We have invested in entities that are not consolidated in our financial statements. Certain of these entities are borrowers under credit facilities. We are neither a co-borrower nor a guarantor under these credit facilities. We may elect at any time to make additional capital contributions to any of these entities. The following table sets forth selected information regarding these entities as of December 31, 2021 (unaudited, dollars in millions):

Entity	Type of Operation	Our Ownership Interest	Total Entity Assets	Total Cash and Restricted Cash	Total Entity Debt
BridgeTex Pipeline Company, LLC	Crude Oil Pipeline	20%	$832	$31	$—
Cactus II Pipeline LLC	Crude Oil Pipeline (1)	65%	$1,129	$45	$—
Capline Pipeline Company LLC	Crude Oil Pipeline	54%	$1,238	$9	$—
Diamond Pipeline LLC	Crude Oil Pipeline (1)	50%	$915	$11	$—
Eagle Ford Pipeline LLC	Crude Oil Pipeline (1)	50%	$789	$33	$—
Eagle Ford Terminals Corpus Christi LLC	Crude Oil Terminal and Dock (1)	50%	$217	$5	$—
OMOG JV LLC	Crude Oil Pipeline (1)	40%	$344	$10	$5
Saddlehorn Pipeline Company, LLC	Crude Oil Pipeline	30%	$639	$31	$—
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	$463	$10	$—
Wink to Webster Pipeline LLC	Crude Oil Pipeline	16%	$2,058	$9	$—
Other investments			$764	$39	$2

(1)We serve as operator of the asset.

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

We believe that the assumptions, judgments and estimates involved in the accounting for our (i) estimated fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, (ii) fair value of derivatives, (iii) accruals and contingent liabilities, (iv) property and equipment, depreciation and amortization expense and asset retirement obligations, (v) impairment assessments of property and equipment, investments in unconsolidated entities and intangible assets and (vi) inventory valuations have the greatest potential impact on our Consolidated Financial Statements. These areas are key components of our results of operations and are based on complex rules which require us to make judgments and estimates. Therefore, we consider these to be our critical accounting policies and estimates, which are discussed further as follows. For further information on all of our significant accounting policies, see Note 2 to our Consolidated Financial Statements.

Fair Value of Assets and Liabilities Acquired and Identification of Associated Goodwill and Intangible Assets. In accordance with Financial Accounting Standards Board (“FASB”) guidance regarding business combinations, with each acquisition, we allocate the cost of the acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. If the initial accounting for the business combination is incomplete when the combination occurs, an estimate will be recorded. We also expense the transaction costs as incurred in connection with each acquisition, except for acquisitions of equity method investments. In addition, we are required to recognize intangible assets separately from goodwill.

Determining the fair value of assets and liabilities acquired, as well as intangible assets that relate to such items as customer relationships, acreage dedications and other contracts, involves professional judgment and is ultimately based on acquisition models and management’s assessment of the value of the assets acquired and, to the extent available, third-party assessments.

In October 2021, we and Oryx Midstream completed the formation of the Permian JV. See Note 7 to our Consolidated Financial Statements for discussion of the methods, assumptions and estimates used in the determination of the fair value of the assets and liabilities acquired and identification of associated intangible assets.

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

Accruals and Contingent Liabilities.  We record accruals or liabilities for, among other things, environmental remediation, potential legal claims or settlements and fees for legal services associated with loss contingencies, and bonuses. Accruals are made when our assessment indicates that it is probable that a liability has occurred and the amount of liability can be reasonably estimated. Our estimates are based on all known facts at the time and our assessment of the ultimate outcome. Among the many uncertainties that impact our estimates are the necessary regulatory approvals for, and potential modification of, our environmental remediation plans, the limited amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment, the duration of the natural resource damage assessment and the ultimate amount of damages determined, the determination and calculation of fines and penalties, the possibility of existing legal claims giving rise to additional claims and the nature, extent and cost of legal services that will be required in connection with lawsuits, claims and other matters. Our estimates for contingent liability accruals are increased or decreased as additional information is obtained or resolution is achieved. A hypothetical variance of 5% in our aggregate estimate for the accruals and contingent liabilities discussed above would have an impact on earnings of up to approximately $21 million. Although the resolution of these uncertainties has not historically had a material impact on our results of operations or financial condition, we cannot provide assurance that actual amounts will not vary significantly from estimated amounts.

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

See Note 6 and Note 10 to our Consolidated Financial Statements for additional information on our property and equipment and depreciation and amortization expense. See Note 2 to our Consolidated Financial Statements for additional information on our asset retirement obligations.

Impairment Assessments of Property and Equipment, Investments in Unconsolidated Entities and Intangible Assets. We periodically evaluate property and equipment for impairment when events or circumstances indicate that the carrying value of these assets may not be recoverable. Any evaluation is highly dependent on the underlying assumptions of related cash flows. We consider the fair value estimate used to calculate impairment of property and equipment a critical accounting estimate. In determining the existence of an impairment of carrying value, we make a number of subjective assumptions as to:

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

A change in our outlook or use could result in impairments that may be material to our results of operations or financial condition. See “—Executive Summary— Market Overview and Outlook” and Note 6, Note 9 and Note 10 to our Consolidated Financial Statements for additional information.

Inventory Valuations.  Inventory, including long-term inventory, primarily consists of crude oil and NGL and is valued at the lower of cost or net realizable value, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and use estimates and judgment when making any adjustments necessary to reduce the carrying value to net realizable value. Among the uncertainties that impact our estimates are the applicable quality and location differentials to include in our net realizable value analysis. Additionally, we estimate the upcoming liquidation timing of the inventory. Changes in assumptions made as to the timing of a sale can materially impact net realizable value. During the years ended December 31, 2020 and 2019, we recorded charges of $233 million and $11 million, respectively, related to the valuation adjustment of our crude oil inventory due to declines in prices. See Note 5 to our Consolidated Financial Statements for further discussion regarding inventory.

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

Commodity Price Risk

We use derivative instruments to hedge price risk associated with the following commodities:
•Crude oil
We utilize crude oil derivatives to hedge commodity price risk inherent in our pipeline and merchant activities. Our objectives for these derivatives include hedging anticipated purchases and sales, stored inventory and basis differentials. We manage these exposures with various instruments including futures, forwards, swaps and options.
•Natural gas
We utilize natural gas derivatives to hedge commodity price risk inherent in our merchant activities. Our objectives for these derivatives include hedging anticipated purchases of natural gas. We manage these exposures with various instruments including futures, swaps and options.
•NGL and other
We utilize NGL derivatives, primarily propane and butane derivatives, to hedge commodity price risk inherent in our merchant activities. Our objectives for these derivatives include hedging anticipated purchases and sales and stored inventory. We manage these exposures with various instruments including futures, forwards, swaps and options.

See Note 13 to our Consolidated Financial Statements for further discussion regarding our hedging strategies and objectives.

The fair value of our commodity derivatives and the change in fair value as of December 31, 2021 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(15)	$(41)	$41
Natural gas	18	$19	$(19)
NGL and other	(146)	$(78)	$78
Total fair value	$(143)

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. We did not have any variable rate debt outstanding at December 31, 2021. The average interest rate on variable rate debt that was outstanding during the year ended December 31, 2021 was 0.8%, based upon rates in effect during the year. The fair value of our interest rate derivatives was an asset of $65 million as of December 31, 2021. A 10% increase in the forward LIBOR curve as of December 31, 2021 would have resulted in an increase of $16 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of December 31, 2021 would have resulted in a decrease of $16 million to the fair value of our interest rate derivatives. See Note 13 to our Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value in our Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including our common unit price, ten-year United States treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of our Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was less than $1 million as of December 31, 2021. A 10% increase or decrease in the fair value would have an impact of less than $1 million. See Note 13 to our Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of December 31, 2021, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting. “Internal control over financial reporting” is a process designed by, or under the supervision of, our Chief Executive Officer and our Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Our management, including our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our internal control over financial reporting as of December 31, 2021. See “Management’s Report on Internal Control Over Financial Reporting” on page F-2 of our Consolidated Financial Statements.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, assessed the effectiveness of our internal control over financial reporting, as stated in the firm’s report. See “Report of Independent Registered Public Accounting Firm” on page F-3 of our Consolidated Financial Statements.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the fourth quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Certifications

The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a) are filed with this report as Exhibits 31.1 and 31.2. The certifications of our Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350 are furnished with this report as Exhibits 32.1 and 32.2.

Item 9B.  Other Information

There was no information that was required to be disclosed in a report on Form 8-K during the fourth quarter of 2021 that has not previously been reported.

PART III

Item 10.  Directors and Executive Officers of Our General Partner and Corporate Governance
The information required by this item will be set forth in the Proxy Statement for our 2022 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference thereto.
Directors and Executive Officers
As of the date of filing this report, the following individuals were serving as our executive officers and/or directors:

Name	Principal Occupation or Employment
Willie Chiang (1)(2)	Chairman of the Board and Chief Executive Officer
Harry N. Pefanis (1)(2)	President
Chris R. Chandler (1)	Executive Vice President and Chief Operating Officer
Al Swanson (1)	Executive Vice President and Chief Financial Officer
Jeremy L. Goebel (1)	Executive Vice President and Chief Commercial Officer
Richard K. McGee (1)	Executive Vice President, General Counsel and Secretary
Chris Herbold (1)	Senior Vice President, Finance and Chief Accounting Officer
Greg L. Armstrong (2)	Senior Advisor to the Chief Executive Officer (former Chairman and Chief Executive Officer)
Victor Burk (2)	Managing Director, Alvarez and Marsal
Kevin McCarthy (2)	Vice Chairman, Kayne Anderson Capital Advisors, L.P.
Gary R. Petersen (2)	Managing Partner, EnCap Investments L.P.
Alexandra D. Pruner (2)	Senior Advisor, Perella Weinberg Partners
John T. Raymond (2)	Managing Partner and Chief Executive Officer, The Energy & Minerals Group
Bobby S. Shackouls (2)	Former Chairman and CEO, Burlington Resources Inc.
Christopher M. Temple (2)	President, DelTex Capital LLC
Lawrence M. Ziemba (2)	Former Executive Vice President, Refining, Phillips 66

(1)     Executive officer (for purposes of Item 401(b) of Regulation S-K)
(2)     Director

A complete list of our officers, including the executive officers listed above, is available on our website at www.plains.com under About Us—Leadership.

Item 11. Executive Compensation
The information required by this item will be set forth in the Proxy Statement for our 2022 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference thereto.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Unitholder Matters
The information required by this item will be set forth in the Proxy Statement for our 2022 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference thereto.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be set forth in the Proxy Statement for our 2022 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference thereto.

Item 14.  Principal Accountant Fees and Services
The information required by this item will be set forth in the Proxy Statement for our 2022 Annual Meeting, which will be filed with the SEC within 120 days after the end of the fiscal year ended December 31, 2021, and is incorporated herein by reference thereto.

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

3.20	—	Certificate of Formation of PAA GP Holdings LLC (incorporated by reference to Exhibit 3.3 to PAGP’s Registration Statement on Form S-1 (333-190227) filed July 29, 2013).

3.21 †	—	Fourth Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC dated effective as of August 19, 2021.

4.1	—
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

10.3	—
Contribution and Assumption Agreement dated December 28, 2007, by and between Plains AAP, L.P. and PAA GP LLC (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed January 4, 2008).

10.4	—
Omnibus Agreement by and among PAA GP Holdings LLC, Plains GP Holdings, L.P., Plains All American GP LLC, Plains AAP, L.P., PAA GP LLC, and Plains All American Pipeline, L.P., dated November 15, 2016 (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 21, 2016).

10.5	—
Amended and Restated Administrative Agreement by and among PAA GP Holdings LLC, Plains GP Holdings, L.P., Plains All American GP LLC, Plains AAP, L.P., PAA GP LLC, and Plains All American Pipeline, L.P., dated November 15, 2016 (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed November 21, 2016).

10.6**	—
Amended and Restated Employment Agreement between Plains All American GP LLC and Greg L. Armstrong dated as of June 30, 2001 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2001).

10.7**	—
First Amendment to Amended and Restated Employment Agreement dated December 4, 2008 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.8**	—
Waiver Agreement dated as of December 23, 2010 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2010).

10.9**	—
Waiver Agreement dated October 21, 2013 to the Amended and Restated Employment Agreement dated June 30, 2001 of Greg L. Armstrong (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed October 25, 2013).

10.10**	—
Second Amended and Restated Employment Agreement dated effective October 1, 2018 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.11**	—
Third Amended and Restated Employment Agreement dated effective January 1, 2020 between Plains All American GP LLC and Greg L. Armstrong (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2019.

10.12**†	—	Amendment No. 1 to Third Amended and Restated Employment Agreement dated effective December 31, 2021 between Plains All American GP LLC and Greg L. Armstrong.

10.13**	—
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

10.16**	—
Waiver Agreement dated as of December 23, 2010 between Plains All American GP LLC and Harry N. Pefanis (incorporated by reference to Exhibit 10.32 to our Annual Report on Form 10-K for the year ended December 31, 2010).

10.17**	—
Waiver Agreement dated October 21, 2013 to the Amended and Restated Employment Agreement dated June 30, 2001 of Harry N. Pefanis (incorporated by reference to Exhibit 10.3 to our Current Report on Form 8-K filed October 25, 2013).

10.18**	—
Employment Agreement between Plains All American GP LLC and Willie Chiang dated July 10, 2015 (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the year ended December 31, 2015).

10.19**	—
Amended and Restated Employment Agreement dated effective October 1, 2018 between Plains All American GP LLC and Willie Chiang (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.20**	—
First Amendment to Plains AAP, L.P. Class B Restricted Units Agreement dated August 25, 2016 (Willie Chiang) (incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).

10.21**	—
Second Amendment dated March 22, 2018 to Plains AAP, L.P. Class B Restricted Units Agreement (Willie Chiang) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.22**	—	LTIP Grant Letter dated August 16, 2018 (Willie Chiang) incorporated by reference to Exhibit 10.8 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.23**	—	Plains All American 2021 Long-Term Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed on April 12, 2021).

10.24**	—	Plains All American 2013 Long-Term Incentive Plan (incorporated by reference to Exhibit A to our Definitive Proxy Statement filed on October 3, 2013).

10.25**	—	Plains All American PNG Successor Long-Term Incentive Plan (incorporated by reference to Exhibit 4.4 to our Registration Statement on Form S-8 (333-193139) filed December 31, 2013).

10.26**	—	PAA Natural Gas Storage, L.P. 2010 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 to PNG’s Current Report on Form 8-K filed May 11, 2010).

10.27**	—	Plains GP Holdings, L.P. Long Term Incentive Plan, (incorporated by reference to Exhibit 10.3 to PAGP’s Current Report on Form 8-K filed October 25, 2013).

10.28**	—	Form of Plains AAP, L.P. Class B Restricted Units Agreement (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed January 4, 2008).

10.29**	—
Form of Amendment to the Plains AAP, L.P. Class B Restricted Units Agreement, dated October 18, 2013 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed October 25, 2013).

10.30**	—
Form of Amendment to Plains AAP, L.P. Class B Restricted Units Agreement dated August 25, 2016 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 filed November 8, 2016).

10.31**	—
Form of First Amendment dated March 22, 2018 to Amended and Restated Plains AAP, L.P. Class B Restricted Units Agreement dated August 25, 2016 (Officers) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018).

10.32**	—	Form of Director LTIP Grant Letter (August 2018) (incorporated by reference to Exhibit 10.66 to our Annual Report on Form 10-K for the year ended December 31, 2018).

10.33**	—	Director LTIP Grant Letter (December 2018) (incorporated by reference to Exhibit 10.67 to our Annual Report on Form 10-K for the year ended December 31, 2018).

10.34**	—	Form of LTIP Grant Letter dated August 15, 2019 (Officers) (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.35**	—	Form of LTIP Grant Letter dated August 15, 2019 (Directors) (incorporated by reference to exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.36**	—	Director LTIP Grant Letter (January 2020) (incorporated by reference to Exhibit 10.72 to our Annual Report on Form 10-K for the year ended December 31, 2019).

10.37**	—	Form of LTIP Grant Letter dated August 13, 2020 (Officers) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.38**	—	Form of LTIP Grant Letter dated August 13, 2020 (Directors) (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.39**	—	Form of Special Retention LTIP Grant Letter dated November 20, 2019 (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.40**	—	Form of LTIP Grant Letter dated December 21, 2017 (Goebel) (incorporated by reference to Exhibit 10.54 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.41**	—	Form of LTIP Grant Letter dated May 1, 2018 (Chandler) (incorporated by reference to Exhibit 10.56 to our Annual Report on Form 10-K for the year ended December 31, 2020).

10.42**	—	Form of LTIP Grant Letter dated August 19, 2021 (Named Executive Officers) (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

10.43**	—	Form of LTIP Grant Letter dated August 19, 2021 (Directors) (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2021).

21.1 †	—	List of Subsidiaries of Plains All American Pipeline, L.P.

23.1 †	—	Consent of PricewaterhouseCoopers LLP.

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101. INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

February 28, 2022

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

February 28, 2022

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

February 28, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Willie Chiang	Chairman of the Board of PAA GP Holdings LLC and Chief Executive Officer of Plains All American GP LLC (Principal Executive Officer)	February 28, 2022
Willie Chiang

/s/ Harry N. Pefanis	Director of PAA GP Holdings LLC and President of Plains All American GP LLC	February 28, 2022
Harry N. Pefanis

/s/ Al Swanson	Executive Vice President and Chief Financial Officer of Plains All American GP LLC (Principal Financial Officer)	February 28, 2022
Al Swanson

/s/ Chris Herbold	Senior Vice President, Finance and Chief Accounting Officer of Plains All American GP LLC (Principal Accounting Officer)	February 28, 2022
Chris Herbold

/s/ Greg L. Armstrong	Director of PAA GP Holdings LLC	February 28, 2022
Greg L. Armstrong

/s/ Victor Burk	Director of PAA GP Holdings LLC	February 28, 2022
Victor Burk

/s/ Kevin McCarthy	Director of PAA GP Holdings LLC	February 28, 2022
Kevin McCarthy

/s/ Gary R. Petersen	Director of PAA GP Holdings LLC	February 28, 2022
Gary R. Petersen

/s/ Alexandra D. Pruner	Director of PAA GP Holdings LLC	February 28, 2022
Alexandra D. Pruner

/s/ John T. Raymond	Director of PAA GP Holdings LLC	February 28, 2022
John T. Raymond

/s/ Bobby S. Shackouls	Director of PAA GP Holdings LLC	February 28, 2022
Bobby S. Shackouls

/s/ Christopher M. Temple	Director of PAA GP Holdings LLC	February 28, 2022
Christopher M. Temple

/s/ Lawrence M. Ziemba	Director of PAA GP Holdings LLC	February 28, 2022
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

Management has used the framework set forth in the report entitled “Internal Control—Integrated Framework” (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) to evaluate the effectiveness of the Partnership’s internal control over financial reporting. Based on that evaluation, management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2021.

The effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on Page F-3.

/s/ Willie Chiang
Willie Chiang
Chief Executive Officer of Plains All American GP LLC
(Principal Executive Officer)

/s/ Al Swanson
Al Swanson
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

February 28, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors of PAA GP Holdings LLC and Unitholders of Plains All American Pipeline, L.P.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Plains All American Pipeline, L.P. and its subsidiaries (the “Partnership”) as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of changes in accumulated other comprehensive income/(loss), of changes in partners' capital and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Accounting for the Oryx Midstream Holdings LLC Business Combination

As described in Note 7 to the consolidated financial statements, in October 2021, the Partnership and Oryx Midstream Holdings LLC (“Oryx Midstream”), completed the merger, in a cashless, debt-free transaction, of their respective Permian Basin assets, operations and commercial activities into a newly formed strategic joint venture, Plains Oryx Permian Basin LLC (the “Permian JV”). The Permian JV includes all of Oryx Midstream’s Permian Basin assets and, with the exception of the Partnership’s long-haul pipeline systems and certain of the intra-basin terminal assets, the vast majority of the Partnership’s assets located within the Permian Basin. The Partnership owns 65% of Permian JV, operates the combined assets and reflects Permian JV as a consolidated subsidiary in the consolidated financial statements. The formation of the joint venture was accounted for as a business combination using the acquisition method of accounting. As the majority owner and the controlling entity, the Partnership is considered the acquirer and the transfer of the predecessor business to the joint venture was accounted for at historical cost, while the Oryx Midstream predecessor business was recorded based on the fair value of the assets acquired and liabilities assumed. In accordance with applicable accounting guidance, the fair value of Oryx Midstream’s ownership interest in the joint venture following the formation of $3.256 billion is utilized as the consideration transferred for the purchase price allocation. The fair value of the $3.256 billion consideration is a Level 3 measurement in the fair value hierarchy and was determined by valuing both the enterprise value of Oryx Midstream’s Permian Basin business and the enterprise value of the Partnership’s Permian Basin assets that were contributed to the joint venture. The enterprise value of Oryx Midstream’s Permian Basin business was calculated by weighting the results of (i) a discounted cash flow (“DCF”) approach and (ii) a guideline public company method (“GPCM”). The DCF approach utilized a discount rate based on the estimate of the risk that a theoretical market participant would assign to the business. The projection of future crude volumes gathered and transported was also a key assumption in the DCF approach and was based on projected rig activity on the associated acreage. The fair value of the intangible assets was determined by applying a discounted cash flow approach. Such approach utilized a discount rate based on the estimate of the risk that a theoretical market participant would assign to the respective intangible assets. The projection of future crude volumes gathered and transported was also a key assumption in the valuation of the intangible assets and was based on projected rig activity on the associated acreage. The fair value of intangible assets is comprised of customer relationships with an assigned value of $1.247 billion.

The principal considerations for our determination that performing procedures relating to the accounting for the Oryx Midstream business combination is a critical audit matter are (i) the significant judgment by management when determining the fair value of the consideration transferred for the Oryx Midstream Permian Basin business and the customer relationships, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future crude volumes gathered and transported and the discount rates used in the valuation of the consideration transferred for the Oryx Midstream Permian Basin business and the customer relationships; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to acquisition accounting, including controls over management’s valuation of the consideration transferred and the customer relationships, and controls over the determination of the significant assumptions. These procedures also included, among others (i) reading the transaction agreement and (ii) testing management’s process for determining the fair value of the consideration transferred for the Oryx Midstream Permian Basin business and the customer relationships. Testing management’s process included evaluating the appropriateness of the valuation methods, testing the completeness and accuracy of data provided by management, and evaluating the reasonableness of the significant assumptions related to future crude volumes gathered and transported and the discount rates used in the valuation of the consideration transferred for the Oryx Midstream Permian Basin business and the customer relationships. Evaluating the reasonableness of the future crude volumes gathered and transported involved considering (i) the consistency with external market and industry data and (ii) the past performance of the Oryx Midstream Permian Basin business. Professionals with specialized skill and knowledge were used to assist in evaluating the appropriateness of the valuation methods and the reasonableness of the discount rate significant assumption.

/s/ PricewaterhouseCoopers LLP

Houston, Texas
February 28, 2022

We have served as the Partnership’s auditor since 1998.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	December 31, 2021	December 31, 2020
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$449	$22
Restricted cash	4	38
Trade accounts receivable and other receivables, net	4,705	2,553
Inventory	783	647
Other current assets	196	405
Total current assets	6,137	3,665

PROPERTY AND EQUIPMENT	19,257	18,585
Accumulated depreciation	(4,354)	(3,974)
Property and equipment, net	14,903	14,611

OTHER ASSETS
Investments in unconsolidated entities	3,805	3,764
Intangible assets, net	1,960	805
Linefill and base gas	907	982
Long-term operating lease right-of-use assets, net	393	378
Long-term inventory	253	130
Other long-term assets, net	251	162
Total assets	$28,609	$24,497

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$4,810	$2,437
Short-term debt	822	831
Other current liabilities	600	985
Total current liabilities	6,232	4,253

LONG-TERM LIABILITIES
Senior notes, net	8,329	9,071
Other long-term debt, net	69	311
Long-term operating lease liabilities	339	317
Other long-term liabilities and deferred credits	830	807
Total long-term liabilities	9,567	10,506

COMMITMENTS AND CONTINGENCIES (NOTE 19)

PARTNERS’ CAPITAL
Series A preferred unitholders (71,090,468 and 71,090,468 units outstanding, respectively)	1,505	1,505
Series B preferred unitholders (800,000 and 800,000 units outstanding, respectively)	787	787
Common unitholders (704,991,540 and 722,380,416 units outstanding, respectively)	7,680	7,301
Total partners’ capital excluding noncontrolling interests	9,972	9,593
Noncontrolling interests	2,838	145
Total partners’ capital	12,810	9,738
Total liabilities and partners’ capital	$28,609	$24,497

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Year Ended December 31,
	2021	2020	2019
REVENUES
Product sales revenues	$40,883	$22,058	$32,272
Services revenues	1,195	1,232	1,397
Total revenues	42,078	23,290	33,669

COSTS AND EXPENSES
Purchases and related costs	38,504	20,431	29,452
Field operating costs	1,065	1,076	1,303
General and administrative expenses	292	271	297
Depreciation and amortization	774	653	601
(Gains)/losses on asset sales and asset impairments, net (Note 6, Note 7)	592	719	28
Goodwill impairment losses (Note 8)	—	2,515	—
Total costs and expenses	41,227	25,665	31,681

OPERATING INCOME/(LOSS)	851	(2,375)	1,988

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	274	355	388
Gain on/(impairment of) investments in unconsolidated entities, net (Note 9)	2	(182)	271
Interest expense (net of capitalized interest of $18, $24 and $34, respectively)	(425)	(436)	(425)
Other income, net	19	39	24

INCOME/(LOSS) BEFORE TAX	721	(2,599)	2,246
Current income tax expense	(50)	(51)	(112)
Deferred income tax (expense)/benefit	(23)	70	46

NET INCOME/(LOSS)	648	(2,580)	2,180
Net income attributable to noncontrolling interests	(55)	(10)	(9)
NET INCOME/(LOSS) ATTRIBUTABLE TO PAA	$593	$(2,590)	$2,171

NET INCOME/(LOSS) PER COMMON UNIT (NOTE 4):
Net income/(loss) allocated to common unitholders — Basic	$393	$(2,790)	$1,967
Basic weighted average common units outstanding	716	728	727
Basic net income/(loss) per common unit	$0.55	$(3.83)	$2.70

Net income/(loss) allocated to common unitholders — Diluted	$393	$(2,790)	$2,119
Diluted weighted average common units outstanding	716	728	800
Diluted net income/(loss) per common unit	$0.55	$(3.83)	$2.65

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Year Ended December 31,
	2021	2020	2019
Net income/(loss)	$648	$(2,580)	$2,180
Other comprehensive income	65	15	97
Comprehensive income/(loss)	713	(2,565)	2,277
Comprehensive income attributable to noncontrolling interests	(55)	(10)	(9)
Comprehensive income/(loss) attributable to PAA	$658	$(2,575)	$2,268

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN ACCUMULATED
OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
Balance at December 31, 2018	$(177)	$(853)	$—	$(1,030)

Reclassification adjustments	9	—	—	9
Unrealized loss on hedges	(91)	—	—	(91)
Currency translation adjustments	—	179	—	179
2019 Activity	(82)	179	—	97
Balance at December 31, 2019	$(259)	$(674)	$—	$(933)

Reclassification adjustments	11	—	—	11
Unrealized loss on hedges	(10)	—	—	(10)
Currency translation adjustments	—	17	—	17
Other	—	—	(3)	(3)
2020 Activity	1	17	(3)	15
Balance at December 31, 2020	$(258)	$(657)	$(3)	$(918)

Reclassification adjustments	31	—	—	31
Unrealized gain on hedges	19	—	—	19
Currency translation adjustments	—	15	—	15
2021 Activity	50	15	—	65
Balance at December 31, 2021	$(208)	$(642)	$(3)	$(853)
The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2021	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	$648	$(2,580)	$2,180
Reconciliation of net income/(loss) to net cash provided by operating activities:
Depreciation and amortization	774	653	601
(Gains)/losses on asset sales and asset impairments, net (Note 6, Note 7)	592	719	28
Goodwill impairment losses (Note 8)	—	2,515	—
Equity-indexed compensation expense	23	15	34
Inventory valuation adjustments (Note 5)	—	233	11
Deferred income tax expense/(benefit)	23	(70)	(46)
Settlement of terminated interest rate hedging instruments	—	(100)	(55)
Equity earnings in unconsolidated entities	(274)	(355)	(388)
Distributions on earnings from unconsolidated entities	431	472	401
(Gain on)/impairment of investments in unconsolidated entities, net (Note 9)	(2)	182	(271)
Other	8	(12)	21
Changes in assets and liabilities, net of acquisitions:
Trade accounts receivable and other	(2,179)	1,432	(1,158)
Inventory	(18)	(304)	(5)
Trade accounts payable and other	1,970	(1,286)	1,151
Net cash provided by operating activities	1,996	1,514	2,504
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired (Note 7)	(32)	(310)	(50)
Investments in unconsolidated entities (Note 9)	(94)	(461)	(524)
Additions to property, equipment and other	(336)	(738)	(1,181)
Proceeds from sales of assets (Note 7)	881	429	77
Other investing activities	(33)	(13)	(87)
Net cash provided by/(used in) investing activities	386	(1,093)	(1,765)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under commercial paper program (Note 11)	(545)	456	93
Net borrowings/(repayments) under senior secured hedged inventory facility (Note 11)	(167)	(160)	325
Repayment of GO Zone term loans (Note 11)	(200)	—	—
Proceeds from the issuance of senior notes (Note 11)	—	748	998
Repayments of senior notes (Note 11)	—	(617)	(1,000)
Repurchase of common units (Note 12)	(178)	(50)	—
Distributions paid to Series A preferred unitholders (Note 12)	(149)	(149)	(149)
Distributions paid to Series B preferred unitholders (Note 12)	(49)	(49)	(49)
Distributions paid to common unitholders (Note 12)	(517)	(655)	(1,004)
Sale of noncontrolling interest in a subsidiary (Note 12)	—	—	128
Other financing activities	(179)	41	(62)
Net cash used in financing activities	(1,984)	(435)	(720)
Effect of translation adjustment	(5)	(8)	(3)
Net increase/(decrease) in cash and cash equivalents and restricted cash	393	(22)	16
Cash and cash equivalents and restricted cash, beginning of period	60	82	66
Cash and cash equivalents and restricted cash, end of period	$453	$60	$82

Cash paid for:
Interest, net of amounts capitalized	$401	$428	$397
Income taxes, net of amounts refunded	$76	$111	$136

The accompanying notes are an integral part of these consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
Balance at December 31, 2018	$1,505	$787	$9,710	$12,002	$—	$12,002

Net income	149	49	1,973	2,171	9	2,180
Distributions (Note 12)	(149)	(49)	(1,004)	(1,202)	(6)	(1,208)
Other comprehensive income	—	—	97	97	—	97
Equity-indexed compensation expense	—	—	17	17	—	17
Sale of noncontrolling interest in a subsidiary (Note 12)	—	—	(2)	(2)	130	128
Other	—	—	(21)	(21)	—	(21)
Balance at December 31, 2019	$1,505	$787	$10,770	$13,062	$133	$13,195

Net income/(loss)	149	49	(2,788)	(2,590)	10	(2,580)
Distributions (Note 12)	(149)	(49)	(655)	(853)	(10)	(863)
Other comprehensive income	—	—	15	15	—	15
Equity-indexed compensation expense	—	—	19	19	—	19
Repurchase of common units (Note 12)	—	—	(50)	(50)	—	(50)
Contributions from noncontrolling interests (Note 12)	—	—	—	—	12	12
Other	—	—	(10)	(10)	—	(10)
Balance at December 31, 2020	$1,505	$787	$7,301	$9,593	$145	$9,738

Net income	149	49	395	593	55	648
Distributions (Note 12)	(149)	(49)	(517)	(715)	(14)	(729)
Other comprehensive income	—	—	65	65	—	65
Equity-indexed compensation expense	—	—	19	19	—	19
Repurchase of common units (Note 12)	—	—	(178)	(178)	—	(178)
Contributions from noncontrolling interests (Note 12)	—	—	—	—	1	1
Plains Oryx Permian Basin LLC joint venture formation (Note 7)	—	—	605	605	2,651	3,256
Other	—	—	(10)	(10)	—	(10)
Balance at December 31, 2021	$1,505	$787	$7,680	$9,972	$2,838	$12,810

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

Our business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical midstream infrastructure systems that connect major producing regions to key demand centers and export terminals. As one of the largest midstream service providers in North America, we own an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil and natural gas liquids (“NGL”) producing basins (including the Permian Basin) and transportation corridors and at major market hubs in the United States and Canada. Our assets and the services we provide are primarily focused on and conducted through two operating segments: Crude Oil and NGL. See Note 20 for further discussion of our operating segments.

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of December 31, 2021, AAP also owned a limited partner interest in us through its ownership of approximately 241.5 million of our common units (approximately 31% of our total outstanding common units and Series A preferred units combined). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at December 31, 2021, owned an approximate 81% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

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

Basis of Consolidation and Presentation

The accompanying financial statements and related notes present and discuss our consolidated financial position as of December 31, 2021 and 2020, and the consolidated results of our operations, cash flows, changes in partners’ capital, comprehensive income and changes in accumulated other comprehensive income/(loss) for the years ended December 31, 2021, 2020 and 2019. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation, as discussed further below.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Reclassification of Prior Period Information

During the fourth quarter of 2021, we effected changes in the primary financial information provided to our Chief Operating Decision Maker (“CODM”) (our Chief Executive Officer) for assessing performance and allocating resources to present two operating segments, Crude Oil and NGL. Prior to the fourth quarter of 2021, this information was organized into three operating segments: Transportation, Facilities and Supply and Logistics. See Note 20 for further discussion of our operating segments. In connection with this change, we changed the presentation of Revenues on our Consolidated Statements of Operations. “Product sales revenues” include amounts that were previously presented as “Supply and Logistics segment revenues,” while “Services revenues” includes amounts previously presented as “Transportation segment revenues” and “Facilities segment revenues.”

In October 2021, we and Oryx Midstream Holdings LLC (“Oryx Midstream”) completed the merger, in a cashless, debt-free transaction, of our respective Permian Basin assets, operations and commercial activities into a newly formed joint venture, Plains Oryx Permian Basin LLC (the “Permian JV”). See Note 7 for more details regarding this transaction. Due to the increase in intangible assets associated with this transaction, we present “Intangible assets, net” as a separate line item on our Consolidated Balance Sheets. Such amounts were previously reported in “Other long-term assets, net” on our Consolidated Balance Sheets.

COVID-19

Many uncertainties remain with respect to the novel coronavirus (“COVID-19”) pandemic, including uncertainty regarding the length of time the pandemic will continue, as well as the timing, pace and extent of an economic recovery in the United States, Canada and elsewhere, and how such uncertainties will impact the energy industry and our business. As a result, these matters may affect our estimates and assumptions on amounts reported in the financial statements and accompanying notes in the near term.

Subsequent Events

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Note 2—Summary of Significant Accounting Policies

Use of Estimates
The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, as well as the disclosure of contingent assets and liabilities at the date of the financial statements. Such estimates and assumptions also affect the reported amounts of revenues and expenses during the reporting period. We make significant estimates with respect to (i) estimated fair value of assets and liabilities acquired and identification of associated goodwill and intangible assets, (ii) fair value of derivatives, (iii) accruals and contingent liabilities, (iv) property and equipment, depreciation and amortization expense and asset retirement obligations, (v) impairment assessments of property and equipment, investments in unconsolidated entities and intangible assets and (vi) inventory valuations. Although we believe these estimates are reasonable, actual results could differ from these estimates.

Purchases and Related Costs

Purchases and related costs include (i) the weighted average cost of crude oil and NGL sold to customers, (ii) fees incurred for storage and transportation, whether by pipeline, truck or rail and (iii) performance-related bonus costs. These costs are recognized when incurred except in the case of products sold, which are recognized at the time title transfers to our customers. Inventory exchanges under buy/sell transactions are presented net in “Purchases and related costs” in our Consolidated Statements of Operations.

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

Certain of our subsidiaries also enter into transactions and have monetary assets and liabilities that are denominated in a currency other than the entities’ respective functional currencies. Gains and losses from the revaluation of foreign currency transactions and monetary assets and liabilities are generally included in the Consolidated Statements of Operations. However, gains and losses arising from intercompany foreign currency transactions that are of a long-term investment nature are reported in the same manner as translation adjustments. For the years ended December 31, 2021, 2020 and 2019, the revaluation of foreign currency transactions and monetary assets and liabilities resulted in the recognitions of net gains of $7 million, $16 million and $1 million, respectively, in our Consolidated Statements of Operations.

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

In accordance with our policy, unless they may be covered by funds on deposit, outstanding checks are classified as trade accounts payable rather than negative cash. As of December 31, 2021 and 2020, trade accounts payable included $19 million and $27 million, respectively, of outstanding checks that were reclassified from cash and cash equivalents.

Restricted cash includes cash held by us that is unavailable for general use and is comprised of amounts advanced to us by certain equity method investees related to the construction of fixed assets where we serve as construction manager. The following table presents a reconciliation of cash and cash equivalents and restricted cash reported on our Consolidated Balance Sheets that sum to the total of the amounts shown on our Consolidated Statements of Cash Flows (in millions):

	December 31,
	2021	2020
Cash and cash equivalents	$449	$22
Restricted cash	4	38
Total cash and cash equivalents and restricted cash	$453	$60

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

Some of our assets, primarily our pipelines, certain processing and fractionation facilities and terminals assets, have contractual or regulatory obligations to perform remediation and, in some instances, dismantlement and removal activities when the assets are abandoned. These obligations include varying levels of activity including disconnecting inactive assets from active assets, cleaning and purging assets, and in some cases, completely removing the assets and returning the land to its original state. These assets have been in existence for many years and with regular maintenance will continue to be in service for many years to come. It is not possible to predict when demand for these transportation, storage or other services will cease, and we do not believe that such demand will cease for the foreseeable future. Accordingly, we believe the date when these assets will be abandoned is indeterminate. With no reasonably determinable abandonment date, we cannot reasonably estimate the fair value of the associated asset retirement obligations. We will record asset retirement obligations for these assets in the period in which sufficient information becomes available for us to reasonably estimate the settlement dates.

A small portion of our contractual or regulatory obligations is related to assets that are inactive or that we plan to take out of service and, although the ultimate timing and costs to settle these obligations are not known with certainty, we have recorded a reasonable estimate of these obligations. The following table presents the change in the liability for asset retirement obligations, substantially all of which is reflected in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets as of December 31, 2021, 2020 and 2019 (in millions):

	December 31,
	2021	2020	2019
Beginning balance	$135	$137	$109
Liabilities incurred	2	12	3
Liabilities settled	(1)	(1)	(3)
Accretion expense	4	5	5
Revisions in estimated cash flows	3	(18)	23
Ending balance	$143	$135	$137

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

Other Significant Accounting Policies

See the respective footnotes for our accounting policies regarding (i) revenues and accounts receivable, (ii) net income/(loss) per common unit, (iii) inventory, linefill and base gas and long-term inventory, (iv) property and equipment, (v) acquisitions, (vi) goodwill, (vii) investments in unconsolidated entities, (viii) intangible assets, (ix) income allocation for partners’ capital presentation purposes, (x) derivatives and risk management activities, (xi) leases, (xii) income taxes, (xiii) equity-indexed compensation and (xiv) legal and environmental matters.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. This guidance requires that an acquirer recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue from Contracts with Customers, as if it had originated the contracts. The guidance is effective prospectively for interim and annual periods beginning after December 15, 2022, with early adoption permitted. We have not adopted this guidance as of December 31, 2021, but do not anticipate that our adoption will have a material impact on our financial position, results of operations or cash flows.

In July 2021, the FASB issued ASU 2021-05, Lessors - Certain Leases with Variable Lease Payments (Topic 842) which modifies the lease classification requirements for lessors in Topic 842, which we adopted on the effective date of January 1, 2019. The amendments require lessors to classify and account for a lease with variable lease payments that do not depend on a reference index or a rate as an operating lease at lease commencement if another classification (i.e., sales-type or direct financing) would result in the recognition of a day-one loss. For entities that have adopted Topic 842, the guidance is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2021, with early adoption permitted. We have elected to early adopt the guidance on a prospective basis as of July 1, 2021. Our adoption did not have a material impact on our financial position, results of operations or cash flows.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity, by eliminating two of the three models that require separate accounting for embedded conversion features and the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. This guidance is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. We adopted this guidance effective January 1, 2021, and our adoption did not have a material impact on our financial position, results of operations or cash flows.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, to simplify the accounting for income taxes based on changes suggested by stakeholders as part of the FASB’s simplification initiative. This guidance is effective for interim and annual periods beginning after December 15, 2020, with early adoption permitted. We adopted this guidance effective January 1, 2021, and our adoption did not have a material impact on our financial position, results of operations or cash flows.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Revenues and Accounts Receivable

Revenue Recognition

We disaggregate our revenues by segment and type of activity. These categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors.

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Year Ended December 31,
	2021	2020	2019
Crude Oil segment revenues from contracts with customers
Sales	$39,635	$21,250	$30,156
Transportation	484	570	722
Terminalling, Storage and Other	431	507	505
Total Crude Oil segment revenues from contracts with customers	$40,550	$22,327	$31,383

	Year Ended December 31,
	2021	2020	2019
NGL segment revenues from contracts with customers
Sales	$2,292	$1,350	$2,211
Transportation	25	29	32
Terminalling, Storage and Other	82	96	80
Total NGL segment revenues from contracts with customers	$2,399	$1,475	$2,323

Sales Revenues. Revenues from sales of crude oil and NGL are recognized at the time title to the product sold transfers to the purchaser, which occurs upon delivery of the product to the purchaser or its designee. The consideration received under these contracts is variable based on commodity prices. Inventory exchanges under buy/sell transactions are excluded from sales revenues in our Consolidated Statements of Operations.

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

	December 31,
	2021	2020
Other current assets	$—	$229
Deferred revenue (1)	$—	$361

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Transportation Revenues. Transportation revenues include revenues from transporting crude oil and NGL on pipelines and trucks. Revenues from pipeline tariffs and fees are associated with the transportation of crude oil and NGL at a published tariff. We primarily recognize pipeline tariff and fee revenues over time as services are rendered, based on the volumes transported. As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor. We recognize the allowance volumes collected as part of the transaction price and record this non-cash consideration at fair value, measured as of the contract inception date.

Terminalling, Storage and Other Revenues. Revenues in this category include (i) fees that are generated when we receive liquids from one connecting source and deliver the applicable product to another connecting carrier, (ii) fees from storage capacity agreements, (iii) fees from loading and unloading services at our terminals and (iv) fees from natural gas and condensate processing services and from NGL fractionation and isomerization service. We generate revenue through a combination of month-to-month and multi-year agreements and processing arrangements. Storage fees are typically recognized in revenue ratably over the term of the contract regardless of the actual storage capacity utilized as our performance obligation is to make available storage capacity for a period of time. Terminal fees (including throughput and loading/unloading fees) are recognized as the liquids enter or exit the terminal and are received from or delivered to the connecting carrier or third-party terminal, as applicable. We recognize loading and unloading fees when the volumes are delivered or received. Natural gas storage related activities fees were recognized in the period the natural gas moved across our header system. Fees from NGL fractionation and isomerization services and gas processing services are recognized in the period when the services are performed.

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

Year Ended December 31, 2021	Crude Oil	NGL	Total
Revenues from contracts with customers	$40,550	$2,399	$42,949
Other items in revenues	(80)	(431)	(511)
Total revenues of reportable segments	$40,470	$1,968	$42,438
Intersegment revenues elimination			(360)
Total revenues			$42,078

Year Ended December 31, 2020	Crude Oil	NGL	Total
Revenues from contracts with customers	$22,327	$1,475	$23,802
Other items in revenues	(128)	(115)	(243)
Total revenues of reportable segments	$22,199	$1,360	$23,559
Intersegment revenues elimination			(269)
Total revenues			$23,290

Year Ended December 31, 2019	Crude Oil	NGL	Total
Revenues from contracts with customers	$31,383	$2,323	$33,706
Other items in revenues	272	116	388
Total revenues of reportable segments	$31,655	$2,439	$34,094
Intersegment revenues elimination			(425)
Total revenues			$33,669

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

The following table presents counterparty deficiencies associated with contracts with customers and buy/sell arrangements that include minimum volume commitments for which we had remaining performance obligations and the customers still had the ability to meet their obligations (in millions):

		December 31,
Counterparty Deficiencies	Financial Statement Classification	2021	2020
Billed and collected	Liability	$63	$73
Unbilled (1)	N/A	16	4
Total		$79	$77

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

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2019	$354
Amounts recognized as revenue (1)	(246)
Additions (2)	393
Balance at December 31, 2020	$501
Amounts recognized as revenue (2)	(393)
Additions	33
Balance at December 31, 2021	$141

(1)Includes approximately $155 million associated with crude oil sales agreements that were entered into in conjunction with storage arrangements and future inventory exchanges. Such agreements were entered into in 2019 and recognized as revenue in the first quarter of 2020.
(2)Includes approximately $361 million associated with crude oil sales agreements that were entered into in conjunction with storage arrangements and future inventory exchanges. Such amount was recognized as revenue in the first quarter of 2021.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that exist as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of December 31, 2021 (in millions):

	2022	2023	2024	2025	2026	2027 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$179	$174	$158	$131	$86	$379
Terminalling, storage and other agreement revenues	237	170	130	63	45	197
Total	$416	$344	$288	$194	$131	$576

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
•Acreage dedications;
•Buy/sell arrangements with future committed volumes;
•Short-term contracts and those with variable consideration due to the election of practical expedients, as discussed below;
•Contracts within the scope of ASC Topic 842, Leases; and
•Contracts within the scope of ASC Topic 815, Derivatives and Hedging.

We have elected practical expedients to exclude the presentation of remaining performance obligations for variable consideration which relates to wholly unsatisfied performance obligations. Certain contracts do not meet the requirements for presentation of remaining performance obligations due to variability in amount of performance obligation remaining, variability in the timing of recognition or variability in consideration. Acreage dedications do require us to perform future services but do not contain a minimum level of services and are therefore excluded from this presentation. Long-term merchant arrangements contain variable timing, volumes and/or consideration and are excluded from this presentation. The duration of these contracts varies across the periods presented above.

Additionally, we have elected practical expedients to exclude contracts with terms of one year or less, and therefore exclude the presentation of remaining performance obligations for short-term transportation, storage and processing services, merchant arrangements, including the non-cancelable period of evergreen arrangements, and any other types of arrangements with terms of one year or less.

Trade Accounts Receivable and Other Receivables, Net

Our accounts receivable are primarily from purchasers and shippers of crude oil and, to a lesser extent, purchasers of NGL. These purchasers include, but are not limited to, refiners, producers, marketing and trading companies and financial institutions. The majority of our accounts receivable relate to our crude oil merchant activities that can generally be described as high volume and low margin activities, in many cases involving exchanges of crude oil volumes.

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

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At December 31, 2021 and 2020, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Consolidated Balance Sheets (in millions):

	December 31,
	2021	2020
Trade accounts receivable arising from revenues from contracts with customers	$4,031	$2,317
Other trade accounts receivables and other receivables (1)	5,126	2,818
Impact due to contractual rights of offset with counterparties	(4,452)	(2,582)
Trade accounts receivable and other receivables, net	$4,705	$2,553

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

The diluted weighted average number of common units is computed based on the weighted average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units and (ii) our equity-indexed compensation plan awards. See Note 12 for additional information regarding our Series A preferred units. See Note 18 for a complete discussion of our equity-indexed compensation plan awards. When applying the if-converted method prescribed by FASB guidance, the possible conversion of approximately 71 million Series A

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

preferred units, on a weighted-average basis, were excluded from the calculation of diluted net income/(loss) per common unit for the year ended December 31, 2021 and 2020 as the effect was antidilutive for both periods. Our equity-indexed compensation plan awards that contemplate the issuance of common units are considered potentially dilutive unless (i) they become vested only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. Equity-indexed compensation plan awards that were deemed to be dilutive during the year ended December 31, 2019 were reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. For the twelve months ended December 31, 2021 and 2020, approximately 0.5 million and 0.3 million equity-indexed compensation plan awards, respectively, on a weighted-average basis, were excluded from the computation of diluted net loss per common unit as the effect did not change the presentation of diluted net income/(loss) per common unit or the effect was antidilutive.

The following table sets forth the computation of basic and diluted net income/(loss) per common unit (in millions, except per unit data):

	Year Ended December 31,
	2021	2020	2019
Basic Net Income/(Loss) per Common Unit
Net income/(loss) attributable to PAA	$593	$(2,590)	$2,171
Distributions to Series A preferred unitholders	(149)	(149)	(149)
Distributions to Series B preferred unitholders	(49)	(49)	(49)
Distributions to participating securities	(2)	(2)	(3)
Other	—	—	(3)
Net income/(loss) allocated to common unitholders (1)	$393	$(2,790)	$1,967

Basic weighted average common units outstanding	716	728	727

Basic net income/(loss) per common unit	$0.55	$(3.83)	$2.70

Diluted Net Income/(Loss) per Common Unit
Net income/(loss) attributable to PAA	$593	$(2,590)	$2,171
Distributions to Series A preferred unitholders	(149)	(149)	—
Distributions to Series B preferred unitholders	(49)	(49)	(49)
Distributions to participating securities	(2)	(2)	(3)
Net income/(loss) allocated to common unitholders (1)	$393	$(2,790)	$2,119

Basic weighted average common units outstanding	716	728	727
Effect of dilutive securities:
Series A preferred units	—	—	71
Equity-indexed compensation plan awards	—	—	2
Diluted weighted average common units outstanding	716	728	800

Diluted net income/(loss) per common unit	$0.55	$(3.83)	$2.65

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventory, Linefill and Base Gas and Long-term Inventory

Inventory, including long-term inventory, primarily consists of crude oil and NGL in pipelines, storage facilities and railcars that are valued at the lower of cost or net realizable value, with cost determined using an average cost method within specific inventory pools. At the end of each reporting period, we assess the carrying value of our inventory and make any adjustments necessary to reduce the carrying value to the applicable net realizable value. Any resulting adjustments are a component of “Purchases and related costs” on our accompanying Consolidated Statements of Operations. During the year ended December 31, 2021, no adjustments were recorded. During the years ended December 31, 2020 and 2019, we recorded charges of $233 million (of which $40 million was associated with our long-term inventory) and $11 million, respectively, related to the write down of our crude oil and NGL inventory due to declines in prices. A portion of these inventory valuation adjustments was offset by the recognition of gains on derivative instruments being utilized to hedge future sales of our crude oil and NGL inventory. Such gains were recorded to “Product sales revenues” in our accompanying Consolidated Statements of Operations. See Note 13 for discussion of our derivative and risk management activities.

Linefill and base gas in assets we own are recorded at historical cost and consist of crude oil, NGL and natural gas. We classify as linefill or base gas (i) our proportionate share of barrels used to fill a pipeline that we own such that when an incremental barrel is pumped into or enters a pipeline it forces product out at another location, (ii) barrels that represent the minimum working requirements in tanks and caverns that we own and (iii) natural gas required to maintain the minimum operating pressure of natural gas storage facilities we own. Following the sale of our Pine Prairie and Southern Pines natural gas storage facilities in August of 2021, we no longer own natural gas storage facilities. See Note 7 for additional information.

Linefill and base gas carrying amounts are reviewed for impairment in accordance with FASB guidance with respect to accounting for the impairment or disposal of long-lived assets. Carrying amounts that are not expected to be recoverable through future cash flows are written down to estimated fair value. See Note 6 for further discussion regarding impairment of long-lived assets. During 2021, 2020 and 2019, we did not recognize any material impairments of linefill and base gas.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Inventory, linefill and base gas and long-term inventory consisted of the following (barrels and natural gas volumes in thousands and carrying value in millions):

	December 31, 2021				December 31, 2020
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	8,041	barrels	$544	$67.65	13,450	barrels	$441	$32.79
NGL	6,982	barrels	234	$33.51	12,302	barrels	199	$16.18
Other	N/A		5	N/A	N/A		7	N/A
Inventory subtotal			783				647

Linefill and base gas
Crude oil	15,199	barrels	862	$56.71	14,669	barrels	828	$56.45
NGL	1,633	barrels	45	$27.56	1,640	barrels	44	$26.83
Natural gas (2)	—	Mcf	—	$—	25,576	Mcf	110	$4.30
Linefill and base gas subtotal			907				982

Long-term inventory
Crude oil	2,973	barrels	209	$70.30	2,499	barrels	111	$44.42
NGL	1,135	barrels	44	$38.77	1,185	barrels	19	$16.03
Long-term inventory subtotal			253				130

Total			$1,943				$1,759

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.
(2)Base gas with a carrying value of $110 million was included in the sale of our natural gas storage facilities, which closed in August 2021. See Note 7 for additional information.

Note 6—Property and Equipment

In accordance with our capitalization policy, expenditures made to expand the existing operating and/or earnings capacity of our assets are capitalized. We also capitalize certain costs directly related to the construction of such assets, including related internal labor costs, engineering costs and interest costs. For the years ended December 31, 2021, 2020 and 2019, capitalized interest recorded to property and equipment was $6 million, $8 million and $14 million, respectively. In addition, we capitalize interest related to investments in certain unconsolidated entities. See Note 9 for additional information. We also capitalize expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets. Repair and maintenance expenditures incurred in order to maintain the day to day operation of our existing assets are expensed as incurred.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Property and equipment, net is stated at cost and consisted of the following (in millions):

	Estimated Useful Lives (Years)	December 31,
		2021	2020
Pipelines and related facilities (1) (2)	10 - 50	$12,765	$11,112
Storage, terminal and rail facilities (2)	10 - 50	5,100	6,042
Trucking equipment and other	2 - 15	502	524
Construction in progress	N/A	248	272
Office property and equipment	2 - 50	312	293
Land and other	N/A	330	342
Property and equipment, gross		19,257	18,585
Accumulated depreciation		(4,354)	(3,974)
Property and equipment, net		$14,903	$14,611

(1)We include rights-of-way, which are intangible assets, in our Pipelines and related facilities amounts within property and equipment.
(2)Useful lives changed to 10 to 50 years in 2021. See below for additional information.

We calculate our depreciation using the straight-line method, based on estimated useful lives and salvage values of our assets. Depreciation expense for the years ended December 31, 2021, 2020 and 2019 was $652 million, $563 million and $525 million, respectively. During the first quarter of 2021, we modified the useful lives of our Pipelines and related facilities and Storage, terminal and rail facilities to useful lives of 10 to 50 years from useful lives of 10 to 70 years to reflect current expectations given our future operating and commercial outlook. These depreciable life adjustments will prospectively increase depreciation expense. For the year ended December 31, 2021, these reductions in useful lives increased depreciation expense by approximately $72 million, which resulted in a decrease to both basic and diluted net income per common unit of approximately $0.10 from what these amounts would have been absent the change in useful lives.

As of December 31, 2021, 2020 and 2019, we incurred liabilities for construction in progress that had not been paid of $48 million, $51 million and $120 million, respectively.

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

During the year ended December 31, 2021, we recognized approximately $220 million of non-cash impairment losses related to certain crude oil storage terminal assets included in our Crude Oil segment. This amount is reflected in “(Gains)/losses on asset sales and asset impairments, net” on our Consolidated Statements of Operations. Decreased demand for our services related to changing market conditions resulted in decreases in expected future cash flows for certain of our assets, which was a triggering event that required us to assess the recoverability of our carrying value of such long-lived assets. As a result of our impairment review, we wrote off the portion of the carrying amount of these long-lived assets that exceeded their fair value. Our estimated fair value (which we consider a Level 3 measurement in the fair value hierarchy) was primarily based upon an assumption for the amount for which the relevant assets and land could be sold.

During the year ended December 31, 2020, we recognized approximately $541 million of non-cash impairment losses, reflected in “(Gains)/losses on asset sales and asset impairments, net” on our Consolidated Statement of Operations.

Of our impairment losses, approximately $415 million was associated with certain pipeline assets in our Crude Oil segment located in the Mid-Continent region. The macroeconomic and geopolitical conditions that occurred in 2020, including the collapse of oil prices driven by both the decrease in demand caused by the COVID-19 pandemic and excess supply, as well as changing market conditions and expected lower crude oil production in certain regions, resulted in expected decreases in future cash flows for certain of our assets, which was a triggering event that required us to assess the recoverability of our carrying value of such long-lived assets. As a result of our impairment review, we wrote off the portion of the carrying amount of these long-lived assets that exceeded their fair value. Our estimated fair values (which we consider a Level 3 measurement in the fair value hierarchy) were based upon a discounted cash flow approach utilizing various assumptions and the application of a discount rate of approximately 14%, which represents our estimate of the cost of capital of a theoretical market participant. Such assumptions included (but were not limited to) (i) future commodity volumes (consistent with historical information and estimates of future drilling and completion activity), (ii) tariff rates, (iii) future commodity prices (based on relevant indices and applicable quality and location differentials), and (iv) estimated fixed and variable costs.

The remaining impairment losses were associated with idled or underutilized assets, primarily in our Crude Oil segment, including certain pipelines located in the Western region and other long-lived assets, for which it has been determined that it is unlikely that opportunities will exist in the future to recover our investment in these assets. We wrote off substantially all of the carrying value of these assets.

We did not recognize any material impairments during the year ended December 31, 2019.

Note 7—Acquisitions, Divestitures and Other Transactions

Joint Venture Transaction

In October 2021, we and Oryx Midstream completed the merger, in a cashless, debt-free transaction, of our respective Permian Basin assets, operations and commercial activities into a newly formed joint venture, the Permian JV. The Permian JV includes all of Oryx Midstream’s Permian Basin assets and, with the exception of our long-haul pipeline systems and certain of our intra-basin terminal assets, the vast majority of our assets located within the Permian Basin. We own 65% of the Permian JV, operate the combined assets and reflect the Permian JV as a consolidated subsidiary in our consolidated financial statements.

The formation of the joint venture was accounted for as a business combination using the acquisition method of accounting. As the majority owner and the controlling entity, we are considered the acquirer and the transfer of our predecessor business to the joint venture was accounted for at historical cost, while the Oryx Midstream predecessor business was recorded based on the fair value of the assets acquired and liabilities assumed. In accordance with applicable accounting guidance, the fair value of Oryx Midstream’s ownership interest in the joint venture following the formation of $3.256 billion is utilized as the consideration transferred for the purchase price allocation.

The combination of the historical cost and fair value, discussed above, resulted in net assets of the joint venture of approximately $7.575 billion upon formation. Oryx Midstream’s 35% interest in the net assets of the Permian JV was recognized as noncontrolling interest in partners’ capital. The difference between the noncontrolling interest recognized and the fair value of Oryx Midstream’s assets acquired and liabilities assumed was recorded as an increase to our partners’ capital excluding noncontrolling interests.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amounts recognized in partners’ capital associated with this transaction (in millions):

Recognized Amount
Noncontrolling interests	$2,651

Partners’ capital, excluding noncontrolling interests	605
$3,256

The fair value of the $3.256 billion consideration is a Level 3 measurement in the fair value hierarchy and was determined by valuing both the enterprise value of Oryx Midstream’s Permian Basin business and the enterprise value of our Permian Basin assets that were contributed to the joint venture. The enterprise value of Oryx Midstream’s Permian Basin business was calculated by weighting the results of (i) a discounted cash flow (“DCF”) approach and (ii) a guideline public company method (“GPCM”). The value of our Permian Basin assets that were contributed to the joint venture was based on a GPCM. The DCF approach utilized a discount rate of 11.75%, based on our estimate of the risk that a theoretical market participant would assign to the business. The projection of future crude volumes gathered and transported was also a key assumption in the DCF approach and was based on projected rig activity on the associated acreage. The GPCM applies market multiples to estimated earnings to derive the fair value. The GPCM values for Oryx Midstream’s Permian Basin business and for our Permian Basin assets that were contributed to the joint venture assumed market multiples ranging from 9.5 to 11.0, which were derived from assumptions of market multiples for similar businesses.

The determination of the fair value of the assets acquired and liabilities assumed was estimated in accordance with the applicable accounting guidance. The analysis was performed based on estimates that are reflective of market participant assumptions. The determination of these values is preliminary, pending finalization of working capital balances, and we expect to finalize our fair value determination in 2022. The following table reflects our preliminary determination of the fair value of those assets and liabilities (in millions):

Identifiable Assets Acquired and Liabilities Assumed	Estimated Useful Lives (in years)	Recognized Amount
Property and equipment	3-30	$1,886
Intangible assets	20	1,247
Investment in unconsolidated entities	N/A	103
Linefill	N/A	5
Working capital and other assets and liabilities	N/A	15
		$3,256

The fair value of the tangible assets is a Level 3 measurement in the fair value hierarchy and was determined using a cost approach based on costs incurred on similar recent construction projects. The fair value of the intangible assets is also a Level 3 measurement in the fair value hierarchy and was determined by applying a discounted cash flow approach. Such approach utilized a discount rate of approximately 16%, based on our estimate of the risk that a theoretical market participant would assign to the respective intangible assets. The projection of future crude oil volumes gathered and transported was also a key assumption in the valuation of the intangible assets and was based on projected rig activity on the associated acreage.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The fair value of intangible assets is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 20 years. The value assigned to such intangible assets will be amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $28 million during the year ended December 31, 2021, and the future amortization expense through 2026 is estimated as follows (in millions):

2022	$142
2023	$138
2024	$127
2025	$117
2026	$106

During the year ended December 31, 2021, we incurred approximately $17 million of transaction-related costs associated with the joint venture formation transaction. Such costs are reflected as a component of “General and administrative expenses” on our Consolidated Statements of Operations.

Quarterly distributions of available cash from the Permian JV to us and Oryx Midstream are subject to a tiered modified sharing arrangement (“MSA”) for up to ten years. Pursuant to the terms of the governing documents for the Permian JV, the MSA will terminate in October 2031, or sooner if Oryx Midstream exercises its right to terminate the MSA at any time by delivery of written notice to us. Upon termination of the MSA, quarterly distributions of available cash will be paid 65% to PAA and 35% to Oryx.

Under the MSA, distributions will be allocated as follows (in millions):

	Available Cash	Distributions Percentages
Tier	Annualized	PAA	Oryx
1	Up to $300	50%	50%
2	$300 - $428	100%	—%
3	$428 - $815	65%	35%
4	$815 and above	70%	30%

Oryx Midstream is a portfolio company of Stonepeak Infrastructure Partners (“Stonepeak”). Affiliates of Stonepeak own approximately 8.9% of our outstanding Series A preferred units, which equates to less than 1% of our outstanding common units and Series A preferred units (our “common unit equivalents”) combined.

Pro Forma and Other Financial Results

Financial results of the Permian JV have been included in the results of operations within the Crude Oil segment since the date of the formation. Disclosure of the revenues and earnings from the Oryx Midstream predecessor business for the period subsequent to the joint venture formation is not practicable as it is not being operated as a standalone subsidiary. The following selected unaudited pro forma results of operations were derived from the historical financial statements of PAA and Oryx Midstream, and gives effect to the joint venture formation as if it had occurred on January 1, 2020. The pro forma results of operations do not include any cost savings or other synergies that may result from the Permian JV or any estimated costs that have been or will be incurred by us to integrate Oryx Midstream’s assets. These results are not necessarily indicative of the results that might have actually occurred had the merger taken place on January 1, 2020; furthermore, this financial information is not intended to be a projection of future results (in millions, except per unit amounts):

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Year ended December 31,
	2021	2020
Total revenues	$42,359	$23,536
Net income/(loss) attributable to PAA	$524	$(2,898)
Net income/(loss) allocated to common unitholders	$324	$(3,098)
Basic and diluted net income/(loss) per common unit	$0.45	$(4.26)

Asset Exchange

In June 2021, we closed on an asset exchange agreement (the “Asset Exchange”) with Inter Pipeline Ltd., through which we acquired additional interests in two straddle plants included in our NGL segment that we currently operate, in exchange for a pipeline and related storage and truck offload facilities previously included in our Crude Oil segment and cash consideration of $32 million, including working capital and other adjustments. We recognized a gain of $106 million on the divestiture of the pipeline and related storage and truck offload facilities, which is included in “(Gains)/losses on asset sales and asset impairments, net” on our Consolidated Statement of Operations, based on the difference between the fair value of the divested assets and their carrying value.

Acquisitions

In February 2020, we acquired Felix Midstream LLC, now known as FM Gathering LLC (“FM Gathering”) from Felix Energy Holdings II, LLC for approximately $300 million, net of working capital and other adjustments. FM Gathering owns and operates a newly constructed crude oil gathering system in the Delaware Basin, with associated crude oil storage and truck offloading capacity, and is supported by a long-term acreage dedication. The assets acquired are included in our Crude Oil segment. This acquisition was accounted for using the acquisition method of accounting and the determination of the fair value of the assets acquired and liabilities assumed was determined in accordance with the applicable accounting guidance. The assets acquired primarily consisted of property and equipment of $115 million and intangible assets of $187 million. The fair value of the tangible assets is a Level 3 measurement in the fair value hierarchy and was determined using a cost approach. The cost approach was based on costs incurred on similar recent construction projects. The fair value of the intangible assets is also a Level 3 measurement in the fair value hierarchy and was determined by applying a discounted cash flow approach. Such approach utilized discount rates varying from 18% to 19%, based on our estimate of the risk that a theoretical market participant would assign to the respective intangible assets.

During the second quarter of 2019, we acquired a crude oil terminal, including tank bottoms and linefill, in Cushing, Oklahoma for cash consideration of $44 million, which was accounted for as an asset acquisition.

Divestitures

In August 2021, we sold our Pine Prairie and Southern Pines natural gas storage facilities, which were included in our Crude Oil segment for periods prior to the sale, for net proceeds of approximately $850 million, including working capital adjustments. Prior to the sale, we classified the assets related to this transaction (primarily “Property and equipment”), valued at the lower of the carrying amount or fair value less costs to sell, of approximately $832 million as assets held for sale with approximately $18 million of deferred losses on hedges remaining in other comprehensive income until the closing of the sale. Upon classification of the assets to held for sale in the second quarter of 2021, we recognized a non-cash impairment loss of $475 million which is included in “(Gains)/losses on asset sales and asset impairments, net” on our Consolidated Statement of Operations.

During the year ended December 31, 2020, we received cash proceeds of $451 million, primarily from the sale of:

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

•certain Los Angeles Basin crude oil terminals previously included in our Crude Oil segment for proceeds of approximately $200 million, subject to certain adjustments;
•certain NGL terminals previously included in our NGL segment for proceeds of approximately $163 million (including $22 million related to a multi-year supply agreement related to the sale), subject to certain adjustments; and
•a 10% ownership interest in Saddlehorn Pipeline Company, LLC (“Saddlehorn”) for proceeds of approximately $78 million, including working capital adjustments (see Note 9 for additional information).

We recognized a loss related to these assets sales of $178 million, including non-cash impairments recognized upon classification to assets held for sale, for the year ended December 31, 2020. Such amount is included in “(Gains)/losses on asset sales and asset impairments, net” on our Consolidated Statement of Operations.

During the year ended December 31, 2019, we sold certain non-core assets for total proceeds of $77 million that primarily consisted of a storage terminal in North Dakota, which is reflected in our Crude Oil segment for the period prior to the sale. For the year ended December 31, 2019, we recognized a net loss related to these asset sales of $16 million, which is comprised of gains of $31 million and losses of $47 million. Such amounts are included in “(Gains)/losses on asset sales and asset impairments, net” on our Consolidated Statement of Operations.

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

Goodwill by segment and changes in goodwill is reflected in the following table (in millions):

	Crude Oil	NGL	Total
Balance at December 31, 2019	$2,300	$240	$2,540
Acquisitions	2	—	2
Goodwill, gross	$2,302	$240	$2,542
Impairments	(2,287)	(228)	(2,515)
Foreign currency translation adjustments	(15)	(12)	(27)
Accumulated impairment losses	(2,302)	(240)	(2,542)
Balance at December 31, 2020	$—	$—	$—

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our investments in unconsolidated entities consisted of the following (in millions, except percentage data):

		Ownership Interest at December 31, 2021	Investment Balance December 31,

Entity (1)	Type of Operation		2021	2020
BridgeTex Pipeline Company, LLC (“BridgeTex”)	Crude Oil Pipeline	20%	$406	$421
Cactus II Pipeline LLC (“Cactus II”)	Crude Oil Pipeline	65%	737	752
Capline Pipeline Company LLC	Crude Oil Pipeline (2)	54%	531	514
Diamond Pipeline LLC (“Diamond”)	Crude Oil Pipeline	50%	464	480
Eagle Ford Pipeline LLC (“Eagle Ford Pipeline”)	Crude Oil Pipeline	50%	363	372
Eagle Ford Terminals Corpus Christi LLC (“Eagle Ford Terminals”)	Crude Oil Terminal and Dock	50%	120	122
OMOG JV LLC (3)	Crude Oil Pipeline	40%	102	—
Saddlehorn	Crude Oil Pipeline	30%	209	208
White Cliffs Pipeline, LLC	Crude Oil Pipeline	36%	171	192
Wink to Webster Pipeline LLC (“W2W Pipeline”) (4)	Crude Oil Pipeline (5)	16%	345	330
Other investments			357	373
Total Investments in Unconsolidated Entities			$3,805	$3,764

(1)The financial results from these entities are reported in our Crude Oil segment.
(2)The Capline pipeline was out of service during 2020 and a majority of 2021 pending the reversal of the pipeline system. The pipeline reversal project was completed with interim service beginning in mid-December 2021 and full service beginning in January 2022.
(3)Our ownership in this entity was acquired as part of the assets contributed by Oryx Midstream in the formation of the Permian JV in October 2021. See Note 7 for additional information.
(4)Although we own less than 20% of W2W Pipeline, we use the equity method to account for the investment because we believe we have significant influence over the financial and operating decisions of the company.
(5)The pipeline system was in partial service during 2021 and another phase of the pipeline construction project was completed in the first quarter of 2022.

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

Red Oak. In June 2019, we formed Red Oak Pipeline LLC (“Red Oak”), a joint venture with a subsidiary of Phillips 66 and in which we own a 50% interest, to develop a new crude oil pipeline project. In 2020, the partners of Red Oak determined that the project would not proceed as previously contemplated. We determined that there was an other-than-temporary impairment of our investment in Red Oak, and we recognized a loss of $69 million related to the write-down of our investment in Red Oak to the estimated residual value of our share of the net assets during the second quarter of 2020.

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

Under applicable accounting rules, the transaction resulted in a “loss of control” of our undivided joint interest, which was derecognized and contributed to Capline LLC. The “loss of control” required us to measure our equity interest in Capline LLC at fair value. At the time of the transaction, our 54% undivided joint interest in the Capline pipeline system had a carrying value of $175 million, which primarily related to property and equipment included in our Crude Oil segment. We determined the fair value of our investment in Capline LLC to be approximately $444 million, resulting in the recognition of a gain of $269 million during the year ended December 31, 2019. Such gain is included in “Gain on/(impairment of) investment in unconsolidated entities, net” on our Consolidated Statement of Operations.

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

Divestitures

Saddlehorn. In February 2020, we sold a 10% ownership interest in Saddlehorn for proceeds of approximately $78 million and have retained a 30% ownership interest. We recorded a gain of approximately $21 million related to this sale, which is included in “Gain on/(impairment of) investments in unconsolidated entities, net” on our Consolidated Statement of Operations. We continue to account for our remaining interest under the equity method of accounting.

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

Contributions

We generally fund our portion of development, construction or capital investment projects of our equity method investees through capital contributions. Our contributions to these entities increase the carrying value of our investments and are reflected in our Consolidated Statements of Cash Flows as cash used in investing activities. During the years ended December 31, 2021, 2020 and 2019, we made cash contributions of $82 million, $445 million and $504 million, respectively, to certain of our equity method investees. In addition, we capitalized interest of $12 million, $16 million and $20 million during the years ended December 31, 2021, 2020 and 2019, respectively, related to contributions to unconsolidated entities for projects under development and construction.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Basis Differences

Our investments in unconsolidated entities exceeded our share of the underlying equity in the net assets of such entities by $223 million and $170 million at December 31, 2021 and 2020, respectively. Such basis differences are included in the carrying values of our investments on our Consolidated Balance Sheets. The portion of the basis differences attributable to depreciable or amortizable assets is amortized on a straight-line basis over the estimated useful life of the related assets, which reduces “Equity earnings in unconsolidated entities” on our Consolidated Statements of Operations. The portion of the basis differences attributable to goodwill is not amortized. The majority of the basis difference at both December 31, 2021 and 2020 was attributable to goodwill related to our ownership interest in BridgeTex and Capline LLC with the remaining basis difference primarily related to capitalized interest incurred during construction of the assets of our unconsolidated entities.

Summarized Financial Information of Unconsolidated Entities

Combined summarized financial information for all of our unconsolidated entities is shown in the tables below (in millions). None of our unconsolidated entities have noncontrolling interests.

	December 31,
	2021	2020
Current assets	$509	$580
Noncurrent assets	$8,879	$8,769
Current liabilities	$366	$343
Noncurrent liabilities	$15	$10

	Year Ended December 31,
	2021	2020	2019
Revenues	$1,320	$1,360	$1,469
Operating income	$505	$828	$994
Net income	$506	$826	$995

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Intangible Assets, Net

Intangible assets, net of accumulated amortization, consisted of the following (in millions):

		December 31, 2021			December 31, 2020
	Estimated Useful Lives (Years)	Cost	Accumulated Amortization	Net	Cost	Accumulated Amortization	Net
Customer contracts and relationships (1)	3 – 31	$2,445	$(510)	$1,935	$1,291	$(519)	$772
Other agreements	1 – 70	36	(11)	25	63	(30)	33
Intangible assets (2)		$2,481	$(521)	$1,960	$1,354	$(549)	$805

(1)The increase in intangible assets related to Customer contracts and relationships in 2021 is associated with the assets acquired in the formation of the Permian JV. See Note 7 for additional information.
(2)We include rights-of-way, which are intangible assets, in our pipeline and related facilities amounts within property and equipment. See Note 6 for a discussion of property and equipment.

Intangible assets that have finite lives are tested for impairment when events or circumstances indicate that the carrying value may not be recoverable. We did not recognize any impairments of finite-lived intangible assets during the three years ended December 31, 2021.

Amortization expense for finite-lived intangible assets for the years ended December 31, 2021, 2020 and 2019 was $122 million, $90 million and $76 million, respectively. We estimate that our amortization expense related to finite-lived intangible assets for the next five years will be as follows (in millions):

2022	$240
2023	$232
2024	$220
2025	$207
2026	$187

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Debt

Debt consisted of the following (in millions):

	December 31, 2021	December 31, 2020
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 0.7% (1)	$—	$547
Senior secured hedged inventory facility, bearing a weighted-average interest rate of 1.2% (1)	—	167
Senior notes:
3.65% senior notes due June 2022 (2)	750	—
Other	72	117
Total short-term debt	822	831

LONG-TERM DEBT
Senior notes:
3.65% senior notes due June 2022	—	750
2.85% senior notes due January 2023	400	400
3.85% senior notes due October 2023	700	700
3.60% senior notes due November 2024	750	750
4.65% senior notes due October 2025	1,000	1,000
4.50% senior notes due December 2026	750	750
3.55% senior notes due December 2029	1,000	1,000
3.80% senior notes due September 2030	750	750
6.70% senior notes due May 2036	250	250
6.65% senior notes due January 2037	600	600
5.15% senior notes due June 2042 (3)	499	499
4.30% senior notes due January 2043 (3)	348	348
4.70% senior notes due June 2044 (3)	687	687
4.90% senior notes due February 2045 (3)	649	649
Unamortized discounts and debt issuance costs	(54)	(62)
Senior notes, net of unamortized discounts and debt issuance costs	8,329	9,071
Other long-term debt:
GO Zone term loans, net of debt issuance costs of $1, bearing a weighted-average interest rate of 1.3% (4)	—	199
Other	69	112
Total long-term debt	8,398	9,382
Total debt (5)	$9,220	$10,213

(1)We classified these commercial paper notes and credit facility borrowings as short-term as of December 31, 2020, as these notes and borrowings were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)In January 2022, we provided notice of our intention to redeem these senior notes on March 1, 2022.
(3)During the year ended December 31, 2020, we repurchased $17 million of our outstanding senior notes on the open market and recognized a gain of $3 million on these transactions, which is included in “Other income/(expense), net” on our Consolidated Statement of Operations.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(4)The GO Zone term loans were initially assumed by one of our subsidiaries in connection with the acquisition of the Southern Pines natural gas storage facility. The loans were repaid in August 2021 in connection with the sale of that facility. See Note 7 for additional information.
(5)Our fixed-rate senior notes had a face value of approximately $9.1 billion at both December 31, 2021 and 2020. We estimated the aggregate fair value of these notes to be approximately $9.9 billion at both December 31, 2021 and 2020. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under our credit facilities, commercial paper program and GO Zone term loans approximates fair value as interest rates reflect current market rates. The fair value estimates for our senior notes, credit facilities, commercial paper program and GO Zone term loans are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Commercial Paper Program

We have a commercial paper program under which we may issue (and have outstanding at any time) up to $2.7 billion in the aggregate of privately placed, unsecured commercial paper notes. Such notes are backstopped by our senior unsecured revolving credit facility and our senior secured hedged inventory facility; as such, any borrowings under our commercial paper program reduce the available capacity under these facilities.

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

GO Zone term loans.  In August 2018, we entered into an agreement for two $100 million term loans (the “GO Zone term loans”) from the remarketing of our $100 million Mississippi Business Finance Corporation Gulf Opportunity Zone Industrial Development Revenue Bonds (PAA Natural Gas Storage, L.P. Project), Series 2009 and our $100 million Mississippi Business Finance Corporation Gulf Opportunity Zone Industrial Development Revenue Bonds (PAA Natural Gas Storage, L.P. Project), Series 2010 (collectively, the “GO Bonds”). The GO Zone term loans accrued interest, based on certain floating rate indices, in accordance with the interest payable on the related GO Bonds as provided in the GO Bonds Indenture pursuant to which such GO Bonds are issued and governed. The GO Zone term loans were repaid in August 2021 in connection with the sale of the Southern Pines natural gas storage facility. See Note 7 for additional information.

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

Senior Notes Issuances. The table below summarizes our issuances of senior unsecured notes during the three years ended December 31, 2021 (in millions):

Year	Description	Maturity	Face Value	Interest Payment Dates
2020	3.80% Senior Notes issued at 99.794% of face value	September 2030	$750	March 15 and September 15

2019	3.55% Senior Notes issued at 99.801% of face value	December 2029	$1,000	June 15 and December 15

Senior Notes Repayments. During the three years ended December 31, 2021, we repaid the following senior unsecured notes in full (in millions):

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

Maturities

The weighted average maturity of our senior notes outstanding at December 31, 2021 was approximately 10 years. The following table presents the aggregate contractually scheduled maturities of such senior notes for the next five years and thereafter. The amounts presented exclude unamortized discounts and debt issuance costs.

Calendar Year	Payment (in millions)
2022	$750
2023	$1,100
2024	$750
2025	$1,000
2026	$750
Thereafter	$4,783

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

The credit agreements for our senior unsecured revolving credit facility and senior secured hedged inventory facility treat a change of control as an event of default and also require us to maintain a debt-to-EBITDA coverage ratio that, on a trailing four-quarter basis, will not be greater than 5.00 to 1.00 (or 5.50 to 1.00 on all outstanding debt during an acquisition period (generally, the period consisting of three fiscal quarters following an acquisition greater than $150 million)). For covenant compliance purposes, Consolidated EBITDA may include certain adjustments, including those for material projects and certain non-recurring expenses. Additionally, letters of credit and borrowings to fund hedged inventory and margin requirements are excluded when calculating the debt coverage ratio.

A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions contained in our credit agreements, our ability to make distributions of available cash is not restricted. As of December 31, 2021, we were in compliance with the covenants contained in our credit agreements and indentures.

Borrowings and Repayments

Total borrowings under our credit facilities and commercial paper program for the years ended December 31, 2021, 2020 and 2019 were approximately $32.5 billion, $29.3 billion and $13.3 billion, respectively. Total repayments under our credit facilities and commercial paper program were approximately $33.2 billion, $29.0 billion and $12.9 billion for the years ended December 31, 2021, 2020 and 2019, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. These letters of credit are issued under our senior unsecured revolving credit facility and our senior secured hedged inventory facility, and our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the crude oil or NGL is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At December 31, 2021 and 2020, we had outstanding letters of credit of $98 million and $129 million, respectively.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12—Partners’ Capital and Distributions

Units Outstanding

At December 31, 2021, partners’ capital consisted of outstanding common units and Series A and Series B preferred units, which represent limited partner interests in us, which give the holders thereof the right to participate in distributions and to exercise the other rights or privileges as outlined in our partnership agreement. Our general partner has a non-economic interest in us.

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

The following table presents the activity for our preferred and common units:

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2018	71,090,468	800,000	726,361,924
Issuances of common units under equity-indexed compensation plans	—	—	1,666,652
Outstanding at December 31, 2019	71,090,468	800,000	728,028,576
Repurchase and cancellation of common units under the Common Equity Repurchase Program	—	—	(6,222,748)
Issuances of common units under equity-indexed compensation plans	—	—	574,588
Outstanding at December 31, 2020	71,090,468	800,000	722,380,416
Repurchase and cancellation of common units under the Common Equity Repurchase Program	—	—	(18,061,583)
Issuances of common units under equity-indexed compensation plans	—	—	672,707
Outstanding at December 31, 2021	71,090,468	800,000	704,991,540

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

We repurchased 18,061,583 and 6,222,748 common units under the Program through open market purchases that settled during the years ended December 31, 2021 and 2020, respectively. The total purchase price of these units was $178 million and $50 million, respectively, including commissions and fees. The repurchased common units were canceled immediately upon acquisition, as were the PAGP Class C shares held by us associated with the repurchased common units. At December 31, 2021, the remaining available capacity under the Program was $272 million.

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

Distributions to Unitholders

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

Preferred Unit Distributions

The following table details distributions paid to our preferred unitholders during the years presented (in millions, except unit data):

	Cash Distributions
Year	Series A Preferred Unitholders	Series B Preferred Unitholders
2021	$149	$49
2020	$149	$49
2019	$149	$49

On February 14, 2022, we paid a cash distribution of $37 million to our Series A preferred unitholders. At December 31, 2021, such amount was accrued as distributions payable in “Other current liabilities” on our Consolidated Balance Sheet. At December 31, 2021, approximately $6 million of accrued distributions payable to our Series B preferred unitholders was included in “Other current liabilities” on our Consolidated Balance Sheet.

Common Unit Distributions

The following table details distributions paid to common unitholders during the years presented (in millions, except per unit data):

	Distributions Paid			Distributions per common unit
Year	Public	AAP	Total
2021	$341	$176	$517	$0.72
2020	$432	$223	$655	$0.90
2019	$632	$372	$1,004	$1.38

On January 10, 2022, we declared a cash distribution of $0.18 per unit on our outstanding common units. The total distribution of $127 million was paid on February 14, 2022 to unitholders of record at the close of business on January 31, 2022, for the period from October 1, 2021 through December 31, 2021. Of this amount, approximately $43 million was paid to AAP.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests in Subsidiaries

As of December 31, 2021, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in the Permian JV and (ii) a 33% interest in Red River Pipeline Company LLC (“Red River LLC”). The transactions resulting in the recognition of such noncontrolling interests are described below.

In October 2021, we formed a joint venture, the Permian JV, with Oryx Midstream. We own 65% of the Permian JV and consolidate based on control, with Oryx Midstream’s 35% interest accounted for as a noncontrolling interest. This transaction resulted in the recognition of partners’ capital attributable to noncontrolling interests of approximately $2.7 billion and an increase to our partners’ capital excluding noncontrolling interests of approximately $605 million. See Note 7 for more details regarding this transaction.

In May 2019, we formed a joint venture, Red River LLC, with Delek Logistics Partners, LP (“Delek”) on our Red River pipeline system. We received approximately $128 million for Delek’s 33% interest in Red River LLC. We consolidate Red River LLC based on control, with Delek’s 33% interest accounted for as a noncontrolling interest.

Noncontrolling Interest Contributions and Distributions

During the years ended December 31, 2021 and 2020, we received contributions from noncontrolling interests in Red River LLC of $1 million and $12 million, respectively, related to the Red River pipeline capacity expansion.

During the years ended December 31, 2021, 2020 and 2019, we paid distributions of $14 million, $10 million and $6 million, respectively, to noncontrolling interests in Red River LLC.

The initial distribution from the Permian JV was paid during the first quarter of 2022, with approximately $54 million paid to noncontrolling interests. Subsequent distributions will be allocated based on the MSA. See Note 7 for additional information.

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

At December 31, 2021 and 2020, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of December 31, 2021, net derivative positions related to these activities included:
•A net long position of 8.4 million barrels associated with our crude oil purchases, which was unwound ratably during January 2022 to match monthly average pricing.
•A net short time spread position of 5.7 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through December 2022.
•A net crude oil basis spread position of 7.3 million barrels at multiple locations through December 2022. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 19.2 million barrels through December 2023 related to anticipated net sales of crude oil and NGL inventory.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of December 31, 2021.

	Notional Volume (Short)/Long	Remaining Tenor
Natural gas purchases	73.4 Bcf	December 2023
Propane sales	(13.7) MMbls	December 2023
Butane sales	(3.3) MMbls	December 2023
Condensate sales	(1.5) MMbls	December 2023
Fuel gas requirements (1)	7.5 Bcf	December 2022
Power supply requirements (1)	0.6 TWh	December 2023

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Year Ended December 31,
	2021	2020	2019
Product sales revenues	$(710)	$(302)	$310
Field operating costs	71	5	14
Net gain/(loss) from commodity derivative activity	$(639)	$(297)	$324

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

	December 31,
	2021	2020
Initial margin	$133	$91
Variation margin posted/(returned)	173	290
Letters of credit	(47)	(63)
Net broker receivable/(payable)	$259	$318

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

	December 31, 2021				December 31, 2020
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$90	$(210)	$259	$139	$71	$(314)	$318	$75
Other long-term assets, net	3	—	—	3	5	—	—	5
Derivative Liabilities
Other current liabilities	4	(24)	—	(20)	9	(40)	—	(31)
Other long-term liabilities and deferred credits	3	(9)	—	(6)	—	(32)	—	(32)
Total	$100	$(243)	$259	$116	$85	$(386)	$318	$17

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

The following table summarizes the terms of our outstanding interest rate derivatives as of December 31, 2021 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2023	1.38%	Cash flow hedge
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/14/2024	0.73%	Cash flow hedge

As of December 31, 2021, there was a net loss of $208 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2054 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of December 31, 2021; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Year Ended December 31,
	2021	2020	2019
Interest rate derivatives, net	$19	$(10)	$(91)

At December 31, 2021, the net fair value of our interest rate hedges, which were included in “Other long-term assets, net” on our Consolidated Balance Sheet, totaled $65 million. At December 31, 2020, the net fair value of these hedges totaled $46 million and was included in “Other long-term assets, net.”

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value on our Consolidated Balance Sheets. This embedded derivative is not designated in a hedging relationship for accounting purposes and corresponding changes in fair value are recognized in “Other income/(expense), net” in our Consolidated Statement of Operations. For the years ended December 31, 2021, 2020 and 2019 we recognized net gains of $14 million, $20 million and $2 million, respectively. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets, totaled less than $1 million and $14 million at December 31, 2021 and 2020, respectively. See Note 12 for additional information regarding our Series A preferred units and the Preferred Distribution Rate Reset Option.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of December 31, 2021				Fair Value as of December 31, 2020
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(17)	$(124)	$(2)	$(143)	$(143)	$(143)	$(15)	$(301)
Interest rate derivatives	—	65	—	65	—	46	—	46
Preferred Distribution Rate Reset Option and Other	—	—	—	—	—	2	(14)	(12)
Total net derivative asset/(liability)	$(17)	$(59)	$(2)	$(78)	$(143)	$(95)	$(29)	$(267)

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

The fair values of our Level 3 physical commodity and other contracts and over-the-counter options are based on valuation models utilizing significant timing estimates, which involve management judgment, and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. We report unrealized gains and losses associated with these contracts in our Consolidated Statements of Operations as Product sales revenues.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Year Ended December 31,
	2021	2020
Beginning Balance	$(29)	$(51)
Net gains/(losses) for the period included in earnings	15	12
Settlements	12	10
Ending Balance	$(2)	$(29)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$15	$12

Note 14—Leases

Lessee
We evaluate all agreements entered into or modified that convey to us the use of property or equipment for a term to determine whether the agreement is or contains a lease. Significant judgment is required when determining whether we obtain the right to direct the use of identified property or equipment. We lease certain property and equipment under noncancelable and cancelable operating and finance leases. Our operating leases primarily relate to railcars, office space, land, vehicles, and storage tanks, and our finance leases primarily relate to tractor trailers, land, storage tanks and vehicles. One of our finance leases is for storage tanks owned by an equity method investee, in which we own a 50% interest. For leases with an initial term of greater than 12 months, we recognize a right-of-use asset and lease liability on the balance sheet. Leases with an initial term of 12 months or less are not recorded on the balance sheet. We have elected the non-lease component separation practical expedient for certain classes of assets where we are the lessee. Our lease agreements have remaining lease terms ranging from one year to approximately 59 years. When applicable, this range includes additional terms associated with leases for which we are reasonably certain to exercise the option to renew and such renewal options are recognized as part of our right-of-use assets and lease liabilities. We have renewal options for leases with terms ranging from one year to 25 years that are not recognized as part of our right-of-use assets or lease liabilities as we have determined we are not reasonably certain to exercise the option to renew.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents components of lease cost, including both amounts recognized in income and amounts capitalized (in millions):

	Year Ended December 31,
Lease Cost	2021	2020	2019
Operating lease cost	$96	$111	$125
Short-term lease cost	19	31	35
Other (1) (2)	14	8	—
Total lease cost	$129	$150	$160

(1)Includes finance lease costs, variable lease costs and sublease income.
(2)Includes approximately $8 million and $6 million for the years ended December 31, 2021 and 2020, respectively, associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

The following table presents information related to cash flows arising from lease transactions (in millions):

	Year Ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$91	$108	$116
Operating cash flows for finance leases	$7	$5	$1
Financing cash flows for finance leases	$11	$19	$18

Non-cash change in lease liabilities arising from obtaining new right-of-use assets or modifications:
Operating leases	$94	$5	$77
Finance leases (1)	$1	$32	$27

(1)Includes $25 million and $12 million for the years ended December 31, 2020 and 2019, respectively, associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

Information related to the weighted-average remaining lease term and discount rate is presented in the table below:

	December 31,
	2021	2020
Weighted-average remaining lease term (in years):
Operating leases	11	12
Finance leases	9	9

Weighted-average discount rate:
Operating leases	4.2%	4.5%
Finance leases	11.6%	11.1%

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the amount and location of our operating and finance lease right-of-use assets and liabilities on our Consolidated Balance Sheets (in millions):

		December 31,
Leases	Balance Sheet Location	2021	2020
Assets
Operating lease right-of-use assets	Long-term operating lease right-of-use assets, net	$393	$378

Finance lease right-of-use assets (1)	Property and equipment	$136	$141
	Accumulated depreciation	(37)	(27)
	Property and equipment, net	$99	$114

Total lease right-of-use assets		$492	$492

Liabilities
Operating lease liabilities
Current	Other current liabilities	$77	$78
Noncurrent	Long-term operating lease liabilities	339	317
Total operating lease liabilities		$416	$395

Finance lease liabilities (1)
Current	Short-term debt	$12	$11
Noncurrent	Other long-term debt, net	59	70
Total finance lease liabilities		$71	$81

Total lease liabilities		$487	$476

(1)Includes right-of-use assets of $33 million and $35 million and lease liabilities of $35 million and $36 million as of December 31, 2021 and 2020, respectively, associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

The following table presents the maturity of undiscounted cash flows for future minimum lease payments under noncancelable leases as of December 31, 2021 reconciled to our lease liabilities on our Consolidated Balance Sheet (amounts in millions):

	Operating	Finance (2)
Future minimum lease payments (1):
2022	$92	$18
2023	75	15
2024	63	14
2025	50	12
2026	38	7
Thereafter	252	60
Total	570	126
Less: Present value discount	(154)	(55)
Lease liabilities	$416	$71

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)Excludes future minimum payments for short-term and other immaterial leases not included on our Consolidated Balance Sheet.
(2)Includes payments of approximately $6 million for each of the years ending 2022 through 2026 and approximately $58 million thereafter associated with leased storage tanks owned by an equity method investee, in which we own a 50% interest.

Lessor

We evaluate all agreements entered into or modified that convey to others the use of property or equipment for a term to determine whether the agreement is or contains a lease. Significant judgment is required when determining whether a customer obtains the right to direct the use of identified property or equipment. The underlying assets associated with these agreements are evaluated for future use beyond the lease term. We have elected the non-lease component separation practical expedient for all classes of assets where we are the lessor.

We enter into agreements to conduct activities associated with (i) providing storage services primarily for crude oil and NGL and (ii) transporting crude oil and NGL. Certain of these agreements convey counterparties the right to direct the operation of physically distinct assets. Such agreements include (i) fixed consideration, which is measured based on an available capacity during the period multiplied by the rate in the agreement, or (ii) a fixed monthly fee and variable consideration based on usage. These agreements often include options to extend or terminate the lease, with advance notice. These agreements are operating leases.

The following table presents our lease revenue for the periods indicated (in millions):

	Year Ended December 31,
	2021	2020	2019
Operating lease revenue (1)	$28	$19	$17

(1)These amounts are included in “Services revenues” on our Consolidated Statements of Operations.

The table below presents the maturity of lease payments for operating lease agreements in effect as of December 31, 2021. This presentation includes minimum fixed lease payments and does not include an estimate of variable lease consideration. These agreements have remaining lease terms ranging from one year to 20 years. The following table presents the undiscounted cash flows expected to be received related to these agreements (in millions):

	2022	2023	2024	2025	2026	Thereafter
Future minimum lease revenue	$29	$22	$20	$20	$20	$197

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

Pursuant to FASB guidance related to accounting for uncertainty in income taxes, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained upon examination by the taxing authorities, based on the technical merits of the tax position and also the past administrative practices and precedents of the taxing authority. As of December 31, 2021 and 2020, we had not recognized any material amounts in connection with uncertainty in income taxes.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. Federal and State Taxes

As an MLP, we are not subject to U.S. federal income taxes; rather the tax effect of our operations is passed through to our unitholders. Although we are subject to state income taxes in some states, the impact to the years ended December 31, 2021, 2020, and 2019 was immaterial.

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

Tax Components

Components of income tax expense are as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Current income tax expense:
State income tax	$2	$—	$3
Canadian federal and provincial income tax	48	51	109
Total current income tax expense	$50	$51	$112

Deferred income tax expense/(benefit):
Canadian federal and provincial income tax	$23	$(70)	$(46)
Total deferred income tax expense/(benefit)	$23	$(70)	$(46)
Total income tax expense/(benefit)	$73	$(19)	$66

The difference between income tax expense based on the statutory federal income tax rate and our effective income tax expense is summarized as follows (in millions):

	Year Ended December 31,
	2021	2020	2019
Income/(loss) before tax	$721	$(2,599)	$2,246
Partnership (earnings)/loss not subject to current Canadian tax	(370)	2,221	(1,769)
	$351	$(378)	$477
Canadian federal and provincial corporate tax rate	24%	24%	26%
Income tax expense/(benefit) at statutory rate	$84	$(91)	$124

Canadian permanent differences and rate changes	$(13)	$72	$(61)
State income tax	2	—	3
Total income tax expense/(benefit)	$73	$(19)	$66

The Canadian permanent differences and rate changes for the year ended December 31, 2020 primarily related to an impairment of goodwill that was recognized during the year. A portion of the goodwill that was impaired had no basis for Canadian income tax purposes and thus was not a deductible expense in determining taxable income, resulting in a permanent difference for Canadian tax purposes. See Note 8 for additional information regarding this impairment.

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

Deferred tax assets and liabilities are aggregated by the applicable tax paying entity and jurisdiction and result from the following (in millions):

	December 31,
	2021	2020
Deferred tax assets:
Derivative instruments	$39	$45
Lease liabilities	48	39
Net operating losses	2	2
Other	17	16
Total deferred tax assets	106	102

Deferred tax liabilities:
Property and equipment in excess of tax values	(531)	(475)
Lease assets	(47)	(38)
Other	(3)	(3)
Total deferred tax liabilities	(581)	(516)
Net deferred tax liabilities	$(475)	$(414)

Balance sheet classification of deferred tax assets/(liabilities):
Other long-term assets, net	$2	$2
Other long-term liabilities and deferred credits	(477)	(416)
	$(475)	$(414)

As of December 31, 2021, we had foreign net operating loss carryforwards of $9 million, which will expire beginning in 2034.

Generally, tax returns for our Canadian entities are open to audit from 2017 through 2021. Our U.S. and state tax years are generally open to examination from 2018 to 2021.

As of December 31, 2021, in reference to tax years 2008 to 2016, we had received notices of reassessment (“notices”) from the Canada Revenue Agency and the Alberta Tax and Revenue Administration (the “Canadian Tax Authorities”) related primarily to transfer pricing associated with cross-border intercompany financing transactions. These notices include assessments, including penalties and interest, associated with these transfer pricing matters totaling approximately $120 million (based on the exchange rate as of December 31, 2021). Payment of a portion of the assessment is required in order to file a notice of objection to dispute the reassessment. Accordingly, we have remitted approximately $101 million (based on the exchange rate as of December 31, 2021) related to the assessments, which is included in “Other long-term assets, net,” on our Consolidated Balance Sheets. We disagree with these notices and have contested the reassessments. We intend to vigorously defend our position, and we plan to pursue all remedies available to us to successfully resolve these matters, including administrative remedies with the Canadian Tax Authorities, and judicial remedies, if necessary. As of December 31, 2021, we believe that our tax position associated with these matters is “more likely than not” to be sustained and have not recognized any amounts for uncertainty in income taxes related to these notices.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16—Major Customers and Concentration of Credit Risk

ExxonMobil Corporation and its subsidiaries accounted for 15%, 12% and 12% of our revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Marathon Petroleum Corporation and its subsidiaries accounted for 12%, 13% and 12% of our revenues for the years ended December 31, 2021, 2020 and 2019, respectively. BP p.l.c. and its subsidiaries accounted for 10% of our revenues for the year ended December 31, 2021. Phillips 66 Company and its subsidiaries accounted for 11% of our revenues for the year ended December 31, 2019. No other customers accounted for 10% or more of our revenues during any of the three years ended December 31, 2021. The majority of revenues from these customers pertain to our Crude Oil segment merchant activities, and sales to these customers occur at multiple locations. If we were to lose one or more of these customers, there is risk that we would not be able to identify and access a replacement market at a comparable margin.

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

Note 17—Related Party Transactions

Ownership of PAGP Class C Shares

As of December 31, 2021 and 2020, we owned 534,596,831 and 547,717,762, respectively, Class C shares of PAGP. Each Class C share represents a non-economic limited partner interest in PAGP. The number of Class C shares that we own is equal to the number of outstanding common units and Series A preferred units that are entitled to vote, pro rata with the holders of PAGP Class A and Class B shares, for the election of eligible PAGP GP directors. The Class C shares function as a “pass-through” voting mechanism through which we vote at the direction of and as proxy for our common unitholders and Series A preferred unitholders in such director elections. Common units held by AAP and Series B preferred units are not entitled to vote in the election of directors.

Reimbursement of Our General Partner and its Affiliates

Our general partner provides services necessary to manage and operate our business, properties and assets, including employing or retaining personnel. We do not pay our general partner a management fee, but we do reimburse our general partner for all direct and indirect costs it incurs or payments it makes on our behalf, including the costs of employee, officer and director compensation and benefits allocable to us as well as all other expenses necessary or appropriate to the conduct of our business. We record these costs on the accrual basis in the period in which our general partner incurs them. Our partnership agreement provides that our general partner will determine the expenses that are allocable to us in any reasonable manner determined by our general partner in its sole discretion. Total costs reimbursed by us to our general partner for the years ended December 31, 2021, 2020 and 2019 were $467 million, $553 million and $580 million, respectively.

Omnibus Agreement

The Plains Entities entered into an Omnibus Agreement on November 15, 2016, which provides for the following:

•that we will pay all direct or indirect expenses of any of the PAGP Entities, other than income taxes (including, but not limited to, (i) compensation for the directors of PAGP GP, (ii) director and officer liability insurance, (iii) listing exchange fees, (iv) investor relations expenses and (v) fees related to legal, tax, financial advisory and accounting services). We paid $5 million, $5 million and $4 million during the years ended December 31, 2021, 2020 and 2019, respectively;

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

Transactions with Other Related Parties

Our other related parties include (i) principal owners and their affiliated entities and (ii) entities in which we hold investments and account for under the equity method of accounting (see Note 9 for information regarding such entities). We recognize as our principal owners entities that have a designated representative on the board of directors of PAGP GP and/or own greater than 10% of the limited partner interests in AAP. Such limited partner interests in AAP translate into a significantly smaller indirect ownership interest in PAA. We also consider subsidiaries or funds identified as affiliated with principal owners to be related parties. As of December 31, 2021, no entities met the criteria to be recognized as a principal owner.

Through various transactions by an affiliate of The Energy & Minerals Group (“EMG”) in May 2019, EMG’s limited partner interest in AAP was significantly reduced, which caused EMG to lose its right to designate a representative on the board of directors of PAGP GP. Additionally, as a result of various transactions by Occidental Petroleum Corporation or its subsidiaries (“Oxy”) in September 2019, Oxy no longer holds a limited partner interest in AAP and lost its right to designate a representative on the board of directors of PAGP GP. Following these transactions, we no longer recognize EMG or Oxy as a principal owner.

In August 2021, the board of directors of PAGP GP approved and adopted an amendment to PAGP GP’s limited liability company agreement (the “Amendment”) which eliminated all previously negotiated “director designation” rights and requires that all directors be subject to public election, including Kayne Anderson Capital Advisors, L.P.’s (“Kayne Anderson”) legacy contractual right to designate an individual to serve on the PAGP GP board without being subject to public election. The Amendment also eliminated all previously negotiated rights, including Kayne Anderson’s right, to appoint a PAGP GP board observer under certain circumstances. As a result of these changes, we no longer recognize Kayne Anderson and its affiliates as related parties.

During the three years ended December 31, 2021, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from our related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Consolidated Statements of Operations from these transactions is included below (in millions):

	Year Ended December 31,
	2021	2020	2019
Revenues from related parties (1)	$33	$46	$692

Purchases and related costs from related parties (1)	$385	$451	$223

(1)Crude oil purchases that are part of inventory exchanges under buy/sell transactions are netted with the related sales, with any margin presented in “Purchases and related costs” in our Consolidated Statements of Operations.

Our receivable and payable amounts with these related parties as reflected on our Consolidated Balance Sheets were as follows (in millions):

	December 31,
	2021	2020
Trade accounts receivable and other receivables, net from related parties (1)	$41	$34

Trade accounts payable to related parties (1) (2)	$72	$88

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

Note 18—Equity-Indexed Compensation Plans

Our equity-indexed compensation plans primarily include LTIPs. Although other types of awards are contemplated under certain of the LTIPs, currently outstanding awards are limited to “phantom units,” which mature into the right to receive common units of PAA (or cash equivalent) upon vesting, and “tracking units,” which, upon vesting, represent the right to receive a cash payment in an amount based upon the market value of a PAA common unit at the time of vesting. Some awards also include DERs, which, subject to applicable vesting criteria, entitle the grantee to a cash payment equal to the cash distribution paid on an outstanding PAA common unit. The DERs terminate with the vesting or forfeiture of the underlying LTIP award.

Plains All American 2021 Long-Term Incentive Plan. In May 2021, PAA unitholders approved the Plains All American 2021 Long-Term Incentive Plan, which amends, restates, and renames the Plains All American 2013 Long-Term Incentive Plan and authorizes an incremental 20 million PAA common units deliverable upon vesting of awards granted under the plan.

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

Our LTIP awards contain (i) time-based vesting criteria, (ii) performance conditions, (iii) market conditions or (iv) a combination of time-based vesting criteria and performance conditions. For awards with performance conditions, expense is accrued over the service period only if the performance condition is considered probable of occurring. When awards with performance conditions that were previously considered improbable become probable, we incur additional expense in the period that the probability assessment changes. This is necessary to bring the accrued obligation associated with these awards up to the level it would have been if we had been accruing for these awards since the grant date. For awards with market conditions, the probable outcomes are determined on the respective dates that the fair values are calculated, and the resulting expense is accrued over the service period.

The following is a summary of the awards authorized under our LTIPs as of December 31, 2021 (in millions):

LTIP	LTIP Awards Authorized
Plains All American 2021 Long-Term Incentive Plan	28.8
Plains All American PNG Successor Long-Term Incentive Plan	1.3
Plains All American GP LLC 2006 Long-Term Incentive Tracking Unit Plan	13.4
Total (1)	43.5

(1)Of the 43.5 million total awards authorized, 22.7 million awards are currently available. The remaining balance has already vested or is currently outstanding.

As of December 31, 2021, 10.7 million LTIP awards were outstanding. Of the awards outstanding, 7.6 million include associated DERs. At December 31, 2021, certain of the outstanding LTIP awards were considered probable of vesting and such awards are expected to vest at various dates between January 2022 and August 2026. As of December 31, 2021, the outstanding awards that are considered probable of vesting have a remaining unrecognized fair value of approximately $44 million.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 19—Commitments and Contingencies

Commitments

We have commitments, some of which are leases, related to real property, equipment and operating facilities. We also incur costs associated with leased land, rights-of-way, permits and regulatory fees. Future noncancelable commitments related to these items at December 31, 2021 are summarized below (in millions):

	2022	2023	2024	2025	2026	Thereafter	Total
Leases (1)	$110	$90	$77	$62	$45	$312	$696
Other commitments (2)	327	307	298	282	211	624	2,049
Total	$437	$397	$375	$344	$256	$936	$2,745

(1)Includes both operating and finance leases as defined by FASB guidance. Leases are primarily for (i) railcars, (ii) office space, (iii) land, (iv) vehicles, (v) storage tanks and (vi) tractor trailers. See Note 14 for additional information.
(2)Primarily includes storage, transportation and pipeline throughput agreements, as well as certain rights-of-way easements. Expense associated with our storage, transportation and pipeline throughput agreements was approximately $270 million, $265 million and $236 million for 2021, 2020 and 2019, respectively. A majority of the storage, transportation and pipeline throughput commitments are associated with agreements to store crude oil at facilities and transport crude oil on pipelines owned by equity method investees, in which we own a 50% interest, at posted tariff rates or prices that we believe approximate market. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.

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

Environmental — General

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

At December 31, 2021, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) totaled $57 million, of which $11 million was classified as short-term and $46 million was classified as long-term. At December 31, 2020, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident) totaled $55 million, of which $8 million was classified as short-term and $47 million was classified as long-term. Such short-term liabilities are reflected in “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Consolidated Balance Sheets. At December 31, 2021 and 2020, we had recorded receivables (excluding receivables related to the Line 901 incident) totaling $11 million and $6 million, respectively, for amounts probable of recovery under insurance and from third parties under indemnification agreements, $1 million of which for each period is reflected in “Other long-term assets, net” and the remainder is reflected in “Trade accounts receivable and other receivables, net” on our Consolidated Balance Sheets.

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

Following an investigation and grand jury proceedings, in May of 2016, PAA was charged by a California state grand jury, pursuant to an indictment filed in California Superior Court, Santa Barbara County (the “May 2016 Indictment”), with alleged violations of California law in connection with the Line 901 incident. Fifteen charges from the May 2016 Indictment were the subject of a jury trial in California Superior Court in Santa Barbara County, and the jury returned a verdict on September 7, 2018, pursuant to which we were (i) found guilty on one felony discharge count and eight misdemeanor counts (which included one reporting count, one strict liability discharge count and six strict liability animal takings counts) and (ii) found not guilty on one strict liability animal takings count. The remaining counts were subsequently dismissed by the Court. On April 25, 2019, PAA was sentenced to pay fines and penalties in the aggregate amount of just under $3.35 million for the convictions covered by the September 2018 jury verdict (the “2019 Sentence”). The fines and penalties imposed in connection with the 2019 Sentence have been paid. In September 2021, the Superior Court concluded a series of hearings on the issue of whether there were any “direct victims” of the spill that are entitled to restitution under applicable criminal law. Through a series of final orders issued at the trial court level and without affecting any rights of the claimants under civil law, the Court dismissed the vast majority of the claims and ruled that the claimants were not entitled to restitution under applicable criminal laws. The Court did award an aggregate amount of less than $150,000 to a handful of claimants and we settled with approximately 40 claimants before the hearings for aggregate consideration that is not material. The prosecution has appealed the Court’s rulings.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We received a number of claims through the claims line and we have processed those claims and made payments as appropriate. Nine class action lawsuits were filed against us; however, after various claims were either dismissed or consolidated, two proceedings remain pending in the United States District Court for the Central District of California. In the first proceeding, the plaintiffs claim two different classes of claimants were damaged by the release: (i) commercial fishermen who landed fish in certain specified fishing blocks in the waters off the coast of Southern California or persons or businesses who resold commercial seafood caught in those areas; and (ii) owners and lessees of residential beachfront properties, or properties with a private easement to a beach, where plaintiffs claim oil from the spill washed up. We are vigorously defending against those claims. This case is set for trial to begin in June of 2022. In the second proceeding, the plaintiffs seek a declaratory judgment that Plains’ right-of-way agreements would not allow Plains to lay a new pipeline to replace Line 901 and/or the non-operating segment of Line 903 without paying additional compensation. No trial date has been set in that action.

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

Taking the foregoing into account, as of December 31, 2021, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $495 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree and certain third-party claims settlements, as well as estimates for certain legal fees. We accrue such estimates of aggregate total costs to “Field operating costs” in our Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third-party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

As of December 31, 2021, we had a remaining undiscounted gross liability of $103 million related to this event, which is reflected in “Trade accounts payable” and “Other current liabilities” on our Consolidated Balance Sheet. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities. Subject to such exclusions and deductibles, we believe that our coverage is adequate to cover the current estimated total emergency response and clean-up costs, claims settlement costs and remediation costs and we believe that this coverage is also adequate to cover any potential increase in the estimates for these costs that exceed the amounts currently identified. Through December 31, 2021, we had collected, subject to customary reservations, $250 million out of the approximate $355 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of December 31, 2021, we have recognized a receivable of approximately $105 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Such amount is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Consolidated Balance Sheet. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as legal, professional and regulatory costs during future periods.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 20—Segment Information

During the fourth quarter of 2021, we effected changes in the primary financial information provided to our CODM (our Chief Executive Officer) for assessing performance and allocating resources to present two operating segments, Crude Oil and NGL. Prior to the fourth quarter of 2021, this information was organized into three operating segments: Transportation, Facilities and Supply and Logistics. The change in our segments is reflective of a change in how our CODM views our business and stems primarily from (i) a multi-year transition in the midstream energy industry driven by increased competition that has reduced the stand alone earnings opportunities of our supply and logistics activities such that those activities now primarily support our effort to increase the utilization of our Crude Oil and NGL assets and (ii) internal changes regarding the oversight and reporting of our assets and related results of operations. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure.

Our operating segments, which are also our reportable segments, are organized by product as our Crude Oil and NGL businesses are generally impacted by different market fundamentals and require the use of different assets and business strategies. The Crude Oil segment includes our crude oil pipelines, crude oil storage and marine terminals and related crude oil marketing activities. The NGL segment includes our NGL pipelines, NGL storage, natural gas processing and NGL fractionation facilities and related NGL marketing activities. In our historical segment reporting, our marketing activities were presented separately from our other operating activities. Our crude oil and NGL marketing activities are now included in the respective reporting segments as their primary purpose is to support the utilization of our assets by entering into transactions that facilitate increased volumes handled by our assets, resulting in additional earnings for each of our segments.

Our CODM evaluates segment performance based on measures including Segment Adjusted EBITDA (as defined below) and maintenance capital. The measure of Segment Adjusted EBITDA forms the basis of our internal financial reporting and is the primary performance measure used by our CODM in assessing performance and allocating resources among our operating segments. We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus (d) our proportionate share of the depreciation and amortization expense of unconsolidated entities, further adjusted (e) for certain selected items including (i) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are related to investing activities (such as the purchase of linefill) and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of the applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance and (f) to exclude the portion of all preceding items that is attributable to noncontrolling interests (“Adjusted EBITDA attributable to noncontrolling interests”).

During the fourth quarter of 2021, we modified our definition of Segment Adjusted EBITDA to exclude amounts attributable to noncontrolling interests. In connection with the Permian JV formation in October 2021, our CODM determined this modification resulted in amounts that were more meaningful to evaluate segment performance. Amounts attributable to noncontrolling interests for periods prior have been recast to reflect this modification.

Segment Adjusted EBITDA excludes depreciation and amortization. As an MLP, we make quarterly distributions of our “available cash” (as defined in our partnership agreement) to our unitholders. We look at each period’s earnings before non-cash depreciation and amortization as an important measure of segment performance. The exclusion of depreciation and amortization expense could be viewed as limiting the usefulness of Segment Adjusted EBITDA as a performance measure because it does not account in current periods for the implied reduction in value of our capital assets, such as pipelines and facilities, caused by age-related decline and wear and tear. We compensate for this limitation by recognizing that depreciation and amortization are largely offset by repair and maintenance investments, which act to partially offset the aging and wear and tear in the value of our principal fixed assets. These maintenance investments are a component of field operating costs included in Segment Adjusted EBITDA or in maintenance capital, depending on the nature of the cost. Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as investment capital. Capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as maintenance capital, which is deducted in determining “available cash.” Repair and maintenance expenditures incurred in order to maintain the day to day operation of our existing assets are charged to expense as incurred. Assets are not reviewed by our CODM on a segmented basis; therefore, such information is not presented.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain financial data for each segment (in millions):

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Year Ended December 31, 2021
Revenues (1):
Product sales	$39,395	$1,829	$(341)	$40,883
Services	1,075	139	(19)	1,195
Total revenues	$40,470	$1,968	$(360)	$42,078
Equity earnings in unconsolidated entities	$274	$—		$274
Segment Adjusted EBITDA	$1,909	$285		$2,194
Investment and acquisition capital expenditures (2) (3)	$212	$57		$269
Maintenance capital expenditures (3)	$100	$68		$168

As of December 31, 2021
Investments in unconsolidated entities	$3,805	$—		$3,805

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Year Ended December 31, 2020
Revenues (1):
Product sales	$21,089	$1,218	$(249)	$22,058
Services	1,110	142	(20)	1,232
Total revenues	$22,199	$1,360	$(269)	$23,290
Equity earnings in unconsolidated entities	$355	$—		$355
Segment Adjusted EBITDA	$2,216	$327		$2,543
Investment and acquisition capital expenditures (2) (3)	$1,182	$49		$1,231
Maintenance capital expenditures (3)	$171	$45		$216

As of December 31, 2020
Investments in unconsolidated entities	$3,764	$—		$3,764

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Year Ended December 31, 2019
Revenues (1):
Product sales	$30,375	$2,302	$(405)	$32,272
Services	1,280	137	(20)	1,397
Total revenues	$31,655	$2,439	$(425)	$33,669
Equity earnings in unconsolidated entities	$388	$—		$388
Segment Adjusted EBITDA	$2,753	$467		$3,220
Investment and acquisition capital expenditures (2) (3)	$1,332	$58		$1,390
Maintenance capital expenditures (3)	$248	$39		$287

As of December 31, 2019
Investments in unconsolidated entities	$3,683	$—		$3,683

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

(1)Segment revenues include intersegment amounts that are eliminated in Purchases and related costs. Intersegment activities are conducted at posted tariff rates where applicable, or otherwise at rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed or renegotiated.
(2)Investment and acquisition capital expenditures, including investments in unconsolidated entities.
(3)These amounts combined represent total capital expenditures.

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income/(loss) attributable to PAA (in millions):

	Year Ended December 31,
	2021	2020	2019
Segment Adjusted EBITDA	$2,194	$2,543	$3,220
Adjustments (1):
Depreciation and amortization of unconsolidated entities (2)	(123)	(73)	(62)
Gains/(losses) from derivative activities and inventory valuation adjustments (3)	271	(480)	(160)
Long-term inventory costing adjustments (4)	94	(44)	20
Deficiencies under minimum volume commitments, net (5)	7	(74)	18
Equity-indexed compensation expense (6)	(19)	(19)	(17)
Net gain/(loss) on foreign currency revaluation (7)	4	3	(14)
Line 901 incident (8)	(15)	—	(10)
Significant transaction-related expenses (9)	(16)	(3)	—
Adjusted EBITDA attributable to noncontrolling interests (10)	94	14	10
Depreciation and amortization	(774)	(653)	(601)
Gains/(losses) on asset sales and asset impairments, net	(592)	(719)	(28)
Goodwill impairment losses	—	(2,515)	—
Gain on/(impairment of) investments in unconsolidated entities, net	2	(182)	271
Interest expense, net	(425)	(436)	(425)
Other income, net	19	39	24
Income/(loss) before tax	721	(2,599)	2,246
Income tax (expense)/benefit	(73)	19	(66)
Net income/(loss)	648	(2,580)	2,180
Net income attributable to noncontrolling interests	(55)	(10)	(9)
Net income/(loss) attributable to PAA	$593	$(2,590)	$2,171

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
(6)Our total equity-indexed compensation expense includes expense associated with awards that will be settled in units and awards that will be settled in cash. The awards that will be settled in units are included in our diluted net income per unit calculation when the applicable performance criteria have been met. We exclude compensation expense associated with these awards in determining Segment Adjusted EBITDA as the dilutive impact of the outstanding awards is included in our diluted net income per unit calculation, as applicable. The portion of compensation expense associated with awards that will settle in cash is not excluded in determining Segment Adjusted EBITDA. See Note 18 for information regarding our equity-indexed compensation plans.
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
(9)Includes expenses associated with the Permian JV transaction in 2021 and the Felix Midstream LLC acquisition in 2020. See Note 7 for additional discussion. An adjustment for these non-recurring expenses is included in the calculation of Segment Adjusted EBITDA for the years ended December 31, 2021 and 2020 as our CODM does not view such expenses as integral to understanding our core segment operating performance.
(10)Reflects amounts attributable to noncontrolling interests in the Permian JV (beginning October 2021) and Red River LLC.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Geographic Data

We have operations in the United States and Canada. Set forth below are revenues and long-lived assets attributable to these geographic areas (in millions):

	Year Ended December 31,
Revenues (1)	2021	2020	2019
United States	$34,458	$17,942	$27,162
Canada	7,620	5,348	6,507
	$42,078	$23,290	$33,669

(1)Revenues are primarily attributed to each region based on where the services are provided or the product is shipped.

	December 31,
Long-Lived Assets (1)	2021	2020
United States	$18,273	$16,887
Canada	4,094	3,892
	$22,367	$20,779

(1)Excludes long-term derivative assets, long-term deferred tax assets and goodwill.