Form 10-Q
period 2022-03-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2022-05-10
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of April 29, 2022, there were 702,668,178 Common Units outstanding.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$114	$449
Trade accounts receivable and other receivables, net	7,136	4,705
Inventory	527	783
Other current assets	320	200
Total current assets	8,097	6,137

PROPERTY AND EQUIPMENT	19,399	19,257
Accumulated depreciation	(4,535)	(4,354)
Property and equipment, net	14,864	14,903

OTHER ASSETS
Investments in unconsolidated entities	3,807	3,805
Intangible assets, net	1,901	1,960
Linefill	919	907
Long-term operating lease right-of-use assets, net	387	393
Long-term inventory	374	253
Other long-term assets, net	293	251
Total assets	$30,642	$28,609

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$6,867	$4,810
Short-term debt	900	822
Other current liabilities	803	600
Total current liabilities	8,570	6,232

LONG-TERM LIABILITIES
Senior notes, net	7,931	8,329
Other long-term debt, net	55	69
Long-term operating lease liabilities	331	339
Other long-term liabilities and deferred credits	901	830
Total long-term liabilities	9,218	9,567

COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS’ CAPITAL
Series A preferred unitholders (71,090,468 and 71,090,468 units outstanding, respectively)	1,505	1,505
Series B preferred unitholders (800,000 and 800,000 units outstanding, respectively)	787	787
Common unitholders (702,668,178 and 704,991,540 units outstanding, respectively)	7,751	7,680
Total partners’ capital excluding noncontrolling interests	10,043	9,972
Noncontrolling interests	2,811	2,838
Total partners’ capital	12,854	12,810
Total liabilities and partners’ capital	$30,642	$28,609
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
REVENUES
Product sales revenues	$13,381	$8,083
Services revenues	313	300
Total revenues	13,694	8,383

COSTS AND EXPENSES
Purchases and related costs	12,785	7,392
Field operating costs	346	219
General and administrative expenses	82	67
Depreciation and amortization	230	177
(Gains)/losses on asset sales and asset impairments, net	(42)	2
Total costs and expenses	13,401	7,857

OPERATING INCOME	293	526

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	97	88
Interest expense (net of capitalized interest of $1 and $5, respectively)	(107)	(107)
Other expense, net	(37)	(60)

INCOME BEFORE TAX	246	447
Current income tax expense	(19)	(1)
Deferred income tax expense	(2)	(23)

NET INCOME	225	423
Net income attributable to noncontrolling interests	(38)	(1)
NET INCOME ATTRIBUTABLE TO PAA	$187	$422

NET INCOME PER COMMON UNIT (NOTE 4):
Net income allocated to common unitholders — Basic and Diluted	$137	$371
Basic and diluted weighted average common units outstanding	705	722
Basic and diluted net income per common unit	$0.19	$0.51

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
Net income	$225	$423
Other comprehensive income	74	108
Comprehensive income	299	531
Comprehensive income attributable to noncontrolling interests	(38)	(1)
Comprehensive income attributable to PAA	$261	$530

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2021	$(208)	$(642)	$(3)	$(853)

Reclassification adjustments	3	—	—	3
Unrealized gain on hedges	32	—	—	32
Currency translation adjustments	—	40	—	40
Other	—	—	(1)	(1)
Total period activity	35	40	(1)	74
Balance at March 31, 2022	$(173)	$(602)	$(4)	$(779)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2020	$(258)	$(657)	$(3)	$(918)

Reclassification adjustments	3	—	—	3
Unrealized gain on hedges	68	—	—	68
Currency translation adjustments	—	37	—	37
Total period activity	71	37	—	108
Balance at March 31, 2021	$(187)	$(620)	$(3)	$(810)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$225	$423
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	230	177
(Gains)/losses on asset sales and asset impairments, net	(42)	2
Deferred income tax expense	2	23
Change in fair value of Preferred Distribution Rate Reset Option (Note 8)	44	67
Equity earnings in unconsolidated entities	(97)	(88)
Distributions on earnings from unconsolidated entities	96	110
Other	4	6
Changes in assets and liabilities, net of acquisitions	(122)	71
Net cash provided by operating activities	340	791

CASH FLOWS FROM INVESTING ACTIVITIES
Investments in unconsolidated entities	(3)	(35)
Additions to property, equipment and other	(101)	(97)
Proceeds from sales of assets	53	21
Cash paid for purchases of linefill	(39)	—
Other investing activities	9	3
Net cash used in investing activities	(81)	(108)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under commercial paper program (Note 6)	382	(410)
Net repayments under senior secured hedged inventory facility (Note 6)	—	(166)
Repayments of senior notes	(750)	—
Repurchase of common units (Note 7)	(25)	(3)
Distributions paid to Series A preferred unitholders (Note 7)	(37)	(37)
Distributions paid to common unitholders (Note 7)	(127)	(130)
Distributions paid to noncontrolling interests (Note 7)	(59)	(6)
Other financing activities	19	65
Net cash used in financing activities	(597)	(687)

Effect of translation adjustment	3	—

Net decrease in cash and cash equivalents and restricted cash	(335)	(4)
Cash and cash equivalents and restricted cash, beginning of period	453	60
Cash and cash equivalents and restricted cash, end of period	$118	$56

Cash paid for:
Interest, net of amounts capitalized	$74	$65
Income taxes, net of amounts refunded	$23	$24

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2021	$1,505	$787	$7,680	$9,972	$2,838	$12,810
Net income	37	12	138	187	38	225
Distributions (Note 7)	(37)	(12)	(127)	(176)	(59)	(235)
Other comprehensive income	—	—	74	74	—	74
Repurchase of common units (Note 7)	—	—	(25)	(25)	—	(25)
Other	—	—	11	11	(6)	5
Balance at March 31, 2022	$1,505	$787	$7,751	$10,043	$2,811	$12,854

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2020	$1,505	$787	$7,301	$9,593	$145	$9,738
Net income	37	12	373	422	1	423
Distributions	(37)	(12)	(130)	(179)	(6)	(185)
Other comprehensive income	—	—	108	108	—	108
Repurchase of common units (Note 7)	—	—	(3)	(3)	—	(3)
Contributions from noncontrolling interests	—	—	—	—	1	1
Other	—	—	2	2	—	2
Balance at March 31, 2021	$1,505	$787	$7,651	$9,943	$141	$10,084

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

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of March 31, 2022, AAP also owned a limited partner interest in us through its ownership of approximately 241.5 million of our common units (approximately 31% of our total outstanding common units and Series A preferred units combined). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at March 31, 2022, owned an approximate 81% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2021 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAA and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2022 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation, including the reclassifications discussed below.

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reclassification of Prior Period Information

During the fourth quarter of 2021, we effected changes in the primary financial information provided to our CODM (our Chief Executive Officer) for assessing performance and allocating resources to present two operating segments, Crude Oil and NGL. Prior to the fourth quarter of 2021, this information was organized into three operating segments: Transportation, Facilities and Supply and Logistics. See Note 11 for further discussion of our operating segments. In connection with this change, we changed the presentation of Revenues on our Condensed Consolidated Statements of Operations. “Product sales revenues” include amounts that were previously presented as “Supply and Logistics segment revenues,” while “Services revenues” includes amounts previously presented as “Transportation segment revenues” and “Facilities segment revenues.”

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

	March 31, 2022	December 31, 2021
Cash and cash equivalents	$114	$449
Restricted cash (1)	4	4
Total cash and cash equivalents and restricted cash	$118	$453

(1)Included in “Other current assets” on our Condensed Consolidated Balance Sheets.

Recent Accounting Pronouncements

Except as discussed below and in our 2021 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2022 that are of significance or potential significance to us.

In August 2020, the FASB issued ASU 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies accounting for certain financial instruments with characteristics of liabilities and equity, including convertible instruments and contracts on an entity’s own equity, by eliminating two of the three models that require separate accounting for embedded conversion features and the settlement assessment that entities are required to perform to determine whether a contract qualifies for equity classification. This guidance is effective for interim and annual periods beginning after December 15, 2021, with early adoption permitted. We adopted this guidance effective January 1, 2022, and our adoption did not have a material impact on our financial position, results of operations or cash flows.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3—Revenues and Accounts Receivable

Revenue Recognition

We disaggregate our revenues by segment and type of activity. These categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. See Note 3 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for additional information regarding our types of revenues and policies for revenue recognition.

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Three Months Ended March 31,
	2022	2021
Crude Oil segment revenues from contracts with customers
Sales	$12,857	$7,726
Transportation	155	90
Terminalling, Storage and Other	90	130
Total Crude Oil segment revenues from contracts with customers	$13,102	$7,946

	Three Months Ended March 31,
	2022	2021
NGL segment revenues from contracts with customers
Sales	$845	$772
Transportation	9	7
Terminalling, Storage and Other	25	22
Total NGL segment revenues from contracts with customers	$879	$801

Reconciliation to Total Revenues of Reportable Segments. The following disclosures only include information regarding revenues associated with consolidated entities; revenues from entities accounted for by the equity method are not included. The following tables present the reconciliation of our revenues from contracts with customers to total revenues of reportable segments and total revenues as disclosed in our Condensed Consolidated Statements of Operations (in millions):

Three Months Ended March 31, 2022	Crude Oil	NGL	Total
Revenues from contracts with customers	$13,102	$879	$13,981
Other items in revenues	(23)	(144)	(167)
Total revenues of reportable segments	$13,079	$735	$13,814
Intersegment revenue elimination			(120)
Total revenues			$13,694

Three Months Ended March 31, 2021	Crude Oil	NGL	Total
Revenues from contracts with customers	$7,946	$801	$8,747
Other items in revenues	(93)	(162)	(255)
Total revenues of reportable segments	$7,853	$639	$8,492
Intersegment revenue elimination			(109)
Total revenues			$8,383

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

Counterparty Deficiencies	Financial Statement Classification	March 31, 2022	December 31, 2021
Billed and collected	Liability	$56	$63
Unbilled (1)	N/A	16	16
Total		$72	$79

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

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the change in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2021	$141
Amounts recognized as revenue	(20)
Additions	16
Balance at March 31, 2022	$137

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that exist as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of March 31, 2022 (in millions):

	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$132	$174	$158	$134	$87	$379
Terminalling, storage and other agreement revenues	201	223	173	81	61	517
Total	$333	$397	$331	$215	$148	$896

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
•Short-term contracts and those with variable consideration, due to the election of practical expedients;
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

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At March 31, 2022 and December 31, 2021, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2022	December 31, 2021
Trade accounts receivable arising from revenues from contracts with customers	$5,496	$4,031
Other trade accounts receivables and other receivables (1)	9,620	5,126
Impact due to contractual rights of offset with counterparties	(7,980)	(4,452)
Trade accounts receivable and other receivables, net	$7,136	$4,705

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

The diluted weighted average number of common units is computed based on the weighted average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units and (ii) our equity-indexed compensation plan awards. See Note 12 and Note 18 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for a discussion of our Series A preferred units and equity-indexed compensation plan awards. When applying the if-converted method prescribed by FASB guidance, the possible conversion of approximately 71 million Series A preferred units, on a weighted-average basis, were excluded from the calculation of diluted net income per common unit for the three months ended March 31, 2022 and 2021 as the effect was antidilutive for both periods. Our equity-indexed compensation plan awards that contemplate the issuance of common units are considered potentially dilutive unless (i) they become vested only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. Equity-indexed compensation plan awards that were deemed to be dilutive during the period were reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. For the three months ended March 31, 2022, approximately 0.7 million equity-indexed compensation plan awards, on a weighted-average basis, were dilutive, but did not change the presentation of diluted net income per common unit or diluted weighted average common units outstanding. For the three months ended March 31, 2021, there were no potentially dilutive equity-indexed compensation awards as a result of the hypothetical common unit repurchase.

The following table sets forth the computation of basic and diluted net income per common unit (in millions, except per unit data):

	Three Months Ended March 31,
	2022	2021
Basic and Diluted Net Income per Common Unit
Net income attributable to PAA	$187	$422
Distributions to Series A preferred unitholders	(37)	(37)
Distributions to Series B preferred unitholders	(12)	(12)
Distributions to participating securities	(1)	(1)
Other	—	(1)
Net income allocated to common unitholders (1)	$137	$371

Basic and diluted weighted average common units outstanding	705	722

Basic and diluted net income per common unit	$0.19	$0.51

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	March 31, 2022				December 31, 2021
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	4,711	barrels	$420	$89.15	8,041	barrels	$544	$67.65
NGL	2,329	barrels	102	$43.80	6,982	barrels	234	$33.51
Other	N/A		5	N/A	N/A		5	N/A
Inventory subtotal			527				783

Linefill
Crude oil	15,160	barrels	872	$57.52	15,199	barrels	862	$56.71
NGL	1,667	barrels	47	$28.19	1,633	barrels	45	$27.56
Linefill subtotal			919				907

Long-term inventory
Crude oil	3,289	barrels	325	$98.81	2,973	barrels	209	$70.30
NGL	1,071	barrels	49	$45.75	1,135	barrels	44	$38.77
Long-term inventory subtotal			374				253

Total			$1,820				$1,943

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

Note 6—Debt

Debt consisted of the following (in millions):

	March 31, 2022	December 31, 2021
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 0.8% (1)	$382	$—
Senior notes:
3.65% senior notes due June 2022 (2)	—	750
2.85% senior notes due January 2023	400	—
Other	118	72
Total short-term debt	900	822

LONG-TERM DEBT
Senior notes, net of unamortized discounts and debt issuance costs of $52 and $54, respectively	7,931	8,329
Other	55	69
Total long-term debt	7,986	8,398
Total debt (3)	$8,886	$9,220

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)We classified these commercial paper notes as short-term as of March 31, 2022, as these notes were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)These senior notes were redeemed on March 1, 2022.
(3)Our fixed-rate senior notes had a face value of approximately $8.4 billion and $9.1 billion as of March 31, 2022 and December 31, 2021, respectively. We estimated the aggregate fair value of these notes as of March 31, 2022 and December 31, 2021 to be approximately $8.4 billion and $9.9 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under our commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for our senior notes and commercial paper notes are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Borrowings and Repayments

Total borrowings under our credit facilities and commercial paper program for the three months ended March 31, 2022 and 2021 were approximately $5.6 billion and $14.2 billion, respectively. Total repayments under our credit facilities and commercial paper program were approximately $5.2 billion and $14.8 billion for the three months ended March 31, 2022 and 2021, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

During the three months ended March 31, 2022, we redeemed our 3.65%, $750 million senior notes due June 2022.

 Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2022 and December 31, 2021, we had outstanding letters of credit of $34 million and $98 million, respectively.

Note 7—Partners’ Capital and Distributions

Units Outstanding

The following tables present the activity for our preferred and common units:

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2021	71,090,468	800,000	704,991,540
Repurchase and cancellation of common units under the Common Equity Repurchase Program	—	—	(2,375,299)
Issuances of common units under equity-indexed compensation plans	—	—	51,937
Outstanding at March 31, 2022	71,090,468	800,000	702,668,178

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2020	71,090,468	800,000	722,380,416
Repurchase and cancellation of common units under the Common Equity Repurchase Program	—	—	(350,000)
Issuances of common units under equity-indexed compensation plans	—	—	25,431
Outstanding at March 31, 2021	71,090,468	800,000	722,055,847

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Equity Repurchase Program

We repurchased 2.4 million and 0.4 million common units under our Common Equity Repurchase Program (the “Program”) through open market purchases that settled during the three months ended March 31, 2022 and 2021, respectively, for a total purchase price of $25 million and $3 million, respectively, including commissions and fees. The repurchased common units were canceled immediately upon acquisition, as were the PAGP Class C shares held by us associated with the repurchased common units. At March 31, 2022, the remaining available capacity under the Program was $247 million. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for additional information regarding the Program.

Distributions

Series A Preferred Unit Distributions. The following table details distributions to our Series A preferred unitholders paid during or pertaining to the first three months of 2022 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 13, 2022 (1)	$37	$0.525
February 14, 2022	$37	$0.525

(1)Payable to unitholders of record at the close of business on April 29, 2022 for the period from January 1, 2022 through March 31, 2022. At March 31, 2022, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

Series B Preferred Unit Distributions. Distributions on our Series B preferred units are payable semi-annually in arrears on the 15th day of May and November. The following table details distributions paid to our Series B preferred unitholders (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
May 16, 2022 (1)	$24.5	$30.625

(1)Payable to unitholders of record at the close of business on May 2, 2022 for the period from November 15, 2021 through May 14, 2022.

At March 31, 2022, approximately $18 million of accrued distributions payable to our Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

Common Unit Distributions. The following table details distributions to our common unitholders paid during or pertaining to the first three months of 2022 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
May 13, 2022 (1)	$100	$53	$153	$0.2175
February 14, 2022	$84	$43	$127	$0.1800

(1)Payable to unitholders of record at the close of business on April 29, 2022 for the period from January 1, 2022 through March 31, 2022.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests in Subsidiaries

As of March 31, 2022, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in Plains Oyrx Permian Basin LLC (the “Permian JV”) and (ii) a 33% interest in Red River Pipeline Company LLC (“Red River LLC”).

During the three months ended March 31, 2022, we paid distributions of $54 million and $5 million to noncontrolling interests in the Permian JV and Red River LLC, respectively.

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

At March 31, 2022 and December 31, 2021, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Commodity Purchases and Sales — In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of March 31, 2022, net derivative positions related to these activities included:

•A net long position of 6.6 million barrels associated with our crude oil purchases, which was unwound ratably during April 2022 to match monthly average pricing.
•A net short time spread position of 5.3 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through May 2023.
•A net crude oil basis spread position of 1.2 million barrels at multiple locations through November 2023. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 11.0 million barrels through December 2023 related to anticipated net sales of crude oil and NGL inventory.

Natural Gas Processing/NGL Fractionation — We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of March 31, 2022:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	82.6 Bcf	December 2024
Propane sales	(15.5) MMbls	December 2024
Butane sales	(3.8) MMbls	December 2024
Condensate sales	(1.5) MMbls	December 2024
Fuel gas requirements (1)	8.8 Bcf	December 2023
Power supply requirements (1)	0.5 TWh	December 2023

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended March 31,
	2022	2021
Product sales revenues	$(213)	$(314)
Field operating costs	13	39
Net loss from commodity derivative activity	$(200)	$(275)

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our accounting policy is to offset derivative assets and liabilities executed with the same counterparty when a master netting arrangement exists. Accordingly, we also offset derivative assets and liabilities with amounts associated with cash margin. Our exchange-traded derivatives are transacted through clearing brokerage accounts and are subject to margin requirements as established by the respective exchange. On a daily basis, our account equity (consisting of the sum of our cash balance and the fair value of our open derivatives) is compared to our initial margin requirement resulting in the payment or return of variation margin. The following table provides the components of our net broker receivable (in millions):

	March 31, 2022	December 31, 2021
Initial margin	$102	$133
Variation margin posted	296	173
Letters of credit	(25)	(47)
Net broker receivable	$373	$259

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

	March 31, 2022				December 31, 2021
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$230	$(331)	$373	$272	$90	$(210)	$259	$139
Other long-term assets, net	12	—	—	12	3	—	—	3
Derivative Liabilities
Other current liabilities	11	(51)	—	(40)	4	(24)	—	(20)
Other long-term liabilities and deferred credits	8	(28)	—	(20)	3	(9)	—	(6)
Total	$261	$(410)	$373	$224	$100	$(243)	$259	$116

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

The following table summarizes the terms of our outstanding interest rate derivatives as of March 31, 2022 (notional amounts in millions):

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2022, there was a net loss of $173 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2054 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of March 31, 2022; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain recognized in AOCI for derivatives (in millions):

	Three Months Ended March 31,
	2022	2021
Interest rate derivatives, net	$32	$68

At March 31, 2022, the net fair value of our interest rate hedges, which were included in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $97 million. At December 31, 2021, the net fair value of these hedges totaled $65 million and was included in “Other long-term assets, net.”

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheets. This embedded derivative is not designated in a hedging relationship for accounting purposes and corresponding changes in fair value are recognized in “Other expense, net” in our Condensed Consolidated Statement of Operations. For the three months ended March 31, 2022 and 2021, we recognized losses of $44 million and $67 million, respectively. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets, totaled $44 million and less than $1 million at March 31, 2022 and December 31, 2021, respectively. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for additional information regarding our Series A preferred units and the Preferred Distribution Rate Reset Option.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of March 31, 2022				Fair Value as of December 31, 2021
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(76)	$(73)	$—	$(149)	$(17)	$(124)	$(2)	$(143)
Interest rate derivatives	—	97	—	97	—	65	—	65
Preferred Distribution Rate Reset Option and Other	—	—	(44)	(44)	—	—	—	—
Total net derivative asset/(liability)	$(76)	$24	$(44)	$(96)	$(17)	$(59)	$(2)	$(78)

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

The fair values of our Level 3 physical commodity and other contracts and over-the-counter options are based on valuation models utilizing significant timing estimates, which involve management judgment, and pricing inputs from observable and unobservable markets with less volume and transaction frequency than active markets. Significant deviations from these estimates and inputs could result in a material change in fair value. We report unrealized gains and losses associated with these contracts in our Condensed Consolidated Statements of Operations as Product sales revenues.

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

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended March 31,
	2022	2021
Beginning Balance	$(2)	$(29)
Net losses for the period included in earnings	(44)	(67)
Settlements	2	4
Ending Balance	$(44)	$(92)

Change in unrealized losses included in earnings relating to Level 3 derivatives still held at the end of the period	$(44)	$(67)

Note 9—Related Party Transactions

See Note 17 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for a complete discussion of related parties, including the determination of our related parties and nature of involvement with such related parties.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the three months ended March 31, 2022 and 2021, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from our related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended March 31,
	2022	2021
Revenues from related parties	$12	$7

Purchases and related costs from related parties	$97	$90

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2022	December 31, 2021
Trade accounts receivable and other receivables, net from related parties (1)	$56	$41

Trade accounts payable to related parties (1) (2)	$75	$72

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

At March 31, 2022, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) totaled $59 million, of which $9 million was classified as short-term and $50 million was classified as long-term. At December 31, 2021, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident) totaled $57 million, of which $11 million was classified as short-term and $46 million was classified as long-term. Such short-term liabilities are reflected in “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets. At both March 31, 2022 and December 31, 2021, we had recorded receivables (excluding receivables related to the Line 901 incident) totaling $11 million, for amounts probable of recovery under insurance and from third parties under indemnification agreements, $1 million of which for each period is reflected in “Other long-term assets, net” and the remainder is reflected in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheets.

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

Following an investigation and grand jury proceedings, in May of 2016, PAA was charged by a California state grand jury, pursuant to an indictment filed in California Superior Court, Santa Barbara County (the “May 2016 Indictment”), with alleged violations of California law in connection with the Line 901 incident. Fifteen charges from the May 2016 Indictment were the subject of a jury trial in California Superior Court in Santa Barbara County, and the jury returned a verdict on September 7, 2018, pursuant to which we were (i) found guilty on one felony discharge count and eight misdemeanor counts (which included one reporting count, one strict liability discharge count and six strict liability animal takings counts) and (ii) found not guilty on one strict liability animal takings count. The remaining counts were subsequently dismissed by the Court. On April 25, 2019, PAA was sentenced to pay fines and penalties in the aggregate amount of just under $3.35 million for the convictions covered by the September 2018 jury verdict (the “2019 Sentence”). The fines and penalties imposed in connection with the 2019 Sentence have been paid. In September 2021, the Superior Court concluded a series of hearings on the issue of whether there were any “direct victims” of the spill that are entitled to restitution under applicable criminal law. Through a series of final orders issued at the trial court level and without affecting any rights of the claimants under civil law, the Court dismissed the vast majority of the claims and ruled that the claimants were not entitled to restitution under applicable criminal laws. The Court did award an aggregate amount of less than $150,000 to a handful of claimants and we settled with approximately 40 claimants before the hearings for aggregate consideration that is not material. The prosecution and certain separately represented claimants have appealed the Court’s rulings.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We received a number of claims through the claims line and we have processed those claims and made payments as appropriate. Nine class action lawsuits were filed against us; however, after various claims were either dismissed or consolidated, two proceedings remain pending in the United States District Court for the Central District of California. In the first proceeding, the plaintiffs claim two different classes of claimants were damaged by the release: (i) commercial fishermen who landed fish in certain specified fishing blocks in the waters off the coast of Southern California or persons or businesses who resold commercial seafood caught in those areas; and (ii) owners and lessees of residential beachfront properties, or properties with a private easement to a beach, where plaintiffs claim oil from the spill washed up. In order to fully and finally resolve all claims and litigation for both classes, we have reached an agreement in principle to settle this case in exchange for a payment of $230 million (the “Class Action Settlement”). The Class Action Settlement is subject to negotiation of final documentation and approval of the trial court. In the second proceeding, the plaintiffs seek a declaratory judgment that Plains’ right-of-way agreements would not allow Plains to lay a new pipeline to replace Line 901 and/or the non-operating segment of Line 903 without paying additional compensation. No trial date has been set in that action.

In addition, after various other unitholder derivative lawsuits were either dismissed or consolidated, one proceeding remains pending in Delaware Chancery Court. Generally, the plaintiffs in the remaining derivative lawsuit claim that PAGP’s Board of Directors failed to exercise proper oversight over PAA’s pipeline integrity efforts. In April 2022, Plains entered into a settlement agreement to settle this lawsuit, subject to court approval and notice to all PAA unitholders (the “Derivative Settlement”). Following court approval, we intend to effect notice to all PAA unitholders by filing a Current Report on Form 8-K with the SEC. The key terms of the Derivative Settlement include a payment of Plaintiff’s attorneys’ fees by our insurers in the amount of approximately $2.0 million and the agreement of Plains to comply with various covenants regarding the implementation or continuation of certain Board oversight practices with respect to pipeline integrity.

We also received several other individual lawsuits and claims from companies, governmental agencies and individuals alleging damages arising out of the Line 901 incident. These lawsuits and claims generally seek restitution, compensatory and punitive damages, and/or injunctive relief. The majority of these lawsuits have been settled or dismissed by the court. The following lawsuits remain: (i) a lawsuit pending in the United States District Court for the Central District of California for lost revenue or profit asserted by a former oil producer that declared bankruptcy and shut in its offshore production platform following the Line 901 incident; (ii) a lawsuit filed by the California State Land Commission in California Superior Court in Santa Barbara County, seeking lost royalties following the shut-down of Line 901, as well as cost related to the decommissioning of such platform, and (iii) lawsuits filed in California Superior Court in Santa Barbara County, by various companies and individuals who provided labor, goods, or services associated with oil production activities they claim were disrupted following the Line 901 incident. We are vigorously defending these remaining lawsuits and believe we have strong defenses, including a lack of duty owed to the claimants to keep Line 901 in service.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the foregoing, including the Class Action Settlement and the Derivative Settlement, we have made adjustments to our total estimated Line 901 costs and the portion of such costs that we believe are probable of recovery from insurance carriers, net of deductibles. Effective as of March 31, 2022, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $725 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree, certain third party claims settlements (including the Class Action Settlement and the Derivative Settlement), and estimated costs associated with our remaining Line 901 lawsuits and claims as described above, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of March 31, 2022, we had a remaining undiscounted gross liability of $335 million related to this event, which aggregate amount is reflected in “Trade accounts payable” and “Other current liabilities” on our Condensed Consolidated Balance Sheet. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities; however, after giving effect to the settlements described above and assuming full collection of costs that we believe are probable of recovery from insurance providers, net of deductibles, we will reach the limit of our $500 million 2015 insurance program applicable to the Line 901 incident. Through March 31, 2022, we had collected, subject to customary reservations, approximately $260 million out of the $500 million of release costs that we believe are probable of recovery from insurance carriers, net of deductibles. Therefore, as of March 31, 2022, we have recognized a receivable of approximately $240 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Such amount is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as legal, professional and regulatory costs during future periods. Taking into account the costs that we have included in our total estimate of costs for the Line 901 incident and considering what we regard as very strong defenses to the claims made in our remaining Line 901 lawsuits, we do not believe the ultimate resolution of such remaining lawsuits will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

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

The occurrence of a significant event not fully insured, indemnified or reserved against, or the failure of a party to meet its indemnification obligations, could materially and adversely affect our operations and financial condition. While we strive to maintain adequate insurance coverage, our actual costs may exceed our coverage levels and insurance will not cover many types of interruptions that might occur, will not cover amounts up to applicable deductibles and will not cover all risks associated with certain of our assets and operations. With respect to our insurance coverage, our policies are subject to deductibles and retention levels that we consider reasonable and not excessive. Additionally, no assurance can be given that we will be able to maintain adequate insurance in the future at rates we consider reasonable. As a result, we may elect to self-insure or utilize higher deductibles in certain other insurance programs. In addition, although we believe that we have established adequate reserves and liquidity to the extent such risks are not insured, costs incurred in excess of these reserves may be higher or we may not receive insurance proceeds in a timely manner, which may potentially have a material adverse effect on our financial conditions, results of operations or cash flows.

Note 11—Segment Information

During the fourth quarter of 2021, we effected changes in the primary financial information provided to our CODM for assessing performance and allocating resources to present two operating segments, Crude Oil and NGL. Prior to the fourth quarter of 2021, this information was organized into three operating segments: Transportation, Facilities and Supply and Logistics. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure. Our CODM evaluates segment performance based on measures including Segment Adjusted EBITDA (as defined below) and maintenance capital. During the fourth quarter of 2021, we modified our definition of Segment Adjusted EBITDA to exclude amounts attributable to noncontrolling interests. In connection with the Permian JV formation in October 2021, our CODM determined this modification resulted in amounts that were more meaningful to evaluate segment performance. Amounts attributable to noncontrolling interests for earlier periods presented herein have been recast to reflect this modification. See Note 20 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for additional information regarding the modifications to our segment reporting and for a full discussion of our basis for segmentation and performance measures.

We define Segment Adjusted EBITDA as revenues and equity earnings in unconsolidated entities less (a) purchases and related costs, (b) field operating costs and (c) segment general and administrative expenses, plus (d) our proportionate share of the depreciation and amortization expense of unconsolidated entities, further adjusted (e) for certain selected items including (i) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are either related to investing activities (such as the purchase of linefill) or purchases of long-term inventory, and inventory valuation adjustments, as applicable, (ii) long-term inventory costing adjustments, (iii) charges for obligations that are expected to be settled with the issuance of equity instruments, (iv) amounts related to deficiencies associated with minimum volume commitments, net of the applicable amounts subsequently recognized into revenue and (v) other items that our CODM believes are integral to understanding our core segment operating performance and (f) to exclude the portion of all preceding items that is attributable to noncontrolling interests (“Adjusted EBITDA attributable to noncontrolling interests”).

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain financial data for each segment (in millions):

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Three Months Ended March 31, 2022
Revenues (1):
Product sales	$12,811	$682	$(112)	$13,381
Services	268	53	(8)	313
Total revenues	$13,079	$735	$(120)	$13,694
Equity earnings in unconsolidated entities	$97	$—		$97
Segment Adjusted EBITDA	$453	$161		$614
Maintenance capital expenditures	$19	$8		$27

Three Months Ended March 31, 2021
Revenues (1):
Product sales	$7,586	$600	$(103)	$8,083
Services	267	39	(6)	300
Total revenues	$7,853	$639	$(109)	$8,383
Equity earnings in unconsolidated entities	$88	$—		$88
Segment Adjusted EBITDA	$474	$69		$543
Maintenance capital expenditures	$28	$7		$35

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income attributable to PAA (in millions):

	Three Months Ended March 31,
	2022	2021
Segment Adjusted EBITDA	$614	$543
Adjustments: (1)
Depreciation and amortization of unconsolidated entities (2)	(20)	(20)
Gains/(losses) from derivative activities and inventory valuation adjustments (3)	(88)	198
Long-term inventory costing adjustments (4)	92	41
Deficiencies under minimum volume commitments, net (5)	(6)	32
Equity-indexed compensation expense (6)	(7)	(5)
Net gain on foreign currency revaluation (7)	2	1
Line 901 incident (8)	(85)	—
Adjusted EBITDA attributable to noncontrolling interests (9)	76	3
Depreciation and amortization	(230)	(177)
Gains/(losses) on asset sales and asset impairments, net	42	(2)
Interest expense, net	(107)	(107)
Other expense, net	(37)	(60)
Income before tax	246	447
Income tax expense	(21)	(24)
Net income	225	423
Net income attributable to noncontrolling interests	(38)	(1)
Net income attributable to PAA	$187	$422

(1)Represents adjustments utilized by our CODM in the evaluation of segment results.
(2)Includes our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects) of unconsolidated entities.
(3)We use derivative instruments for risk management purposes and our related processes include specific identification of hedging instruments to an underlying hedged transaction. Although we identify an underlying transaction for each derivative instrument we enter into, there may not be an accounting hedge relationship between the instrument and the underlying transaction. In the course of evaluating our results, we identify differences in the timing of earnings from the derivative instruments and the underlying transactions and exclude the related gains and losses in determining Segment Adjusted EBITDA such that the earnings from the derivative instruments and the underlying transactions impact Segment Adjusted EBITDA in the same period. In addition, we exclude gains and losses on derivatives that are related to (i) investing activities, such as the purchase of linefill, and (ii) purchases of long-term inventory. We also exclude the impact of corresponding inventory valuation adjustments, as applicable.
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
(6)Our total equity-indexed compensation expense includes expense associated with awards that will be settled in units and awards that will be settled in cash. The awards that will be settled in units are included in our diluted net income per unit calculation when the applicable performance criteria have been met. We exclude compensation expense associated with these awards in determining Segment Adjusted EBITDA as the dilutive impact of the outstanding awards is included in our diluted net income per unit calculation, as applicable. The portion of compensation expense associated with awards that will settle in cash is not excluded in determining Segment Adjusted EBITDA. See Note 18 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for a discussion regarding our equity-indexed compensation plans.
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
(8)Includes costs recognized during the period related to the Line 901 incident that occurred in May 2015, net of amounts we believe are probable of recovery from insurance. See Note 10 for additional information regarding the Line 901 incident.
(9)Reflects amounts attributable to noncontrolling interests in the Permian JV and Red River LLC.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2021 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the Condensed Consolidated Financial Statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Our discussion and analysis includes the following:

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
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

Segment Changes

During the fourth quarter of 2021, we reorganized our historical operating segments into two operating segments: Crude Oil and NGL. Additionally, during the fourth quarter of 2021, we modified our definition of Segment Adjusted EBITDA to exclude amounts attributable to noncontrolling interests. See Note 20 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for additional information. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure and the modification to our definition of Segment Adjusted EBITDA.

Overview of Operating Results

During the first three months of 2022, we recognized net income attributable to PAA of $187 million compared to net income attributable to PAA of $422 million recognized during the first three months of 2021. Results for the first three months of 2022 decreased from the comparable 2021 period driven primarily by the impact of the mark-to-market of certain derivative instruments, and, to a lesser extent, the sale of our natural gas storage facilities and higher field operating costs primarily from (i) an increase in estimated costs associated with the Line 901 incident and (ii) gains related to hedged power costs resulting from the extreme winter weather event that occurred in February 2021 (“Winter Storm Uri”) recognized in the first quarter of 2021. These items were partially offset by more favorable margins in our NGL segment and increased earnings from higher tariff volumes on our pipelines.

See the “Results of Operations” section below for further discussion.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data):

	Three Months Ended March 31,		Variance
	2022	2021	$	%
Product sales revenues	$13,381	$8,083	$5,298	66%
Services revenues	313	300	13	4%
Purchases and related costs	(12,785)	(7,392)	(5,393)	(73)%
Field operating costs	(346)	(219)	(127)	(58)%
General and administrative expenses	(82)	(67)	(15)	(22)%
Depreciation and amortization	(230)	(177)	(53)	(30)%
Gains/(losses) on asset sales and asset impairments, net	42	(2)	44	**
Equity earnings in unconsolidated entities	97	88	9	10%
Interest expense, net	(107)	(107)	—	—%
Other expense, net	(37)	(60)	23	38%
Income tax expense	(21)	(24)	3	13%
Net income	225	423	(198)	(47)%
Net income attributable to noncontrolling interests	(38)	(1)	(37)	**
Net income attributable to PAA	$187	$422	$(235)	(56)%

Basic and diluted net income per common unit	$0.19	$0.51	$(0.32)	**
Basic and diluted weighted average common units outstanding	705	722	(17)	**

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

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High	Average
Three Months Ended March 31, 2022	$76	$124	$95
Three Months Ended March 31, 2021	$48	$66	$58

Product sales revenues and purchases increased for the three months ended March 31, 2022, compared to the same period in 2021 primarily due to higher prices and volumes in the 2022 period.

Revenues from services increased for the three months ended March 31, 2022, compared to the same period in 2021 primarily due to higher prices and volumes in the 2022 period, partially offset by the impact of the sale of our natural gas storage facilities in the third quarter of 2021.

See further discussion of our net revenues in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to (i) costs associated with the formation of the Permian JV, a portion of which are transition related, (ii) employee related costs, including an increase in equity-indexed compensation expense on equity-classified awards (which is excluded in the calculation of Adjusted EBITDA and Segment Adjusted EBITDA) due to changes in plan assumptions, and (iii) higher office rent due to a cost abatement in the prior year.

Gains/(Losses) on Asset Sales and Asset Impairments, Net

During the first quarter of 2022, we recognized a gain of $40 million related to the sale of land and buildings in California.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three months ended March 31, 2022 compared to the same period in 2021 was driven by depreciation expense on the assets contributed by Oryx Midstream Holdings LLC (“Oryx Midstream”) upon formation of the Permian JV.

Other Expense, Net

The following table summarizes the components impacting Other expense, net (in millions):

	Three Months Ended March 31,
	2022	2021
Loss related to mark-to-market adjustment of Preferred Distribution Rate Reset Option (1)	$(44)	$(67)
Net gain on foreign currency revaluation (2)	7	7
	$(37)	$(60)

(1)See Note 8 to our Condensed Consolidated Financial Statements for additional information.
(2)The activity during the periods presented was primarily related to the impact from the change in the United States dollar to Canadian dollar exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Noncontrolling Interests

The increase in amounts attributable to noncontrolling interests for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to the formation of the Permian JV in October 2021. See Note 7 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for additional information.

Non-GAAP Financial Measures

To supplement our financial information presented in accordance with GAAP, management uses additional measures known as “non-GAAP financial measures” in its evaluation of past performance and prospects for the future and to assess the amount of cash that is available for distributions, debt repayments, common equity repurchases and other general partnership purposes. The primary additional measures used by management are Adjusted EBITDA, Adjusted EBITDA attributable to PAA, Implied distributable cash flow (“DCF”), Free Cash Flow and Free Cash Flow after Distributions.

Adjusted EBITDA is defined as earnings before interest, taxes, depreciation and amortization (including our proportionate share of depreciation and amortization, including write-downs related to cancelled projects, of unconsolidated entities), gains and losses on asset sales and asset impairments, goodwill impairment losses and gains on and impairments of investments in unconsolidated entities, adjusted for certain selected items impacting comparability. Our definition and calculation of certain non-GAAP financial measures may not be comparable to similarly-titled measures of other companies. Adjusted EBITDA, Adjusted EBITDA attributable to PAA and Implied DCF are reconciled to Net Income, and Free Cash Flow and Free Cash Flow after Distributions are reconciled to Net Cash Provided by Operating Activities, the most directly comparable measures as reported in accordance with GAAP, and should be viewed in addition to, and not in lieu of, our Condensed Consolidated Financial Statements and accompanying notes. See “—Liquidity and Capital Resources—Liquidity Measures” for additional information regarding Free Cash Flow and Free Cash Flow after Distributions.

Performance Measures

Management believes that the presentation of Adjusted EBITDA, Adjusted EBITDA attributable to PAA and Implied DCF provides useful information to investors regarding our performance and results of operations because these measures, when used to supplement related GAAP financial measures, (i) provide additional information about our core operating performance and ability to fund distributions to our unitholders through cash generated by our operations, (ii) provide investors with the same financial analytical framework upon which management bases financial, operational, compensation and planning/budgeting decisions and (iii) present measures that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. These non-GAAP measures may exclude, for example, (i) charges for obligations that are expected to be settled with the issuance of equity instruments, (ii) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are either related to investing activities (such as the purchase of linefill) or purchases of long-term inventory, and inventory valuation adjustments, as applicable, (iii) long-term inventory costing adjustments, (iv) items that are not indicative of our core operating results and/or (v) other items that we believe should be excluded in understanding our core operating performance. These measures may further be adjusted to include amounts related to deficiencies associated with minimum volume commitments whereby we have billed the counterparties for their deficiency obligation and such amounts are recognized as deferred revenue in “Other current liabilities” in our Condensed Consolidated Financial Statements. We also adjust for amounts billed by our equity method investees related to deficiencies under minimum volume commitments. Such amounts are presented net of applicable amounts subsequently recognized into revenue. We have defined all such items as “selected items impacting comparability.” We do not necessarily consider all of our selected items impacting comparability to be non-recurring, infrequent or unusual, but we believe that an understanding of these selected items impacting comparability is material to the evaluation of our operating results and prospects.

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

The following tables set forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA, Adjusted EBITDA attributable to PAA and Implied DCF from Net Income (in millions):

	Three Months Ended March 31,		Variance
	2022	2021	$	%
Net income	$225	$423	$(198)	(47)%
Interest expense, net	107	107	—	—%
Income tax expense	21	24	(3)	(13)%
Depreciation and amortization	230	177	53	30%
(Gains)/losses on asset sales and asset impairments, net	(42)	2	(44)	**
Depreciation and amortization of unconsolidated entities (1)	20	20	—	—%
Selected Items Impacting Comparability:
(Gains)/losses from derivative activities and inventory valuation adjustments	88	(198)	286	**
Long-term inventory costing adjustments	(92)	(41)	(51)	**
Deficiencies under minimum volume commitments, net	6	(32)	38	**
Equity-indexed compensation expense	7	5	2	**
Net gain on foreign currency revaluation	(2)	(1)	(1)	**
Line 901 incident	85	—	85	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (2)	92	(267)	359	**
Losses from derivative activities (3)	44	67	(23)	**
Net gain on foreign currency revaluation (4)	(7)	(7)	—	**
Selected Items Impacting Comparability - Adjusted EBITDA (5)	129	(207)	336	**
Adjusted EBITDA (5)	$690	$546	$144	26%
Adjusted EBITDA attributable to noncontrolling interests (6)	(76)	(3)	(73)	**
Adjusted EBITDA attributable to PAA	$614	$543	$71	13%

Adjusted EBITDA (5)	$690	$546	$144	26%
Interest expense, net of certain non-cash items (7)	(101)	(101)	—	—%
Maintenance capital (8)	(27)	(35)	8	23%
Investment capital of noncontrolling interests (9)	(15)	—	(15)	N/A
Current income tax expense	(19)	(1)	(18)	**
Distributions from unconsolidated entities in excess of/(less than) adjusted equity earnings (10)	(31)	5	(36)	**
Distributions to noncontrolling interests (11)	(59)	(6)	(53)	**
Implied DCF	$438	$408	$30	7%
Preferred unit distributions (11)	(37)	(37)	—	—%
Implied DCF Available to Common Unitholders	$401	$371	$30	8%
Common unit cash distributions (11)	(127)	(130)
Implied DCF Excess (12)	$274	$241

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
(6)Reflects amounts attributable to noncontrolling interests in the Permian JV and Red River LLC.
(7)Excludes certain non-cash items impacting interest expense such as amortization of debt issuance costs and terminated interest rate swaps.
(8)Maintenance capital expenditures are defined as capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets.
(9)Investment capital expenditures attributable to noncontrolling interests that reduce Implied DCF available to PAA common unitholders.
(10)Comprised of cash distributions received from unconsolidated entities less equity earnings in unconsolidated entities (adjusted for our proportionate share of depreciation and amortization, including write-downs related to cancelled projects, and selected items impacting comparability of unconsolidated entities).
(11)Cash distributions paid during the period presented.
(12)Excess DCF is retained to establish reserves for debt repayment, future distributions, common unit repurchases, capital expenditures and other partnership purposes.

Analysis of Operating Segments

We manage our operations through two operating segments: Crude Oil and NGL. Our CODM (our Chief Executive Officer) evaluates segment performance based on a variety of measures including Segment Adjusted EBITDA, segment volumes and maintenance capital investment. See Note 11 to our Condensed Consolidated Financial Statements for our definition of Segment Adjusted EBITDA and a reconciliation of Segment Adjusted EBITDA to Net income attributable to PAA. See Note 20 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for our definition of maintenance capital.

Crude Oil Segment

Our Crude Oil segment operations generally consist of gathering and transporting crude oil using pipelines, gathering systems, trucks and at times on barges or railcars, in addition to providing terminalling, storage and other facilities-related services utilizing our integrated assets across the United States and Canada. Our assets serve third parties and are also supported by our merchant activities. Our merchant activities include the purchase of crude oil supply and the movement of this supply on primarily our assets to sales locations, including our terminals, third-party connecting carriers, regional hubs or to refineries. Our merchant activities are subject to our risk management policies and may include the use of derivative instruments to hedge our exposure.

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

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions)	2022	2021	$	%
Revenues	$13,079	$7,853	$5,226	67%
Purchases and related costs	(12,393)	(7,047)	(5,346)	(76)%
Field operating costs	(282)	(165)	(117)	(71)%
Segment general and administrative expenses (2)	(63)	(50)	(13)	(26)%
Equity earnings in unconsolidated entities	97	88	9	10%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	20	20	—	—%
(Gains)/losses from derivative activities and inventory valuation adjustments	59	(159)	218	137%
Long-term inventory costing adjustments	(85)	(35)	(50)	(143)%
Deficiencies under minimum volume commitments, net	6	(32)	38	119%
Equity-indexed compensation expense	7	5	2	40%
Net gain on foreign currency revaluation	(1)	(1)	—	—%
Line 901 incident	85	—	85	N/A
Adjusted EBITDA attributable to noncontrolling interests	(76)	(3)	(73)	**
Segment Adjusted EBITDA	$453	$474	$(21)	(4)%

Maintenance capital	$19	$28	$(9)	(32)%

	Three Months Ended March 31,		Variance
Average Volumes	2022	2021	Volumes	%
Tariff activities volumes (4)
Crude oil pipelines tariff volumes (by region):
Permian Basin (5)	5,214	3,753	1,461	39%
South Texas / Eagle Ford (5)	365	320	45	14%
Mid-Continent (5)	472	373	99	27%
Gulf Coast	196	145	51	35%
Rocky Mountain (5)	346	287	59	21%
Western	235	237	(2)	(1)%
Canada	331	315	16	5%
Crude oil pipelines tariff activities total volumes	7,159	5,430	1,729	32%

Commercial crude oil storage capacity (5) (6)	72	73	(1)	(1)%

Crude oil lease gathering purchases (4)	1,361	1,174	187	16%

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
(6)Average monthly capacity in millions of barrels per day calculated as total volumes for the period divided by the number of months in the period.

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA decreased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to (i) the sale of our natural gas storage facilities in August of 2021 and (ii) gains related to hedged power costs resulting from Winter Storm Uri recognized in the first quarter of 2021. These items were partially offset by increased earnings in the first quarter of 2022 from higher tariff volumes on our pipelines.

Variances in the components impacting Segment Adjusted EBITDA are discussed in more detail below.

Revenues, Net of Purchases and Related Costs (“net revenues”) and Equity Earnings in Unconsolidated Entities. The following is a discussion of the significant factors impacting net revenues and equity earnings in unconsolidated entities that contributed to the variance in Segment Adjusted EBITDA for the first quarter of 2022 compared to the first quarter of 2021.

•Production and Market Impacts. Since the trough in demand for crude oil in 2020 related to the COVID-19 pandemic, we have seen steady growth in our volumes, commensurate with the growth in total U.S. crude oil production, resulting in a favorable impact on our earnings in the first quarter of 2022 compared to the first quarter of 2021. This was partially offset by the impact of less favorable crude oil differentials, including contango profits that benefited the 2021 period.

•Joint Venture Formation and Divestiture Transactions. In October of 2021, we closed on the transaction with Oryx Midstream to merge our respective Permian Basin assets, with the exception of our long-haul pipeline systems and certain of our intra-basin assets into the Permian JV. The pipelines contributed by Oryx Midstream upon formation of the Permian JV resulted in approximately 640 thousand barrels per day of additional tariff volumes in the Permian Basin in the first quarter of 2022. We deduct the portion of the financial results attributable to Oryx Midstream’s 35% interest in the Permian JV in determining Segment Adjusted EBITDA, which offset the favorable impact of the additional volumes for the first quarter of 2022.

We sold our natural gas storage facilities in August 2021, which was a significant driver of the decrease in our results for the first quarter of 2022 compared to the first quarter of 2021 as net revenues from our natural gas storage facilities in the first quarter of 2021 were approximately $42 million, which included the benefit of favorable margins from hub activities related to Winter Storm Uri, as mentioned below.

•Winter Storm Uri. During the first quarter of 2021, Winter Storm Uri had a negative impact on our volumes; however, this impact was more than offset during the 2021 period by gains related to hedged power costs, which are reflected in equity earnings and field operating costs, and favorable margins from hub activities at our natural gas storage facilities resulting from Winter Storm Uri.

•Pipeline Loss Allowance Revenue. Pipeline loss allowance revenues increased for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 primarily due to higher prices and volumes during the 2022 period.

•Minimum Volume Commitments. For the three months ended March 31, 2022 and 2021, Segment Adjusted EBITDA includes approximately $43 million and $26 million, respectively, associated with deficiencies under minimum volume commitments under contracts that have make-up rights. Although the payments have been received associated with the volume deficiencies, the revenues are not recognized until future periods when either the shortfall is made up or when the shipper’s make-up rights expire or it is determined that their ability to utilize the make-up right is remote. During the three months ended March 31, 2022 and 2021, we recognized approximately $37 million and $58 million, respectively, associated with deficiencies under minimum volume commitments that were previously deferred. The amount presented as an “Adjustment” in the table above reflects the net adjustment for revenues deferred during the period and the reversal of previously deferred revenues that were recognized during the period.

•Project Completions. The Capline pipeline reversal project and phase two of the Wink to Webster pipeline project have been completed and were placed in service in the first quarter of 2022, which favorably impacted equity earnings in unconsolidated entities and our tariff volumes for the 2022 period.

Field Operating Costs. The increase in field operating costs for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to (i) the impact of gains related to hedged power costs resulting from Winter Storm Uri recognized in the first quarter of 2021, (ii) additional estimated costs associated with the Line 901 incident (which impact field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above), and (iii) incremental operating costs from the Permian JV.

Segment General and Administrative Expenses. See the “—Consolidated Results” section above for a discussion of general and administrative expenses.

Maintenance Capital. The decrease in maintenance capital spending for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to timing.

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

The following tables set forth our operating results from our NGL segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions, except per barrel data)	2022	2021	$	%
Revenues	$735	$639	$96	15%
Purchases and related costs	(512)	(454)	(58)	(13)%
Field operating costs	(64)	(54)	(10)	(19)%
Segment general and administrative expenses (2)	(19)	(17)	(2)	(12)%

Adjustments (3):
(Gains)/losses from derivative activities and inventory valuation adjustments	29	(39)	68	174%
Long-term inventory costing adjustments	(7)	(6)	(1)	(17)%
Net gain on foreign currency revaluation	(1)	—	(1)	N/A
Segment Adjusted EBITDA	$161	$69	$92	133%

Maintenance capital	$8	$7	$1	14%

	Three Months Ended March 31,		Variance
Average Volumes (in thousands of barrels per day) (4)	2022	2021	Volumes	%
NGL fractionation	134	144	(10)	(7)%

NGL pipeline tariff	176	183	(7)	(4)%

NGL sales	168	220	(52)	(24)%

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
(4)Average daily volumes are calculated as total volumes (attributable to our interest for pipelines and facilities in which we have undivided joint interests) for the period divided by the number of days in the period.

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA increased for the three months ended March 31, 2022 compared to the same period in 2021 primarily due to the favorable impact of higher realized fractionation spreads between the price of natural gas and the extracted NGL (“frac spreads”) and higher NGL sales prices, partially offset by lower NGL sales volumes.

Significant variances in the components of Segment Adjusted EBITDA are discussed in more detail below.

Net Revenues. Net revenues from our NGL activities increased for the three months ended March 31, 2022 compared to the same period in 2021 due to higher realized frac spreads and higher NGL sales prices, partially offset by lower NGL sales volumes. Additionally, net revenues for the 2022 period compared to 2021 include the benefit of our increased ownership in the Empress straddle plants effective June 2021.

Field Operating Costs. The increase in field operating costs for the three months ended March 31, 2022 compared to the same period in 2021 was primarily due to (i) increased power costs related to our increased ownership in the Empress straddle plants and (ii) higher compensation costs including lower wage subsidies received by our Canadian subsidiary.

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

As of March 31, 2022, although we had a working capital deficit of $473 million, we had approximately $2.4 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of March 31, 2022
Availability under senior unsecured revolving credit facility (1) (2)	$1,321
Availability under senior secured hedged inventory facility (1) (2)	1,345
Amounts outstanding under commercial paper program	(382)
Subtotal	2,284
Cash and cash equivalents	114
Total	$2,398

(1)Represents availability prior to giving effect to borrowings outstanding under our commercial paper program, which reduce available capacity under the facilities.
(2)Available capacity under our senior unsecured revolving credit facility and senior secured hedged inventory facility was reduced by outstanding letters of credit of $29 million and $5 million, respectively.

Usage of our credit facilities, and, in turn, our commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for our revolving credit facilities (which impact our ability to access our commercial paper program because they provide the financial backstop that supports our short-term credit ratings) and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. Additionally, lack of compliance with the provisions in our credit agreements may restrict our ability to make distributions of available cash. We were in compliance with the covenants contained in our credit agreements and indentures as of March 31, 2022.

We believe that we have, and will continue to have, the ability to access our commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under our credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow, including extended disruptions in the financial markets and/or energy price volatility resulting from current macroeconomic and geopolitical conditions associated with the COVID-19 pandemic and/or actions by Organization of Petroleum Exporting Countries (“OPEC”). A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity and cost of borrowing. Our borrowing capacity and borrowing costs are also impacted by our credit rating. See Item 1A. “Risk Factors” included in our 2021 Annual Report on Form 10-K for further discussion regarding risks that may impact our liquidity and capital resources.

Liquidity Measures

Management uses the non-GAAP financial measures Free Cash Flow and Free Cash Flow after Distributions to assess the amount of cash that is available for distributions, debt repayments, common equity repurchases and other general partnership purposes. Free Cash Flow is defined as Net cash provided by operating activities, less Net cash provided by/(used in) investing activities, which primarily includes acquisition, investment and maintenance capital expenditures, investments in unconsolidated entities and the impact from the purchase and sale of linefill, net of proceeds from the sales of assets and further impacted by distributions to and contributions from noncontrolling interests. Free Cash Flow is further reduced by cash distributions paid to our preferred and common unitholders to arrive at Free Cash Flow after Distributions.

The following table sets forth the reconciliation of the non-GAAP financial liquidity measures Free Cash Flow and Free Cash Flow after Distributions from Net Cash Provided by Operating Activities (in millions):

	Three Months Ended March 31,
	2022	2021
Net cash provided by operating activities	$340	$791
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Net cash used in investing activities	(81)	(108)
Cash contributions from noncontrolling interests	—	1
Cash distributions paid to noncontrolling interests (1)	(59)	(6)
Free Cash Flow	$200	$678
Cash distributions (2)	(164)	(167)
Free Cash Flow after Distributions	$36	$511

(1)Cash distributions paid during the period presented.
(2)Cash distributions paid to our preferred and common unitholders during the period presented.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2021 Annual Report on Form 10-K.

Net cash provided by operating activities for the first three months of 2022 and 2021 was $340 million and $791 million, respectively, and primarily resulted from earnings from our operations. During the three months ended March 31, 2022, our cash provided by operating activities was negatively impacted by working capital changes. During the three months ended March 31, 2021, our cash provided by operating activities was positively impacted by working capital changes, including decreases in the volume of inventory that we held, primarily due to the sale of crude oil inventory that had been stored during the contango market and the sale of NGL inventory related to demand for heating during the winter season. The net proceeds from the liquidation of such inventory were used to repay borrowings under our commercial paper program and credit facilities.

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

	Three Months Ended March 31,
	2022	2021
Investment capital (1) (2)	$109	$85
Maintenance capital (1)	27	35
	$136	$120

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

2022 Investment and Maintenance Capital. Total investment capital for the year ended December 31, 2022 is projected to be approximately $330 million ($275 million net to our interest). Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for the full year of 2022 is projected to be $220 million ($210 million net to our interest). We expect to fund our 2022 investment and maintenance capital expenditures primarily with retained cash flow.

Divestitures

Proceeds from the sale of assets have generally been used to fund our investment capital projects and reduce debt levels. The following table summarizes the proceeds received during the first three months of 2022 and 2021 from sales of assets (in millions):

	Three Months Ended March 31,
	2022	2021
Proceeds from divestitures (1)	$53	$21

(1)Represents proceeds, including working capital adjustments, net of transaction costs.

Ongoing Activities Related to Strategic Transactions

We are continuously engaged in the evaluation of potential transactions that support our current business strategy. In the past, such transactions have included the sale on non-core assets, the sale of partial interests in assets to strategic joint venture partners, acquisitions and large investment capital projects. With respect to a potential divestiture or acquisition, we may conduct an auction process or participate in an auction process conducted by a third party or we may negotiate a transaction with one or a limited number of potential buyers (in the case of a divestiture) or sellers (in the case of an acquisition). Such transactions could have a material effect on our financial condition and results of operations.

We typically do not announce a transaction until after we have executed a definitive agreement. In certain cases, in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future efforts with respect to any such transactions will be successful, and we can provide no assurance that our financial expectations with respect to such transactions will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to Our Business—Divestitures and acquisitions involve risks that may adversely affect our business” included in our 2021 Annual Report on Form 10-K.

Financing Activities

Our financing activities primarily relate to funding investment capital projects, acquisitions and refinancing of our debt maturities, as well as short-term working capital (including borrowings for NYMEX and ICE margin deposits) and hedged inventory borrowings related to our NGL business and contango market activities.

Borrowings and Repayments Under Credit Arrangements

During the three months ended March 31, 2022, we had net borrowings on our credit facilities and commercial paper program of $382 million. The net borrowings resulted primarily from borrowings during the period related to funding needs for capital investments, inventory purchases, senior notes repayments and other general partnership purposes, partially offset by cash flow from operating activities and proceeds from asset sales.

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

Repayment of Senior Notes

During the three months ended March 31, 2022, we redeemed our 3.65%, $750 million senior notes due June 2022. We utilized cash on hand and borrowings under our commercial paper program to repay these senior notes.

Common Equity Repurchase Program

We repurchased 2.4 million and 0.4 million common units under the Program through open market purchases that settled during the three months ended March 31, 2022 and 2021, respectively, for a total purchase price of $25 million and $3 million, respectively, including commissions and fees. At March 31, 2022, the remaining available capacity under the Program was $247 million.

Registration Statements

We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue, in the aggregate, up to a specified amount of debt or equity securities (“Traditional Shelf”), under which we had approximately $1.1 billion of unsold securities available at March 31, 2022. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under our Traditional Shelf or WKSI Shelf during the three months ended March 31, 2022.

Distributions to Our Unitholders

In accordance with our partnership agreement, after making distributions to holders of our outstanding preferred units, we distribute the remainder of our available cash to our common unitholders of record within 45 days following the end of each quarter. Available cash is generally defined as all of our cash and cash equivalents on hand at the end of each quarter less reserves established in the discretion of our general partner for future requirements. Our levels of financial reserves are established by our general partner and include reserves for the proper conduct of our business (including future capital expenditures and anticipated credit needs), compliance with legal or contractual obligations and funding of future distributions to our Series A and Series B preferred unitholders. Our available cash also includes cash on hand resulting from borrowings made after the end of the quarter. See Item 5. “Market for Registrant’s Common Units, Related Unitholder Matters and Issuer Purchases of Equity Securities—Cash Distribution Policy” included in our 2021 Annual Report on Form 10-K for additional discussion.

On May 13, 2022, we will pay a quarterly cash distribution of $0.2175 per common unit ($0.87 per unit on an annualized basis) to unitholders of record at the close of business on April 29, 2022 for the period from January 1, 2022 through March 31, 2022, which represents a $0.0375 per unit increase from the distribution paid in February 2022.

See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first three months of 2022, including distributions to our preferred unitholders.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of March 31, 2022, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in the Permian JV and (ii) a 33% interest in Red River LLC. See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the three months ended March 31, 2022.

Contingencies

For a discussion of contingencies that may impact us, see Note 10 to our Condensed Consolidated Financial Statements.

Commitments

Purchase Obligations. In the ordinary course of doing business, we purchase crude oil and NGL from third parties under contracts, the majority of which range in term from thirty-day evergreen to five years, with a limited number of contracts with remaining terms extending up to 12 years. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We do not expect to use a significant amount of internal capital to meet these obligations, as the obligations will be funded by corresponding sales to entities that we deem creditworthy or who have provided credit support we consider adequate.

The following table includes our best estimate of the amount and timing of these payments as well as other amounts due under the specified contractual obligations as of March 31, 2022 (in millions):

	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter	Total
Crude oil, NGL and other purchases (1)	$23,259	$26,253	$25,271	$24,414	$23,148	$72,905	$195,250

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during March 2022. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2022 and December 31, 2021, we had outstanding letters of credit of approximately $34 million and $98 million, respectively.

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
•general economic, market or business conditions in the United States and elsewhere (including the potential for a recession or significant slowdown in economic activity levels, the risk of persistently high inflation and continued supply chain issues, the impact of coronavirus variants on demand and growth, and the timing, pace and extent of economic recovery) that impact (i) demand for crude oil, drilling and production activities and therefore the demand for the midstream services we provide and (ii) commercial opportunities available to us;

•the impact of current and future laws, rulings, governmental regulations, executive orders, trade policies, accounting standards and statements, and related interpretations, including legislation, executive orders or regulatory initiatives that arise out of pandemic related concerns that prohibit, restrict or regulate hydraulic fracturing or that prohibit the development of oil and gas resources and the related infrastructure on lands dedicated to or served by our pipelines;
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

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risk Factors” discussed in Item 1A of our 2021 Annual Report on Form 10-K. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

Commodity Price Risk

We use derivative instruments to hedge price risk associated with the following commodities:

•Crude oil

We utilize crude oil derivatives to hedge commodity price risk inherent in our pipeline, terminalling and merchant activities. Our objectives for these derivatives include hedging anticipated purchases and sales, stored inventory and basis differentials. We manage these exposures with various instruments including futures, forwards, swaps and options.

•Natural gas

We utilize natural gas derivatives to hedge commodity price risk inherent in our natural gas processing assets (natural gas purchase component of the frac spread). Additionally, we utilize natural gas derivatives to hedge anticipated operational fuel gas requirements related to our natural gas processing and NGL fractionation plants. We manage these exposures with various instruments including futures, swaps and options.

•NGL and other

We utilize NGL derivatives, primarily propane and butane derivatives, to hedge commodity price risk inherent in our commercial activities, including the sale of the individual specification products extracted in our natural gas processing assets (sale of specification NGL products component of the frac spread), as well as other net sales of NGL inventory, held mainly at our owned NGL storage terminals. Our objectives for these derivatives include hedging anticipated purchases and sales and stored inventory. We manage these exposures with various instruments including futures, forwards, swaps and options.

See Note 8 to our Condensed Consolidated Financial Statements for further discussion regarding our hedging strategies and objectives.

The fair value of our commodity derivatives and the change in fair value as of March 31, 2022 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(62)	$(40)	$40
Natural gas	130	$34	$(34)
NGL and other	(217)	$(95)	$95
Total fair value	$(149)

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at March 31, 2022, approximately $382 million, was subject to interest rate re-sets that generally range from one day to approximately one week. The average interest rate on variable rate debt that was outstanding during the three months ended March 31, 2022 was 1.0%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $97 million as of March 31, 2022. A 10% increase in the forward LIBOR curve as of March 31, 2022 would have resulted in an increase of $18 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of March 31, 2022 would have resulted in a decrease of $18 million to the fair value of our interest rate derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including our common unit price, ten-year United States treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of our Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $44 million as of March 31, 2022. A 10% increase or decrease in the fair value would have an impact of $4 million. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of March 31, 2022, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the first quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

For a discussion of our risk factors, see Item 1A. of our 2021 Annual Report on Form 10-K. Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

    None.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the first quarter of 2022:

	Total Number of Common Units Purchased	Average Price Paid per Common Unit (1)	Total Number of Common Units Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Common Units that May Yet Be Purchased under the Program (2)
March 1, 2022 - March 31, 2022	2,375,299	$10.53	2,375,299	$246,864,022

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
Fourth Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC dated effective as of August 19, 2020 (incorporated by reference to Exhibit 3.21 to our Annual Report on Form 10-K for the year ended December 31, 2021).

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

4.6	—
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

4.8	—
Twenty-Fifth Supplemental Indenture (4.70% Senior Notes due 2044) dated April 23, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed April 29, 2014).

4.9	—
Twenty-Sixth Supplemental Indenture (3.60% Senior Notes due 2024) dated September 9, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 11, 2014).

4.10	—
Twenty-Eighth Supplemental Indenture (4.90% Senior Notes due 2045) dated December 9, 2014, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed December 11, 2014).

4.11	—
Twenty-Ninth Supplemental Indenture (4.65% Senior Notes due 2025) dated August 24, 2015, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed August 26, 2015).

4.12	—
Thirtieth Supplemental Indenture (4.50% Senior Notes due 2026) dated November 22, 2016, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed November 29, 2016).

4.13	—
Thirty-First Supplemental Indenture (3.55% Senior Notes due 2029) dated September 16, 2019, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 17, 2019).

4.14	—
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

4.16	—
Registration Rights Agreement dated as of January 28, 2016 among Plains All American Pipeline, L.P. and the Purchasers named therein (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed February 2, 2016).

4.17	—
Registration Rights Agreement by and among Plains All American Pipeline, L.P. and the Holders defined therein, dated November 15, 2016 (incorporated by reference to Exhibit 10.4 to our Current Report on Form 8-K filed November 21, 2016).

4.18	—	Description of Our Securities (incorporated by reference to Exhibit 4.19 to our Annual Report on Form 10-K for the year ended December 31, 2021).

10.1* †	—	Form of Amended and Restated Special Retention LTIP Grant Letter Dated February 24, 2022.

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

May 9, 2022

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

May 9, 2022

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

May 9, 2022