Form 10-Q
period 2022-09-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2022-11-08
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of October 31, 2022, there were 698,332,685 Common Units outstanding.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

Page
PART I. FINANCIAL INFORMATION
Item 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Condensed Consolidated Balance Sheets: As of September 30, 2022 and December 31, 2021	3
Condensed Consolidated Statements of Operations: For the three and nine months ended September 30, 2022 and 2021	4
Condensed Consolidated Statements of Comprehensive Income/(Loss): For the three and nine months ended September 30, 2022 and 2021	5
Condensed Consolidated Statements of Changes in Accumulated Other Comprehensive Income/(Loss): For the three and nine months ended September 30, 2022 and 2021	5
Condensed Consolidated Statements of Cash Flows: For the nine months ended September 30, 2022 and 2021	6
Condensed Consolidated Statements of Changes in Partners’ Capital: For the three and nine months ended September 30, 2022 and 2021	7
Notes to the Condensed Consolidated Financial Statements:
1. Organization and Basis of Consolidation and Presentation	9
2. Summary of Significant Accounting Policies	11
3. Revenues and Accounts Receivable	12
4. Net Income/(Loss) Per Common Unit	15
5. Inventory, Linefill and Long-term Inventory	17
6. Debt	17
7. Partners’ Capital and Distributions	19
8. Derivatives and Risk Management Activities	21
9. Related Party Transactions	26
10. Commitments and Contingencies	26
11. Segment Information	31

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	35
Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	55
Item 4. CONTROLS AND PROCEDURES	56

PART II. OTHER INFORMATION
Item 1. LEGAL PROCEEDINGS	57
Item 1A. RISK FACTORS	57
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	57
Item 3. DEFAULTS UPON SENIOR SECURITIES	57
Item 4. MINE SAFETY DISCLOSURES	57
Item 5. OTHER INFORMATION	57
Item 6. EXHIBITS	58
SIGNATURES	62

PART I. FINANCIAL INFORMATION
Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$623	$449
Trade accounts receivable and other receivables, net	4,101	4,705
Inventory	603	783
Other current assets	247	200
Total current assets	5,574	6,137

PROPERTY AND EQUIPMENT	19,310	19,257
Accumulated depreciation	(4,745)	(4,354)
Property and equipment, net	14,565	14,903

OTHER ASSETS
Investments in unconsolidated entities	3,684	3,805
Intangible assets, net	1,785	1,960
Linefill	954	907
Long-term operating lease right-of-use assets, net	338	393
Long-term inventory	301	253
Other long-term assets, net	256	251
Total assets	$27,457	$28,609

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,995	$4,810
Short-term debt	459	822
Other current liabilities	879	600
Total current liabilities	5,333	6,232

LONG-TERM LIABILITIES
Senior notes, net	7,934	8,329
Other long-term debt, net	52	69
Long-term operating lease liabilities	300	339
Other long-term liabilities and deferred credits	1,095	830
Total long-term liabilities	9,381	9,567

COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS’ CAPITAL
Series A preferred unitholders (71,090,468 and 71,090,468 units outstanding, respectively)	1,505	1,505
Series B preferred unitholders (800,000 and 800,000 units outstanding, respectively)	787	787
Common unitholders (698,332,685 and 704,991,540 units outstanding, respectively)	7,652	7,680
Total partners’ capital excluding noncontrolling interests	9,944	9,972
Noncontrolling interests	2,799	2,838
Total partners’ capital	12,743	12,810
Total liabilities and partners’ capital	$27,457	$28,609
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
REVENUES
Product sales revenues	$14,001	$10,515	$43,390	$28,221
Services revenues	335	261	1,000	868
Total revenues	14,336	10,776	44,390	29,089

COSTS AND EXPENSES
Purchases and related costs	13,071	10,074	41,181	26,743
Field operating costs	318	274	971	746
General and administrative expenses	83	67	243	205
Depreciation and amortization	238	178	711	551
(Gains)/losses on asset sales and asset impairments, net	—	221	(46)	592
Total costs and expenses	13,710	10,814	43,060	28,837

OPERATING INCOME/(LOSS)	626	(38)	1,330	252

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	105	69	306	190
Gain on investment in unconsolidated entities	1	—	1	—
Interest expense (net of capitalized interest of $1, $4, $3 and $14, respectively)	(99)	(106)	(305)	(319)
Other income/(expense), net	(82)	(10)	(237)	13

INCOME/(LOSS) BEFORE TAX	551	(85)	1,095	136
Current income tax expense	(12)	(8)	(60)	(11)
Deferred income tax (expense)/benefit	(97)	38	(117)	27

NET INCOME/(LOSS)	442	(55)	918	152
Net income attributable to noncontrolling interests	(58)	(4)	(144)	(9)
NET INCOME/(LOSS) ATTRIBUTABLE TO PAA	$384	$(59)	$774	$143

NET INCOME/(LOSS) PER COMMON UNIT (NOTE 4):
Net income/(loss) allocated to common unitholders — Basic and Diluted	$333	$(109)	$621	$(7)
Basic and diluted weighted average common units outstanding	698	715	702	719
Basic and diluted net income/(loss) per common unit	$0.48	$(0.15)	$0.89	$(0.01)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(unaudited)		(unaudited)
Net income/(loss)	$442	$(55)	$918	$152
Other comprehensive income/(loss)	(173)	(44)	(150)	64
Comprehensive income/(loss)	269	(99)	768	216
Comprehensive income attributable to noncontrolling interests	(58)	(4)	(144)	(9)
Comprehensive income/(loss) attributable to PAA	$211	$(103)	$624	$207

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2021	$(208)	$(642)	$(3)	$(853)

Reclassification adjustments	5	—	—	5
Unrealized gain on hedges	88	—	—	88
Currency translation adjustments	—	(241)	—	(241)
Other	—	—	(2)	(2)
Total period activity	93	(241)	(2)	(150)
Balance at September 30, 2022	$(115)	$(883)	$(5)	$(1,003)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2020	$(258)	$(657)	$(3)	$(918)

Reclassification adjustments	28	—	—	28
Unrealized gain on hedges	36	—	—	36
Currency translation adjustments	—	1	—	1
Other	—	—	(1)	(1)
Total period activity	64	1	(1)	64
Balance at September 30, 2021	$(194)	$(656)	$(4)	$(854)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2022	2021
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$918	$152
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	711	551
(Gains)/losses on asset sales and asset impairments, net	(46)	592
Deferred income tax expense/(benefit)	117	(27)
Gains on sales of linefill	(35)	—
Loss on foreign currency revaluation	42	3
Settlement of terminated interest rate hedging instruments	42	—
Change in fair value of Preferred Distribution Rate Reset Option (Note 8)	196	(13)
Equity earnings in unconsolidated entities	(306)	(190)
Distributions on earnings from unconsolidated entities	344	322
Other	41	39
Changes in assets and liabilities, net of acquisitions	50	(68)
Net cash provided by operating activities	2,074	1,361

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(68)	(32)
Investments in unconsolidated entities	(3)	(78)
Additions to property, equipment and other	(312)	(257)
Cash paid for purchases of linefill	(69)	(36)
Proceeds from sales of assets	58	878
Cash received from sales of linefill	72	3
Other investing activities	31	—
Net cash (used in)/provided by investing activities	(291)	478

CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under commercial paper program (Note 6)	—	(546)
Net repayments under senior secured hedged inventory facility (Note 6)	—	(167)
Repayment of GO Zone term loans	—	(200)
Repayments of senior notes (Note 6)	(750)	—
Repurchase of common units (Note 7)	(74)	(117)
Distributions paid to Series A preferred unitholders (Note 7)	(112)	(112)
Distributions paid to Series B preferred unitholders (Note 7)	(25)	(25)
Distributions paid to common unitholders (Note 7)	(432)	(389)
Distributions paid to noncontrolling interests (Note 7)	(194)	(10)
Contributions from noncontrolling interests (Note 7)	26	1
Other financing activities	(47)	(142)
Net cash used in financing activities	(1,608)	(1,707)

Effect of translation adjustment	(5)	2

Net increase in cash and cash equivalents and restricted cash	170	134
Cash and cash equivalents and restricted cash, beginning of period	453	60
Cash and cash equivalents and restricted cash, end of period	$623	$194

Cash paid for:
Interest, net of amounts capitalized	$268	$265
Income taxes, net of amounts refunded	$85	$32
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2021	$1,505	$787	$7,680	$9,972	$2,838	$12,810
Net income	112	37	625	774	144	918
Distributions (Note 7)	(112)	(37)	(432)	(581)	(194)	(775)
Other comprehensive loss	—	—	(150)	(150)	—	(150)
Repurchase of common units (Note 7)	—	—	(74)	(74)	—	(74)
Contributions from noncontrolling interests (Note 7)	—	—	—	—	26	26
Other	—	—	3	3	(15)	(12)
Balance at September 30, 2022	$1,505	$787	$7,652	$9,944	$2,799	$12,743

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at June 30, 2022	$1,505	$787	$7,639	$9,931	$2,788	$12,719
Net income	37	12	335	384	58	442
Distributions (Note 7)	(37)	(12)	(152)	(201)	(73)	(274)
Other comprehensive loss	—	—	(173)	(173)	—	(173)
Contributions from noncontrolling interests (Note 7)	—	—	—	—	26	26
Other	—	—	3	3	—	3
Balance at September 30, 2022	$1,505	$787	$7,652	$9,944	$2,799	$12,743

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(continued)
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2020	$1,505	$787	$7,301	$9,593	$145	$9,738
Net income/(loss)	112	37	(6)	143	9	152
Distributions	(112)	(37)	(389)	(538)	(10)	(548)
Other comprehensive income	—	—	64	64	—	64
Repurchase of common units (Note 7)	—	—	(117)	(117)	—	(117)
Contributions from noncontrolling interests	—	—	—	—	1	1
Other	—	—	7	7	—	7
Balance at September 30, 2021	$1,505	$787	$6,860	$9,152	$145	$9,297

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at June 30, 2021	$1,505	$787	$7,203	$9,495	$145	$9,640
Net income/(loss)	37	12	(108)	(59)	4	(55)
Distributions	(37)	(12)	(129)	(178)	(4)	(182)
Other comprehensive loss	—	—	(44)	(44)	—	(44)
Repurchase of common units (Note 7)	—	—	(64)	(64)	—	(64)
Other	—	—	2	2	—	2
Balance at September 30, 2021	$1,505	$787	$6,860	$9,152	$145	$9,297

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

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of September 30, 2022, AAP also owned a limited partner interest in us through its ownership of approximately 241.5 million of our common units (approximately 31% of our total outstanding common units and Series A preferred units combined). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at September 30, 2022, owned an approximate 81% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2021 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAA and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2021 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2022 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation, including the reclassifications discussed below.

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

Note 2—Summary of Significant Accounting Policies

Recent Accounting Pronouncements

Except as discussed below and in our 2021 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2022 that are of significance or potential significance to us.

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

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Crude Oil segment revenues from contracts with customers
Sales	$13,362	$10,427	$41,796	$27,776
Transportation	185	122	515	325
Terminalling, Storage and Other	90	99	270	345
Total Crude Oil segment revenues from contracts with customers	$13,637	$10,648	$42,581	$28,446

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
NGL segment revenues from contracts with customers
Sales	$417	$386	$1,761	$1,514
Transportation	7	6	23	17
Terminalling, Storage and Other	21	22	66	64
Total NGL segment revenues from contracts with customers	$445	$414	$1,850	$1,595

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

Three Months Ended September 30, 2022	Crude Oil	NGL	Total
Revenues from contracts with customers	$13,637	$445	$14,082
Other items in revenues	38	325	363
Total revenues of reportable segments	$13,675	$770	$14,445
Intersegment revenue elimination			(109)
Total revenues			$14,336

Three Months Ended September 30, 2021	Crude Oil	NGL	Total
Revenues from contracts with customers	$10,648	$414	$11,062
Other items in revenues	53	(248)	(195)
Total revenues of reportable segments	$10,701	$166	$10,867
Intersegment revenue elimination			(91)
Total revenues			$10,776

Nine Months Ended September 30, 2022	Crude Oil	NGL	Total
Revenues from contracts with customers	$42,581	$1,850	$44,431
Other items in revenues	113	225	338
Total revenues of reportable segments	$42,694	$2,075	$44,769
Intersegment revenues			(379)
Total revenues			$44,390

Nine Months Ended September 30, 2021	Crude Oil	NGL	Total
Revenues from contracts with customers	$28,446	$1,595	$30,041
Other items in revenues	(113)	(561)	(674)
Total revenues of reportable segments	$28,333	$1,034	$29,367
Intersegment revenues			(278)
Total revenues			$29,089

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

Counterparty Deficiencies	Financial Statement Classification	September 30, 2022	December 31, 2021
Billed and collected	Liability	$65	$63
Unbilled (1)	N/A	11	16
Total		$76	$79

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the change in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2021	$141
Amounts recognized as revenue	(23)
Additions	25
Balance at September 30, 2022	$143

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that exist as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These arrangements include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of September 30, 2022 (in millions):

	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$50	$195	$174	$152	$96	$404
Terminalling, storage and other agreement revenues	67	234	178	106	80	604
Total	$117	$429	$352	$258	$176	$1,008

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

Accounts receivable from the sale of crude oil are generally settled with counterparties on the industry settlement date, which is typically in the month following the month in which the title transfers. Otherwise, we generally invoice customers within 30 days of when the products or services were provided and generally require payment within 30 days of the invoice date. We review all outstanding accounts receivable balances on a monthly basis and record our receivables net of expected credit losses. We do not write-off accounts receivable balances until we have exhausted substantially all collection efforts. At September 30, 2022 and December 31, 2021, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total Trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2022	December 31, 2021
Trade accounts receivable arising from revenues from contracts with customers	$4,197	$4,031
Other trade accounts receivables and other receivables (1)	6,916	5,126
Impact due to contractual rights of offset with counterparties	(7,012)	(4,452)
Trade accounts receivable and other receivables, net	$4,101	$4,705

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The diluted weighted average number of common units is computed based on the weighted average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units and (ii) our equity-indexed compensation plan awards. See Note 12 and Note 18 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for a discussion of our Series A preferred units and equity-indexed compensation plan awards. When applying the if-converted method prescribed by FASB guidance, the possible conversion of approximately 71 million Series A preferred units, on a weighted-average basis, were excluded from the calculation of diluted net income per common unit for each of the three and nine months ended September 30, 2022 and 2021 as the effect was antidilutive. Our equity-indexed compensation plan awards that contemplate the issuance of common units are considered potentially dilutive unless (i) they become vested only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. Equity-indexed compensation plan awards that were deemed to be dilutive during the period were reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB. For the three and nine months ended September 30, 2022, approximately 2.4 million and 1.3 million, respectively, equity-indexed compensation plan awards, on a weighted-average basis, were dilutive, but did not change basic net income per common unit for the periods presented. For the three and nine months ended September 30, 2021, approximately 0.6 million and 0.5 million equity-indexed compensation awards, on a weighted-average basis, were excluded from the computation of diluted net loss per common unit as the effect was antidilutive.

The following table sets forth the computation of basic and diluted net income/(loss) per common unit (in millions, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Basic and Diluted Net Income/(Loss) per Common Unit
Net income/(loss) attributable to PAA	$384	$(59)	$774	$143
Distributions to Series A preferred unitholders	(37)	(37)	(112)	(112)
Distributions to Series B preferred unitholders	(12)	(12)	(37)	(37)
Amounts allocated to participating securities	(2)	(1)	(4)	(1)
Net income/(loss) allocated to common unitholders (1)	$333	$(109)	$621	$(7)

Basic and diluted weighted average common units outstanding	698	715	702	719

Basic and diluted net income/(loss) per common unit	$0.48	$(0.15)	$0.89	$(0.01)

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	September 30, 2022				December 31, 2021
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	2,830	barrels	$207	$73.14	8,041	barrels	$544	$67.65
NGL	9,698	barrels	389	$40.11	6,982	barrels	234	$33.51
Other	N/A		7	N/A	N/A		5	N/A
Inventory subtotal			603				783

Linefill
Crude oil	15,499	barrels	900	$58.07	15,199	barrels	862	$56.71
NGL	1,894	barrels	54	$28.51	1,633	barrels	45	$27.56
Linefill subtotal			954				907

Long-term inventory
Crude oil	3,079	barrels	259	$84.12	2,973	barrels	209	$70.30
NGL	1,069	barrels	42	$39.29	1,135	barrels	44	$38.77
Long-term inventory subtotal			301				253

Total			$1,858				$1,943

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

Note 6—Debt

Debt consisted of the following (in millions):

	September 30, 2022	December 31, 2021
SHORT-TERM DEBT
Senior notes:
3.65% senior notes due June 2022 (1)	$—	$750
2.85% senior notes due January 2023	400	—
Other	59	72
Total short-term debt	459	822

LONG-TERM DEBT
Senior notes, net of unamortized discounts and debt issuance costs of $48 and $54, respectively	7,934	8,329
Other	52	69
Total long-term debt	7,986	8,398
Total debt (2)	$8,445	$9,220

(1)These senior notes were redeemed on March 1, 2022.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(2)Our fixed-rate senior notes had a face value of approximately $8.4 billion and $9.1 billion as of September 30, 2022 and December 31, 2021, respectively. We estimated the aggregate fair value of these notes as of September 30, 2022 and December 31, 2021 to be approximately $7.3 billion and $9.9 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. The fair value estimate for our senior notes is based upon observable market data and is classified in Level 2 of the fair value hierarchy.

Credit Facilities

In August 2022, we amended our credit facility agreements to, among other things, extend the maturity dates of our senior secured hedged inventory facility and senior unsecured revolving credit facility by one year to August 2025 and August 2027, respectively.

Borrowings and Repayments

Total borrowings under our credit facilities and commercial paper program for the nine months ended September 30, 2022 and 2021 were approximately $19.3 billion and $31.2 billion, respectively. Total repayments under our credit facilities and commercial paper program were approximately $19.3 billion and $31.9 billion for the nine months ended September 30, 2022 and 2021, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

On March 1, 2022, we redeemed our 3.65%, $750 million senior notes due June 2022.

 Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At September 30, 2022 and December 31, 2021, we had outstanding letters of credit of $58 million and $98 million, respectively.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Partners’ Capital and Distributions

Units Outstanding

The following tables present the activity for our preferred and common units:

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2021	71,090,468	800,000	704,991,540
Repurchase and cancellation of common units under the Common Equity Repurchase Program	—	—	(2,375,299)
Issuances of common units under equity-indexed compensation plans	—	—	51,937
Outstanding at March 31, 2022	71,090,468	800,000	702,668,178
Repurchase and cancellation of common units under the Common Equity Repurchase Program	—	—	(4,876,062)
Issuances of common units under equity-indexed compensation plans	—	—	147,830
Outstanding at June 30, 2022	71,090,468	800,000	697,939,946
Issuances of common units under equity-indexed compensation plans	—	—	392,739
Outstanding at September 30, 2022	71,090,468	800,000	698,332,685

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2020	71,090,468	800,000	722,380,416
Repurchase and cancellation of common units under the Common Equity Repurchase Program	—	—	(350,000)
Issuances of common units under equity-indexed compensation plans	—	—	25,431
Outstanding at March 31, 2021	71,090,468	800,000	722,055,847
Repurchase and cancellation of common units under the Common Equity Repurchase Program	—	—	(4,940,592)
Issuances of common units under equity-indexed compensation plans	—	—	256,321
Outstanding at June 30, 2021	71,090,468	800,000	717,371,576
Repurchase and cancellation of common units under the Common Equity Repurchase Program	—	—	(6,626,711)
Issuances of common units under equity-indexed compensation plans	—	—	377,017
Outstanding at September 30, 2021	71,090,468	800,000	711,121,882

Common Equity Repurchase Program

We repurchased 7.3 million and 11.9 million common units under our Common Equity Repurchase Program (the “Program”) through open market purchases that settled during the nine months ended September 30, 2022 and 2021, respectively, for a total purchase price of $74 million and $117 million, respectively, including commissions and fees. The repurchased common units were canceled immediately upon acquisition, as were the PAGP Class C shares held by us associated with the repurchased common units. At September 30, 2022, the remaining available capacity under the Program was $198 million. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for additional information regarding the Program.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions

Series A Preferred Unit Distributions. The following table details distributions to our Series A preferred unitholders paid during or pertaining to the first nine months of 2022 (in millions, except per unit data):

	Series A Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
November 14, 2022 (1)	$37	$0.525
August 12, 2022	$37	$0.525
May 13, 2022	$37	$0.525
February 14, 2022	$37	$0.525

(1)Payable to unitholders of record at the close of business on October 31, 2022 for the period from July 1, 2022 through September 30, 2022. At September 30, 2022, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

Series B Preferred Unit Distributions. Distributions on our Series B preferred units are payable semi-annually in arrears on the 15th day of May and November. The following table details distributions paid to our Series B preferred unitholders (in millions, except per unit data):

	Series B Preferred Unitholders
Distribution Payment Date	Cash Distribution	Distribution per Unit
November 15, 2022 (1)	$24.5	$30.625
May 16, 2022	$24.5	$30.625

(1)Payable to unitholders of record at the close of business on October 31, 2022 for the period from May 17, 2022 through November 14, 2022.

At September 30, 2022, approximately $18 million of accrued distributions payable to our Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

Common Unit Distributions. The following table details distributions to our common unitholders paid during or pertaining to the first nine months of 2022 (in millions, except per unit data):

	Distributions			Cash Distribution per Common Unit
	Common Unitholders		Total Cash Distribution
Distribution Payment Date	Public	AAP
November 14, 2022 (1)	$100	$52	$152	$0.2175
August 12, 2022	$99	$53	$152	$0.2175
May 13, 2022	$100	$53	$153	$0.2175
February 14, 2022	$84	$43	$127	$0.1800

(1)Payable to unitholders of record at the close of business on October 31, 2022 for the period from July 1, 2022 through September 30, 2022.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests in Subsidiaries

As of September 30, 2022, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in Plains Oyrx Permian Basin LLC (the “Permian JV”) and (ii) a 33% interest in Red River Pipeline Company LLC (“Red River LLC”).

During the nine months ended September 30, 2022, we paid distributions of $180 million and $15 million to noncontrolling interests in the Permian JV and Red River LLC, respectively.

During the three months ended September 30, 2022, we received a contribution of $26 million from noncontrolling interests in the Permian JV associated with the acquisition of the remaining 50% interest in an unconsolidated subsidiary of the Permian JV.

Note 8—Derivatives and Risk Management Activities

We identify the risks that underlie our core business activities and use risk management strategies to mitigate those risks when we determine that there is value in doing so. We use various derivative instruments to optimize our profits while managing our exposure to commodity price risk and interest rate risk. Our commodity price risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity. Our interest rate and currency exchange rate risk management policies and procedures are designed to monitor our derivative positions and ensure that those positions are consistent with our objectives and approved strategies. Our policy is to use derivative instruments for risk management purposes and not for the purpose of speculating on changes in commodity prices or interest rates. When we apply hedge accounting, our policy is to formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. At the inception of the hedging relationship, we assess whether the derivatives employed are highly effective in offsetting changes in cash flows of anticipated hedged transactions. Throughout the hedging relationship, retrospective and prospective hedge effectiveness is assessed on a qualitative basis.

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

At September 30, 2022 and December 31, 2021, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

Commodity Price Risk Hedging

Our core business activities involve certain commodity price-related risks that we manage in various ways, including through the use of derivative instruments. Our policy is to (i) only purchase inventory for which we have a sales market, (ii) structure our sales contracts so that price fluctuations do not materially affect our operating income and (iii) not acquire and hold material physical inventory or derivatives for the purpose of speculating on commodity price changes. The material commodity-related risks inherent in our business activities are described below.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and to optimize profits. As of September 30, 2022, net derivative positions related to these activities included:

•A net long position of 5.8 million barrels associated with our crude oil purchases, which was unwound ratably during October 2022 to match monthly average pricing.
•A net short time spread position of 7.8 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through December 2024.
•A net crude oil basis spread position of 2.7 million barrels at multiple locations through December 2024. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 14.3 million barrels through December 2023 related to anticipated net sales of crude oil and NGL inventory.

We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of September 30, 2022:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	61.6 Bcf	December 2024
Propane sales	(12.2) MMbls	December 2024
Butane sales	(2.5) MMbls	December 2024
Condensate sales	(0.9) MMbls	December 2024
Fuel gas requirements (1)	9.1 Bcf	December 2023
Power supply requirements (1)	0.5 TWh	December 2023

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Product sales revenues	$320	$(206)	$183	$(804)
Field operating costs	23	17	44	73
Net gain/(loss) from commodity derivative activity	$343	$(189)	$227	$(731)

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

	September 30, 2022	December 31, 2021
Initial margin	$97	$133
Variation margin posted/(returned)	(154)	173
Letters of credit	(25)	(47)
Net broker receivable/(payable)	$(82)	$259

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

	September 30, 2022				December 31, 2021
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$311	$(101)	$(82)	$128	$90	$(210)	$259	$139
Other long-term assets, net	38	(3)	—	35	3	—	—	3
Derivative Liabilities
Other current liabilities	6	(17)	—	(11)	4	(24)	—	(20)
Other long-term liabilities and deferred credits	2	(4)	—	(2)	3	(9)	—	(6)
Total	$357	$(125)	$(82)	$150	$100	$(243)	$259	$116

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

The following table summarizes the terms of our outstanding interest rate derivatives as of September 30, 2022 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2023	1.38%	Cash flow hedge
Anticipated interest payments	4 forward starting swaps (30-year)	$100	6/14/2024	0.74%	Cash flow hedge

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2022, there was a net loss of $115 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. During the three months ended September 30, 2022, we terminated $100 million of notional interest hedging instruments previously expected to terminate in June 2024 for proceeds of $42 million. The early termination did not result in an impact to the relationship between the hedging instrument and hedged item. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2054 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of September 30, 2022; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest rate derivatives, net	$16	$6	$88	$36

At September 30, 2022, the net fair value of our interest rate hedges, which were included in “Other current assets” and “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $70 million and $43 million, respectively. At December 31, 2021, the net fair value of these hedges totaled $65 million and was included in “Other long-term assets, net.”

Preferred Distribution Rate Reset Option

A derivative feature embedded in a contract that does not meet the definition of a derivative in its entirety must be bifurcated and accounted for separately if the economic characteristics and risks of the embedded derivative are not clearly and closely related to those of the host contract. The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value on our Condensed Consolidated Balance Sheets. This embedded derivative is not designated in a hedging relationship for accounting purposes and corresponding changes in fair value are recognized in “Other expense, net” in our Condensed Consolidated Statement of Operations. For the three months ended September 30, 2022 and 2021, we recognized a loss of $49 million and a gain of $4 million, respectively. For the nine months ended September 30, 2022 and 2021, we recognized a net loss of $196 million and a net gain of $13 million, respectively. The fair value of the Preferred Distribution Rate Reset Option, which was included in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets, totaled $196 million and less than $1 million at September 30, 2022 and December 31, 2021, respectively. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for additional information regarding our Series A preferred units and the Preferred Distribution Rate Reset Option.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of September 30, 2022				Fair Value as of December 31, 2021
Recurring Fair Value Measures (1)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Commodity derivatives	$(29)	$261	$—	$232	$(17)	$(124)	$(2)	$(143)
Interest rate derivatives	—	113	—	113	—	65	—	65
Preferred Distribution Rate Reset Option	—	—	(196)	(196)	—	—	—	—
Total net derivative asset/(liability)	$(29)	$374	$(196)	$149	$(17)	$(59)	$(2)	$(78)

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

The fair value of the Preferred Distribution Rate Reset Option of our Series A preferred units contained in our partnership agreement is based on a Monte Carlo simulation that estimates the fair value of the Series A preferred units with and without the Preferred Distribution Rate Reset Option. This model utilizes observable and unobservable inputs, including our common unit price, ten-year U.S. Treasury rates, default probabilities and timing estimates, some of which involve management judgment. In general, an increase in ten-year U.S. Treasury rates would increase the fair value of the feature and our liability and expense. The future impact on “Other income/(expense), net” depends on how inputs change in relation to one another.

Rollforward of Level 3 Net Asset/(Liability)

The following table provides a reconciliation of changes in fair value of the beginning and ending balances for our derivatives classified as Level 3 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning Balance	$(147)	$(13)	$(2)	$(29)
Net gains/(losses) for the period included in earnings	(49)	5	(196)	14
Settlements	—	1	2	8
Ending Balance	$(196)	$(7)	$(196)	$(7)

Change in unrealized gains/(losses) included in earnings relating to Level 3 derivatives still held at the end of the period	$(49)	$5	$(196)	$14

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

During the three and nine months ended September 30, 2022 and 2021, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from our related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues from related parties	$11	$8	$33	$25

Purchases and related costs from related parties	$90	$103	$274	$288

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2022	December 31, 2021
Trade accounts receivable and other receivables, net from related parties (1)	$55	$41

Trade accounts payable to related parties (1) (2)	$56	$72

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

Environmental — General

We currently own or lease, and in the past have owned and leased, properties where hazardous liquids, including hydrocarbons, are or have been handled. These properties and the hazardous liquids or associated wastes disposed thereon may be subject to the U.S. federal Comprehensive Environmental Response, Compensation and Liability Act, as amended, and the U.S. federal Resource Conservation and Recovery Act, as amended, as well as state and Canadian federal and provincial laws and regulations. Under such laws and regulations, we could be required to remove or remediate hazardous liquids or associated wastes (including wastes disposed of or released by prior owners or operators) and to clean up contaminated property (including contaminated groundwater). Assets we have acquired or will acquire in the future may have environmental remediation liabilities for which we are not indemnified or insured.

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

At September 30, 2022, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) totaled $55 million, of which $10 million was classified as short-term and $45 million was classified as long-term. At December 31, 2021, our estimated undiscounted reserve for environmental liabilities (excluding liabilities related to the Line 901 incident) totaled $57 million, of which $11 million was classified as short-term and $46 million was classified as long-term. Such short-term liabilities are reflected in “Other current liabilities” and long-term liabilities are reflected in “Other long-term liabilities and deferred credits” on our Condensed Consolidated Balance Sheets. At September 30, 2022 and December 31, 2021, we had recorded receivables (excluding receivables related to the Line 901 incident) totaling $6 million and $11 million, respectively, for amounts probable of recovery under insurance and from third parties under indemnification agreements, $1 million of which for each period is reflected in “Other long-term assets, net” and the remainder is reflected in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheets.

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

As the “responsible party” for the Line 901 incident we are liable for various costs and for certain natural resource damages under the Oil Pollution Act. In this regard, following the Line 901 incident, we entered into a cooperative Natural Resource Damage Assessment (“NRDA”) process with the federal and state agencies designated or authorized by law to act as trustees for the natural resources of the United States and the State of California (collectively, the “Trustees”). Additionally, various government agencies sought to collect civil fines and penalties under applicable state and federal regulations. On March 13, 2020, the United States and the People of the State of California filed a civil complaint against Plains All American Pipeline, L.P. and Plains Pipeline L.P. along with a pre-negotiated settlement agreement in the form of a Consent Decree (the “Consent Decree”) that was signed by the United States Department of Justice, Environmental and Natural Resources Division, the United States Department of Transportation, Pipeline and Hazardous Materials Safety Administration, the EPA, CDFW, the California Department of Parks and Recreation, the California State Lands Commission, the California Department of Forestry and Fire Protection’s Office of the State Fire Marshal, Central Coast Regional Water Quality Control Board, and Regents of the University of California. The Consent Decree was approved and entered by the Federal District Court for the Central District of California on October 14, 2020. Pursuant to the terms of the Consent Decree, Plains paid $24 million in civil penalties and $22.325 million as compensation for injuries to, destruction of, loss of, or loss of use of natural resources resulting from the Line 901 incident. The Consent Decree, which resolved all regulatory claims related to the incident, also contains requirements for implementing certain agreed-upon injunctive relief, as well as requirements for potentially restarting Line 901 and the Sisquoc to Pentland portion of Line 903. On October 13, 2022, Plains sold Line 901 and the Sisquoc to Pentland portion of Line 903 to Pacific Pipeline Company, an indirect wholly owned subsidiary of Exxon Mobil Corporation. As required by the terms of the Consent Decree, such purchaser assumed responsibility for compliance with the Consent Decree as it relates to the future ownership and operation of Line 901 and the Sisquoc to Pentland portion of Line 903.

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

Shortly following the Line 901 incident, we established a claims line and encouraged any parties that were damaged by the release to contact us to discuss their damage claims. We received a number of claims through the claims line and we have processed those claims and made payments as appropriate. Nine class action lawsuits were filed against us; however, after various claims were either dismissed or consolidated, two proceedings remained pending in the United States District Court for the Central District of California. In the first proceeding, the plaintiffs claimed two different classes of claimants were damaged by the release: (i) commercial fishermen who landed fish in certain specified fishing blocks in the waters off the coast of Southern California or persons or businesses who resold commercial seafood caught in those areas; and (ii) owners and lessees of residential beachfront properties, or properties with a private easement to a beach, where plaintiffs claim oil from the spill washed up. In order to fully and finally resolve all claims and litigation for both classes, we have reached an agreement in principle to settle this case in exchange for a payment of $230 million (the “Class Action Settlement”). The Class Action Settlement was formally approved by the trial court on September 20, 2022, and we made the $230 million settlement payment on October 27, 2022. In the second proceeding, the plaintiffs seek a declaratory judgment that Plains’ right-of-way agreements would not allow Plains to lay a new pipeline to replace Line 901 and/or the non-operating segment of Line 903 without paying additional compensation. No trial date has been set in that action and the purchaser of Line 901 and the Sisquoc to Pentland portion of Line 903 will be joining this proceeding as a co-defendant with respect to its interest in such acquired pipelines.

In addition, after various other unitholder derivative lawsuits were either dismissed or consolidated, one proceeding remains pending in Delaware Chancery Court. Generally, the plaintiffs in the remaining derivative lawsuit claim that PAGP’s Board of Directors failed to exercise proper oversight over PAA’s pipeline integrity efforts. In April 2022, Plains entered into a settlement agreement to settle this lawsuit, subject to court approval and notice to all PAA unitholders (the “Derivative Settlement”). Following preliminary court approval, on May 23, 2022 we filed a Current Report on Form 8-K with the SEC. We also posted notice on our website and mailed copies of the notice to all record holders of PAA common units as of August 10, 2022. The key terms of the Derivative Settlement include a payment of Plaintiff’s attorneys’ fees by our insurers in the amount of approximately $1.0 million and the agreement of Plains to comply with various covenants regarding the implementation or continuation of certain Board oversight practices with respect to pipeline integrity. At a settlement hearing held on November 1, 2022, the Delaware Chancery Court approved the terms of the Derivative Settlement.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In connection with the foregoing, including the Class Action Settlement and the Derivative Settlement, we have made adjustments to our total estimated Line 901 costs and the portion of such costs that we believe are probable of recovery from insurance carriers, net of deductibles. Effective as of September 30, 2022, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $730 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties payable pursuant to the Consent Decree, certain third party claims settlements (including the Class Action Settlement and the Derivative Settlement), and estimated costs associated with our remaining Line 901 lawsuits and claims as described above, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and excluding future claims and lawsuits and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

As of September 30, 2022, we had a remaining undiscounted gross liability of approximately $330 million related to this event, which aggregate amount is reflected in “Trade accounts payable” and “Other current liabilities” on our Condensed Consolidated Balance Sheet. We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such environmental liabilities; however, after giving effect to the settlements described above and assuming full collection of costs that we believe are probable of recovery from insurance providers, net of deductibles, we will reach the limit of our $500 million 2015 insurance program applicable to the Line 901 incident. Through September 30, 2022, we had collected, subject to customary reservations, approximately $265 million out of the $505 million of release costs that we believe are probable of recovery from insurance carriers (including the 2015 insurance program), net of deductibles. Therefore, as of September 30, 2022, we have recognized a receivable of approximately $240 million for the portion of the release costs that we believe is probable of recovery from insurance, net of deductibles and amounts already collected. Such amount is recognized as a current asset in “Trade accounts receivable and other receivables, net” on our Condensed Consolidated Balance Sheet. We have completed the required clean-up and remediation work as determined by the Unified Command and the Unified Command has been dissolved; however, we expect to make payments for additional costs associated with restoration of the impacted areas, as well as legal, professional and regulatory costs during future periods. Taking into account the costs that we have included in our total estimate of costs for the Line 901 incident and considering what we regard as very strong defenses to the claims made in our remaining Line 901 lawsuits, we do not believe the ultimate resolution of such remaining lawsuits will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Other Litigation Matters. On July 19, 2022 Hartree Natural Gas Storage, LLC (“Hartree”) filed a lawsuit under seal in the Superior Court for the State of Delaware asserting claims against PAA Natural Gas Storage, L.P. and PAA arising out of a Membership Interest Purchase Agreement relating to the 2021 sale of the Pine Prairie Energy Center natural gas storage facility to Hartree. We believe the claims are without merit and that the outcome of the lawsuit will not have a material adverse effect on our financial condition, results of operations or cash flows. We intend to vigorously defend against the claims asserted in the lawsuit.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain financial data for each segment (in millions):

	Crude Oil	NGL	Intersegment Revenues Elimination	Total
Three Months Ended September 30, 2022
Revenues (1):
Product sales	$13,367	$735	$(101)	$14,001
Services	308	35	(8)	335
Total revenues	$13,675	$770	$(109)	$14,336
Equity earnings in unconsolidated entities	$105	$—		$105
Segment Adjusted EBITDA	$536	$86		$622
Maintenance capital expenditures	$35	$41		$76

Three Months Ended September 30, 2021
Revenues (1):
Product sales	$10,468	$133	$(86)	$10,515
Services	233	33	(5)	261
Total revenues	$10,701	$166	$(91)	$10,776
Equity earnings in unconsolidated entities	$69	$—		$69
Segment Adjusted EBITDA	$459	$54		$513
Maintenance capital expenditures	$24	$19		$43

Nine Months Ended September 30, 2022
Revenues (1):
Product sales	$41,802	$1,943	$(355)	$43,390
Services	892	132	(24)	1,000
Total revenues	$42,694	$2,075	$(379)	$44,390
Equity earnings in unconsolidated entities	$306	$—		$306
Segment Adjusted EBITDA	$1,482	$367		$1,849
Maintenance capital expenditures	$80	$66		$146

Nine Months Ended September 30, 2021
Revenues (1):
Product sales	$27,553	$932	$(264)	$28,221
Services	780	102	(14)	868
Total revenues	$28,333	$1,034	$(278)	$29,089
Equity earnings in unconsolidated entities	$190	$—		$190
Segment Adjusted EBITDA	$1,486	$144		$1,630
Maintenance capital expenditures	$75	$41		$116

(1)Segment revenues include intersegment amounts that are eliminated in Purchases and related costs. Intersegment activities are conducted at posted tariff rates where applicable, or otherwise at rates similar to those charged to third parties or rates that we believe approximate market at the time the agreement is executed or renegotiated.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income attributable to PAA (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Segment Adjusted EBITDA	$622	$513	$1,849	$1,630
Adjustments: (1)
Depreciation and amortization of unconsolidated entities (2)	(21)	(21)	(58)	(109)
Gains/(losses) from derivative activities and inventory valuation adjustments (3)	376	(13)	363	23
Long-term inventory costing adjustments (4)	(83)	13	22	81
Deficiencies under minimum volume commitments, net (5)	(16)	(56)	(31)	(31)
Equity-indexed compensation expense (6)	(9)	(6)	(24)	(14)
Net gain/(loss) on foreign currency revaluation (7)	2	(3)	1	(2)
Line 901 incident (8)	—	—	(85)	—
Significant transaction-related expenses (9)	—	(2)	—	(5)
Adjusted EBITDA attributable to noncontrolling interests (10)	98	5	264	12
Depreciation and amortization	(238)	(178)	(711)	(551)
Gains/(losses) on asset sales and asset impairments, net	—	(221)	46	(592)
Gain on investment in unconsolidated entities	1	—	1	—
Interest expense, net	(99)	(106)	(305)	(319)
Other income/(expense), net	(82)	(10)	(237)	13
Income/(loss) before tax	551	(85)	1,095	136
Income tax (expense)/benefit	(109)	30	(177)	16
Net income/(loss)	442	(55)	918	152
Net income attributable to noncontrolling interests	(58)	(4)	(144)	(9)
Net income/(loss) attributable to PAA	$384	$(59)	$774	$143

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

Overview of Operating Results

During the first nine months of 2022, we recognized net income attributable to PAA of $774 million compared to net income attributable to PAA of $143 million recognized during the first nine months of 2021. Results from our operations increased for the first nine months of 2022 over the comparable 2021 period driven primarily by more favorable margins in our NGL segment, as well as increased earnings from our crude oil pipelines due to higher tariff volumes and higher loss allowance revenue attributable to higher commodity prices. However, these items were partially offset by the impact of the monetization of contango hedges that benefited the 2021 period, the sale of our natural gas storage facilities in the third quarter of 2021 and higher field operating costs in the 2022 period primarily from (i) an increase in estimated costs associated with the Line 901 incident and (ii) gains related to hedged power costs resulting from the extreme winter weather event that occurred in February 2021 (“Winter Storm Uri”) recognized in the first quarter of 2021.

Additionally, results for the first nine months of 2022 included a net gain on asset sales of $46 million, compared to a net loss on asset sales and asset impairments of $592 million included in results for the first nine months of 2021.

See the “Results of Operations” section below for further discussion.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2022	2021	$	%	2022	2021	$	%
Product sales revenues	$14,001	$10,515	$3,486	33%	$43,390	$28,221	$15,169	54%
Services revenues	335	261	74	28%	1,000	868	132	15%
Purchases and related costs	(13,071)	(10,074)	(2,997)	(30)%	(41,181)	(26,743)	(14,438)	(54)%
Field operating costs	(318)	(274)	(44)	(16)%	(971)	(746)	(225)	(30)%
General and administrative expenses	(83)	(67)	(16)	(24)%	(243)	(205)	(38)	(19)%
Depreciation and amortization	(238)	(178)	(60)	(34)%	(711)	(551)	(160)	(29)%
Gains/(losses) on asset sales and asset impairments, net	—	(221)	221	100%	46	(592)	638	108%
Equity earnings in unconsolidated entities	105	69	36	52%	306	190	116	61%
Gain on investment in unconsolidated entities	1	—	1	N/A	1	—	1	N/A
Interest expense, net	(99)	(106)	7	7%	(305)	(319)	14	4%
Other income/(expense), net	(82)	(10)	(72)	**	(237)	13	(250)	**
Income tax (expense)/benefit	(109)	30	(139)	**	(177)	16	(193)	**
Net income/(loss)	442	(55)	497	**	918	152	766	**
Net income attributable to noncontrolling interests	(58)	(4)	(54)	**	(144)	(9)	(135)	**
Net income/(loss) attributable to PAA	$384	$(59)	$443	**	$774	$143	$631	441%

Basic and diluted net income/(loss) per common unit	$0.48	$(0.15)	$0.63	**	$0.89	$(0.01)	$0.90	**
Basic and diluted weighted average common units outstanding	698	715	(17)	**	702	719	(17)	**

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

The following table presents the range of the NYMEX WTI benchmark price of crude oil (in dollars per barrel):

	NYMEX WTI Crude Oil Price
	Low	High	Average
Three Months Ended September 30, 2022	$77	$108	$91
Three Months Ended September 30, 2021	$62	$75	$71

Nine Months Ended September 30, 2022	$76	$124	$98
Nine Months Ended September 30, 2021	$48	$75	$65

Product sales revenues and purchases increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021 primarily due to higher prices and volumes in the 2022 periods.

Revenues from services increased for the three and nine months ended September 30, 2022, compared to the same periods in 2021 primarily due to higher prices and volumes in the 2022 periods, partially offset by the impact of the sale of our natural gas storage facilities in the third quarter of 2021.

See further discussion of our net revenues in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to (i) employee-related costs, including an increase in equity-indexed compensation expense on equity-classified awards (which is excluded in the calculation of Adjusted EBITDA and Segment Adjusted EBITDA) and liability-classified awards due to changes in plan assumptions and a higher common unit price and (ii) higher office rent due to an operating cost abatement in the prior year. For the nine months ended September 30, 2022, the increase was also attributed to (i) costs associated with the formation of the Permian JV, a portion of which are related to the provision of transition services, and (ii) reduced wage subsidies received by our Canadian subsidiary.

Gains/(Losses) on Asset Sales and Asset Impairments, Net

During the first quarter of 2022, we recognized a gain of $40 million related to the sale of land and buildings in California.

The net loss on asset sales and asset impairments for 2021 primarily consisted of (i) an approximate $220 million non-cash impairment charge recognized in the third quarter related to the write-down of certain crude oil storage terminal assets as a result of decreased demand for our services due to changing market conditions, (ii) an approximate $475 million non-cash impairment charge related to the write-down of our Pine Prairie and Southern Pines natural gas storage facilities upon classification as held for sale during the second quarter (these assets were sold in August 2021) and (iii) a gain of $106 million recognized in the second quarter related to the asset exchange agreement (the “Asset Exchange”) involving the sale of one of our crude oil pipelines in Canada in exchange for additional interests in certain Empress natural gas processing plants.

Depreciation and Amortization

The increase in depreciation and amortization expense for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was driven by depreciation expense on the assets contributed by Oryx Midstream Holdings LLC (“Oryx Midstream”) upon formation of the Permian JV.

Interest Expense, Net

The decrease in interest expense for the three and nine months ended September 30, 2022 compared to the three and nine months ended September 30, 2021 was primarily due to (i) a lower weighted average debt balance during the 2022 periods largely driven by the repayment of $750 million of senior notes in March 2022 and (ii) gains of $2 million and $6 million recognized during the three and nine months ended September 30, 2022, respectively, due to anticipated hedged transactions being probable of not occurring. These decreases were partially offset by lower capitalized interest in the 2022 periods resulting from fewer capital projects under construction.

Other Income/(Expense), Net

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Gain/(loss) related to mark-to-market adjustment of Preferred Distribution Rate Reset Option (1)	$(49)	$4	$(196)	$13
Net loss on foreign currency revaluation (2)	(34)	(15)	(43)	(1)
Other	1	1	2	1
	$(82)	$(10)	$(237)	$13

(1)See Note 8 to our Condensed Consolidated Financial Statements for additional information.
(2)The activity during the periods presented was primarily related to the impact from the change in the United States dollar to Canadian dollar exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax (Expense)/Benefit

The net unfavorable income tax variance for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily a result of higher year-over-year income as impacted by fluctuations of the derivative mark-to-market valuations in our Canadian operations.

Noncontrolling Interests

The increase in amounts attributable to noncontrolling interests for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to the formation of the Permian JV in October 2021. See Note 7 to our Consolidated Financial Statements included in Part IV of our 2021 Annual Report on Form 10-K for additional information.

Outlook for Certain Idled and Underutilized Assets

During the third quarter of 2022, we temporarily ceased service on Line 2000 in California as a precautionary measure following a routine inspection and initiated a program of additional tests and inspections. We are in the process of assessing the results of such tests; however, possible outcomes could include a reduction in the remaining useful life of the pipeline and/or a partial impairment of the carrying value of the associated asset group, which was approximately $540 million, exclusive of linefill, as of September 30, 2022.

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

The following tables set forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA, Adjusted EBITDA attributable to PAA and Implied DCF from Net Income (in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2022	2021	$	%	2022	2021	$	%
Net income/(loss)	$442	$(55)	$497	**	$918	$152	$766	**
Interest expense, net	99	106	(7)	(7)%	305	319	(14)	(4)%
Income tax expense/(benefit)	109	(30)	139	**	177	(16)	193	**
Depreciation and amortization	238	178	60	34%	711	551	160	29%
(Gains)/losses on asset sales and asset impairments, net	—	221	(221)	(100)%	(46)	592	(638)	(108)%
Gain on investment in unconsolidated entities	(1)	—	(1)	N/A	(1)	—	(1)	N/A
Depreciation and amortization of unconsolidated entities (1)	21	21	—	—%	58	109	(51)	(47)%
Selected Items Impacting Comparability:
(Gains)/losses from derivative activities and inventory valuation adjustments	(376)	13	(389)	**	(363)	(23)	(340)	**
Long-term inventory costing adjustments	83	(13)	96	**	(22)	(81)	59	**
Deficiencies under minimum volume commitments, net	16	56	(40)	**	31	31	—	**
Equity-indexed compensation expense	9	6	3	**	24	14	10	**
Net (gain)/loss on foreign currency revaluation	(2)	3	(5)	**	(1)	2	(3)	**
Line 901 incident	—	—	—	**	85	—	85	**
Significant transaction-related expenses	—	2	(2)	**	—	5	(5)	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (2)	(270)	67	(337)	**	(246)	(52)	(194)	**
(Gain)/loss on Preferred Distribution Rate Reset Option embedded derivative (3)	49	(4)	53	**	196	(13)	209	**
Net loss on foreign currency revaluation (4)	34	15	19	**	43	1	42	**
Selected Items Impacting Comparability - Adjusted EBITDA (5)	(187)	78	(265)	**	(7)	(64)	57	**
Adjusted EBITDA (5)	$721	$519	$202	39%	$2,115	$1,643	$472	29%
Adjusted EBITDA attributable to noncontrolling interests (6)	(98)	(5)	(93)	**	(264)	(12)	(252)	**
Adjusted EBITDA attributable to PAA	$623	$514	$109	21%	$1,851	$1,631	$220	13%

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2022	2021	$	%	2022	2021	$	%
Adjusted EBITDA (5)	$721	$519	$202	39%	$2,115	$1,643	$472	29%
Interest expense, net of certain non-cash items (7)	(96)	(99)	3	3%	(295)	(301)	6	2%
Maintenance capital (8)	(76)	(43)	(33)	(77)%	(146)	(116)	(30)	(26)%
Investment capital of noncontrolling interests (9)	(20)	—	(20)	N/A	(50)	—	(50)	N/A
Current income tax expense	(12)	(8)	(4)	(50)%	(60)	(11)	(49)	(445)%
Distributions from unconsolidated entities in excess of/(less than) adjusted equity earnings (10)	(22)	9	(31)	**	(48)	11	(59)	**
Distributions to noncontrolling interests (11)	(73)	(4)	(69)	**	(194)	(10)	(184)	**
Implied DCF	$422	$374	$48	13%	$1,322	$1,216	$106	9%
Preferred unit distributions (11)	(37)	(37)	—	—%	(137)	(137)	—	—%
Implied DCF Available to Common Unitholders	$385	$337	$48	14%	$1,185	$1,079	$106	10%
Common unit cash distributions (11)	(152)	(129)			(432)	(389)
Implied DCF Excess (12)	$233	$208			$753	$690

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

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions)	2022	2021	$	%	2022	2021	$	%
Revenues	$13,675	$10,701	$2,974	28%	$42,694	$28,333	$14,361	51%
Purchases and related costs	(12,938)	(9,971)	(2,967)	(30)%	(40,495)	(26,146)	(14,349)	(55)%
Field operating costs	(235)	(213)	(22)	(10)%	(749)	(582)	(167)	(29)%
Segment general and administrative expenses (2)	(64)	(49)	(15)	(31)%	(186)	(151)	(35)	(23)%
Equity earnings in unconsolidated entities	105	69	36	52%	306	190	116	61%

Adjustments (3):
Depreciation and amortization of unconsolidated entities	21	21	—	—%	58	109	(51)	**
(Gains)/losses from derivative activities and inventory valuation adjustments	(33)	(158)	125	**	(3)	(242)	239	**
Long-term inventory costing adjustments	80	(3)	83	**	(18)	(65)	47	**
Deficiencies under minimum volume commitments, net	16	56	(40)	**	31	31	—	**
Equity-indexed compensation expense	9	6	3	**	24	14	10	**
Net (gain)/loss on foreign currency revaluation	(2)	3	(5)	**	(1)	2	(3)	**
Line 901 incident	—	—	—	**	85	—	85	**
Significant transaction-related expenses	—	2	(2)	**	—	5	(5)	**
Adjusted EBITDA attributable to noncontrolling interests	(98)	(5)	(93)	**	(264)	(12)	(252)	**
Segment Adjusted EBITDA	$536	$459	$77	17%	$1,482	$1,486	$(4)	—%

Maintenance capital	$35	$24	$11	46%	$80	$75	$5	7%

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Average Volumes	2022	2021	Volumes	%	2022	2021	Volumes	%
Crude oil pipeline tariff volumes (by region) (4)
Permian Basin (5)	5,698	4,394	1,304	30%	5,450	4,114	1,336	32%
Other (5)	1,883	1,768	115	7%	1,937	1,755	182	10%
Total crude oil pipeline tariff volumes	7,581	6,162	1,419	23%	7,387	5,869	1,518	26%

Commercial crude oil storage capacity (5)(6)	72	73	(1)	(1)%	72	73	(1)	(1)%

Crude oil lease gathering purchases (4)	1,390	1,372	18	1%	1,373	1,300	73	6%

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
(4)Average daily volumes in thousands of barrels per day calculated as the total volumes (attributable to our interest for assets owned by unconsolidated entities or undivided joint interests) for the year divided by the number of days in the year. Volumes associated with acquisitions represent total volumes for the number of days we actually owned the assets divided by the number of days in the period.
(5)Includes volumes (attributable to our interest) from assets owned by unconsolidated entities.
(6)Average monthly capacity in millions of barrels per day calculated as total volumes for the period divided by the number of months in the period.

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA was favorably impacted for the three and nine months ended September 30, 2022 compared to the same periods in 2021 by higher volumes on our pipelines, favorable Canadian crude oil differentials and higher loss allowance revenue. These favorable impacts were offset for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 by (i) the monetization of contango hedges that benefited the 2021 period, (ii) the sale of our natural gas storage facilities in August of 2021 (which were reported in our Crude Oil Segment) and (iii) gains related to hedged power costs resulting from Winter Storm Uri recognized in the first quarter of 2021.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the three and nine months ended September 30, 2022 compared to the same periods in 2021.

•Natural Gas Storage Assets. We sold our natural gas storage facilities in August 2021, impacting the comparison of our results for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Net revenues from our natural gas storage facilities were approximately $76 million for the nine months ended September 30, 2021, which included the benefit of favorable margins from hub activities related to Winter Storm Uri, as mentioned below.

•Market Opportunities. Our results for the three months ended September 30, 2022 include the impact of more favorable Canadian crude oil differentials compared to the three months ended September 30, 2021. The nine month period ended September 30, 2022 benefited from favorable Canadian crude oil differentials and the sale of excess linefill in a higher crude oil price environment, however, in comparison to the nine months ended September 30, 2021, these favorable variances were offset by the benefit of the monetization of contango hedges during the nine months ended September 30, 2021.

•Permian JV. In October of 2021, we closed on the transaction with Oryx Midstream to merge our respective Permian Basin assets, with the exception of our long-haul pipeline systems and certain of our intra-basin assets, into the Permian JV. The significant year-over-year growth in our tariff volumes in the Permian Basin region was primarily from the Permian JV assets, largely due to additional volumes from the pipelines contributed by Oryx Midstream as well as increased production and new connections. We deduct the portion of the financial results attributable to Oryx Midstream’s 35% interest in the Permian JV in determining Segment Adjusted EBITDA, which partially offset the favorable impact of the volume growth when comparing Segment Adjusted EBITDA for the first nine months of 2022 compared to 2021.

•Pipeline Projects. The Capline pipeline reversal project and phase two of the Wink to Webster pipeline project have been completed and were placed in service in the first quarter of 2022, which favorably impacted equity earnings in unconsolidated entities and our tariff volumes for the first nine months of 2022.

The variance in equity earnings in unconsolidated entities for the nine months ended September 30, 2022 compared to the same period in 2021 was also driven by the unfavorable impact to the prior period of the recognition of our proportionate share of the write-off of costs associated with a capital project canceled during the second quarter of 2021 (which impacted equity earnings in unconsolidated entities but is excluded from Segment Adjusted EBITDA and thus is reflected as an “Adjustment” as “Depreciation and amortization of unconsolidated entities” in the table above).

•Pipeline Loss Allowance Revenue. Pipeline loss allowance revenues increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to higher prices and volumes during the 2022 periods.

•Winter Storm Uri. During the first quarter of 2021, Winter Storm Uri had a negative impact on our volumes; however, this impact was more than offset during the 2021 period by gains related to hedged power costs, which are reflected in equity earnings and field operating costs, and favorable margins from hub activities at our natural gas storage facilities resulting from Winter Storm Uri.

•Minimum Volume Commitments. “Deficiencies under minimum volume commitments, net” in the table above is a net adjustment to (i) include in Segment Adjusted EBITDA amounts billed to counterparties during the period that are deferred and therefore not reflected in revenues or equity earnings and (ii) exclude from Segment Adjusted EBITDA amounts recognized in revenue and equity earnings during the period that were previously deferred as they were included in Segment Adjusted EBITDA when those amounts were billed. A majority of the variance in “Deficiencies under minimum volume commitments, net” for the three months ended September 30, 2022 compared to the three months ended September 31, 2021 relates to the recognition of previously deferred amounts, which do not have an impact on Segment Adjusted EBITDA.

•Field Operating Costs. The increase in field operating costs for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to (i) incremental operating costs from the Permian JV, (ii) increased utilities as a result of higher volumes, (iii) increased costs resulting from higher third-party trucked volumes and (iv) higher fuel prices, partially offset by (v) the sale of our natural gas storage facilities. For the nine months ended September 30, 2022, the increase compared to 2021 was also attributable to additional estimated costs associated with the Line 901 incident (which impact field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above) and the impact of gains related to hedged power costs resulting from Winter Storm Uri recognized in the first quarter of 2021.

Segment General and Administrative Expenses. See the “—Consolidated Results” section above for a discussion of general and administrative expenses.

Maintenance Capital. The increase in maintenance capital spending for the nine months ended September 30, 2022 compared to the same period in 2021 was primarily due to ongoing station upgrades, integrity projects and tank maintenance, partially offset by lower costs due to the completion of certain projects.

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

The following tables set forth our operating results from our NGL segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions, except per barrel data)	2022	2021	$	%	2022	2021	$	%
Revenues	$770	$166	$604	364%	$2,075	$1,034	$1,041	101%
Purchases and related costs	(242)	(194)	(48)	(25)%	(1,065)	(875)	(190)	(22)%
Field operating costs	(83)	(61)	(22)	(36)%	(222)	(164)	(58)	(35)%
Segment general and administrative expenses (2)	(19)	(18)	(1)	(6)%	(57)	(54)	(3)	(6)%

Adjustments (3):
(Gains)/losses from derivative activities and inventory valuation adjustments	(343)	171	(514)	**	(360)	219	(579)	**
Long-term inventory costing adjustments	3	(10)	13	**	(4)	(16)	12	**
Segment Adjusted EBITDA	$86	$54	$32	59%	$367	$144	$223	155%

Maintenance capital	$41	$19	$22	116%	$66	$41	$25	61%

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Average Volumes (in thousands of barrels per day) (4)	2022	2021	Volumes	%	2022	2021	Volumes	%
NGL fractionation	121	119	2	2%	131	130	1	1%

NGL pipeline tariff	182	165	17	10%	182	176	6	3%

NGL sales	96	87	9	10%	121	139	(18)	(13)%

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

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to the favorable impact of higher realized fractionation spreads between the price of natural gas and the extracted NGL (“frac spreads”) and increased NGL mix supply produced at our straddle plants.

Significant variances in the components of Segment Adjusted EBITDA are discussed in more detail below.

Net Revenues. Net revenues from our NGL sales activities, excluding the impact of derivative activities and inventory valuation and long-term inventory costing adjustments, increased for the three and nine months ended September 30, 2022 compared to the same periods in 2021 primarily due to higher realized frac spreads, increased NGL mix supply produced at our straddle plants and higher ethane prices due to higher utility operating costs at our straddle plants. This was partially offset for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 by lower NGL sales volumes during the first half of 2022 due to a reduction in lower margin hub activity. Additionally, net revenues for the nine months ended September 30, 2022 compared to the same period in 2021 include the benefit of our increased ownership in the Empress straddle plants effective June 2021 and higher product gains at certain of our NGL fractionation facilities.

Field Operating Costs. The increase in field operating costs for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to increased utilities-related costs associated with (i) our increased ownership in the Empress straddle plants, (ii) higher prices in the 2022 periods, and (iii) a reduction in unrealized mark-to-market gains (which impact our field operating costs but are excluded from Segment Adjusted EBITDA and thus are reflected as an “Adjustment” in the table above). The increase in utilities-related costs was largely offset by the benefit to net revenues of ethane recoveries.

Maintenance Capital. The increase in maintenance capital spending for the three and nine months ended September 30, 2022 compared to the same periods in 2021 was primarily due to a turnaround at one of our Empress facilities during 2022.

Liquidity and Capital Resources

General

Our primary sources of liquidity are (i) cash flow from operating activities and (ii) borrowings under our credit facilities or commercial paper program. In addition, we may supplement these primary sources of liquidity with proceeds from asset sales, and in the past have utilized funds received from sales of equity and debt securities. Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil, NGL and other products, other expenses and interest payments on outstanding debt, (ii) investment and maintenance capital activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on our long-term debt and (v) distributions to our unitholders and noncontrolling interests. In addition, we may use cash for repurchases of common equity. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under our commercial paper program or credit facilities. In addition, we generally expect to fund our long-term needs, such as those resulting from investment capital activities or acquisitions and refinancing our long-term debt, through a variety of sources (either separately or in combination), which may include the sources mentioned above as funding for short-term needs and/or the issuance of additional equity or debt securities and the sale of assets.

As of September 30, 2022, we had approximately $3.3 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of September 30, 2022
Availability under senior unsecured revolving credit facility (1) (2)	$1,321
Availability under senior secured hedged inventory facility (1) (2)	1,321
Amounts outstanding under commercial paper program	—
Subtotal	2,642
Cash and cash equivalents	623
Total	$3,265

(1)Represents availability prior to giving effect to borrowings outstanding under our commercial paper program, which reduce available capacity under the facilities.
(2)Available capacity under our senior unsecured revolving credit facility and senior secured hedged inventory facility was reduced by outstanding letters of credit of $29 million and $29 million, respectively.

In August 2022, we amended our credit facility agreements to, among other things, extend the maturity dates of our senior secured hedged inventory facility and senior unsecured revolving credit facility by one year to August 2025 and August 2027, respectively.

Usage of our credit facilities, and, in turn, our commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for our revolving credit facilities (which impact our ability to access our commercial paper program because they provide the financial backstop that supports our short-term credit ratings) and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. Additionally, lack of compliance with the provisions in our credit agreements may restrict our ability to make distributions of available cash. We were in compliance with the covenants contained in our credit agreements and indentures as of September 30, 2022.

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

The following table sets forth the reconciliation of the non-GAAP financial liquidity measures Free Cash Flow and Free Cash Flow after Distributions from Net Cash Provided by Operating Activities (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net cash provided by operating activities	$941	$336	$2,074	$1,361
Adjustments to reconcile net cash provided by operating activities to free cash flow:
Net cash (used in)/provided by investing activities	(168)	761	(291)	478
Cash contributions from noncontrolling interests	26	—	26	1
Cash distributions paid to noncontrolling interests (1)	(73)	(4)	(194)	(10)
Free Cash Flow	$726	$1,093	$1,615	$1,830
Cash distributions (2)	(189)	(166)	(569)	(526)
Free Cash Flow after Distributions	$537	$927	$1,046	$1,304

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

Net cash provided by operating activities for the first nine months of 2022 and 2021 was $2.074 billion and $1.361 billion, respectively, and primarily resulted from earnings from our operations.

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

	Nine Months Ended September 30,
	2022	2021
Investment capital (1) (2)	$262	$182
Maintenance capital (1)	146	116
Acquisition capital	74	32
	$482	$330

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

Divestitures

Proceeds from the sale of assets have generally been used to fund our investment capital projects and reduce debt levels. The following table summarizes the proceeds received during the first nine months of 2022 and 2021 from sales of assets (in millions):

	Nine Months Ended September 30,
	2022	2021
Proceeds from divestitures (1)	$58	$878

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

On November 2, 2022, we completed a transaction to purchase an additional 5% interest in Cactus II Pipeline LLC (“Cactus II”) for approximately $88 million. Subsequent to the transaction, we own a 70% interest in Cactus II and as a result of certain amended governance provisions, we have obtained control over this entity. As a result, we will consolidate Cactus II at fair value at the date of acquisition and amendment, further resulting in a gain being recorded because of our remeasurement of our previously held equity interest.

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

Common Equity Repurchase Program

We repurchased 7.3 million and 11.9 million common units under the Program through open market purchases that settled during the nine months ended September 30, 2022 and 2021, respectively, for a total purchase price of $74 million and $117 million, respectively, including commissions and fees. At September 30, 2022, the remaining available capacity under the Program was $198 million.

Registration Statements

We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue, in the aggregate, up to a specified amount of debt or equity securities (“Traditional Shelf”), under which we had approximately $1.1 billion of unsold securities available at September 30, 2022. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under our Traditional Shelf or WKSI Shelf during the nine months ended September 30, 2022.

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

On November 14, 2022, we will pay a quarterly cash distribution of $0.2175 per common unit ($0.87 per unit on an annualized basis) to common unitholders of record at the close of business on October 31, 2022 for the period from July 1, 2022 through September 30, 2022, which is unchanged from the distribution per unit paid in August of 2022.

See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first nine months of 2022, including distributions to our preferred unitholders.

Capital Allocation Framework Update

On November 2, 2022, we provided updates to our capital allocation framework and announced our intention to recommend to the Board of Directors a $0.20 per unit (annualized) increase to our distribution payable to holders of our common units with respect to the fourth quarter of 2022. If approved and declared by the Board of Directors, such increased distribution would be paid in February 2023.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of September 30, 2022, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in the Permian JV and (ii) a 33% interest in Red River LLC. See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the nine months ended September 30, 2022.

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

The following table includes our best estimate of the amount and timing of these payments as well as other amounts due under the specified contractual obligations as of September 30, 2022 (in millions):

	Remainder of 2022	2023	2024	2025	2026	2027 and Thereafter	Total
Crude oil, NGL and other purchases (1)	$7,171	$21,129	$19,951	$18,678	$17,613	$54,686	$139,228

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during September 2022. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At September 30, 2022 and December 31, 2021, we had outstanding letters of credit of approximately $58 million and $98 million, respectively.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including commodity price risk and interest rate risk. We use various derivative instruments to manage such risks and, in certain circumstances, to realize incremental margin during volatile market conditions. Our risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our exchange-cleared and over-the-counter positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity. We have a risk management function that has direct responsibility and authority for our risk policies, related controls around commercial activities and certain aspects of corporate risk management. Our risk management function also approves all new risk management strategies through a formal process. The following discussion addresses each category of risk.

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

The fair value of our commodity derivatives and the change in fair value as of September 30, 2022 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(40)	$(21)	$21
Natural gas	49	$24	$(24)
NGL and other	223	$(75)	$75
Total fair value	$232

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

Interest Rate Risk

Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. We did not have any variable rate debt outstanding at September 30, 2022. The average interest rate on variable rate debt that was outstanding during the nine months ended September 30, 2022 was 1.3%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $113 million as of September 30, 2022. A 10% increase in the forward LIBOR curve as of September 30, 2022 would have resulted in an increase of $17 million to the fair value of our interest rate derivatives. A 10% decrease in the forward LIBOR curve as of September 30, 2022 would have resulted in a decrease of $17 million to the fair value of our interest rate derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Preferred Distribution Rate Reset Option

The Preferred Distribution Rate Reset Option of our Series A preferred units is an embedded derivative that must be bifurcated from the related host contract, our partnership agreement, and recorded at fair value in our Condensed Consolidated Balance Sheets. The valuation model utilized for this embedded derivative contains inputs including our common unit price, ten-year United States treasury rates, default probabilities and timing estimates to ultimately calculate the fair value of our Series A preferred units with and without the Preferred Distribution Rate Reset Option. The fair value of this embedded derivative was a liability of $196 million as of September 30, 2022. The ten-year U.S. Treasury rate as of September 30, 2022 was 3.83%. An increase in the ten-year U.S. Treasury rate curve of 10%, holding other inputs constant, would result in an increase in both expense and our liability of $36 million. A decrease in the ten-year U.S. Treasury rate curve of 10%, holding other inputs constant, would result in a decrease in both expense and our liability of $31 million. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of embedded derivatives.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of September 30, 2022, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the third quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Omnibus Agreement, entered into as part of the Simplification Transactions, which closed on November 15, 2016, provides for the mechanics by which (i) the total number of PAGP’s outstanding Class A shares will equal the number of AAP units held by PAGP, and (ii) the total number of our common units held by AAP will equal the sum of the number of outstanding Class A units of AAP (“AAP units”) and the number of AAP units that are issuable to the holders of vested and earned Class B units of AAP (“AAP Management Units”). As such, we are obligated to issue common units to AAP in connection with PAGP’s issuance of Class A shares upon PAGP LTIP award vestings. During the three months ended September 30, 2022, we issued 35,715 common units to AAP in connection with PAGP LTIP award vestings. This issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

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
Fourth Amended and Restated Limited Liability Company Agreement of PAA GP Holdings LLC dated effective as of August 19, 2021 (incorporated by reference to Exhibit 3.21 to our Annual Report on Form 10-K for the year ended December 31, 2021).

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

10.2	—
First Amendment to Credit Agreement dated as of August 22, 2022, among Plains All American Pipeline, L.P. and Plains Midstream Canada ULC, as Borrowers; certain subsidiaries of Plains All American Pipeline, L.P. from time to time party thereto, as Designated Borrowers; Bank of America, N.A., as Administrative Agent and Swing Line Lender; Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as L/C Issuers; and the other Lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed August 25, 2022).

10.3	—
First Amendment to Fourth Amended and Restated Credit Agreement dated as of August 22, 2022, among Plains Marketing, L.P. and Plains Midstream Canada ULC, as Borrowers; Plains All American Pipeline, L.P., as guarantor; Bank of America, N.A., as Administrative Agent and Swing Line Lender; Bank of America, N.A., Citibank, N.A., JPMorgan Chase Bank, N.A. and Wells Fargo Bank, National Association, as L/C Issuers; and the other Lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed August 25, 2022).

10.4* †	—	Form of LTIP Grant Letter dated August 18, 2022 (Named Executive Officers).

10.5* †	—	Form of LTIP Grant Letter dated August 18, 2022 (Directors).

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

November 7, 2022

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

November 7, 2022

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

November 7, 2022