Form 10-Q
period 2025-03-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2025-05-09
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of May 1, 2025, there were 703,299,255 Common Units outstanding.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$427	$348
Trade accounts receivable and other receivables, net	3,820	3,901
Inventory	335	439
Other current assets	153	114
Total current assets	4,735	4,802

PROPERTY AND EQUIPMENT	22,125	21,300
Accumulated depreciation	(6,063)	(5,876)
Property and equipment, net	16,062	15,424

OTHER ASSETS
Investments in unconsolidated entities	2,745	2,811
Intangible assets, net	1,675	1,677
Linefill	988	968
Long-term operating lease right-of-use assets, net	321	332
Long-term inventory	289	280
Other long-term assets, net	244	268
Total assets	$27,059	$26,562

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,725	$3,881
Short-term debt	478	408
Other current liabilities	488	661
Total current liabilities	4,691	4,950

LONG-TERM LIABILITIES
Senior notes, net	8,131	7,141
Other long-term debt, net	73	72
Long-term operating lease liabilities	301	313
Other long-term liabilities and deferred credits	1,003	990
Total long-term liabilities	9,508	8,516

COMMITMENTS AND CONTINGENCIES (NOTE 9)

PARTNERS’ CAPITAL
Series A preferred unitholders (58,411,908 and 71,090,468 units outstanding, respectively)	1,245	1,514
Series B preferred unitholders (800,000 and 800,000 units outstanding, respectively)	787	787
Common unitholders (703,775,950 and 703,770,300 units outstanding, respectively)	7,600	7,512
Total partners’ capital excluding noncontrolling interests	9,632	9,813
Noncontrolling interests	3,228	3,283
Total partners’ capital	12,860	13,096
Total liabilities and partners’ capital	$27,059	$26,562
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
REVENUES
Product sales revenues	$11,544	$11,546
Services revenues	467	449
Total revenues	12,011	11,995

COSTS AND EXPENSES
Purchases and related costs	10,761	10,917
Field operating costs	368	358
General and administrative expenses	100	96
Depreciation and amortization	262	254
Gain on asset sales, net	(13)	—
Total costs and expenses	11,478	11,625

OPERATING INCOME	533	370

OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	103	95
Gain on investments in unconsolidated entities, net	31	—
Interest expense (net of capitalized interest of $2 and $2, respectively)	(127)	(95)
Other income/(expense), net	26	(5)

INCOME BEFORE TAX	566	365
Current income tax expense	(46)	(53)
Deferred income tax (expense)/benefit	(4)	39

NET INCOME	516	351
Net income attributable to noncontrolling interests	(73)	(85)
NET INCOME ATTRIBUTABLE TO PAA	$443	$266

NET INCOME PER COMMON UNIT (NOTE 3):
Net income allocated to common unitholders — Basic and Diluted	$343	$203
Basic and diluted weighted average common units outstanding	704	701
Basic and diluted net income per common unit	$0.49	$0.29

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
Net income	$516	$351
Other comprehensive income/(loss)	5	(71)
Comprehensive income	521	280
Comprehensive income attributable to noncontrolling interests	(73)	(85)
Comprehensive income attributable to PAA	$448	$195

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Total
	(unaudited)
Balance at December 31, 2024	$(44)	$(1,039)	$(1,083)

Reclassification adjustments	1	—	1
Unrealized loss on hedges	(1)	—	(1)
Currency translation adjustments	—	5	5
Total period activity	—	5	5
Balance at March 31, 2025	$(44)	$(1,034)	$(1,078)

	Derivative Instruments	Translation Adjustments	Total
	(unaudited)
Balance at December 31, 2023	$(81)	$(755)	$(836)

Reclassification adjustments	2	—	2
Unrealized gain on hedges	13	—	13
Currency translation adjustments	—	(86)	(86)
Total period activity	15	(86)	(71)
Balance at March 31, 2024	$(66)	$(841)	$(907)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$516	$351
Reconciliation of net income to net cash provided by operating activities:
Depreciation and amortization	262	254
Gain on asset sales, net	(13)	—
Deferred income tax expense/(benefit)	4	(39)
Equity earnings in unconsolidated entities	(103)	(95)
Distributions on earnings from unconsolidated entities	125	132
Gain on investments in unconsolidated entities, net (Note 11)	(31)	—
Other	18	8
Changes in assets and liabilities, net of acquisitions	(139)	(192)
Net cash provided by operating activities	639	419

CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(624)	(91)
Investments in unconsolidated entities	—	(3)
Additions to property, equipment and other	(191)	(157)
Cash paid for purchases of linefill	(7)	(13)
Proceeds from sales of assets	3	3
Investments in related party notes (Note 8)	(330)	—
Net cash used in investing activities	(1,149)	(261)

CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under commercial paper program (Note 5)	71	107
Proceeds from the issuance of senior notes (Note 5)	998	—
Proceeds from the issuance of related party notes (Note 8)	330	—
Repurchase of Series A preferred units (Note 6)	(333)	—
Distributions paid to Series A preferred unitholders (Note 6)	(46)	(44)
Distributions paid to Series B preferred unitholders (Note 6)	(18)	(20)
Distributions paid to common unitholders (Note 6)	(267)	(223)
Distributions paid to noncontrolling interests (Note 6)	(132)	(100)
Contributions from noncontrolling interests	4	12
Other financing activities	(17)	(5)
Net cash provided by/(used in) financing activities	590	(273)

Effect of translation adjustment	(1)	(4)

Net increase/(decrease) in cash and cash equivalents and restricted cash	79	(119)
Cash and cash equivalents and restricted cash, beginning of period	348	450
Cash and cash equivalents and restricted cash, end of period	$427	$331

Cash paid for:
Interest, net of amounts capitalized	$128	$64
Income taxes, net of amounts refunded	$27	$86

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2024	$1,514	$787	$7,512	$9,813	$3,283	$13,096
Net income	39	18	386	443	73	516
Distributions (Note 6)	(39)	(18)	(267)	(324)	(132)	(456)
Other comprehensive income	—	—	5	5	—	5
Repurchase of Series A preferred units (Note 6)	(270)	—	(43)	(313)	—	(313)
Contributions from noncontrolling interests	—	—	—	—	4	4
Other	1	—	7	8	—	8
Balance at March 31, 2025	$1,245	$787	$7,600	$9,632	$3,228	$12,860

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2023	$1,509	$787	$8,126	$10,422	$3,310	$13,732
Net income	44	19	203	266	85	351
Distributions	(44)	(19)	(223)	(286)	(100)	(386)
Other comprehensive loss	—	—	(71)	(71)	—	(71)
Contributions from noncontrolling interests	—	—	—	—	12	12
Other	1	—	7	8	—	8
Balance at March 31, 2024	$1,510	$787	$8,042	$10,339	$3,307	$13,646

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

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of March 31, 2025, AAP also owned a limited partner interest in us through its ownership of approximately 232.9 million of our common units (approximately 31% of our total outstanding common units and Series A preferred units combined). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at March 31, 2025, owned an approximate 85% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2024 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAA and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2025 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications had no impact on net income or total partners’ capital.

Subsequent Events

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements, Disclosure Rules and Other Legislation

Except as discussed in our 2024 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2025 that are of significance or potential significance to us.

Note 2—Revenues and Accounts Receivable

Revenue Recognition

We disaggregate our revenues by segment and type of activity. See Note 3 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding our types of revenues and policies for revenue recognition.

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Three Months Ended March 31,
	2025	2024
Crude Oil segment revenues from contracts with customers
Sales	$11,008	$11,185
Transportation	312	300
Terminalling, Storage and Other	88	92
Total Crude Oil segment revenues from contracts with customers	$11,408	$11,577

	Three Months Ended March 31,
	2025	2024
NGL segment revenues from contracts with customers
Sales	$629	$600
Transportation	9	10
Terminalling, Storage and Other	20	21
Total NGL segment revenues from contracts with customers	$658	$631

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

Three Months Ended March 31, 2025	Crude Oil	NGL	Total
Revenues from contracts with customers	$11,408	$658	$12,066
Other revenues	31	(20)	11
Total revenues of reportable segments	$11,439	$638	$12,077
Intersegment revenues elimination			(66)
Total revenues			$12,011

Three Months Ended March 31, 2024	Crude Oil	NGL	Total
Revenues from contracts with customers	$11,577	$631	$12,208
Other revenues	5	(124)	(119)
Total revenues of reportable segments	$11,582	$507	$12,089
Intersegment revenues elimination			(94)
Total revenues			$11,995

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

Counterparty Deficiencies	Financial Statement Classification	March 31, 2025	December 31, 2024
Billed and collected	Other current liabilities	$72	$83

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2024	$208
Amounts recognized as revenue	(20)
Additions	10
Other	(6)
Balance at March 31, 2025	$192

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of March 31, 2025 (in millions):

	Remainder of 2025	2026	2027	2028	2029	2030 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$276	$258	$219	$174	$99	$487
Terminalling, storage and other agreement revenues	196	231	198	157	122	751
Total	$472	$489	$417	$331	$221	$1,238

(1)Calculated as volumes committed under contracts multiplied by the current applicable tariff rate.

The presentation above does not include (i) expected revenues from legacy shippers not underpinned by minimum volume commitments, (ii) intersegment revenues and (iii) the amount of consideration associated with certain income generating contracts, which include a fixed minimum level of service, that are either not within the scope of ASC 606 or do not meet the requirements for presentation as remaining performance obligations. The following are examples of contracts that are not included in the table above because they are not within the scope of ASC 606 or do not meet the requirements for presentation:

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

Trade Accounts Receivable and Other Receivables, Net

At March 31, 2025 and December 31, 2024, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2025	December 31, 2024
Trade accounts receivable arising from revenues from contracts with customers	$3,905	$4,090
Other trade accounts receivables and other receivables (1)	8,336	7,413
Impact due to contractual rights of offset with counterparties	(8,421)	(7,602)
Trade accounts receivable and other receivables, net	$3,820	$3,901

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

The diluted weighted average number of common units is computed based on the weighted average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units and (ii) our equity-indexed compensation plan awards. See Note 11 and Note 17 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for a discussion of our Series A preferred units and equity-indexed compensation plan awards. When applying the if-converted method prescribed by FASB guidance, the possible conversion of approximately 63 million and 71 million Series A preferred units, on a weighted-average basis, were excluded from the calculation of diluted net income per common unit for each of the three months ended March 31, 2025 and 2024, respectively, as the effect was antidilutive. Our equity-indexed compensation plan awards that contemplate the issuance of common units are considered potentially dilutive unless (i) they become vested only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. Equity-indexed compensation plan awards that are deemed to be dilutive during the period are reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB.

The following table sets forth the computation of basic and diluted net income per common unit (in millions, except per unit data):

	Three Months Ended March 31,
	2025	2024
Basic and Diluted Net Income per Common Unit
Net income attributable to PAA	$443	$266
Distributions to Series A preferred unitholders	(39)	(44)
Distributions to Series B preferred unitholders	(18)	(19)
Amounts allocated to participating securities	(1)	(1)
Impact from repurchase of Series A preferred units (1)	(43)	—
Other	1	1
Net income allocated to common unitholders (2)	$343	$203

Basic and diluted weighted average common units outstanding	704	701

Basic and diluted net income per common unit	$0.49	$0.29

(1)We repurchased approximately 12.7 million Series A preferred units on January 31, 2025. See Note 6 for additional information. The difference between the cash we paid for the repurchase of such units and their carrying value on our balance sheet is considered a return to Series A preferred unitholders for the calculation of net income allocated to common unitholders.
(2)We calculate net income allocated to common unitholders based on the distributions pertaining to the current period’s net income. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings (i.e., undistributed loss), if any, are allocated to the common unitholders and participating securities in accordance with the contractual terms of our partnership agreement in effect for the period and as further prescribed under the two-class method.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	March 31, 2025				December 31, 2024
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	3,399	barrels	$221	$65.02	3,911	barrels	$259	$66.22
NGL	3,410	barrels	102	$29.91	6,985	barrels	166	$23.77
Other	N/A		12	N/A	N/A		14	N/A
Inventory subtotal			335				439

Linefill
Crude oil	15,754	barrels	924	$58.65	15,521	barrels	906	$58.37
NGL	2,269	barrels	64	$28.21	2,259	barrels	62	$27.45
Linefill subtotal			988				968

Long-term inventory
Crude oil	3,501	barrels	244	$69.69	3,424	barrels	239	$69.80
NGL	1,355	barrels	45	$33.21	1,355	barrels	41	$30.26
Long-term inventory subtotal			289				280

Total			$1,612				$1,687

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Debt

Debt consisted of the following (in millions):

	March 31, 2025	December 31, 2024
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 4.6% and 4.6%, respectively (1)	$464	$393
Other	14	15
Total short-term debt	478	408

LONG-TERM DEBT
Senior notes, net of unamortized discounts and debt issuance costs of $52 and $42, respectively (2)	8,131	7,141
Other	73	72
Total long-term debt	8,204	7,213
Total debt (3)	$8,682	$7,621

(1)We classified these commercial paper notes as short-term as of March 31, 2025 and December 31, 2024, as these notes were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged NGL and crude oil inventory and NYMEX and ICE margin deposits.
(2)As of March 31, 2025 and December 31, 2024, we classified our $1.0 billion, 4.65% senior notes due October 2025 as long-term based on our ability and intent to refinance the notes on a long-term basis.
(3)Our fixed-rate senior notes had a face value of approximately $8.2 billion and $7.2 billion as of March 31, 2025 and December 31, 2024, respectively. We estimated the aggregate fair value of these notes as of March 31, 2025 and December 31, 2024 to be approximately $7.8 billion and $6.7 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under our commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for our senior notes and commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Senior Notes

In January 2025, we completed the offering of $1.0 billion, 5.95% senior notes due June 2035 at a public offering price of 99.761%. Interest payments are due on June 15 and December 15 of each year, commencing on June 15, 2025.

Borrowings and Repayments

Total borrowings under our commercial paper program for the three months ended March 31, 2025 and 2024 were approximately $12.9 billion and $9.1 billion, respectively. Total repayments under our commercial paper program were approximately $12.8 billion and $9.0 billion for the three months ended March 31, 2025 and 2024, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2025 and December 31, 2024, we had outstanding letters of credit of $78 million and $90 million, respectively.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Partners’ Capital and Distributions

Units Outstanding

The following tables present the activity for our preferred and common units:

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2024	71,090,468	800,000	703,770,300
Repurchase of Series A preferred units	(12,678,560)	—	—
Issuances of common units under equity-indexed compensation plans	—	—	5,650
Outstanding at March 31, 2025	58,411,908	800,000	703,775,950

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2023	71,090,468	800,000	701,008,749
Issuances of common units under equity-indexed compensation plans	—	—	62,282
Outstanding at March 31, 2024	71,090,468	800,000	701,071,031

Repurchase of Series A Preferred Units

On January 31, 2025, we repurchased approximately 12.7 million of our outstanding Series A preferred units from EnCap Flatrock Midstream at the issue price of $26.25 per unit for a purchase price of approximately $333 million, plus accrued and unpaid distributions through January 30, 2025 of approximately $10 million. EnCap Flatrock Midstream is affiliated with EnCap Investments, L.P., an entity that is associated with a member of the board of directors of PAGP GP. The repurchase also resulted in a reduction to the related Preferred Distribution Rate Reset Option liability. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding the Preferred Distribution Rate Reset Option. The difference between the cash we paid for the repurchase of such units and their carrying value on our balance sheet was $43 million. Such amount was considered a return to Series A preferred unitholders and thus reduced amounts attributable to our common unitholders in our Condensed Consolidated Statement of Changes in Partners’ Capital and the calculation of net income per common unit.

Distributions

Series A Preferred Unit Distributions. Distributions on the Series A preferred units accumulate and are payable quarterly within 45 days following the end of each quarter. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding Series A preferred unit distributions. The following table details distributions to our Series A preferred unitholders paid during or pertaining to the first three months of 2025 (in millions, except per unit data):

			Series A Preferred Unitholders
Distribution Payment Date	Record Date (1)	Quarter Ended	Cash Distribution	Distribution per Unit
May 15, 2025 (2)	May 1, 2025	March 31, 2025	$36	$0.615
February 14, 2025	January 31, 2025	December 31, 2024	$36	$0.615

(1)Payable to unitholders of record at the close of business on the applicable Record Date.
(2)At March 31, 2025, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Unit Distributions. Distributions on the Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding Series B preferred unit distributions. The following table details distributions paid or to be paid to our Series B preferred unitholders (in millions, except per unit data):

			Series B Preferred Unitholders
Distribution Payment Date	Record Date (1)	Distribution Period	Cash Distribution	Distribution per Unit
May 15, 2025 (2)	May 1, 2025	February 15, 2025 through May 14, 2025	$17	$21.49
February 18, 2025	February 3, 2025	November 15, 2024 through February 14, 2025	$18	$22.73

(1)Payable to unitholders of record at the close of business on the applicable Record Date.
(2)At March 31, 2025, approximately $9 million of accrued distributions payable to our Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

Common Unit Distributions. The following table details distributions to our common unitholders paid during or pertaining to the first three months of 2025 (in millions, except per unit data):

			Distributions			Distribution per Common Unit
Distribution Payment Date	Record Date (1)	Quarter Ended	Common Unitholders		Total Cash Distribution
			Public	AAP
May 15, 2025	May 1, 2025	March 31, 2025	$179	$88	$267	$0.38
February 14, 2025	January 31, 2025	December 31, 2024	$179	$88	$267	$0.38

(1)Payable to unitholders of record at the close of business on the applicable Record Date.

Noncontrolling Interests in Subsidiaries

As of March 31, 2025, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in Plains Oryx Permian Basin LLC (the “Permian JV”), (ii) a 30% interest in Cactus II Pipeline LLC (“Cactus II”) and (iii) a 33% interest in Red River Pipeline Company LLC (“Red River”).

Distributions to Noncontrolling Interests

The following table details distributions paid to noncontrolling interests during the periods presented (in millions):

	Three Months Ended March 31,
	2025	2024
Permian JV	$105	$74
Cactus II	22	20
Red River	5	6
	$132	$100

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Derivatives and Risk Management Activities

We identify the risks that underlie our core business activities and use risk management strategies to mitigate those risks when we determine that there is value in doing so. We use various derivative instruments to manage our exposure to commodity price risk and interest rate risk. Our commodity price risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity. Our interest rate risk management policies and procedures are designed to monitor our derivative positions and ensure that those positions are consistent with our objectives and approved strategies. Our policy is to use derivative instruments for risk management purposes and not for the purpose of speculating on changes in commodity prices or interest rates. When we apply hedge accounting, our policy is to formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. At the inception of the hedging relationship, we assess whether the derivatives employed are highly effective in offsetting changes in cash flows of anticipated hedged transactions. Throughout the hedging relationship, retrospective and prospective hedge effectiveness is assessed on a qualitative basis.

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

At March 31, 2025 and December 31, 2024, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and, in certain circumstances, to optimize profits. As of March 31, 2025, net derivative positions related to these activities included:

•A net long position of 8.5 million barrels associated with our crude oil purchases, which was unwound ratably during April 2025 to match monthly average pricing.
•A net short time spread position of 2.2 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through February 2026.
•A net crude oil basis spread position of 0.2 million barrels at multiple locations through December 2025. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 8.2 million barrels through December 2029 related to anticipated net sales of crude oil and NGL inventory.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We purchase natural gas for processing and operational needs. Additionally, we purchase NGL mix for fractionation and sell the resulting individual specification products (including ethane, propane, butane and condensate). In conjunction with these activities, we hedge the price risk associated with the purchase of the natural gas and the subsequent sale of the individual specification products. The following table summarizes our open derivative positions utilized to hedge the price risk associated with anticipated purchases and sales related to our natural gas processing and NGL fractionation activities as of March 31, 2025:

Notional Volume
	(Short)/Long	Remaining Tenor
Natural gas purchases	41.6 Bcf	March 2026
Propane sales	(7.8) MMbls	March 2026
Butane sales	(0.9) MMbls	December 2025
Condensate sales	(1.8) MMbls	December 2025
Fuel gas requirements (1)	1.6 Bcf	December 2025
Power supply requirements (1)	1.9 TWh	December 2030

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended March 31,
	2025	2024
Product sales revenues	$(34)	$(173)
Field operating costs	(12)	(16)
Net loss from commodity derivative activity	$(46)	$(189)

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

	March 31, 2025	December 31, 2024
Initial margin	$66	$53
Variation margin posted	59	49
Letters of credit	(29)	(30)
Net broker receivable	$96	$72

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

	March 31, 2025				December 31, 2024
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$38	$(25)	$66	$79	$36	$(74)	$72	$34
Other long-term assets, net	1	—	—	1	—	—	—	—
Derivative Liabilities
Other current liabilities	10	(44)	30	(4)	4	(28)	—	(24)
Other long-term liabilities and deferred credits	3	(26)	—	(23)	2	(16)	—	(14)
Total	$52	$(95)	$96	$53	$42	$(118)	$72	$(4)

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

The following table summarizes the terms of our outstanding interest rate derivatives as of March 31, 2025 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2026	3.09%	Cash flow hedge
Anticipated interest payments	4 forward starting swaps (30-year)	$100	10/15/2025	3.76%	Cash flow hedge

As of March 31, 2025, there was a net loss of $44 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2056 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of March 31, 2025; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended March 31,
	2025	2024
Interest rate derivatives, net	$(1)	$13

At March 31, 2025, the net fair value of our interest rate hedges, which was included in “Other current assets” and “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $1 million and $24 million, respectively. At December 31, 2024, the net fair value of our interest rate hedges, which was included in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $27 million.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of March 31, 2025			Fair Value as of December 31, 2024
Recurring Fair Value Measures (1)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commodity derivatives	$21	$(64)	$(43)	$14	$(90)	$(76)
Interest rate derivatives	—	25	25	—	27	27
Total net derivative asset/(liability)	$21	$(39)	$(18)	$14	$(63)	$(49)

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

Note 8—Related Party Transactions

See Note 16 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for a complete discussion of related parties, including the determination of our related parties and nature of involvement with such related parties.

Promissory Notes with our General Partner

In February 2025, a consolidated subsidiary issued an additional unsecured promissory note to PAGP with a face value of CAD$473 million (approximately $330 million). Concurrently, PAGP issued an unsecured promissory note to us for the same face value amount. These notes are due June 2035 and bear interest at a rate of 5.75% per annum, payable semi-annually. The interest rate for such notes was determined in accordance with the arm’s-length principle set forth in the OECD Guidelines and the transfer pricing provisions of Section 247 of Canada’s Income Tax Act. In connection with the issuance of these related party notes, we received cash from PAGP of approximately $330 million, which is reflected in “Proceeds from the issuance of related party notes” (a component of cash flows from financing activities), and we paid an equal and offsetting amount of cash to PAGP, which is reflected in “Investments in related party notes” (a component of cash flows from investing activities) on our Condensed Consolidated Statement of Cash Flows.

Accrued and unpaid interest receivable/payable was $8 million and $27 million as of March 31, 2025 and December 31, 2024, respectively. Interest income/expense on the related party notes totaled $20 million and $8 million for the three months ended March 31, 2025 and 2024, respectively.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025 and December 31, 2024, our outstanding related party notes receivable and related party notes payable balances were as follows (in millions):

	March 31, 2025	December 31, 2024
Related party notes receivable (1)	$1,278	$948
Related party notes payable (1)	$1,278	$948

(1)We have elected to present our related party notes with the same counterparty on a net basis on our Condensed Consolidated Balance Sheet because there is a legal right to offset and we intend to offset with the counterparty.

Transactions with Other Related Parties

During the three months ended March 31, 2025 and 2024, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended March 31,
	2025	2024
Revenues from related parties	$11	$11

Purchases and related costs from related parties	$97	$97

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2025	December 31, 2024
Trade accounts receivable and other receivables, net from related parties (1)	$39	$40

Trade accounts payable to related parties (1) (2)	$68	$66

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

Legal Proceedings — General

In the ordinary course of business, we are involved in various legal proceedings including those arising from regulatory and environmental matters. In connection with determining the probability of loss associated with such legal proceedings and whether any potential losses associated therewith are estimable, we take into account what we believe to be all relevant known facts and circumstances, and what we believe to be reasonable assumptions regarding the application of those facts and circumstances to existing agreements, laws and regulations. Although we are insured against various risks to the extent we believe it is prudent, there is no assurance that the nature and amount of such insurance will be adequate, in every case, to fully protect us from losses arising from current or future legal proceedings.

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

We record environmental liabilities when environmental assessments and/or remedial efforts are probable and the amounts can be reasonably estimated. Generally, our recording of these liabilities coincides with our completion of a feasibility study or our commitment to a formal plan of action. We do not discount our environmental remediation liabilities to present value. We also record environmental liabilities assumed in business combinations based on the estimated fair value of the environmental obligations caused by past operations of the acquired company. We record receivables for amounts we believe are recoverable from insurance or from third parties under indemnification agreements in the period that we determine the costs are probable of recovery.

Environmental expenditures that pertain to current operations or to future revenues are expensed or capitalized consistent with our capitalization policy for property and equipment. Expenditures that result from the remediation of an existing condition caused by past operations and that do not contribute to current or future profitability are expensed.

Our estimated undiscounted reserves for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) were reflected on our Condensed Consolidated Balance Sheets as follows (in millions):

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	March 31, 2025	December 31, 2024
Other current liabilities	$29	$15
Other long-term liabilities and deferred credits	87	81
Total	$116	$96

In some cases, the actual cash expenditures associated with these liabilities may not occur for several years. Our estimates used in determining these reserves are based on information currently available to us and our assessment of the ultimate outcome. Among the many uncertainties that impact our estimates are the necessary regulatory approvals for, and potential modification of, our remediation plans, the limited amount of data available upon initial assessment of the impact of soil or water contamination, changes in costs associated with environmental remediation services and equipment and the possibility of existing or future legal claims giving rise to additional liabilities. Therefore, although we believe that our reserves are adequate, actual costs incurred (which may ultimately include costs for contingencies that are currently not reasonably estimable or costs for contingencies where the likelihood of loss is currently believed to be only reasonably possible or remote) may be in excess of such reserves and may potentially have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015 we experienced a release of crude oil from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. Effective as of March 31, 2025, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $870 million, which includes actual and projected emergency response and clean-up costs, natural resource damage assessments, fines and penalties incurred, certain third-party claims settlements, and estimated costs associated with our remaining Line 901 lawsuits and claims as described below, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third-party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

We did not recognize any costs, net of amounts probable of recovery from insurance (as applicable), during the three months ended March 31, 2025 and 2024. As of March 31, 2025 and December 31, 2024, we had a remaining undiscounted gross liability of approximately $4 million and $5 million, respectively, related to the Line 901 incident, which aggregate amounts are reflected in “Current liabilities” on our Condensed Consolidated Balance Sheet.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. To date, we have collected $275 million of the $500 million available under our 2015 insurance program. We have submitted insurance claims seeking reimbursement for additional legal fees and settlements relating to the Line 901 incident. Such claims, in the aggregate, exceed the $225 million of insurance coverage remaining under the 2015 program. Since we lack certainty at this time as to if or when these claims will be reimbursed by the carriers, we have elected not to accrue for a receivable in connection with these claims. As such, with respect to the Line 901 incident, we do not have any amounts recorded as receivables that are recognized on our Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024.

We have completed the required clean-up and remediation work with respect to the Line 901 incident; however, we expect to make payments for additional legal, professional and regulatory costs during future periods. The remaining Line 901 lawsuits include various lawsuits filed in California Superior Court in Santa Barbara County by (i) companies and individuals who provided labor, goods, or services associated with oil production activities they claim were disrupted following the Line 901 incident, and (ii) a landowner on an adjacent pipeline alleging property damage from the “stigma” of the Line 901 incident. We are vigorously defending these remaining lawsuits, which have not yet been set for trial, and believe we have strong defenses. Taking into account the costs that we have included in our total estimate of costs for the Line 901 incident and considering what we regard as very strong defenses to the claims made in our remaining Line 901 lawsuits, we do not believe the ultimate resolution of such remaining lawsuits will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

L48 Pipeline Release. In March of 2025, our subsidiary, Pacific Pipeline System LLC, experienced a crude oil release of approximately 125 barrels on a segment of the Line 48 pipeline in Carson, California. Clean-up and remediation activities were conducted in cooperation with applicable state and federal regulatory agencies. An investigation by the California Office of the State Fire Marshall is not complete. To date no charges, fines or penalties have been assessed against us with respect to this release; however, it is possible that charges, fines or penalties may be assessed against us in the future. We provided notification to our applicable insurance carriers and intend to pursue reimbursement of any costs incurred in excess of our $10 million self-insured retention. We estimate that the aggregate cost to clean-up and remediate the site will be approximately $20 million. Through March 31, 2025, we incurred $12 million in connection with clean-up and remediation activities.

Other Litigation Matters: Hartree. On July 19, 2022, Hartree Natural Gas Storage, LLC (“Hartree”) filed a lawsuit under seal in the Superior Court for the State of Delaware asserting claims against PAA Natural Gas Storage, L.P. and PAA arising out of a Membership Interest Purchase Agreement relating to the 2021 sale of the Pine Prairie Energy Center natural gas storage facility to Hartree. In early 2025, we entered into a settlement agreement with Hartree; the terms of the settlement are confidential and the amount paid is not material to our operations. All of Hartree’s claims were dismissed with prejudice and without any admission of wrongdoing by Plains.

Louisiana Coastal Erosion Lawsuit. Various coastal parishes, the State of Louisiana and some of its departments have filed lawsuits in Louisiana against a number of energy companies seeking damages for coastal erosion in connection with oil and gas operations in Louisiana. One of our subsidiaries has been named in such a lawsuit filed by The Louisiana Department of Wildlife and Fisheries (“LADWF”). LADWF filed a lawsuit in the 24th Judicial District Court of Jefferson Parish, Louisiana on October 30, 2023 against our subsidiary, Plains Pipeline, L.P., Chevron Pipe Line Company, BP Oil Pipeline Company and Arrowhead Gulf Coast Pipeline, LLC (collectively, “Defendants”), as the former and current parties to certain pipeline right of way agreements (“ROWs”) in the vicinity of the Elmer Island Wildlife Refuge. LADWF alleges that the Defendants breached the terms of the ROWs by failing to prevent erosion and seeks restoration of the Wildlife Refuge or alternatively monetary compensatory damages including restoration costs, legal fees and disgorgement of profits derived from the alleged trespass. Our subsidiary owned and operated a pipeline in the vicinity of the refuge from 2006 through 2016. We believe the claims in the lawsuit lack merit and intend to vigorously defend this lawsuit in coordination with the other Defendants.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10—Segment Information

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain financial data for each segment (in millions):

	Crude Oil	NGL	Intersegment Elimination	Total
Three Months Ended March 31, 2025
Revenues (1):
Product sales	$11,008	$596	$(60)	$11,544
Services	431	42	(6)	467
Total revenues	11,439	638	(66)	12,011

Significant segment expenses:
Purchases and related costs (1)	(10,488)	(339)	66	(10,761)
Field operating costs	(292)	(76)	—	(368)
Segment general and administrative expenses	(79)	(21)	—	(100)
Total significant segment expenses	(10,859)	(436)	66	(11,229)

Equity earnings in unconsolidated entities	103	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	20	—
Derivative activities and inventory valuation adjustments (4)	(24)	(10)
Long-term inventory costing adjustments (5)	—	(3)
Deficiencies under minimum volume commitments, net (6)	(7)	—
Equity-indexed compensation expense (7)	9	—
Transaction-related expenses (8)	5	—
Segment amounts attributable to noncontrolling interests (9)	(127)	—
Total other segment items	(124)	(13)

Segment Adjusted EBITDA	$559	$189

Investment and acquisition capital expenditures (10) (11)	$785	$41		$826
Maintenance capital expenditures (11)	$31	$10		$41

As of March 31, 2025
Investments in unconsolidated entities	$2,745	$—		$2,745

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Three Months Ended March 31, 2024
Revenues (1):
Product sales	$11,176	$458	$(88)	$11,546
Services	406	49	(6)	449
Total revenues	11,582	507	(94)	11,995

Significant segment expenses:
Purchases and related costs (1)	(10,665)	(346)	94	(10,917)
Field operating costs	(266)	(92)	—	(358)
Segment general and administrative expenses	(73)	(23)	—	(96)
Total significant segment expenses	(11,004)	(461)	94	(11,371)

Equity earnings in unconsolidated entities	95	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	19	—
Derivative activities and inventory valuation adjustments (4)	37	122
Long-term inventory costing adjustments (5)	(28)	(5)
Deficiencies under minimum volume commitments, net (6)	(12)	—
Equity-indexed compensation expense (7)	9	—
Foreign currency revaluation (12)	(17)	(4)
Segment amounts attributable to noncontrolling interests (9)	(128)	—
Total other segment items	(120)	113

Segment Adjusted EBITDA	$553	$159

Investment and acquisition capital expenditures (10) (11)	$183	$14		$197
Maintenance capital expenditures (11)	$46	$11		$57

As of December 31, 2024
Investments in unconsolidated entities	$2,811	$—		$2,811

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
(7)Our total equity-indexed compensation expense includes expense associated with awards that will be settled in units and awards that will be settled in cash. The awards that will be settled in units are included in our diluted net income per unit calculation when the applicable performance criteria have been met. We exclude compensation expense associated with these awards in determining Segment Adjusted EBITDA as the dilutive impact of the outstanding awards is included in our diluted net income per unit calculation, as applicable. The portion of compensation expense associated with awards that will be settled in cash is not excluded in determining Segment Adjusted EBITDA. See Note 17 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for a discussion regarding our equity-indexed compensation plans.
(8)Primarily related to acquisitions completed during the first quarter of 2025. See Note 11 for information regarding these transactions.
(9)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.
(10)Investment capital and acquisition capital expenditures, including investments in unconsolidated entities.
(11)These amounts combined represent total capital expenditures.
(12)During the periods presented, there were fluctuations in the value of CAD to USD, resulting in the realization of foreign exchange gains and losses on the settlement of foreign currency transactions as well as the revaluation of monetary assets and liabilities denominated in a foreign currency. These gains and losses are not integral to our core operating performance and were therefore excluded in determining Segment Adjusted EBITDA.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Net income attributable to PAA (in millions):

	Three Months Ended March 31,
	2025	2024
Segment Adjusted EBITDA	$748	$712
Total other segment items (1)	137	7
Depreciation and amortization	(262)	(254)
Gain on asset sales, net	13	—
Gain on investments in unconsolidated entities, net	31	—
Interest expense, net	(127)	(95)
Other income/(expense), net	26	(5)
Income before tax	566	365
Income tax expense	(50)	(14)
Net income	516	351
Net income attributable to noncontrolling interests	(73)	(85)
Net income attributable to PAA	$443	$266

(1)See footnotes to the segment financial data tables above for a more detailed discussion of Other segment items.

Note 11— Acquisitions

Ironwood Midstream

Ironwood Midstream. On January 31, 2025, we acquired Ironwood Midstream Energy Partners II, LLC (“Ironwood Midstream”), which owns a gathering system in the Eagle Ford Basin, for approximately $481 million in cash from EnCap Flatrock Midstream. The Ironwood Midstream acquisition is accounted for in our Crude Oil segment. In January 2025, in a separate transaction, we also repurchased from EnCap Flatrock Midstream, a portion of our outstanding Series A preferred units. EnCap Flatrock Midstream is affiliated with EnCap Investments, L.P., an entity that is associated with a member of the board of directors of PAGP GP. See Note 6 for additional information.

The Ironwood Midstream acquisition was accounted for as a business combination using the acquisition method of accounting. In accordance with applicable accounting guidance, the fair value of the assets acquired and liabilities assumed following the acquisition was utilized as the consideration transferred for the purchase price allocation. The determination of the fair value of the assets and liabilities assumed was estimated in accordance with applicable accounting guidance. The analysis was performed based on estimates that are reflective of market participant assumptions. The following table reflects our preliminary determination of the fair value of the Ironwood Midstream acquisition assets and liabilities (in millions):

Identifiable Assets Acquired and Liabilities Assumed:	Estimated Useful Lives (in years)	Recognized Amount
Property and equipment	3-30	$442
Intangible assets	16	27
Working capital and other assets and liabilities	N/A	12
		$481

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the tangible asset is a Level 3 measurement in the fair value hierarchy and was determined using a cost approach for tangible assets, which was based on costs incurred on similar recent construction projects, and a market approach for rights-of-way. A Level 3 measurement is one for which there are no observable market inputs. The fair value of the intangible assets is also a Level 3 measurement in the fair value hierarchy and was determined by applying a discounted cash flow approach. Such approach utilized a discount rate of 18%, based on our estimate of the risk that a theoretical market participant would assign to the intangible asset. The projection of future crude oil volumes transported and the estimated tariff rates for transportation were also key assumptions in the valuation of the intangible assets. Projected future volumes and estimated tariff rates were based on current contracts in place with assumptions for forecasted rate increases and contract renewals.

The fair value of intangible asset is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 16 years. The value assigned to such intangible asset will be amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $1 million during the three months ended March 31, 2025, and the future amortization expense for the remainder of 2025 through 2029 is estimated as follows (in millions):

Remainder of 2025	$3
2026	$5
2027	$4
2028	$3
2029	$3

Pro forma financial information assuming the acquisition had occurred as of the beginning of the calendar year prior to the year of the acquisition, as well as the revenues and earnings generated during the period since the acquisition date, were not material for disclosure purposes.

Other Acquisitions

Medallion Midstream. In January 2025, we acquired EMG Medallion 2 Holdings, LLC and its subsidiaries, which own a crude oil gathering and transportation business in the Delaware Basin, for $163 million (approximately $106 million net to our 65% interest in the Permian JV), subject to certain adjustments. A cash deposit of approximately $16 million was paid upon signing in December 2024. The Medallion Midstream acquisition is accounted for in our Crude Oil segment. EMG Medallion 2 Holdings, LLC was a portfolio company of The Energy & Minerals Group (“EMG”), which is associated with a member of the board of directors of PAGP GP.

Cheyenne Pipeline LLC. In February 2025, through a non-monetary transaction, we acquired the remaining 50% interest in Cheyenne Pipeline LLC (“Cheyenne”) in exchange for the termination of certain obligations. The transaction resulted in a net gain of approximately $31 million, which represents the difference between the fair value of the entity and the historical book value of our investment. This gain is reflected in “Gain on investments in unconsolidated entities, net” on our Condensed Consolidated Statement of Operations. Prior to this transaction, our 50% interest in Cheyenne was accounted for as an equity method investment, reported in our Crude Oil segment.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2024 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the Condensed Consolidated Financial Statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Overview of Operating Results

We recognized net income attributable to PAA of $443 million for the three months ended March 31, 2025 compared to net income attributable to PAA of $266 million for the first three months of 2024. The increase in net income attributable to PAA was largely driven by fluctuations of derivative mark-to-market valuations, as well as higher Segment Adjusted EBITDA in the 2025 period due to more favorable results from our Crude Oil and NGL segments. See the “Results of Operations” section below for further discussion.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data):

	Three Months Ended March 31,		Variance
	2025	2024	$	%
Product sales revenues	$11,544	$11,546	$(2)	—%
Services revenues	467	449	18	4%
Purchases and related costs	(10,761)	(10,917)	156	1%
Field operating costs	(368)	(358)	(10)	(3)%
General and administrative expenses	(100)	(96)	(4)	(4)%
Depreciation and amortization	(262)	(254)	(8)	(3)%
Gain on asset sales, net	13	—	13	N/A
Equity earnings in unconsolidated entities	103	95	8	8%
Gain on investments in unconsolidated entities, net	31	—	31	N/A
Interest expense, net (1)	(127)	(95)	(32)	(34)%
Other income/(expense), net (1)	26	(5)	31	**
Income tax expense	(50)	(14)	(36)	**
Net income	516	351	165	47%
Net income attributable to noncontrolling interests	(73)	(85)	12	14%
Net income attributable to PAA	$443	$266	$177	67%

Basic and diluted net income per common unit	$0.49	$0.29	$0.20	69%
Basic and diluted weighted average common units outstanding	704	701	3	—%

**    Indicates that variance as a percentage is not meaningful.
(1)“Interest expense, net” and “Other income/(expense), net” each include $20 million for the three months ended March 31, 2025 related to interest on promissory notes by and among PAA and certain Plains entities.

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

A majority of our crude oil sales and purchases are indexed to the prompt month price of the NYMEX Light, Sweet crude oil futures contract (“NYMEX Price”) and our NGL sales are indexed to Mont Belvieu prices. The following table presents the range of the NYMEX Price over the last two years (in dollars per barrel):

	NYMEX Price
	Low	High	Average
Three Months Ended March 31, 2025	$66	$80	$71
Three Months Ended March 31, 2024	$70	$83	$77

Product sales revenues (including the impact of derivative mark-to-market valuations), services revenues and purchases for the three months ended March 31, 2025 were all relatively in line with the same metrics for the three months ended March 31, 2024.

See further discussion of our net revenues (defined as revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to transaction costs associated with our recent acquisitions.

Equity Earnings

See discussion of Equity earnings in unconsolidated entities in the “—Analysis of Operating Segments” section below.

Gain on Investments in Unconsolidated Entities, Net

We recognized a net gain of $31 million related to our acquisition of the remaining 50% interest in Cheyenne in the first quarter of 2025. See Note 11 to our Condensed Consolidated Financial Statements for additional information regarding this transaction.

Interest Expense, Net and Other Income/(Expense), Net

For the three months ended March 31, 2025, “Interest expense, net” and “Other income/(expense), net” each include interest expense and interest income associated with promissory notes payable and receivable by and among PAA and certain Plains entities. These amounts are excluded from our non-GAAP performance measures Adjusted EBITDA and Implied DCF. As such, the interest expense and interest income associated with these notes is presented on a net basis in the reconciliation of these metrics to Net Income. See the “—Non-GAAP Financial Measures” section below.

The following table summarizes the components impacting Interest expense, net (in millions):

	Three Months Ended March 31,
	2025	2024
Interest expense on third-party borrowings (1)	$109	$97
Interest expense on related party promissory notes (2)	20	—
Capitalized interest	(2)	(2)
	$127	$95

(1)The increase for the 2025 period compared to the same period in 2024 was primarily driven by our issuance of $1.0 billion, 5.95% senior notes in January 2025. See Note 5 to our Condensed Consolidated Financial Statements for additional information regarding our senior notes.
(2)Represents interest expense associated with promissory notes by and among PAA and certain Plains entities, as described above.

The following table summarizes the components impacting Other income/(expense), net (in millions):

	Three Months Ended March 31,
	2025	2024
Interest income on related party promissory notes (1)	$20	$—
Interest income from other sources	5	5
Net loss on foreign currency revaluation (2)	—	(12)
Other	1	2
	$26	$(5)

(1)Represents interest income associated with promissory notes by and among PAA and certain Plains entities, as described above.
(2)The activity during the periods presented was primarily related to the impact from the change in the CAD to USD exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax Expense

The net unfavorable income tax variance for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to higher year-over-year income within our Canadian operations as impacted by fluctuations of derivative mark-to-market valuations.

Noncontrolling Interests

The decrease in amounts attributable to noncontrolling interests for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to lower income recognized by the Permian JV in the 2025 period driven by additional depreciation and amortization associated with recent acquisitions.

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

The following tables set forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA, Adjusted EBITDA attributable to PAA and Implied DCF to Net Income (in millions):

	Three Months Ended March 31,		Variance
	2025	2024	$	%
Net income	$516	$351	$165	47%
Interest expense, net of certain items (1)	107	95	12	13%
Income tax expense	50	14	36	**
Depreciation and amortization	262	254	8	3%
Gain on asset sales, net	(13)	—	(13)	N/A
Gain on investments in unconsolidated entities, net	(31)	—	(31)	N/A
Depreciation and amortization of unconsolidated entities (2)	20	19	1	5%
Selected Items Impacting Comparability:
Derivative activities and inventory valuation adjustments	(34)	159	(193)	**
Long-term inventory costing adjustments	(3)	(33)	30	**
Deficiencies under minimum volume commitments, net	(7)	(12)	5	**
Equity-indexed compensation expense	9	9	—	**
Foreign currency revaluation	—	(21)	21	**
Transaction-related expenses	5	—	5	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (3)	(30)	102	(132)	**
Foreign currency revaluation (4)	—	12	(12)	**
Selected Items Impacting Comparability - Adjusted EBITDA (5)	(30)	114	(144)	**
Adjusted EBITDA (5)	$881	$847	$34	4%
Adjusted EBITDA attributable to noncontrolling interests (6)	(127)	(129)	2	2%
Adjusted EBITDA attributable to PAA	$754	$718	$36	5%

Adjusted EBITDA (5) (7)	$881	$847	$34	4%
Interest expense, net of certain non-cash and other items (8)	(104)	(90)	(14)	(16)%
Maintenance capital (9)	(41)	(57)	16	28%
Investment capital of noncontrolling interests (10)	(30)	(25)	(5)	(20)%
Current income tax expense	(46)	(53)	7	13%
Distributions from unconsolidated entities in excess of/(less than) adjusted equity earnings (11)	(2)	12	(14)	**
Distributions to noncontrolling interests (12)	(132)	(100)	(32)	(32)%
Implied DCF	$526	$534	$(8)	(1)%
Preferred unit distributions (12)	(64)	(64)	—	—%
Implied DCF Available to Common Unitholders	$462	$470	$(8)	(2)%
Common unit cash distributions (12)	(267)	(223)
Implied DCF Excess (13)	$195	$247

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
(5)“Other income/(expense), net” on our Condensed Consolidated Statements of Operations, excluding interest income associated with promissory notes by and among PAA and certain Plains entities, adjusted for selected items impacting comparability (“Adjusted other income, net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
(6)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.
(7)See the table above for a reconciliation from Net Income to Adjusted EBITDA.
(8)Amount excludes certain non-cash items impacting interest expense such as amortization of debt issuance costs and terminated interest rate swaps and is net of interest income associated with promissory notes by and among PAA and certain Plains entities.
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

Analysis of Operating Segments

We manage our operations through two operating segments: Crude Oil and NGL. Our CODM (our Chief Executive Officer) evaluates segment performance based on measures including Segment Adjusted EBITDA. See Note 10 to our Condensed Consolidated Financial Statements for our definition of Segment Adjusted EBITDA and a reconciliation of Segment Adjusted EBITDA to Net income attributable to PAA. See Note 19 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for our definition of maintenance capital.

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

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions)	2025	2024	$	%
Revenues	$11,439	$11,582	$(143)	(1)%
Purchases and related costs	(10,488)	(10,665)	177	2%
Field operating costs	(292)	(266)	(26)	(10)%
Segment general and administrative expenses (2)	(79)	(73)	(6)	(8)%
Equity earnings in unconsolidated entities	103	95	8	8%

Other segment items (3):
Depreciation and amortization of unconsolidated entities	20	19	1	**
Derivative activities and inventory valuation adjustments	(24)	37	(61)	**
Long-term inventory costing adjustments	—	(28)	28	**
Deficiencies under minimum volume commitments, net	(7)	(12)	5	**
Equity-indexed compensation expense	9	9	—	**
Foreign currency revaluation	—	(17)	17	**
Transaction-related expenses	5	—	5	**
Segment amounts attributable to noncontrolling interests	(127)	(128)	1	**
Segment Adjusted EBITDA	$559	$553	$6	1%

Maintenance capital expenditures	$31	$46	$(15)	(33)%

	Three Months Ended March 31,		Variance
Average Volumes	2025	2024	Volumes	%
Crude oil pipeline tariff (by region) (4) (5)
Permian Basin	6,869	6,428	441	7%
South Texas / Eagle Ford	492	378	114	30%
Mid-Continent	415	486	(71)	(15)%
Other	1,310	1,308	2	—%
Total crude oil pipeline tariff	9,086	8,600	486	6%

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

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA for the three months ended March 31, 2025 was in line with comparable results for the three months ended March 31, 2024. The benefit to the 2025 period from higher tariff volumes on our pipelines, tariff escalations and contributions from recently completed acquisitions was largely offset by higher operating expenses.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the three months ended March 31, 2025 compared to the same period in 2024.

Net Revenues and Equity Earnings. Our results were favorably impacted by (i) volume growth across our pipeline systems driven by increased production in the Permian Basin region, (ii) the benefit of tariff escalations and (iii) contributions from recently completed acquisitions in the Permian Basin and South Texas regions. These favorable impacts were partially offset by lower volumes on certain of our pipelines due to refinery downtime in the 2025 period.

Field Operating Costs. For the three months ended March 31, 2025 compared to the same period in 2024, we recognized higher expenses associated with (i) environmental remediation expenses, (ii) employee-related costs primarily resulting from higher average salaries, bonuses and medical benefits, (iii) incremental operating costs associated with acquisitions and (iv) higher utilities-related costs as a result of higher volumes.

Maintenance Capital

The decrease in maintenance capital spending for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to lower costs resulting from timing of certain pipeline integrity activities.

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

The following tables set forth our operating results from our NGL segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions)	2025	2024	$	%
Revenues	$638	$507	$131	26%
Purchases and related costs	(339)	(346)	7	2%
Field operating costs	(76)	(92)	16	17%
Segment general and administrative expenses (2)	(21)	(23)	2	9%

Other segment items (3):
Derivative activities	(10)	122	(132)	**
Long-term inventory costing adjustments	(3)	(5)	2	**
Foreign currency revaluation	—	(4)	4	**
Segment Adjusted EBITDA	$189	$159	$30	19%

Maintenance capital expenditures	$10	$11	$(1)	(9)%

	Three Months Ended March 31,		Variance
Average Volumes (in thousands of barrels per day) (4)	2025	2024	Volumes	%
NGL fractionation	157	128	29	23%

NGL pipeline tariff	234	214	20	9%

Propane and butane sales	147	128	19	15%

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

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA increased for the three months ended March 31, 2025 compared to the same period in 2024 primarily as a result of the impact of (i) higher NGL sales volumes, (ii) higher realized frac spreads, and (iii) lower field operating costs.

Significant variances in the components of Segment Adjusted EBITDA are discussed in more detail below.

Net Revenues. Net revenues include the impact of derivative activities and long-term inventory costing adjustments, which are excluded from Segment Adjusted EBITDA, and thus are reflected as a component of “Other segment items” in the table above. Excluding such impacts, net revenues increased for the three months ended March 31, 2025 compared to the same period in 2024. The increase in net revenues for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to (i) higher NGL sales volumes and (ii) higher realized frac spreads.

Field Operating Costs. The decrease in field operating costs for the three months ended March 31, 2025 compared to the same period in 2024 was primarily due to (i) a decrease in unrealized mark-to-market losses on power hedges (which impact our field operating costs, but are excluded from Segment Adjusted EBITDA, and thus are reflected as a component of “Other segment items” in the table above) and (ii) decreased utilities-related costs largely as a result of lower power prices.

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

As of March 31, 2025, we had a working capital surplus of $44 million and approximately $2.6 billion of liquidity available to meet our ongoing operating, investing and financing needs (subject to continued covenant compliance) as noted below (in millions):

As of March 31, 2025
Availability under senior unsecured revolving credit facility (1) (2)	$1,350
Availability under senior secured hedged inventory facility (1) (2)	1,315
Amounts outstanding under commercial paper program	(464)
Subtotal	2,201
Cash and cash equivalents (3)	426
Total	$2,627

(1)Represents availability prior to giving effect to borrowings outstanding under our commercial paper program, which reduce available capacity under our credit facilities.
(2)Available capacity under our senior unsecured revolving credit facility and senior secured hedged inventory facility was reduced by outstanding letters of credit issued under these facilities of less than $1 million and $35 million, respectively.
(3)Excludes restricted cash of $1 million.

Usage of our credit facilities, and, in turn, our commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for our revolving credit facilities (which impact our ability to access our commercial paper program because they provide the financial backstop that supports our short-term credit ratings) and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions in our credit agreements, our ability to make distributions of available cash is not restricted. We were in compliance with the covenants contained in our credit agreements and indentures as of March 31, 2025.

We believe that we have, and will continue to have, the ability to access our commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under our credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow, including extended disruptions in the financial markets and/or energy price volatility resulting from current macroeconomic and geopolitical conditions, including actions by the Organization of Petroleum Exporting Countries (OPEC). A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity and cost of borrowing. Our borrowing capacity and borrowing costs are also impacted by our credit rating. See Item 1A. “Risk Factors” included in our 2024 Annual Report on Form 10-K for further discussion regarding risks that may impact our liquidity and capital resources.

Non-GAAP Financial Liquidity Measures

Management uses the non-GAAP financial liquidity measures Adjusted Free Cash Flow and Adjusted Free Cash Flow after Distributions to assess the amount of cash that is available for distributions, debt repayments, common equity repurchases and other general partnership purposes. Adjusted Free Cash Flow is defined as Net cash provided by operating activities, less Net cash provided by/(used in) investing activities, which primarily includes acquisition, investment and maintenance capital expenditures, investments in unconsolidated entities and related party notes and the impact from the purchase and sale of linefill, net of proceeds from the sales of assets and further impacted by distributions to and contributions from noncontrolling interests and proceeds from the issuance of related party notes. Adjusted Free Cash Flow is further reduced by cash distributions paid to our preferred and common unitholders to arrive at Adjusted Free Cash Flow after Distributions. Also see “Results of Operations–Non-GAAP Financial Measures” above for more information about our non-GAAP measures.

The following table sets forth the reconciliation of the non-GAAP financial liquidity measures Adjusted Free Cash Flow and Adjusted Free Cash Flow after Distributions from Net Cash Provided by Operating Activities (in millions):

	Three Months Ended March 31,
	2025	2024
Net cash provided by operating activities	$639	$419
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow:
Net cash used in investing activities (1)	(1,149)	(261)
Cash contributions from noncontrolling interests	4	12
Cash distributions paid to noncontrolling interests (2)	(132)	(100)
Proceeds from the issuance of related party notes (1)	330	—
Adjusted Free Cash Flow	$(308)	$70
Cash distributions (3)	(331)	(287)
Adjusted Free Cash Flow after Distributions (4)	$(639)	$(217)

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

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2024 Annual Report on Form 10-K.

Net cash provided by operating activities for the first three months of 2025 and 2024 was $639 million and $419 million, respectively, and primarily resulted from earnings from our operations. Both periods were also impacted by changes in net operating working capital items. The 2024 period was impacted more unfavorably, primarily by margin requirements related to our hedging activities.

Investing Activities

Capital Expenditures

In addition to our operating needs, we also use cash for our investment capital projects, maintenance capital activities and acquisition activities. We fund these expenditures with cash generated by operating activities, financing activities and/or proceeds from asset sales. The following table summarizes our investment, maintenance and acquisition capital expenditures (in millions):

	Three Months Ended March 31,
	2025	2024
Investment capital (1) (2) (3)	$161	$104
Maintenance capital (1) (3)	41	57
Acquisition capital (2) (4)	665	93
	$867	$254

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
(3)Investment capital and maintenance capital, net to our 65% interest in the Permian JV, was approximately $130 million and $38 million, respectively, for the three months ended March 31, 2025, and approximately $79 million and $53 million, respectively, for the three months ended March 31, 2024.
(4)Acquisition capital, net to our 65% interest in the Permian JV, was approximately $613 million and $92 million for the three months ended March 31, 2025 and 2024, respectively. Acquisition capital for the 2025 period primarily included the acquisitions of (i) Ironwood Midstream, (ii) Medallion Midstream by the Permian JV and (iii) the remaining 50% interest in Cheyenne Pipeline LLC through a non-cash transaction. See Note 11 to our Condensed Consolidated Financial Statements for additional information. Acquisition capital for the 2024 period primarily included the acquisition of an additional ownership interest in an equity method investee.

2025 Investment and Maintenance Capital. Total investment capital for the year ending December 31, 2025 is projected to be approximately $500 million ($400 million net to our interest). Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2025 is projected to be approximately $260 million ($240 million net to our interest).

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

We typically do not announce a transaction until after we have executed a definitive agreement. In certain cases, in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future efforts with respect to any such transactions will be successful, and we can provide no assurance that our financial expectations with respect to such transactions will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to Our Business—Acquisitions and divestitures involve risks that may adversely affect our business” included in our 2024 Annual Report on Form 10-K.

Related Party Promissory Notes

In February 2025, promissory notes with a face value of CAD$473 million (approximately $330 million) were issued by and among us and certain Plains entities. The cash outflow associated with our investment in promissory notes issued by PAGP to us has an equal and offsetting cash inflow associated with proceeds from the issuance by our consolidated subsidiary of promissory notes to PAGP for the same face value amount, which is included as a component of financing activities. See Note 8 to our Condensed Consolidated Financial Statements for additional information on our related party notes.

Financing Activities

Our financing activities primarily relate to funding investment capital projects, acquisitions and refinancing of our debt maturities, as well as short-term working capital (including borrowings for NYMEX and ICE margin deposits) and hedged inventory borrowings related to our NGL business and contango market activities, and the payment of distributions to our unitholders and noncontrolling interests.

Borrowings and Repayments Under Credit Agreements

During the three months ended March 31, 2025 and 2024, we had net borrowings under our commercial paper program of $71 million and $107 million, respectively. The net borrowings resulted primarily from borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

Senior Notes

In January 2025, we completed the offering of $1.0 billion, 5.95% senior notes due June 2035 at a public offering price of 99.761%. Interest payments are due on June 15 and December 15 of each year, commencing on June 15, 2025. We used the net proceeds from this offering of approximately $988 million, after deducting the underwriting discount and offering expenses, to (i) fund the acquisitions completed during the first quarter of 2025, (ii) fund the repurchase of approximately 12.7 million Series A preferred units in January 2025 and (iii) repay outstanding borrowings under our credit facilities and commercial paper program and for general partnership purposes.

Common Equity Repurchase Program

There were no repurchases under the Common Equity Repurchase Program (the “Program”) during the three months ended March 31, 2025 or 2024. The remaining available capacity under the Program as of March 31, 2025 was $198 million.

Registration Statements

We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of debt or equity securities (“Traditional Shelf”), under which we had approximately $1.1 billion of unsold securities available at March 31, 2025. We did not conduct any offerings under our Traditional Shelf during the three months ended March 31, 2025. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. The offering of $1.0 billion, 5.95% senior notes in January 2025 was conducted under our WKSI Shelf.

Series A Preferred Unit Repurchase

On January 31, 2025, we repurchased approximately 12.7 million units, or 18%, of our outstanding Series A preferred units at the issue price of $26.25 per unit for a purchase price of approximately $333 million, plus accrued and unpaid distributions through January 30, 2025 of approximately $10 million. We used a portion of the net proceeds from our January 2025 senior notes offering to fund this repurchase. See Note 6 to our Condensed Consolidated Financial Statements for more information regarding our Series A preferred units.

Distributions to Our Unitholders

Series A preferred unitholders. On May 15, 2025, we will pay a quarterly cash distribution of approximately $0.615 per unit to Series A preferred unitholders of record at the close of business on May 1, 2025 for the period from January 1, 2025 through March 31, 2025.

Series B preferred unitholders. On May 15, 2025, we will pay a quarterly cash distribution of approximately $21.49 per unit to Series B preferred unitholders of record at the close of business on May 1, 2025 for the period from February 15, 2025 through May 14, 2025.

Common Unitholders. On May 15, 2025, we will pay a quarterly cash distribution of $0.38 per common unit ($1.52 per unit on an annualized basis) to common unitholders of record at the close of business on May 1, 2025 for the period from January 1, 2025 through March 31, 2025.

See Note 6 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first three months of 2025, including distributions to our preferred unitholders.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of March 31, 2025, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in the Permian JV, (ii) a 30% interest in Cactus II and (iii) a 33% interest in Red River. See Note 6 to our Condensed Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the three months ended March 31, 2025.

Related Party Promissory Notes

In February 2025, promissory notes with a face value of CAD$473 million (approximately $330 million) were issued by and among us and certain Plains entities. The cash inflow associated with proceeds from the issuance by our consolidated subsidiary of promissory notes to PAGP has an equal and offsetting cash outflow associated with our investment in promissory notes issued by PAGP to us for the same face value amount, which is included as a component of investing activities. See Note 8 to our Condensed Consolidated Financial Statements for additional information on our related party notes.

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

The following table includes our best estimate of the amount and timing of these payments as of March 31, 2025 (in millions):

	Remainder of 2025	2026	2027	2028	2029	2030 and Thereafter	Total
Crude oil, NGL and other purchases (1)	$18,061	$19,985	$17,694	$14,881	$13,406	$27,052	$111,079

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during March 2025. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2025 and December 31, 2024, we had outstanding letters of credit of approximately $78 million and $90 million, respectively.

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

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risk Factors” discussed in Item 1A of our 2024 Annual Report on Form 10-K. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

Commodity Price Risk

We use derivative instruments to hedge price risk associated with the following commodities:

•Crude oil

We utilize crude oil derivatives to hedge commodity price risk inherent in our pipeline, terminalling and merchant activities. Our objectives for these derivatives include hedging changes in inventory positions associated with our lease gathering activities, anticipated purchases and sales, stored inventory and basis differentials. We manage these exposures with various instruments including futures, forwards, swaps and options.

•Natural gas

We utilize natural gas derivatives to hedge commodity price risk by purchasing natural gas to replace the energy content of the NGL extracted by our natural gas processing assets (natural gas purchase component of the frac spread) and, on occasion, to hedge ethane that may be purchased and stored until it is reinjected into the natural gas stream. Additionally, we utilize natural gas derivatives to hedge anticipated operational fuel gas requirements related to our natural gas processing and NGL fractionation plants. We manage these exposures with various instruments including futures, swaps and options.

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

The fair value of our commodity derivatives and the change in fair value as of March 31, 2025 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$20	$19	$(17)
Natural gas	7	$7	$(7)
NGL and other	(70)	$(28)	$28
Total fair value	$(43)

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

Interest Rate Risk

Debt. Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at March 31, 2025, approximately $464 million, was subject to interest rate resets that generally occur within one week or less. The average interest rate on variable rate debt that was outstanding during the three months ended March 31, 2025 was approximately 4.6%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $25 million as of March 31, 2025. A 10% increase in the forward SOFR curve as of March 31, 2025 would have resulted in an increase of $19 million to the fair value of our interest rate derivatives. A 10% decrease in the forward SOFR curve as of March 31, 2025 would have resulted in a decrease of $19 million to the fair value of our interest rate derivatives. See Note 7 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Series B Preferred Units. Distributions on the Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. Distributions on the Series B preferred units accumulate based on the applicable three-month SOFR, plus certain adjustments. Based upon the Series B preferred units outstanding at March 31, 2025 and the liquidation preference of $1,000 per unit, a change of 100 basis points in interest rates would increase or decrease the annual distributions on the Series B preferred units by approximately $8 million. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding our Series B preferred unit distributions.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of March 31, 2025, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the first quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

For a discussion of our risk factors, see Item 1A. of our 2024 Annual Report on Form 10-K. Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

4.17	—	Description of Our Securities (incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K for the year ended December 31, 2024).

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

May 9, 2025

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

May 9, 2025

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

May 9, 2025