Form 10-Q
period 2025-06-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2025-08-08
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of July 31, 2025, there were 703,304,452 Common Units outstanding.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	June 30, 2025	December 31, 2024
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$459	$348
Trade accounts receivable and other receivables, net	3,562	3,679
Inventory	151	261
Current assets of discontinued operations (Note 2)	385	415
Other current assets	131	99
Total current assets	4,688	4,802

PROPERTY AND EQUIPMENT	19,589	18,528
Accumulated depreciation	(5,412)	(5,082)
Property and equipment, net	14,177	13,446

OTHER ASSETS
Investments in unconsolidated entities	2,709	2,811
Intangible assets, net	1,636	1,677
Linefill	940	904
Long-term operating lease right-of-use assets, net	182	189
Long-term inventory	234	242
Long-term assets of discontinued operations (Note 2)	2,482	2,349
Other long-term assets, net	107	142
Total assets	$27,155	$26,562

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,364	$3,647
Short-term debt	475	407
Current liabilities of discontinued operations (Note 2)	313	350
Other current liabilities	527	546
Total current liabilities	4,679	4,950

LONG-TERM LIABILITIES
Senior notes, net	8,133	7,141
Other long-term debt, net	71	70
Long-term operating lease liabilities	190	192
Long-term liabilities of discontinued operations (Note 2)	598	576
Other long-term liabilities and deferred credits	535	537
Total long-term liabilities	9,527	8,516

COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS’ CAPITAL
Series A preferred unitholders (58,411,908 and 71,090,468 units outstanding, respectively)	1,246	1,514
Series B preferred unitholders (800,000 and 800,000 units outstanding, respectively)	787	787
Common unitholders (703,304,452 and 703,770,300 units outstanding, respectively)	7,673	7,512
Total partners’ capital excluding noncontrolling interests	9,706	9,813
Noncontrolling interests	3,243	3,283
Total partners’ capital	12,949	13,096
Total liabilities and partners’ capital	$27,155	$26,562
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
REVENUES
Product sales revenues	$10,197	$12,351	$21,243	$23,584
Services revenues	445	406	876	812
Total revenues	10,642	12,757	22,119	24,396
COSTS AND EXPENSES
Purchases and related costs	9,758	11,838	20,277	22,543
Field operating costs	286	280	585	553
General and administrative expenses	82	79	168	160
Depreciation and amortization	235	226	466	449
Losses on asset sales, net	42	2	29	3
Total costs and expenses	10,403	12,425	21,525	23,708
OPERATING INCOME	239	332	594	688
OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	94	106	196	201
Gain on investments in unconsolidated entities, net	—	—	31	—
Interest expense (net of capitalized interest of $3, $2, $5 and $4, respectively)	(133)	(111)	(260)	(205)
Other income, net	31	23	57	18
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	231	350	618	702
Current income tax expense from continuing operations	(1)	(52)	(6)	(68)
Deferred income tax (expense)/benefit from continuing operations	(3)	—	(5)	5
INCOME FROM CONTINUING OPERATIONS, NET OF TAX	227	298	607	639
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX (NOTE 2)	70	32	206	42
NET INCOME	297	330	813	681
Net income attributable to noncontrolling interests	(87)	(80)	(160)	(166)
NET INCOME ATTRIBUTABLE TO PAA	$210	$250	$653	$515

NET INCOME PER COMMON UNIT (NOTE 4):
Net income allocated to common unitholders — Basic and Diluted:
Continuing operations	$80	$148	$287	$340
Discontinued operations	70	32	206	42
Net income allocated to common unitholders — Basic and Diluted	$150	$180	$493	$382

Basic and diluted weighted average common units outstanding	703	701	704	701

Basic and diluted net income per common unit:
Continuing operations	$0.11	$0.21	$0.41	$0.49
Discontinued operations	$0.10	$0.05	$0.29	$0.06
Basic and diluted net income per common unit	$0.21	$0.26	$0.70	$0.55

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net income	$297	$330	$813	$681
Other comprehensive income/(loss)	187	(33)	192	(104)
Comprehensive income	484	297	1,005	577
Comprehensive income attributable to noncontrolling interests	(87)	(80)	(160)	(166)
Comprehensive income attributable to PAA	$397	$217	$845	$411

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2024	$(44)	$(1,039)	$—	$(1,083)

Reclassification adjustments	2	—	—	2
Unrealized gain on hedges	6	—	—	6
Currency translation adjustments	—	183	—	183
Other	—	—	1	1
Total period activity	8	183	1	192
Balance at June 30, 2025	$(36)	$(856)	$1	$(891)

	Derivative Instruments	Translation Adjustments	Total
	(unaudited)
Balance at December 31, 2023	$(81)	$(755)	$(836)

Reclassification adjustments	5	—	5
Unrealized gain on hedges	18	—	18
Currency translation adjustments	—	(127)	(127)
Total period activity	23	(127)	(104)
Balance at June 30, 2024	$(58)	$(882)	$(940)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended June 30,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$813	$681
Reconciliation of net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(206)	(42)
Depreciation and amortization	466	449
Losses on asset sales, net	29	3
Deferred income tax expense/(benefit)	5	(5)
(Gain)/loss on foreign currency revaluation	4	(15)
Settlement of terminated interest rate hedging instruments	—	57
Equity earnings in unconsolidated entities	(196)	(201)
Distributions on earnings from unconsolidated entities	256	250
Gain on investments in unconsolidated entities, net (Note 12)	(31)	—
Other	32	37
Changes in assets and liabilities, net of acquisitions	(140)	(222)
Cash provided by operating activities - continuing operations	1,032	992
Cash provided by operating activities - discontinued operations	301	80
Net cash provided by operating activities	1,333	1,072
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(681)	(111)
Investments in unconsolidated entities	—	(3)
Additions to property, equipment and other	(310)	(233)
Cash paid for purchases of linefill	(17)	(16)
Proceeds from sales of assets	21	4
Investments in related party notes (Note 9)	(330)	—
Other investing activities	—	2
Cash used in investing activities - continuing operations	(1,317)	(357)
Cash used in investing activities - discontinued operations	(106)	(61)
Net cash used in investing activities	(1,423)	(418)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings/(repayments) under commercial paper program (Note 6)	69	(433)
Proceeds from the issuance of senior notes (Note 6)	998	650
Proceeds from the issuance of related party notes (Note 9)	330	—
Repurchase of common units	(8)	—
Repurchase of Series A preferred units (Note 7)	(333)	—
Distributions paid to Series A preferred unitholders (Note 7)	(82)	(88)
Distributions paid to Series B preferred unitholders (Note 7)	(35)	(39)
Distributions paid to common unitholders (Note 7)	(535)	(445)
Distributions paid to noncontrolling interests (Note 7)	(229)	(198)
Contributions from noncontrolling interests	29	24
Other financing activities	(22)	(16)
Net cash provided by/(used in) financing activities	182	(545)
Effect of translation adjustment - continuing operations	8	(5)
Effect of translation adjustment - discontinued operations	11	(1)
Net increase in cash and cash equivalents and restricted cash	111	103
Cash and cash equivalents and restricted cash, beginning of period	348	450
Cash and cash equivalents and restricted cash, end of period	$459	$553
Cash paid for:
Interest, net of amounts capitalized	$254	$195
Income taxes, net of amounts refunded	$48	$193
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2024	$1,514	$787	$7,512	$9,813	$3,283	$13,096
Net income	75	35	543	653	160	813
Distributions (Note 7)	(75)	(35)	(535)	(645)	(229)	(874)
Other comprehensive income	—	—	192	192	—	192
Repurchase of Series A preferred units (Note 7)	(270)	—	(43)	(313)	—	(313)
Repurchase of common units	—	—	(8)	(8)	—	(8)
Contributions from noncontrolling interests	—	—	—	—	29	29
Other	2	—	12	14	—	14
Balance at June 30, 2025	$1,246	$787	$7,673	$9,706	$3,243	$12,949

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at March 31, 2025	$1,245	$787	$7,600	$9,632	$3,228	$12,860
Net income	36	18	156	210	87	297
Distributions (Note 7)	(36)	(18)	(267)	(321)	(97)	(418)
Other comprehensive income	—	—	187	187	—	187
Repurchase of common units	—	—	(8)	(8)	—	(8)
Contributions from noncontrolling interests	—	—	—	—	25	25
Other	1	—	5	6	—	6
Balance at June 30, 2025	$1,246	$787	$7,673	$9,706	$3,243	$12,949

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(continued)
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2023	$1,509	$787	$8,126	$10,422	$3,310	$13,732
Net income	88	39	388	515	166	681
Distributions	(88)	(39)	(445)	(572)	(198)	(770)
Other comprehensive loss	—	—	(104)	(104)	—	(104)
Contributions from noncontrolling interests	—	—	—	—	24	24
Other	3	—	12	15	—	15
Balance at June 30, 2024	$1,512	$787	$7,977	$10,276	$3,302	$13,578

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at March 31, 2024	$1,510	$787	$8,042	$10,339	$3,307	$13,646
Net income	44	19	187	250	80	330
Distributions	(44)	(19)	(223)	(286)	(97)	(383)
Other comprehensive loss	—	—	(33)	(33)	—	(33)
Contributions from noncontrolling interests	—	—	—	—	12	12
Other	2	—	4	6	—	6
Balance at June 30, 2024	$1,512	$787	$7,977	$10,276	$3,302	$13,578
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

Our business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical midstream infrastructure systems that connect major producing regions to key demand centers and export terminals. As one of the largest crude oil midstream service providers in North America, we own an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil producing basins (including the Permian Basin) and transportation corridors and at major market hubs in the United States and Canada. Our assets and the services we provide are primarily focused on and conducted through two operating segments: Crude Oil and Natural Gas Liquids (“NGL”). See Note 11 for further discussion of our operating segments.

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of June 30, 2025, AAP also owned a limited partner interest in us through its ownership of approximately 232.9 million of our common units (approximately 31% of our total outstanding common units and Series A preferred units combined). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at June 30, 2025, owned an approximate 85% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2024 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAA and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and six months ended June 30, 2025 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications had no impact on net income or total partners’ capital.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Pending Sale of Canadian NGL Business

On June 17, 2025, we entered into a definitive Share Purchase Agreement (“SPA”) with Keyera Corp. (“Keyera”), an Alberta corporation, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of Plains Midstream Canada ULC, our wholly-owned subsidiary that owns substantially all of our NGL business in Canada (the “Canadian NGL Business”), for cash consideration of approximately CAD$5.15 billion (approximately $3.75 billion), subject to certain post-closing adjustments, as defined in the SPA. This transaction is expected to close in the first quarter of 2026, subject to the satisfaction or waiver of customary closing conditions, including receipt of regulatory approvals.

We determined that in conjunction with entering into the SPA, the operations of the Canadian NGL Business meet the criteria for classification as held for sale and presentation as discontinued operations, as the sale will represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the assets and liabilities of the Canadian NGL Business have been classified as held for sale, and the balance sheet, results of operations and cash flows of the Canadian NGL Business have been presented as discontinued operations in our condensed consolidated financial statements. Unless otherwise indicated, the disclosures included within the accompanying notes to the condensed consolidated financial statements relate to our continuing operations and exclude amounts related to discontinued operations. These changes have been applied retrospectively to all periods presented. Discontinued operations are not presented separately within our Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Changes in Accumulated Other Comprehensive Income/(Loss) or the Condensed Consolidated Statements of Changes in Partners’ Capital. See Note 2 for additional information regarding discontinued operations. All significant intercompany balances and transactions between the Canadian NGL Business and our continuing operations have been eliminated.

While we will divest the Canadian NGL Business as part of the sale, we will retain substantially all NGL assets in the United States and will also retain all crude oil assets in Canada. Prior to its classification as held for sale and presentation as discontinued operations, the Canadian NGL Business was part of our NGL reportable segment.

In June 2025, we entered into a forward currency instrument to hedge currency exchange risk associated with anticipated proceeds from the pending sale of our Canadian NGL Business. See Note 8 for additional information.

In connection with and contingent upon closing of the pending sale of the Canadian NGL Business, we and Keyera entered into an agreement for certain hedging arrangements and payments relating to the differential between the price of natural gas and the extracted NGL commodities (“Frac Spread”) for a twelve-month period commencing the first month after the closing date. As a result of this arrangement, we will guarantee a minimum Frac Spread margin on certain volumes. The recognition of an asset or liability will be dependent upon the terms of the specific contracts transferred as part of the sale of the Canadian NGL business and the market conditions at that time the sale closes. We do not expect any liability we might recognize as a result of this agreement to have a material adverse effect on our consolidated financial condition, results of operations or cash flows; for example, if the sale closed during the first quarter of 2026, based on existing contracts to be transferred and current market conditions as of June 30, 2025, we would recognize a liability of approximately $45 million.

Subsequent Events

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Recent Accounting Pronouncements, Disclosure Rules and Other Legislation

Except as discussed in our 2024 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the six months ended June 30, 2025 that are of significance or potential significance to us.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2— Discontinued Operations

The operations of the Canadian NGL Business meet the criteria for classification as held for sale and presentation as discontinued operations. The Canadian NGL Business disposal group is recorded at its historical carrying value, as the fair value of the disposal group, less estimated costs to sell, is greater than the carrying value of the Canadian NGL Business disposal group. Depreciation and amortization on the long-lived assets of the Canadian NGL Business disposal group ceased upon meeting the criteria to be classified as assets held for sale. See Note 1 for information regarding the pending sale of the Canadian NGL Business.

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations (in millions):

	June 30, 2025	December 31, 2024
Assets:
Current assets:
Trade accounts receivable and other receivables, net	$193	$222
Inventory	168	178
Other current assets	24	15
Total current assets of discontinued operations	$385	$415

Long-term assets:
Property and equipment, net (1)	$2,118	$1,978
Linefill	71	64
Long-term operating lease right-of-use assets, net	137	143
Long-term inventory	41	38
Other long-term assets, net	115	126
Total long-term assets of discontinued operations	$2,482	$2,349

Liabilities:
Current liabilities:
Trade accounts payable	$222	$234
Short-term debt	1	1
Other current liabilities	90	115
Total current liabilities of discontinued operations	$313	$350

Long-term liabilities:
Long-term operating lease liabilities	$107	$121
Other long-term liabilities and deferred credits	491	455
Total long-term liabilities of discontinued operations	$598	$576

(1)Amounts are net of accumulated depreciation of $887 million and $794 million as of June 30, 2025 and December 31, 2024, respectively.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the line items comprising pretax income from discontinued operations to income from discontinued operations, net of tax (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
Product sales	$181	$142	$679	$455
Services	30	34	66	77
Total revenues	211	176	745	532
Cost and Expenses:
Purchases and related costs	10	20	252	232
Field operating costs	53	70	122	155
General and administrative expenses	12	14	26	29
Depreciation and amortization	27	31	57	62
(Gains)/losses on asset sales, net	13	(1)	13	(2)
Total costs and expenses	115	134	470	476
Income from discontinued operations before tax	96	42	275	56
Current income tax expense	(14)	(17)	(54)	(55)
Deferred income tax (expense)/benefit	(12)	7	(15)	41
Income from discontinued operations, net of tax	$70	$32	$206	$42

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

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Crude Oil segment revenues from contracts with customers
Sales	$10,228	$12,327	$21,236	$23,513
Transportation	340	295	652	595
Terminalling, Storage and Other	87	95	175	187
Total Crude Oil segment revenues from contracts with customers	$10,655	$12,717	$22,063	$24,295

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
NGL segment revenues from contracts with customers
Sales	$24	$23	$66	$84
Terminalling, Storage and Other	2	2	1	2
Total NGL segment revenues from contracts with customers	$26	$25	$67	$86

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Sales Revenues. Revenues from sales of crude oil and NGL are recognized at the time title to the product sold transfers to the purchaser, which occurs upon delivery of the product to the purchaser or its designee. The consideration received under these contracts is variable based on commodity prices. Inventory exchanges under buy/sell transactions are excluded from sales revenues in our Condensed Consolidated Statements of Operations.

Transportation Revenues. Transportation revenues include revenues from transporting crude oil on pipelines and trucks. Revenues from pipeline tariffs and fees are associated with the transportation of crude oil at a published tariff. We primarily recognize pipeline tariff and fee revenues over time as services are rendered, based on the volumes transported. As is common in the pipeline transportation industry, our tariffs incorporate a loss allowance factor. We recognize the allowance volumes collected as part of the transaction price and record this non-cash consideration at fair value, measured as of the contract inception date.

Terminalling, Storage and Other Revenues. Revenues in this category include (i) fees that are generated when we receive liquids from one connecting source and deliver the applicable product to another connecting carrier, (ii) fees from storage capacity agreements, (iii) fees from loading and unloading services at our terminals and (iv) fees from natural gas and condensate processing services. We generate revenue through a combination of month-to-month and multi-year agreements and processing arrangements. Storage fees are typically recognized in revenue ratably over the term of the contract regardless of the actual storage capacity utilized as our performance obligation is to make available storage capacity for a period of time. Terminal fees (including throughput and loading/unloading fees) are recognized as the liquids enter or exit the terminal and are received from or delivered to the connecting carrier or third-party terminal, as applicable. We recognize loading and unloading fees when the volumes are delivered or received.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended June 30, 2025	Crude Oil	NGL	Total
Revenues from contracts with customers	$10,655	$26	$10,681
Other revenues	(33)	—	(33)
Total revenues of reportable segments	$10,622	$26	$10,648
Intersegment revenues elimination			(6)
Total revenues			$10,642

Three Months Ended June 30, 2024	Crude Oil	NGL	Total
Revenues from contracts with customers	$12,717	$25	$12,742
Other revenues	18	—	18
Total revenues of reportable segments	$12,735	$25	$12,760
Intersegment revenues elimination			(3)
Total revenues			$12,757

Six Months Ended June 30, 2025	Crude Oil	NGL	Total
Revenues from contracts with customers	$22,063	$67	$22,130
Other revenues	(2)	—	(2)
Total revenues of reportable segments	$22,061	$67	$22,128
Intersegment revenues elimination			(9)
Total revenues			$22,119

Six Months Ended June 30, 2024	Crude Oil	NGL	Total
Revenues from contracts with customers	$24,295	$86	$24,381
Other revenues	22	—	22
Total revenues of reportable segments	$24,317	$86	$24,403
Intersegment revenues elimination			(7)
Total revenues			$24,396

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

Counterparty Deficiencies	Financial Statement Classification	June 30, 2025	December 31, 2024
Billed and collected	Other current liabilities	$68	$83

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2024	$87
Amounts recognized as revenue	(24)
Additions	14
Balance at June 30, 2025	$77

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of June 30, 2025 (in millions):

	Remainder of 2025	2026	2027	2028	2029	2030 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$174	$254	$213	$171	$96	$414
Terminalling, storage and other agreement revenues	115	222	194	143	101	488
Total	$289	$476	$407	$314	$197	$902

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

Trade Accounts Receivable and Other Receivables, Net

At June 30, 2025 and December 31, 2024, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	June 30, 2025	December 31, 2024
Trade accounts receivable arising from revenues from contracts with customers	$3,792	$3,922
Other trade accounts receivable and other receivables (1)	8,221	7,339
Impact due to contractual rights of offset with counterparties	(8,451)	(7,582)
Trade accounts receivable and other receivables, net	$3,562	$3,679

(1)The balance is comprised primarily of accounts receivable associated with buy/sell arrangements that are not within the scope of ASC 606.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Net Income Per Common Unit

We calculate basic and diluted net income per common unit by dividing income from continuing operations attributable to PAA (after deducting amounts allocated to the preferred unitholders and participating securities) and income from discontinued operations by the basic and diluted weighted average number of common units outstanding during the period.

The diluted weighted average number of common units is computed based on the weighted average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units and (ii) our equity-indexed compensation plan awards. See Note 11 and Note 17 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for a discussion of our Series A preferred units and equity-indexed compensation plan awards. When applying the if-converted method prescribed by FASB guidance, on a weighted-average basis, for the three and six months ended June 30, 2025, the possible conversion of approximately 58 million and 61 million Series A preferred units, respectively, and for each of the three and six months ended June 30, 2024, the possible conversion of approximately 71 million Series A preferred units were excluded from the calculation of diluted net income per common unit as the effect was antidilutive. Our equity-indexed compensation plan awards that contemplate the issuance of common units are considered potentially dilutive unless (i) they become vested only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. Equity-indexed compensation plan awards that are deemed to be dilutive during the period are reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income per common unit (in millions, except per unit data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic and Diluted Net Income per Common Unit
Continuing Operations:
Income from continuing operations, net of tax	$227	$298	$607	$639
Net income attributable to noncontrolling interests	(87)	(80)	(160)	(166)
Net income from continuing operations attributable to PAA	140	218	447	473
Distributions to Series A preferred unitholders	(36)	(44)	(75)	(88)
Distributions to Series B preferred unitholders	(18)	(19)	(35)	(39)
Amounts allocated to participating securities	(7)	(8)	(9)	(9)
Impact from repurchase of Series A preferred units (1)	—	—	(43)	—
Other	1	1	2	3
Net income from continuing operations allocated to common unitholders - Basic and Diluted (2)	$80	$148	$287	$340

Discontinued Operations:
Net income from discontinued operations allocated to common unitholders - Basic and Diluted (3)	$70	$32	$206	$42

Net income allocated to common unitholders — Basic and Diluted	$150	$180	$493	$382

Basic and diluted weighted average common units outstanding	703	701	704	701

Basic and diluted net income per common unit:
Continuing operations	$0.11	$0.21	$0.41	$0.49
Discontinued operations	0.10	0.05	0.29	0.06
Basic and diluted net income per common unit	$0.21	$0.26	$0.70	$0.55

(1)We repurchased approximately 12.7 million Series A preferred units on January 31, 2025. See Note 7 for additional information. The difference between the cash we paid for the repurchase of such units and their carrying value on our balance sheet is considered a return to Series A preferred unitholders for the calculation of net income allocated to common unitholders.
(2)We calculate net income from continuing operations allocated to common unitholders based on the distributions pertaining to the current period’s net income. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings (i.e., undistributed loss), if any, are allocated to the common unitholders and participating securities in accordance with the contractual terms of our partnership agreement in effect for the period and as further prescribed under the two-class method.
(3)Net income from discontinued operations allocated to common unitholders is Income from discontinued operations, net of tax as presented on our Condensed Consolidated Statements of Operations.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	June 30, 2025				December 31, 2024
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	1,640	barrels	$102	$62.20	3,321	barrels	$221	$66.55
NGL	746	barrels	39	$52.28	603	barrels	26	$43.12
Other	N/A		10	N/A	N/A		14	N/A
Inventory subtotal			151				261

Linefill
Crude oil	15,830	barrels	939	$59.32	15,463	barrels	903	$58.40
NGL	33	barrels	1	$30.30	32	barrels	1	$31.25
Linefill subtotal			940				904

Long-term inventory
Crude oil	3,529	barrels	230	$65.17	3,413	barrels	238	$69.73
NGL	90	barrels	4	$44.44	90	barrels	4	$44.44
Long-term inventory subtotal			234				242

Total			$1,325				$1,407

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Debt

Debt consisted of the following (in millions):

	June 30, 2025	December 31, 2024
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 4.6% and 4.6%, respectively (1)	$462	$393
Other	13	14
Total short-term debt	475	407

LONG-TERM DEBT
Senior notes, net of unamortized discounts and debt issuance costs of $50 and $42, respectively (2)	8,133	7,141
Other	71	70
Total long-term debt	8,204	7,211
Total debt (3)	$8,679	$7,618

(1)We classified these commercial paper notes as short-term as of June 30, 2025 and December 31, 2024, as these notes were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged inventory and NYMEX and ICE margin deposits.
(2)As of June 30, 2025 and December 31, 2024, we classified our $1.0 billion, 4.65% senior notes due October 2025 as long-term based on our ability and intent to refinance the notes on a long-term basis.
(3)Our fixed-rate senior notes had a face value of approximately $8.2 billion and $7.2 billion as of June 30, 2025 and December 31, 2024, respectively. We estimated the aggregate fair value of these notes as of June 30, 2025 and December 31, 2024 to be approximately $7.9 billion and $6.7 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under our commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for our senior notes and commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Senior Notes

In January 2025, we completed the offering of $1.0 billion, 5.95% senior notes due June 2035 at a public offering price of 99.761%. Interest payments are due on June 15 and December 15 of each year, commencing on June 15, 2025.

Borrowings and Repayments

Total borrowings under our commercial paper program for the six months ended June 30, 2025 and 2024 were approximately $27.6 billion and $20.6 billion, respectively. Total repayments under our commercial paper program were approximately $27.5 billion and $21.0 billion for the six months ended June 30, 2025 and 2024, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At June 30, 2025 and December 31, 2024, we had outstanding letters of credit of $81 million and $90 million, respectively.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7—Partners’ Capital and Distributions

Units Outstanding

The following tables present the activity for our preferred and common units:

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2024	71,090,468	800,000	703,770,300
Repurchase of Series A preferred units	(12,678,560)	—	—
Issuances of common units under equity-indexed compensation plans	—	—	5,650
Outstanding at March 31, 2025	58,411,908	800,000	703,775,950
Repurchase and cancellation of common units under the Common Equity Repurchase Program	—	—	(476,695)
Issuances of common units under equity-indexed compensation plans	—	—	5,197
Outstanding at June 30, 2025	58,411,908	800,000	703,304,452

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2023	71,090,468	800,000	701,008,749
Issuances of common units under equity-indexed compensation plans	—	—	62,282
Outstanding at March 31, 2024	71,090,468	800,000	701,071,031
Issuances of common units under equity-indexed compensation plans	—	—	10,268
Outstanding at June 30, 2024	71,090,468	800,000	701,081,299

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions

Series A Preferred Unit Distributions. Distributions on the Series A preferred units accumulate and are payable quarterly within 45 days following the end of each quarter. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding Series A preferred unit distributions. The following table details distributions to our Series A preferred unitholders paid during or pertaining to the first six months of 2025 (in millions, except per unit data):

			Series A Preferred Unitholders
Distribution Payment Date	Record Date (1)	Quarter Ended	Cash Distribution	Distribution per Unit
August 14, 2025 (2)	July 31, 2025	June 30, 2025	$36	$0.615
May 15, 2025	May 1, 2025	March 31, 2025	$36	$0.615
February 14, 2025	January 31, 2025	December 31, 2024	$36	$0.615

(1)Payable to unitholders of record at the close of business on the applicable Record Date.
(2)At June 30, 2025, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

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

			Series B Preferred Unitholders
Distribution Payment Date	Record Date (1)	Distribution Period	Cash Distribution	Distribution per Unit
August 15, 2025 (2)	August 1, 2025	May 15, 2025 through August 14, 2025	$18	$22.23
May 15, 2025	May 1, 2025	February 15, 2025 through May 14, 2025	$17	$21.49
February 18, 2025	February 3, 2025	November 15, 2024 through February 14, 2025	$18	$22.73

(1)Payable to unitholders of record at the close of business on the applicable Record Date.
(2)At June 30, 2025, approximately $9 million of accrued distributions payable to our Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

Common Unit Distributions. The following table details distributions to our common unitholders paid during or pertaining to the first six months of 2025 (in millions, except per unit data):

			Distributions			Distribution per Common Unit
Distribution Payment Date	Record Date (1)	Quarter Ended	Common Unitholders		Total Cash Distribution
			Public	AAP
August 14, 2025	July 31, 2025	June 30, 2025	$179	$88	$267	$0.38
May 15, 2025	May 1, 2025	March 31, 2025	$179	$88	$267	$0.38
February 14, 2025	January 31, 2025	December 31, 2024	$179	$88	$267	$0.38

(1)Payable to unitholders of record at the close of business on the applicable Record Date.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Noncontrolling Interests in Subsidiaries

As of June 30, 2025, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in Plains Oryx Permian Basin LLC (the “Permian JV”), (ii) a 30% interest in Cactus II Pipeline LLC (“Cactus II”) and (iii) a 33% interest in Red River Pipeline Company LLC (“Red River”).

Distributions to Noncontrolling Interests

The following table details distributions paid to noncontrolling interests during the periods presented (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Permian JV	$78	$74	$183	$148
Cactus II	16	16	38	37
Red River	3	7	8	13
	$97	$97	$229	$198

Note 8—Derivatives and Risk Management Activities

We identify the risks that underlie our core business activities and use risk management strategies to mitigate those risks when we determine that there is value in doing so. We use various derivative instruments to manage our exposure to commodity price risk, interest rate risk, and currency exchange rate risk. Our commodity price risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity. Our interest rate risk and currency exchange rate risk management policies and procedures are designed to monitor our derivative positions and ensure that those positions are consistent with our objectives and approved strategies. Our policy is to use derivative instruments for risk management purposes and not for the purpose of speculating on changes in commodity prices or interest rates. When we apply hedge accounting, our policy is to formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. At the inception of the hedging relationship, we assess whether the derivatives employed are highly effective in offsetting changes in cash flows of anticipated hedged transactions. Throughout the hedging relationship, retrospective and prospective hedge effectiveness is assessed on a qualitative basis.

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

At June 30, 2025 and December 31, 2024, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and, in certain circumstances, to optimize profits. As of June 30, 2025, net derivative positions related to these activities included:

•A net long position of 5.1 million barrels associated with our crude oil purchases, which will be unwound ratably through September 2025 to match monthly average pricing.
•A net short time spread position of 3.2 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through April 2026.
•A net crude oil basis spread position of 2.6 million barrels at multiple locations through December 2026. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 5.1 million barrels through December 2029 related to anticipated net sales of crude oil inventory.
•A net long position of 0.5 TWh through December 2030 related to anticipated power supply requirements.

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Product sales revenues	$(40)	$—	$(41)	$(28)
Field operating costs	5	(5)	3	(6)
Net loss from commodity derivative activity	$(35)	$(5)	$(38)	$(34)

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

	June 30, 2025	December 31, 2024
Initial margin	$9	$16
Variation margin posted/(returned)	(6)	15
Letters of credit	—	(9)
Net broker receivable	$3	$22

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

	June 30, 2025				December 31, 2024
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$27	$(16)	$3	$14	$25	$(24)	$22	$23
Other long-term assets, net	1	—	—	1	—	—	—	—
Derivative Liabilities
Other current liabilities	—	—	—	—	(5)	5	—	—
Other long-term liabilities and deferred credits	3	(6)	—	(3)	2	(6)	—	(4)
Total	$31	$(22)	$3	$12	$22	$(25)	$22	$19

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

The following table summarizes the terms of our outstanding interest rate derivatives as of June 30, 2025 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2026	3.09%	Cash flow hedge
Anticipated interest payments	4 forward starting swaps (30-year)	$100	10/15/2025	3.76%	Cash flow hedge
Anticipated interest payments	4 Treasury Locks (10-year)	$100	10/15/2025	4.00%	Cash flow hedge

As of June 30, 2025, there was a net loss of $36 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2056 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of June 30, 2025; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest rate derivatives, net	$7	$5	$6	$18

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2025, the net fair value of our interest rate hedges, which was included in “Other current assets” on our Condensed Consolidated Balance Sheet, totaled $33 million. At December 31, 2024, the net fair value of our interest rate hedges, which was included in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $27 million.

Currency Exchange Rate Risk Hedging

In connection with the pending sale of the Canadian NGL Business, we entered into a forward currency instrument (CAD$4.5 billion notional amount) to hedge currency exchange risk. The instrument is contingent upon the sale occurring and will settle at closing. The cost of the deal-contingent structure is embedded in the hedge rate. As of June 30, 2025, the sale of the Canadian NGL Business is probable and the fair value of the instrument is a $49 million liability, presented in “Other current liabilities” on our Condensed Consolidated Balance Sheet. For the three months ended June 30, 2025, we recognized the $49 million loss, presented in “Losses on asset sales, net” on our Condensed Consolidated Statements of Operations. As of June 30, 2025, for the periods covered by the instrument, the average fixed USD to CAD rate of the instrument is $1.37 and the average forward USD to CAD rate is $1.35. See Note 1 for additional information regarding the pending sale of the Canadian NGL Business.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of June 30, 2025			Fair Value as of December 31, 2024
Recurring Fair Value Measures (1)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commodity derivatives	$12	$(3)	$9	$11	$(14)	$(3)
Interest rate derivatives	—	33	33	—	27	27
Foreign currency derivatives	—	(49)	(49)	—	—	—
Total net derivative asset/(liability)	$12	$(19)	$(7)	$11	$13	$24

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

Level 2

Level 2 of the fair value hierarchy includes exchange-cleared commodity derivatives, over-the-counter commodity, foreign exchange and interest rate derivatives that are traded in observable markets with less volume and transaction frequency than active markets. In addition, it includes certain physical commodity contracts. The fair values of these derivatives are corroborated with market observable inputs.

Note 9—Related Party Transactions

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

Accrued and unpaid interest receivable/payable was $32 million and $27 million as of June 30, 2025 and December 31, 2024, respectively. Interest income/expense on the related party notes totaled $23 million and $43 million for the three and six months ended June 30, 2025, respectively, and $7 million and $15 million for the three and six months ended June 30, 2024, respectively.

As of June 30, 2025 and December 31, 2024, our outstanding related party notes receivable and related party notes payable balances were as follows (in millions):

	June 30, 2025	December 31, 2024
Related party notes receivable (1)	$1,349	$948
Related party notes payable (1)	$1,349	$948

(1)We have elected to present our related party notes with the same counterparty on a net basis on our Condensed Consolidated Balance Sheet because there is a legal right to offset and we intend to offset with the counterparty.

Transactions with Other Related Parties

During the three and six months ended June 30, 2025 and 2024, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues from related parties	$12	$11	$23	$22

Purchases and related costs from related parties	$98	$96	$196	$193

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	June 30, 2025	December 31, 2024
Trade accounts receivable and other receivables, net from related parties (1)	$42	$40

Trade accounts payable to related parties (1) (2)	$64	$66

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

Our estimated undiscounted reserves for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) were reflected on our Condensed Consolidated Balance Sheets as follows (in millions):

	June 30, 2025	December 31, 2024
Other current liabilities	$7	$11
Other long-term liabilities and deferred credits	74	69
Total	$81	$80

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

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015 we experienced a release of crude oil from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. Effective as of June 30, 2025, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $870 million, which includes actual emergency response and clean-up costs, natural resource damage assessments, fines and penalties incurred, certain third-party claims settlements, and estimated costs associated with our remaining Line 901 lawsuits and claims as described below, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third-party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We did not recognize any costs, net of amounts probable of recovery from insurance (as applicable), during the three and six months ended June 30, 2025 and 2024. As of June 30, 2025 and December 31, 2024, we had a remaining undiscounted gross liability of approximately $20 million and $5 million, respectively, related to the Line 901 incident, which aggregate amounts are reflected in “Current liabilities” on our Condensed Consolidated Balance Sheet.

We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. To date, we have collected $275 million of the $500 million available under our 2015 insurance program. We have submitted insurance claims seeking reimbursement for additional legal fees and settlements relating to the Line 901 incident. Such claims, in the aggregate, exceed the $225 million of insurance coverage remaining under the 2015 program. Since we lack certainty at this time as to if or when these claims will be reimbursed by the carriers, we have elected not to accrue for a receivable in connection with these claims. As such, with respect to the Line 901 incident, we do not have any amounts recorded as receivables that are recognized on our Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024.

We have completed the required clean-up and remediation work with respect to the Line 901 incident; however, we expect to make payments for additional legal and professional costs during future periods. During the second quarter of 2025, we agreed to confidential settlement terms for various lawsuits filed in California Superior Court in Santa Barbara County by companies and individuals who provided labor, goods, or services associated with oil production activities they claim were disrupted following the Line 901 incident, the agreed aggregate settlement amount has been factored into our Line 901 total cost estimate. The only other remaining Line 901 lawsuit is pending in California Superior Court in Santa Barbara County, in which a landowner on an adjacent pipeline is alleging property damage from the “stigma” of the Line 901 incident. We are vigorously defending this remaining lawsuit, which has not yet been set for trial, and believe we have strong defenses. Taking into account the costs that we have included in our total estimate of costs for the Line 901 incident and considering what we regard as very strong defenses to the claims made in our remaining Line 901 lawsuits, we do not believe the ultimate resolution of such remaining lawsuit will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

L48 Pipeline Release. In March of 2025, our subsidiary, Pacific Pipeline System LLC, experienced a crude oil release of approximately 125 barrels on a segment of the Line 48 pipeline in Carson, California. Clean-up and remediation activities were conducted in cooperation with applicable state and federal regulatory agencies. An investigation by the California Office of the State Fire Marshall is not complete. To date no charges, fines or penalties have been assessed against us with respect to this release; however, it is possible that charges, fines or penalties may be assessed against us in the future. We provided notification to our applicable insurance carriers and intend to pursue reimbursement of any costs incurred in excess of our $10 million self-insured retention. We estimate that the aggregate cost to clean-up and remediate the site will be approximately $20 million. Through June 30, 2025, we incurred $12 million in connection with clean-up and remediation activities.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Segment Information

Our operating segments, Crude Oil and NGL, which are also our reportable segments, are organized by product as our Crude Oil and NGL businesses are generally impacted by different market fundamentals and require the use of different assets and business strategies. The Crude Oil segment includes our crude oil pipelines, crude oil storage and marine terminals and related crude oil marketing activities. Our crude oil marketing activities are included in our Crude Oil reporting segment as its primary purpose is to support the utilization of our assets by entering into transactions that facilitate increased volumes handled by our assets, resulting in additional earnings for the segment. The NGL segment includes our four NGL assets located in the United States.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain financial data from continuing operations for each segment (in millions):

	Crude Oil	NGL	Intersegment Elimination	Total
Three Months Ended June 30, 2025
Revenues (1):
Product sales	$10,178	$24	$(5)	$10,197
Services	444	2	(1)	445
Total revenues	10,622	26	(6)	10,642

Significant segment expenses:
Purchases and related costs (1)	(9,742)	(22)	6	(9,758)
Field operating costs	(279)	(7)	—	(286)
Segment general and administrative expenses	(75)	(7)	—	(82)
Total significant segment expenses	(10,096)	(36)	6	(10,126)

Equity earnings in unconsolidated entities	94	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	20	—
Derivative activities and inventory valuation adjustments (4)	52	—
Long-term inventory costing adjustments (5)	17	—
Deficiencies under minimum volume commitments, net (6)	(9)	—
Equity-indexed compensation expense (7)	8	—
Foreign currency revaluation (8)	9	—
Transaction-related expenses (9)	3	—
Segment amounts attributable to noncontrolling interests (10)	(140)	—
Total other segment items	(40)	—

Segment Adjusted EBITDA	$580	$(10)

Investment and acquisition capital expenditures (11) (12)	$218	$—		$218
Maintenance capital expenditures (12)	$43	$1		$44

As of June 30, 2025
Investments in unconsolidated entities	$2,709	$—		$2,709

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Six Months Ended June 30, 2025
Revenues (1):
Product sales	$21,185	$66	$(8)	$21,243
Services	876	1	(1)	876
Total revenues	22,061	67	(9)	22,119

Significant segment expenses:
Purchases and related costs (1)	(20,231)	(55)	9	(20,277)
Field operating costs	(571)	(14)	—	(585)
Segment general and administrative expenses	(155)	(13)	—	(168)
Total significant segment expenses	(20,957)	(82)	9	(21,030)

Equity earnings in unconsolidated entities	196	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	40	—
Derivative activities and inventory valuation adjustments (4)	28	—
Long-term inventory costing adjustments (5)	18	—
Deficiencies under minimum volume commitments, net (6)	(16)	—
Equity-indexed compensation expense (7)	18	—
Foreign currency revaluation (8)	9	—
Transaction-related expenses (9)	8	—
Segment amounts attributable to noncontrolling interests (10)	(265)	—
Total other segment items	(160)	—

Segment Adjusted EBITDA	$1,140	$(15)

Investment and acquisition capital expenditures (11) (12)	$1,002	$—		$1,002
Maintenance capital expenditures (12)	$74	$3		$77

As of June 30, 2025
Investments in unconsolidated entities	$2,709	$—		$2,709

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Three Months Ended June 30, 2024
Revenues (1):
Product sales	$12,330	$23	$(2)	$12,351
Services	405	2	(1)	406
Total revenues	12,735	25	(3)	12,757

Significant segment expenses:
Purchases and related costs (1)	(11,820)	(21)	3	(11,838)
Field operating costs	(272)	(8)	—	(280)
Segment general and administrative expenses	(72)	(7)	—	(79)
Total significant segment expenses	(12,164)	(36)	3	(12,197)

Equity earnings in unconsolidated entities	106	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	17	—
Derivative activities and inventory valuation adjustments (4)	(4)	—
Long-term inventory costing adjustments (5)	4	—
Deficiencies under minimum volume commitments, net (6)	7	—
Equity-indexed compensation expense (7)	10	—
Foreign currency revaluation (8)	(2)	—
Segment amounts attributable to noncontrolling interests (10)	(133)	—
Total other segment items	(101)	—

Segment Adjusted EBITDA	$576	$(11)

Investment and acquisition capital expenditures (11) (12)	$79	$—		$79
Maintenance capital expenditures (12)	$41	$2		$43

As of December 31, 2024
Investments in unconsolidated entities	$2,811	$—		$2,811

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Six Months Ended June 30, 2024
Revenues (1):
Product sales	$23,505	$84	$(5)	$23,584
Services	812	2	(2)	812
Total revenues	24,317	86	(7)	24,396

Significant segment expenses:
Purchases and related costs (1)	(22,484)	(66)	7	(22,543)
Field operating costs	(538)	(15)	—	(553)
Segment general and administrative expenses	(146)	(14)	—	(160)
Total significant segment expenses	(23,168)	(95)	7	(23,256)

Equity earnings in unconsolidated entities	201	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	37	—
Derivative activities and inventory valuation adjustments (4)	34	—
Long-term inventory costing adjustments (5)	(25)	—
Deficiencies under minimum volume commitments, net (6)	(5)	—
Equity-indexed compensation expense (7)	19	—
Foreign currency revaluation (8)	(19)	—
Segment amounts attributable to noncontrolling interests (10)	(261)	—
Total other segment items	(220)	—

Segment Adjusted EBITDA	$1,130	$(9)

Investment and acquisition capital expenditures (11) (12)	$261	$—		$261
Maintenance capital expenditures (12)	$87	$3		$90

As of December 31, 2024
Investments in unconsolidated entities	$2,811	$—		$2,811

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
(9)Primarily related to acquisitions completed during the first half of 2025. See Note 12 for information regarding these transactions.
(10)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.
(11)Investment capital and acquisition capital expenditures, including investments in unconsolidated entities.
(12)These amounts combined represent total capital expenditures.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Income from continuing operations, net of tax (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Segment Adjusted EBITDA	$570	$565	$1,125	$1,121
Total other segment items (1)	40	101	160	220
Depreciation and amortization	(235)	(226)	(466)	(449)
Losses on asset sales, net	(42)	(2)	(29)	(3)
Gain on investments in unconsolidated entities, net	—	—	31	—
Interest expense, net	(133)	(111)	(260)	(205)
Other income, net	31	23	57	18
Income from continuing operations before tax	231	350	618	702
Income tax expense from continuing operations	(4)	(52)	(11)	(63)
Income from continuing operations, net of tax	$227	$298	$607	$639

(1)See footnotes to the segment financial data tables above for a more detailed discussion of Other segment items.

Note 12— Acquisitions

Ironwood Midstream

Ironwood Midstream. On January 31, 2025, we acquired Ironwood Midstream Energy Partners II, LLC (“Ironwood Midstream”), which owns a gathering system in the Eagle Ford Basin, for approximately $481 million in cash from EnCap Flatrock Midstream. The Ironwood Midstream acquisition is accounted for in our Crude Oil segment. In January 2025, in a separate transaction, we also repurchased from EnCap Flatrock Midstream, a portion of our outstanding Series A preferred units. EnCap Flatrock Midstream is affiliated with EnCap Investments, L.P., an entity that is associated with a member of the board of directors of PAGP GP. See Note 7 for additional information.

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

Identifiable Assets Acquired and Liabilities Assumed:	Estimated Useful Lives (in years)	Recognized Amount
Property and equipment	3-30	$435
Intangible assets	16	27
Working capital and other assets and liabilities	N/A	19
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

The fair value of intangible asset is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 16 years. The value assigned to such intangible asset will be amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $1 million and $2 million during the three and six months ended June 30, 2025, respectively, and the future amortization expense for the remainder of 2025 through 2029 is estimated as follows (in millions):

Remainder of 2025	$2
2026	$5
2027	$4
2028	$3
2029	$3

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

Cheyenne Pipeline. In February 2025, through a non-monetary transaction, we acquired the remaining 50% interest in Cheyenne Pipeline LLC (“Cheyenne”) in exchange for the termination of certain obligations. The transaction resulted in a net gain of approximately $31 million, which represents the difference between the fair value of the entity and the historical book value of our investment. This gain is reflected in “Gain on investments in unconsolidated entities, net” on our Condensed Consolidated Statement of Operations. Prior to this transaction, our 50% interest in Cheyenne was accounted for as an equity method investment, reported in our Crude Oil segment.

Black Knight Midstream. During the second quarter of 2025, we acquired Black Knight Midstream, LLC (“Black Knight Midstream”), which owns a crude oil gathering business in the Permian Basin, for $59 million (approximately $38 million net to our 65% interest in the Permian JV), subject to certain adjustments. The Black Knight Midstream assets are accounted for in our Crude Oil segment.

BridgeTex Pipeline. In July 2025, we acquired an additional 20% interest in BridgeTex Pipeline Company, LLC (“BridgeTex”) for approximately $180 million. As a result of this transaction, we now own a 40% interest in BridgeTex and continue to account for our interest in BridgeTex, which is reported in our Crude Oil segment, as an equity method investment.

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

Our discussion and analysis includes the following:

•Executive Summary
•Results of Operations
•Liquidity and Capital Resources
•Recent Accounting Pronouncements
•Forward-Looking Statements

Executive Summary

Company Overview

Our business model integrates large-scale supply aggregation capabilities with the ownership and operation of critical midstream infrastructure systems that connect major producing regions to key demand centers and export terminals. As one of the largest crude oil midstream service providers in North America, we own an extensive network of pipeline transportation, terminalling, storage and gathering assets in key crude oil producing basins (including the Permian Basin) and transportation corridors and at major market hubs in the United States and Canada. Our assets and the services we provide are primarily focused on crude oil and, to a lesser extent, NGL.

Pending Sale of Canadian NGL Business

On June 17, 2025, we entered into a definitive SPA with Keyera, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of Plains Midstream Canada ULC, our wholly-owned subsidiary that owns substantially all of the Canadian NGL Business. This transaction supports our strategic objective to focus on our core midstream crude oil operations and to reduce exposure to commodity price fluctuations and seasonality. While we will divest the Canadian NGL Business as part of the sale, we will retain substantially all NGL assets in the United States and will also retain all crude oil assets in Canada. This transaction is expected to close in the first quarter of 2026, subject to the satisfaction or waiver of customary closing conditions, including receipt of regulatory approvals. We determined that in conjunction with entering into the SPA, the operations of the Canadian NGL Business meet the criteria for classification as held for sale and presentation as discontinued operations, as the sale will represent a strategic shift that will have a major effect on our operations and financial results. We have applied these changes retrospectively to all periods presented. See Note 1 and Note 2 to our Condensed Consolidated Financial Statements for additional information.

Unless otherwise indicated, the discussion below relates to our continuing operations and excludes amounts related to discontinued operations.

Overview of Operating Results

We recognized net income attributable to PAA of $653 million for the six months ended June 30, 2025 compared to net income attributable to PAA of $515 million for the first six months of 2024. See the “Results of Operations” section below for discussion of significant drivers of our results from continuing operations.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2025	2024	$	%	2025	2024	$	%
Product sales revenues	$10,197	$12,351	$(2,154)	(17)%	$21,243	$23,584	$(2,341)	(10)%
Services revenues	445	406	39	10%	876	812	64	8%
Purchases and related costs	(9,758)	(11,838)	2,080	18%	(20,277)	(22,543)	2,266	10%
Field operating costs	(286)	(280)	(6)	(2)%	(585)	(553)	(32)	(6)%
General and administrative expenses	(82)	(79)	(3)	(4)%	(168)	(160)	(8)	(5)%
Depreciation and amortization	(235)	(226)	(9)	(4)%	(466)	(449)	(17)	(4)%
Losses on asset sales, net	(42)	(2)	(40)	**	(29)	(3)	(26)	(867)%
Equity earnings in unconsolidated entities	94	106	(12)	(11)%	196	201	(5)	(2)%
Gain on investments in unconsolidated entities, net	—	—	—	N/A	31	—	31	N/A
Interest expense, net (1)	(133)	(111)	(22)	(20)%	(260)	(205)	(55)	(27)%
Other income, net (1)	31	23	8	35%	57	18	39	**
Income tax expense from continuing operations	(4)	(52)	48	92%	(11)	(63)	52	83%
Income from continuing operations, net of tax	227	298	(71)	(24)%	607	639	(32)	(5)%
Income from discontinued operations, net of tax (2)	70	32	38	119%	206	42	164	**
Net income	297	330	(33)	(10)%	813	681	132	19%
Net income attributable to noncontrolling interests	(87)	(80)	(7)	(9)%	(160)	(166)	6	4%
Net income attributable to PAA	$210	$250	$(40)	(16)%	$653	$515	$138	27%

Basic and diluted net income per common unit:
Continuing operations	$0.11	$0.21	$(0.10)	(48)%	$0.41	$0.49	$(0.08)	(16)%
Discontinued operations	0.10	0.05	0.05	100%	0.29	0.06	0.23	**
Basic and diluted net income per common unit	$0.21	$0.26	$(0.05)	(19)%	$0.70	$0.55	$0.15	27%
Basic and diluted weighted average common units outstanding	703	701	2	—%	704	701	3	—%

**    Indicates that variance as a percentage is not meaningful.
(1)“Interest expense, net” and “Other income, net” each include $23 million and $43 million for the three and six months ended June 30, 2025, respectively, and $15 million for the three and six months ended June 30, 2024 related to interest on promissory notes by and among us and certain Plains entities.
(2)See Note 2 to our Condensed Consolidated Financial Statements for a reconciliation of the line items comprising income from discontinued operations, net of tax.

Continuing Operations

The following discussion of our results of operations focuses on our continuing operations.

Revenues and Purchases

Fluctuations in our revenues and purchases and related costs are primarily associated with our merchant activities and are generally explained by changes in commodity prices and the impact of gains and losses related to derivative instruments used to manage our commodity price exposure. Because both product sales revenues and purchases and related costs are generally based off of the same pricing indices, the market price of the commodities will not necessarily have an impact on the absolute margins related to those sales and purchases.

A majority of our crude oil sales and purchases are indexed to the prompt month price of the NYMEX Light, Sweet crude oil futures contract (“NYMEX Price”). The following table presents the range of the NYMEX Price over the last two years (in dollars per barrel):

	NYMEX Price
	Low	High	Average
Three Months Ended June 30, 2025	$57	$75	$64
Three Months Ended June 30, 2024	$73	$87	$81

Six Months Ended June 30, 2025	$57	$80	$68
Six Months Ended June 30, 2024	$70	$87	$79

Product sales revenues (including the impact of derivative mark-to-market valuations) and purchases decreased for the three and six months ended June 30, 2025 compared to the same periods in 2024 primarily due to lower commodity prices in the 2025 periods, partially offset by higher crude oil sales volumes in the 2025 periods.

Services revenues for the three and six months ended June 30, 2025 increased compared to the same periods in 2024 primarily due to higher pipeline volumes and tariff escalations, as well as the impact of recently completed acquisitions.

See further discussion of our net revenues (defined as revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to transaction costs associated with our recent acquisitions.

Depreciation and Amortization

The increase in depreciation and amortization for the three and six months ended June 30, 2025 compared to the same periods in 2024 was largely driven by acquisitions.

Loss on Asset Sales, Net

In connection with the pending sale of the Canadian NGL Business, we entered into a deal-contingent forward currency instrument to hedge the currency exchange risk associated with the sale in CAD. The 2025 periods were impacted by the mark-to-market of this instrument. See Note 8 to our Condensed Consolidated Financial Statements for additional information regarding this instrument and our derivatives and hedging activities. See Note 1 to our Condensed Consolidated Financial Statements for additional information regarding the pending sale of the Canadian NGL Business.

Equity Earnings

See discussion of Equity earnings in unconsolidated entities in the “—Analysis of Operating Segments” section below.

Gain on Investments in Unconsolidated Entities, Net

We recognized a net gain of $31 million related to our acquisition of the remaining 50% interest in Cheyenne in the first quarter of 2025. See Note 12 to our Condensed Consolidated Financial Statements for additional information regarding this transaction.

Interest Expense, Net and Other Income, Net

For the three and six months ended June 30, 2025 and 2024, “Interest expense, net” and “Other income, net” each include interest expense and interest income associated with promissory notes payable and receivable by and among us and certain Plains entities. These amounts are excluded from our non-GAAP performance measures Adjusted EBITDA and Implied DCF. As such, the interest expense and interest income associated with these notes are presented on a net basis in the reconciliation of these metrics to Net Income. See the “—Non-GAAP Financial Measures” section below.

The following table summarizes the components impacting Interest expense, net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest expense on third-party borrowings (1)	$113	$98	$222	$194
Interest expense on related party promissory notes (2)	23	15	43	15
Capitalized interest	(3)	(2)	(5)	(4)
	$133	$111	$260	$205

(1)The increase in interest expense for the 2025 periods compared to the same periods in 2024 was primarily driven by the issuance of $1.0 billion, 5.95% senior notes in January 2025 and $650 million, 5.70% senior notes in June 2024, partially offset by the repayment of $750 million, 3.60% senior notes in November 2024. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding our senior notes.
(2)Represents interest expense associated with promissory notes by and among us and certain Plains entities, as described above.

The following table summarizes the components impacting Other income, net (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Interest income on related party promissory notes (1)	$23	$15	$43	$15
Other (2)	8	8	14	3
	$31	$23	$57	$18

(1)Represents interest income associated with promissory notes by and among us and certain Plains entities, as described above.
(2)Primarily includes interest income from other sources and gains and losses on foreign revaluation related to the impact from the change in the CAD to USD exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax Expense

The net favorable income tax variance for the three and six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to the impact of (i) lower income tax expense in 2025 associated with Canadian withholding tax on dividends from our Canadian entities to other Plains entities, partially offset by (ii) higher year-over-year income within our Canadian operations as impacted by fluctuations of derivative mark-to-market valuations.

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

Non-GAAP Financial Performance Measures

Adjusted EBITDA is defined as earnings from continuing operations and discontinued operations before (i) interest expense, (ii) income tax (expense)/benefit from continuing operations and discontinued operations, (iii) depreciation and amortization (including our proportionate share of depreciation and amortization, including write-downs related to cancelled projects and impairments, of unconsolidated entities) from continuing operations and discontinued operations, (iv) gains and losses on asset sales, asset impairments and other, net from continuing operations and discontinued operations, (v) gains on investments in unconsolidated entities, net and (vi) interest income on promissory notes by and among us and certain Plains entities, and (vii) adjusted for certain selected items impacting comparability. Adjusted EBITDA attributable to PAA excludes the portion of Adjusted EBITDA that is attributable to noncontrolling interests.

Management believes that the presentation of Adjusted EBITDA, Adjusted EBITDA attributable to PAA and Implied DCF provides useful information to investors regarding our performance and results of operations because these measures, when used to supplement related GAAP financial measures, (i) provide additional information about our operating performance and ability to fund distributions to our unitholders through cash generated by our operations, (ii) provide investors with the same financial analytical framework upon which management bases financial, operational, compensation and planning/budgeting decisions and (iii) present measures that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. These non-GAAP financial performance measures may exclude, for example, (i) charges for obligations that are expected to be settled with the issuance of equity instruments, (ii) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are either related to investing activities (such as the purchase of linefill) or purchases of long-term inventory, and inventory valuation adjustments, as applicable, (iii) long-term inventory costing adjustments, (iv) items that are not indicative of our operating results and/or (v) other items that we believe should be excluded in understanding our operating performance. These measures may further be adjusted to include amounts related to deficiencies associated with minimum volume commitments whereby we have billed the counterparties for their deficiency obligation and such amounts are recognized as deferred revenue in “Other current liabilities” in our Condensed Consolidated Financial Statements. We also adjust for amounts billed by our equity method investees related to deficiencies under minimum volume commitments. Such amounts are presented net of applicable amounts subsequently recognized into revenue. We have defined all such items as “selected items impacting comparability.” We do not necessarily consider all of our selected items impacting comparability to be non-recurring, infrequent or unusual, but we believe that an understanding of these selected items impacting comparability is material to the evaluation of our operating results and prospects.

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

Discontinued Operations. Management believes that the presentation of certain Non-GAAP financial measures, such as Adjusted EBITDA, Adjusted EBITDA attributable to PAA, Implied DCF, and certain Non-GAAP liquidity measures, such as Adjusted Free Cash Flow and Adjusted Free Cash Flow (Excluding Changes in Assets & Liabilities), on a consolidated basis (e.g., the aggregate of continuing operations and discontinued operations) provides more relevant and useful information regarding our performance and results of operations than presenting such metrics only on a continuing operations or discontinued operations basis. In addition, as the potential sale of the Canadian NGL Business is not anticipated to close until the first quarter of 2026, management continues to view the Canadian NGL Business as a component of our overall company performance and ability to fund distributions to our unitholders in the near term.

The following tables set forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA, Adjusted EBITDA attributable to PAA and Implied DCF to Net Income (in millions):

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2025	2024	$	%	2025	2024	$	%
Net income (1)	$297	$330	$(33)	(10)%	$813	$681	$132	19%
Interest expense, net of certain items (2)	110	96	14	15%	217	190	27	14%
Income tax expense from continuing operations	4	52	(48)	(92)%	11	63	(52)	(83)%
Income tax expense from discontinued operations (3)	26	10	16	160%	69	14	55	**
Depreciation and amortization from continuing operations	235	226	9	4%	466	449	17	4%
Depreciation and amortization from discontinued operations (3)	27	31	(4)	(13)%	57	62	(5)	(8)%
Losses on asset sales, net from continuing operations	42	2	40	**	29	3	26	**
(Gains)/losses on asset sales, net from discontinued operations (3)	13	(1)	14	**	13	(2)	15	**
Gain on investments in unconsolidated entities, net	—	—	—	N/A	(31)	—	(31)	N/A
Depreciation and amortization of unconsolidated entities (4)	20	17	3	18%	40	37	3	8%
Selected Items Impacting Comparability (1):
Derivative activities and inventory valuation adjustments	8	24	(16)	**	(27)	184	(211)	**
Long-term inventory costing adjustments	19	10	9	**	17	(24)	41	**
Deficiencies under minimum volume commitments, net	(9)	7	(16)	**	(16)	(5)	(11)	**
Equity-indexed compensation expense	8	10	(2)	**	18	19	(1)	**
Foreign currency revaluation	12	(3)	15	**	11	(24)	35	**
Transaction-related expenses	3	—	3	**	8	—	8	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (1) (5)	41	48	(7)	**	11	150	(139)	**
Foreign currency revaluation (6)	(3)	(4)	1	**	(2)	7	(9)	**
Selected Items Impacting Comparability - Adjusted EBITDA (1) (7)	38	44	(6)	**	9	157	(148)	**
Adjusted EBITDA (1) (7)	$812	$807	$5	1%	$1,693	$1,654	$39	2%
Adjusted EBITDA attributable to noncontrolling interests (8)	(140)	(133)	(7)	(5)%	(267)	(263)	(4)	(2)%
Adjusted EBITDA attributable to PAA (1)	$672	$674	$(2)	—%	$1,426	$1,391	$35	3%

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
	2025	2024	$	%	2025	2024	$	%

Adjusted EBITDA (1) (7) (9)	$812	$807	$5	1%	$1,693	$1,654	$39	2%
Interest expense, net of certain non-cash and other items (10)	(107)	(91)	(16)	(18)%	(211)	(180)	(31)	(17)%
Maintenance capital from continuing operations (11)	(44)	(43)	(1)	(2)%	(77)	(90)	13	14%
Maintenance capital from discontinued operations (11)	(20)	(18)	(2)	(11)%	(28)	(28)	—	—%
Investment capital of noncontrolling interests (12)	(33)	(17)	(16)	(94)%	(64)	(41)	(23)	(56)%
Current income tax expense from continuing operations	(1)	(52)	51	98%	(6)	(68)	62	91%
Current income tax expense from discontinued operations (3)	(14)	(17)	3	18%	(54)	(55)	1	2%
Distributions from unconsolidated entities in excess of/(less than) adjusted equity earnings (13)	22	(5)	27	**	19	7	12	**
Distributions to noncontrolling interests (14)	(97)	(97)	—	—%	(229)	(198)	(31)	(16)%
Implied DCF (1)	$518	$467	$51	11%	$1,043	$1,001	$42	4%
Preferred unit distributions (14)	(53)	(63)	10	16%	(117)	(127)	10	8%
Implied DCF Available to Common Unitholders (1)	$465	$404	$61	15%	$926	$874	$52	6%
Common unit cash distributions (14)	(267)	(223)			(535)	(445)
Implied DCF Excess (1) (15)	$198	$181			$391	$429

**    Indicates that variance as a percentage is not meaningful.
(1)Includes results from continuing operations and discontinued operations.
(2)Represents “Interest expense, net” as reported on our Condensed Consolidated Statements of Operations, net of interest income associated with promissory notes by and among us and certain Plains entities.
(3)See Note 2 to our Condensed Consolidated Financial Statements for additional information.
(4)We exclude our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects and impairments) of unconsolidated entities when reviewing Adjusted EBITDA, similar to our consolidated assets.
(5)For a more detailed discussion of these selected items impacting comparability, see the footnotes to the segment financial data tables in Note 11 to our Condensed Consolidated Financial Statements.
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
(7)“Other income, net” on our Condensed Consolidated Statements of Operations, excluding interest income associated with promissory notes by and among us and certain Plains entities, adjusted for selected items impacting comparability (“Adjusted other income, net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
(8)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.
(9)See the table above for a reconciliation from Net Income to Adjusted EBITDA.

(10)Amount excludes certain non-cash items impacting interest expense such as amortization of debt issuance costs and terminated interest rate swaps and is net of interest income associated with promissory notes by and among us and certain Plains entities.
(11)Maintenance capital expenditures are defined as capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets.
(12)Investment capital expenditures attributable to noncontrolling interests that reduce Implied DCF available to PAA common unitholders.
(13)Comprised of cash distributions received from unconsolidated entities less equity earnings in unconsolidated entities (adjusted for our proportionate share of depreciation and amortization, including write-downs related to cancelled projects, and selected items impacting comparability of unconsolidated entities).
(14)Cash distributions paid during the period presented.
(15)Excess DCF is retained to establish reserves for debt repayment, future distributions, common equity repurchases, capital expenditures and other partnership purposes.

Analysis of Operating Segments

We manage our operations through two operating segments: Crude Oil and NGL. Our CODM (our Chief Executive Officer) evaluates segment performance based on measures including Segment Adjusted EBITDA. See Note 11 to our Condensed Consolidated Financial Statements for our definition of Segment Adjusted EBITDA and a reconciliation of Segment Adjusted EBITDA to Income from Continuing Operations, Net of Tax. See Note 19 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for our definition of maintenance capital.

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

Our Crude Oil segment generates revenue through a combination of tariffs, pipeline capacity agreements and other transportation fees, month-to-month and multi-year storage and terminalling agreements and the sale of gathered and bulk-purchased crude oil. Tariffs and other fees on our pipeline systems are typically based on volumes transported and vary by receipt point and delivery point. Fees for our terminalling and storage services are based on capacity leases and throughput volumes. Generally, results from our merchant activities are impacted by (i) increases or decreases in our lease gathering crude oil purchases volumes and (ii) volatility in commodity price differentials, particularly grade and location differentials, as well as time spreads. The segment results also include the direct fixed and variable field costs of operating the crude oil assets, as well as an allocation of indirect operating and general and administrative costs.

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions)	2025	2024	$	%	2025	2024	$	%
Revenues	$10,622	$12,735	$(2,113)	(17)%	$22,061	$24,317	$(2,256)	(9)%
Purchases and related costs	(9,742)	(11,820)	2,078	18%	(20,231)	(22,484)	2,253	10%
Field operating costs	(279)	(272)	(7)	(3)%	(571)	(538)	(33)	(6)%
Segment general and administrative expenses (2)	(75)	(72)	(3)	(4)%	(155)	(146)	(9)	(6)%
Equity earnings in unconsolidated entities	94	106	(12)	(11)%	196	201	(5)	(2)%

Other segment items (3):
Depreciation and amortization of unconsolidated entities	20	17	3	**	40	37	3	**
Derivative activities and inventory valuation adjustments	52	(4)	56	**	28	34	(6)	**
Long-term inventory costing adjustments	17	4	13	**	18	(25)	43	**
Deficiencies under minimum volume commitments, net	(9)	7	(16)	**	(16)	(5)	(11)	**
Equity-indexed compensation expense	8	10	(2)	**	18	19	(1)	**
Foreign currency revaluation	9	(2)	11	**	9	(19)	28	**
Transaction-related expenses	3	—	3	**	8	—	8	**
Segment amounts attributable to noncontrolling interests	(140)	(133)	(7)	**	(265)	(261)	(4)	**
Segment Adjusted EBITDA	$580	$576	$4	1%	$1,140	$1,130	$10	1%

Maintenance capital expenditures	$43	$41	$2	5%	$74	$87	$(13)	(15)%

	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
Average Volumes	2025	2024	Volumes	%	2025	2024	Volumes	%
Crude oil pipeline tariff (by region) (4) (5)
Permian Basin	7,223	6,701	522	8%	7,047	6,565	482	7%
South Texas / Eagle Ford	542	395	147	37%	517	386	131	34%
Mid-Continent	537	530	7	1%	477	508	(31)	(6)%
Other	1,357	1,312	45	3%	1,333	1,310	23	2%
Total crude oil pipeline tariff	9,659	8,938	721	8%	9,374	8,769	605	7%

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

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA for the three and six months ended June 30, 2025 was in line with comparable results for the three and six months ended June 30, 2024. The benefit to the 2025 period from higher tariff volumes on our pipelines, tariff escalations and contributions from recently completed acquisitions was largely offset by fewer market-based opportunities and higher operating expenses.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the three and six months ended June 30, 2025 compared to the same periods in 2024.

Net Revenues and Equity Earnings. Our results were favorably impacted by (i) volume growth across our pipeline systems largely driven by increased production in the Permian Basin region, (ii) the benefit of tariff escalations and (iii) contributions from recently completed acquisitions in the Permian Basin and South Texas regions. These favorable impacts were partially offset by (iv) fewer market-based opportunities and (v) lower commodity prices, which resulted in lower revenues from pipeline loss allowance in the 2025 periods.

Field Operating Costs. For the three and six months ended June 30, 2025 compared to the same periods in 2024, we recognized higher expenses as a result of acquisitions and higher volumes. The six-month period was further impacted by higher expenses associated with (i) environmental remediation costs and (ii) property taxes.

Maintenance Capital

The decrease in maintenance capital spending for the six months ended June 30, 2025 compared to the same periods in 2024 was primarily due to lower costs resulting from timing of certain pipeline integrity activities.

NGL Segment

Our NGL segment operations involve NGL storage and terminalling from our four NGL assets located in the United States, namely our Bumstead, Shafter, San Pedro and Tampa facilities. Our NGL segment revenues are primarily derived from (i) providing storage and/or terminalling services at these facilities to third-party customers for a fee and (ii) the transport, storage and sale of specification NGL products. The segment results also include the direct fixed and variable field costs of operating our four NGL facilities, as well as an allocation of indirect operating costs and general and administrative expenses.

The following table sets forth our operating results from our NGL segment:

Operating Results (1)	Three Months Ended June 30,		Variance		Six Months Ended June 30,		Variance
(in millions)	2025	2024	$	%	2025	2024	$	%
Revenues	$26	$25	$1	4%	$67	$86	$(19)	(22)%
Purchases and related costs	(22)	(21)	(1)	(5)%	(55)	(66)	11	17%
Field operating costs (2)	(7)	(8)	1	13%	(14)	(15)	1	7%
Segment general and administrative expenses (2) (3)	(7)	(7)	—	—%	(13)	(14)	1	7%
Segment Adjusted EBITDA	$(10)	$(11)	$1	9%	$(15)	$(9)	$(6)	(67)%

Maintenance capital expenditures	$1	$2	$(1)	(50)%	$3	$3	$—	—%

**    Indicates that variance as a percentage is not meaningful.
(1)Revenues and costs and expenses include intersegment amounts.
(2)Field operating costs and segment general and administrative expenses include certain costs that are part of the overhead of continuing operations.
(3)Segment general and administrative expenses reflect direct costs attributable to each segment and an allocation of other expenses to the segments. The proportional allocations by segment require judgment by management and are based on the business activities that exist during each period.

Segment Adjusted EBITDA

The Segment Adjusted EBITDA loss for all periods presented is largely driven by costs that are part of the overhead of our NGL activities and are included in continuing operations as they are not related to contracts or arrangements that will be included in the sale of the Canadian NGL Business. These costs include information technology, insurance and other shared services costs.

The decrease in NGL Segment Adjusted EBITDA for the six months ended June 30, 2025 compared to the same period in 2024 primarily resulted from lower net revenues as a result of weaker butane basis in the 2025 period.

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

As of June 30, 2025, we had a working capital surplus of $9 million and approximately $2.7 billion of liquidity available to meet our ongoing operating, investing and financing needs (subject to continued covenant compliance) as noted below (in millions):

As of June 30, 2025
Availability under senior unsecured revolving credit facility (1) (2)	$1,350
Availability under senior secured hedged inventory facility (1) (2)	1,312
Amounts outstanding under commercial paper program	(462)
Subtotal	2,200
Cash and cash equivalents	459
Total	$2,659

(1)Represents availability prior to giving effect to borrowings outstanding under our commercial paper program, which reduce available capacity under our credit facilities.
(2)Available capacity under our senior unsecured revolving credit facility and senior secured hedged inventory facility was reduced by outstanding letters of credit issued under these facilities of less than $1 million and $38 million, respectively.

Usage of our credit facilities, and, in turn, our commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for our revolving credit facilities (which impact our ability to access our commercial paper program because they provide the financial backstop that supports our short-term credit ratings) and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions in our credit agreements, our ability to make distributions of available cash is not restricted. We were in compliance with the covenants contained in our credit agreements and indentures as of June 30, 2025.

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

The following table sets forth the reconciliation of the non-GAAP financial liquidity measures Adjusted Free Cash Flow and Adjusted Free Cash Flow after Distributions from Net Cash Provided by Operating Activities (in millions):

	Six Months Ended June 30,
	2025	2024
Net cash provided by operating activities (1)	$1,333	$1,072
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow:
Net cash used in investing activities (1) (2)	(1,423)	(418)
Cash contributions from noncontrolling interests	29	24
Cash distributions paid to noncontrolling interests (3)	(229)	(198)
Proceeds from the issuance of related party notes (2)	330	—
Adjusted Free Cash Flow (1) (4)	$40	$480
Cash distributions (4)	(652)	(572)
Adjusted Free Cash Flow after Distributions (1) (5)	$(612)	$(92)

(1)Includes results from continuing operations and discontinued operations for all periods presented.
(2)Certain Plains entities have issued promissory notes by and among such entities to facilitate financing. “Proceeds from the issuance of related party notes” has an equal and offsetting cash outflow associated with our investment in related party notes, which is included as a component of “Net cash used in investing activities.” See Note 9 to our Condensed Consolidated Financial Statements for additional information on our related party notes.
(3)Cash distributions paid during the period presented.
(4)Cash distributions paid to our preferred and common unitholders during the period presented.
(5)Excess Adjusted Free Cash Flow after Distributions is retained to establish reserves for future distributions, capital expenditures, debt reduction and other partnership purposes. Adjusted Free Cash Flow after Distributions shortages, if any, may be funded from previously established reserves, cash on hand or from borrowings under our credit facilities or commercial paper program.

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2024 Annual Report on Form 10-K.

Net cash provided by operating activities from continuing operations for the first six months of 2025 and 2024 was $1.032 billion and $992 million, respectively, and primarily resulted from earnings from our operations.

Investing Activities

Capital Expenditures

In addition to our operating needs, we also use cash for our investment capital projects, maintenance capital activities and acquisition activities. We fund these expenditures with cash generated by operating activities, financing activities and/or proceeds from asset sales. The following table summarizes our investment, maintenance and acquisition capital expenditures related to continuing operations and discontinued operations (in millions):

	Six Months Ended June 30,
Capital Expenditures (1)	2025	2024
Investment capital (2) (3) (4)	$348	$185
Maintenance capital (2) (4)	105	118
Acquisition capital (3) (5)	722	113
	$1,175	$416

(1)Capital expenditures related to discontinued operations are included in the amounts in the table above and were $68 million and $28 million for investment and maintenance capital for the six months ended June 30, 2025, respectively. Capital expenditures for investment and maintenance capital related to discontinued operations were $37 million and $28 million for the six months ended June 30, 2024, respectively. There was no acquisition capital related to discontinued operations for any period presented.
(2)Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as “Investment capital.” Capital expenditures made to replace and/or refurbish partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as “Maintenance capital.”
(3)Contributions to unconsolidated entities, accounted for under the equity method of accounting, that are related to investment capital projects by such entities are recognized in “Investment capital.” Acquisitions of initial investments or additional interests in unconsolidated entities are included in “Acquisition capital.”
(4)Investment capital and maintenance capital, excluding expenditures attributable to noncontrolling interests, was approximately $283 million and $97 million, respectively, for the six months ended June 30, 2025, and approximately $144 million and $109 million, respectively, for the six months ended June 30, 2024.
(5)Acquisition capital, net to our 65% interest in the Permian JV, was approximately $651 million and $113 million for the six months ended June 30, 2025 and 2024, respectively. Acquisition capital for the 2025 period primarily included the acquisitions of (i) Ironwood Midstream, (ii) Medallion Midstream by the Permian JV, (iii) the remaining 50% interest in Cheyenne Pipeline LLC through a non-cash transaction, and (iv) Black Knight Midstream. See Note 12 to our Condensed Consolidated Financial Statements for additional information. Acquisition capital for the 2024 period primarily included the acquisition of an additional ownership interest in an equity method investee.

2025 Investment and Maintenance Capital. Total investment capital for the year ending December 31, 2025 is projected to be approximately $580 million ($475 million net to our interest), which includes approximately $110 million related to discontinued operations. Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2025 is projected to be approximately $250 million ($230 million net to our interest), which includes approximately $70 million related to discontinued operations.

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

Related Party Promissory Notes

In February 2025, promissory notes with a face value of CAD$473 million (approximately $330 million) were issued by and among us and certain Plains entities. The cash outflow associated with our investment in promissory notes issued by PAGP to us has an equal and offsetting cash inflow associated with proceeds from the issuance by our consolidated subsidiary of promissory notes to PAGP for the same face value amount, which is included as a component of financing activities. See Note 9 to our Condensed Consolidated Financial Statements for additional information on our related party notes.

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

Borrowings and Repayments Under Credit Agreements

During the six months ended June 30, 2025, we had net borrowings under our commercial paper program of $69 million. The net borrowings resulted primarily from borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

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

Senior Notes

In January 2025, we completed the offering of $1.0 billion, 5.95% senior notes due June 2035 at a public offering price of 99.761%. Interest payments are due on June 15 and December 15 of each year, commencing on June 15, 2025. We used the net proceeds from this offering of approximately $988 million, after deducting the underwriting discount and offering expenses, to (i) fund the acquisitions completed during the six months ended June 30, 2025, (ii) fund the repurchase of approximately 12.7 million Series A preferred units in January 2025 and (iii) repay outstanding borrowings under our credit facilities and commercial paper program and for general partnership purposes.

Common Equity Repurchase Program

We repurchased 0.5 million common units under the Common Equity Repurchase Program (the “Program”) through open market purchases that settled during the six months ended June 30, 2025, for a total purchase price of $8 million, including commissions and fees. The repurchased common units were canceled immediately upon acquisition, as were the PAGP Class C shares held by us associated with the repurchased common units. There were no repurchases under the Program during the six months ended June 30, 2024. At June 30, 2025, the remaining available capacity under the Program was $190 million. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding the Program.

Registration Statements

We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of debt or equity securities (“Traditional Shelf”), under which we had approximately $1.1 billion of unsold securities available at June 30, 2025. We did not conduct any offerings under our Traditional Shelf during the six months ended June 30, 2025. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. The offering of $1.0 billion, 5.95% senior notes in January 2025 was conducted under our WKSI Shelf.

Series A Preferred Unit Repurchase

On January 31, 2025, we repurchased approximately 12.7 million units, or 18%, of our outstanding Series A preferred units at the issue price of $26.25 per unit for a purchase price of approximately $333 million, plus accrued and unpaid distributions through January 30, 2025 of approximately $10 million. We used a portion of the net proceeds from our January 2025 senior notes offering to fund this repurchase. See Note 7 to our Condensed Consolidated Financial Statements for more information regarding our Series A preferred units.

Distributions to Our Unitholders

Series A preferred unitholders. On August 14, 2025, we will pay a quarterly cash distribution of approximately $0.615 per unit to Series A preferred unitholders of record at the close of business on July 31, 2025 for the period from April 1, 2025 through June 30, 2025.

Series B preferred unitholders. On August 15, 2025, we will pay a quarterly cash distribution of approximately $22.23 per unit to Series B preferred unitholders of record at the close of business on August 1, 2025 for the period from May 15, 2025 through August 14, 2025.

Common Unitholders. On August 14, 2025, we will pay a quarterly cash distribution of $0.38 per common unit ($1.52 per unit on an annualized basis) to common unitholders of record at the close of business on July 31, 2025 for the period from April 1, 2025 through June 30, 2025.

See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first six months of 2025, including distributions to our preferred unitholders.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of June 30, 2025, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in the Permian JV, (ii) a 30% interest in Cactus II and (iii) a 33% interest in Red River. See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the six months ended June 30, 2025.

Related Party Promissory Notes

In February 2025, promissory notes with a face value of CAD$473 million (approximately $330 million) were issued by and among us and certain Plains entities. The cash inflow associated with proceeds from the issuance by our consolidated subsidiary of promissory notes to PAGP has an equal and offsetting cash outflow associated with our investment in promissory notes issued by PAGP to us for the same face value amount, which is included as a component of investing activities. See Note 9 to our Condensed Consolidated Financial Statements for additional information on our related party notes.

Contingencies

For a discussion of contingencies that may impact us, see Note 10 to our Condensed Consolidated Financial Statements.

Commitments

Purchase Obligations. In the ordinary course of doing business, we purchase crude oil from third parties under contracts, the majority of which range in term from thirty-day evergreen to five years, with a limited number of contracts with remaining terms extending up to 10 years. We establish a margin for these purchases by entering into various types of physical and financial sale and exchange transactions through which we seek to maintain a position that is substantially balanced between purchases on the one hand and sales and future delivery obligations on the other. We do not expect to use a significant amount of internal capital to meet these obligations, as the obligations will be funded by corresponding sales to entities that we deem creditworthy or who have provided credit support we consider adequate.

The following table includes our best estimate of the amount and timing of these payments as of June 30, 2025 (in millions):

	Remainder of 2025	2026	2027	2028	2029	2030 and Thereafter	Total
Crude oil and other purchases (1)	$12,298	$20,019	$18,048	$15,599	$14,441	$31,236	$111,641

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during June 2025. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At June 30, 2025 and December 31, 2024, we had outstanding letters of credit of approximately $81 million and $90 million, respectively.

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
•the availability of, and our ability to consummate, acquisitions, divestitures (including the pending divestiture of our Canadian NGL Business), joint ventures or other strategic opportunities and realize benefits therefrom;
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

•Power

We utilize power derivatives to hedge anticipated operational requirements related to our crude oil pipelines. We manage these exposures with various instruments including futures, swaps and options.

See Note 8 to our Condensed Consolidated Financial Statements for further discussion regarding our hedging strategies and objectives.

The fair value of our commodity derivatives and the change in fair value as of June 30, 2025 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$15	$7	$(6)
Power	(6)	$2	$(2)
Total fair value	$9

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

Interest Rate Risk

Debt. Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding at June 30, 2025, approximately $462 million, was subject to interest rate resets that generally occur within one week or less. The average interest rate on variable rate debt that was outstanding during the six months ended June 30, 2025 was approximately 4.7%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $33 million as of June 30, 2025. A 10% increase in the forward SOFR curve as of June 30, 2025 would have resulted in an increase of $24 million to the fair value of our interest rate derivatives. A 10% decrease in the forward SOFR curve as of June 30, 2025 would have resulted in a decrease of $24 million to the fair value of our interest rate derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Series B Preferred Units. Distributions on the Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. Distributions on the Series B preferred units accumulate based on the applicable three-month SOFR, plus certain adjustments. Based upon the Series B preferred units outstanding at June 30, 2025 and the liquidation preference of $1,000 per unit, a change of 100 basis points in interest rates would increase or decrease the annual distributions on the Series B preferred units by approximately $8 million. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding our Series B preferred unit distributions.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. The fair value of our foreign currency derivatives was a liability of $49 million as of June 30, 2025. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in an increase of $334 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in a decrease of $334 million to the fair value of our foreign currency derivatives. See Note 8 to our Condensed Consolidated Financial Statements for additional information regarding our currency exchange rate risk hedging.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of June 30, 2025, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

In addition to the information concerning our DCP, we are required to disclose certain changes in internal control over financial reporting. There have been no changes in our internal control over financial reporting during the second quarter of 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

The following table summarizes our equity repurchase activity during the second quarter of 2025:

	Total Number of Common Units Purchased	Average Price Paid per Common Unit (1)	Total Number of Common Unit Purchases as Part of Publicly Announced Program	Approximate Dollar Value of Common Unit that May Yet be Purchased under the Program (2)
April 1, 2025 - April 30, 2025	476,695	$15.74	476,695	$190,043,261

(1)     Average price paid per common unit includes costs associated with the repurchases.
(2)     In November 2020, the board of directors of PAA GP Holdings LLC approved a $500 million common equity repurchase program (the “Program”), which authorizes the repurchase from time to time of up to $500 million of our common units and/or PAGP Class A shares via open market purchases or negotiated transactions conducted in accordance with applicable regulatory requirements. No time limit has been set for completion of the Program, and the Program may be suspended or discontinued at any time. The Program does not obligate us or PAGP to acquire a particular number of common units or PAGP Class A shares. Any common units or Class A shares that are repurchased will be canceled. No PAGP Class A shares were repurchased during the periods presented. The common units repurchased under the Program during the periods presented were cancelled immediately upon acquisition.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6.   EXHIBITS

Exhibit No.		Description

2.1 †*	—
Share Purchase Agreement dated as of June 17, 2025 by and between Plains Midstream Luxembourg S.A.R.L. and Keyera Corp. (portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K).

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

†    Filed herewith.
††    Furnished herewith.
*     Certain information has been omitted from this exhibit as such omitted information is both (i) not material and (ii) the type of information that the registrant treats as private or confidential.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PLAINS ALL AMERICAN PIPELINE, L.P.

	By:	PAA GP LLC,
its general partner

	By:	Plains AAP, L.P.,
its sole member

	By:	Plains All American GP LLC,
its general partner

	By:	/s/ Willie Chiang
Willie Chiang,
Chief Executive Officer and President of Plains All American GP LLC
(Principal Executive Officer)

August 8, 2025

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

August 8, 2025

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

August 8, 2025