Form 10-Q
period 2025-09-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2025-11-07
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of October 31, 2025, there were 705,497,770 Common Units outstanding.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	September 30, 2025	December 31, 2024
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,180	$348
Trade accounts receivable and other receivables, net	3,623	3,679
Inventory	184	261
Current assets of discontinued operations (Note 2)	434	415
Other current assets	162	99
Total current assets	5,583	4,802

PROPERTY AND EQUIPMENT	19,678	18,528
Accumulated depreciation	(5,535)	(5,082)
Property and equipment, net	14,143	13,446

OTHER ASSETS
Investments in unconsolidated entities	2,873	2,811
Intangible assets, net	1,570	1,677
Linefill	933	904
Long-term operating lease right-of-use assets, net	184	189
Long-term inventory	227	242
Long-term assets of discontinued operations (Note 2)	2,479	2,349
Other long-term assets, net	109	142
Total assets	$28,101	$26,562

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$3,584	$3,647
Short-term debt	1,010	407
Current liabilities of discontinued operations (Note 2)	283	350
Other current liabilities	488	546
Total current liabilities	5,365	4,950

LONG-TERM LIABILITIES
Senior notes, net	8,371	7,141
Other long-term debt, net	68	70
Long-term operating lease liabilities	188	192
Long-term liabilities of discontinued operations (Note 2)	597	576
Other long-term liabilities and deferred credits	523	537
Total long-term liabilities	9,747	8,516

COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS’ CAPITAL
Series A preferred unitholders (58,411,908 and 71,090,468 units outstanding, respectively)	1,247	1,514
Series B preferred unitholders (800,000 and 800,000 units outstanding, respectively)	787	787
Common unitholders (705,497,770 and 703,770,300 units outstanding, respectively)	7,729	7,512
Total partners’ capital excluding noncontrolling interests	9,763	9,813
Noncontrolling interests	3,226	3,283
Total partners’ capital	12,989	13,096
Total liabilities and partners’ capital	$28,101	$26,562
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
REVENUES
Product sales revenues	$11,150	$12,021	$32,389	$35,606
Services revenues	428	435	1,309	1,248
Total revenues	11,578	12,456	33,698	36,854
COSTS AND EXPENSES
Purchases and related costs	10,585	11,540	30,862	34,086
Field operating costs	288	408	873	962
General and administrative expenses	83	86	251	246
Depreciation and amortization	230	226	696	675
(Gains)/losses on asset sales, net	(92)	—	(64)	2
Total costs and expenses	11,094	12,260	32,618	35,971
OPERATING INCOME	484	196	1,080	883
OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	96	97	292	298
Gain on investments in unconsolidated entities, net	—	—	31	—
Interest expense (net of capitalized interest of $4, $2, $9 and $7, respectively)	(135)	(113)	(395)	(318)
Other income, net	14	26	70	45
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	459	206	1,078	908
Current income tax expense from continuing operations	(5)	(4)	(11)	(72)
Deferred income tax (expense)/benefit from continuing operations	(1)	(4)	(6)	1
INCOME FROM CONTINUING OPERATIONS, NET OF TAX	453	198	1,061	837
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX (NOTE 2)	76	114	281	156
NET INCOME	529	312	1,342	993
Net income attributable to noncontrolling interests	(88)	(92)	(249)	(257)
NET INCOME ATTRIBUTABLE TO PAA	$441	$220	$1,093	$736

NET INCOME PER COMMON UNIT (NOTE 4):
Net income allocated to common unitholders — Basic and Diluted:
Continuing operations	$311	$43	$599	$384
Discontinued operations	76	114	281	156
Net income allocated to common unitholders — Basic and Diluted	$387	$157	$880	$540

Basic and diluted weighted average common units outstanding	704	702	704	702

Basic and diluted net income per common unit:
Continuing operations	$0.44	$0.06	$0.85	$0.55
Discontinued operations	$0.11	$0.16	$0.40	$0.22
Basic and diluted net income per common unit	$0.55	$0.22	$1.25	$0.77

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(unaudited)		(unaudited)
Net income	$529	$312	$1,342	$993
Other comprehensive income/(loss)	(51)	36	142	(68)
Comprehensive income	478	348	1,484	925
Comprehensive income attributable to noncontrolling interests	(88)	(92)	(249)	(257)
Comprehensive income attributable to PAA	$390	$256	$1,235	$668

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2024	$(44)	$(1,039)	$—	$(1,083)

Reclassification adjustments	4	—	—	4
Unrealized gain on hedges	9	—	—	9
Currency translation adjustments	—	127	—	127
Other	—	—	2	2
Total period activity	13	127	2	142
Balance at September 30, 2025	$(31)	$(912)	$2	$(941)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2023	$(81)	$(755)	$—	$(836)

Reclassification adjustments	6	—	—	6
Unrealized gain on hedges	9	—	—	9
Currency translation adjustments	—	(84)	—	(84)
Other	—	—	1	1
Total period activity	15	(84)	1	(68)
Balance at September 30, 2024	$(66)	$(839)	$1	$(904)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2025	2024
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,342	$993
Reconciliation of net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(281)	(156)
Depreciation and amortization	696	675
(Gains)/losses on asset sales, net	(64)	2
Deferred income tax expense/(benefit)	6	(1)
(Gain)/loss on foreign currency revaluation	19	(12)
Settlement of terminated interest rate hedging instruments (Note 8)	7	57
Equity earnings in unconsolidated entities	(292)	(298)
Distributions on earnings from unconsolidated entities	369	383
Gain on investments in unconsolidated entities, net (Note 12)	(31)	—
Other	47	52
Changes in assets and liabilities, net of acquisitions	18	(98)
Cash provided by operating activities - continuing operations	1,836	1,597
Cash provided by operating activities - discontinued operations	314	166
Net cash provided by operating activities	2,150	1,763
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(865)	(144)
Investments in unconsolidated entities	—	(4)
Additions to property, equipment and other	(495)	(342)
Cash paid for purchases of linefill	(17)	(21)
Proceeds from sales of assets	27	6
Investments in related party notes (Note 9)	(330)	(629)
Other investing activities	—	3
Cash used in investing activities - continuing operations	(1,680)	(1,131)
Cash used in investing activities - discontinued operations	(151)	(109)
Net cash used in investing activities	(1,831)	(1,240)
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under commercial paper program (Note 6)	(393)	(433)
Proceeds from the issuance of senior notes (Note 6)	2,246	650
Proceeds from the issuance of related party notes (Note 9)	330	629
Repurchase of common units	(8)	—
Repurchase of Series A preferred units (Note 7)	(333)	—
Distributions paid to Series A preferred unitholders (Note 7)	(118)	(131)
Distributions paid to Series B preferred unitholders (Note 7)	(53)	(59)
Distributions paid to common unitholders (Note 7)	(802)	(668)
Distributions paid to noncontrolling interests (Note 7)	(339)	(310)
Contributions from noncontrolling interests	34	40
Other financing activities	(64)	(48)
Net cash provided by/(used in) financing activities	500	(330)
Effect of translation adjustment - continuing operations	13	(7)
Effect of translation adjustment - discontinued operations	—	4
Net increase in cash and cash equivalents and restricted cash	832	190
Cash and cash equivalents and restricted cash, beginning of period	348	450
Cash and cash equivalents and restricted cash, end of period	$1,180	$640
Cash paid for:
Interest, net of amounts capitalized	$382	$269
Income taxes, net of amounts refunded	$80	$236
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2024	$1,514	$787	$7,512	$9,813	$3,283	$13,096
Net income	110	53	930	1,093	249	1,342
Distributions (Note 7)	(110)	(53)	(802)	(965)	(339)	(1,304)
Other comprehensive income	—	—	142	142	—	142
Repurchase of Series A preferred units (Note 7)	(270)	—	(43)	(313)	—	(313)
Repurchase of common units	—	—	(8)	(8)	—	(8)
Contributions from noncontrolling interests	—	—	—	—	34	34
Other	3	—	(2)	1	(1)	—
Balance at September 30, 2025	$1,247	$787	$7,729	$9,763	$3,226	$12,989

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at June 30, 2025	$1,246	$787	$7,673	$9,706	$3,243	$12,949
Net income	36	18	387	441	88	529
Distributions (Note 7)	(36)	(18)	(267)	(321)	(110)	(431)
Other comprehensive loss	—	—	(51)	(51)	—	(51)
Contributions from noncontrolling interests	—	—	—	—	5	5
Other	1	—	(13)	(12)	—	(12)
Balance at September 30, 2025	$1,247	$787	$7,729	$9,763	$3,226	$12,989

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(continued)
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2023	$1,509	$787	$8,126	$10,422	$3,310	$13,732
Net income	131	59	546	736	257	993
Distributions	(131)	(59)	(668)	(858)	(310)	(1,168)
Other comprehensive loss	—	—	(68)	(68)	—	(68)
Contributions from noncontrolling interests	—	—	—	—	40	40
Other	4	—	(1)	3	—	3
Balance at September 30, 2024	$1,513	$787	$7,935	$10,235	$3,297	$13,532

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at June 30, 2024	$1,512	$787	$7,977	$10,276	$3,302	$13,578
Net income	44	19	157	220	92	312
Distributions	(44)	(19)	(223)	(286)	(113)	(399)
Other comprehensive income	—	—	36	36	—	36
Contributions from noncontrolling interests	—	—	—	—	16	16
Other	1	—	(12)	(11)	—	(11)
Balance at September 30, 2024	$1,513	$787	$7,935	$10,235	$3,297	$13,532
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

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of September 30, 2025, AAP also owned a limited partner interest in us through its ownership of approximately 233.0 million of our common units (approximately 31% of our total outstanding common units and Series A preferred units combined). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at September 30, 2025, owned an approximate 85% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

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

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2024 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAA and all of its wholly owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2024 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2025 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications had no impact on net income or total partners’ capital.

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

We determined that in conjunction with entering into the SPA, the operations of the Canadian NGL Business meet the criteria for classification as held for sale and for discontinued operations reporting, as the sale will represent a strategic shift that will have a major effect on our operations and financial results. Accordingly, the assets and liabilities of the Canadian NGL Business have been classified as held for sale, and the balance sheet, results of operations and cash flows of the Canadian NGL Business have been presented as discontinued operations in our condensed consolidated financial statements. Unless otherwise indicated, the disclosures included within the accompanying notes to the condensed consolidated financial statements relate to our continuing operations and exclude amounts related to discontinued operations. These changes have been applied retrospectively to all periods presented. Discontinued operations are not presented separately within our Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Changes in Accumulated Other Comprehensive Income/(Loss) or the Condensed Consolidated Statements of Changes in Partners’ Capital. See Note 2 for additional information regarding discontinued operations. All significant intercompany balances and transactions between the Canadian NGL Business and our continuing operations have been eliminated.

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

In connection with and contingent upon closing of the pending sale, we and Keyera entered into an agreement for certain hedging arrangements and payments relating to the differential between the price of natural gas and the extracted NGL commodities (“Frac Spread”) for a twelve-month period commencing the first month after the closing date. As a result of this arrangement, we will guarantee a minimum Frac Spread margin on certain volumes. The recognition of an asset or liability will be dependent upon the terms of the specific contracts transferred as part of the sale of the Canadian NGL Business and the market conditions at that time the sale closes. We do not expect any liability we might recognize as a result of this agreement to have a material adverse effect on our consolidated financial condition, results of operations or cash flows; for example, if the sale closed during the first quarter of 2026, based on existing contracts to be transferred and current market conditions as of September 30, 2025, we would recognize a liability of approximately $45 million.

Subsequent Events

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Recent Accounting Pronouncements, Disclosure Rules and Other Legislation

Except as discussed in our 2024 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2025 that are of significance or potential significance to us.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2— Discontinued Operations

The operations of the Canadian NGL Business meet the criteria for classification as held for sale and for discontinued operations reporting. The Canadian NGL Business disposal group is recorded at its historical carrying value, as the fair value of the disposal group, less estimated costs to sell, is greater than the carrying value of the Canadian NGL Business disposal group. Depreciation and amortization on the long-lived assets of the Canadian NGL Business disposal group ceased upon meeting the criteria to be classified as assets held for sale. See Note 1 for information regarding the pending sale of the Canadian NGL Business.

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations (in millions):

	September 30, 2025	December 31, 2024
Assets:
Current assets:
Trade accounts receivable and other receivables, net	$165	$222
Inventory	223	178
Other current assets	46	15
Total current assets of discontinued operations	$434	$415

Long-term assets:
Property and equipment, net (1)	$2,125	$1,978
Linefill	69	64
Long-term operating lease right-of-use assets, net	134	143
Long-term inventory	38	38
Other long-term assets, net	113	126
Total long-term assets of discontinued operations	$2,479	$2,349

Liabilities:
Current liabilities:
Trade accounts payable	$193	$234
Other current liabilities	90	116
Total current liabilities of discontinued operations	$283	$350

Long-term liabilities:
Long-term operating lease liabilities	$101	$121
Other long-term liabilities and deferred credits	496	455
Total long-term liabilities of discontinued operations	$597	$576

(1)Amounts are net of accumulated depreciation of $866 million and $794 million as of September 30, 2025 and December 31, 2024, respectively.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the line items comprising pretax income from discontinued operations to income from discontinued operations, net of tax (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
Product sales	$139	$261	$818	$715
Services	37	26	102	102
Total revenues	176	287	920	817
Cost and Expenses:
Purchases and related costs	(7)	17	245	247
Field operating costs	68	75	190	229
General and administrative expenses	10	12	36	41
Depreciation and amortization	—	31	57	94
(Gains)/losses on asset sales, net	2	1	15	(1)
Total costs and expenses	73	136	543	610
Income from discontinued operations before tax	103	151	377	207
Current income tax expense	(7)	(16)	(61)	(71)
Deferred income tax (expense)/benefit	(20)	(21)	(35)	20
Income from discontinued operations, net of tax	$76	$114	$281	$156

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

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Crude Oil segment revenues from contracts with customers
Sales	$11,116	$12,046	$32,351	$35,560
Transportation	337	321	990	915
Terminalling, Storage and Other	84	100	258	286
Total Crude Oil segment revenues from contracts with customers	$11,537	$12,467	$33,599	$36,761

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
NGL segment revenues from contracts with customers
Sales	$22	$19	$88	$101
Terminalling, Storage and Other	2	1	4	5
Total NGL segment revenues from contracts with customers	$24	$20	$92	$106

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three Months Ended September 30, 2025	Crude Oil	NGL	Total
Revenues from contracts with customers	$11,537	$24	$11,561
Other revenues	22	—	22
Total revenues of reportable segments	$11,559	$24	$11,583
Intersegment revenues elimination			(5)
Total revenues			$11,578

Three Months Ended September 30, 2024	Crude Oil	NGL	Total
Revenues from contracts with customers	$12,467	$20	$12,487
Other revenues	(23)	—	(23)
Total revenues of reportable segments	$12,444	$20	$12,464
Intersegment revenues elimination			(8)
Total revenues			$12,456

Nine Months Ended September 30, 2025	Crude Oil	NGL	Total
Revenues from contracts with customers	$33,599	$92	$33,691
Other revenues	21	—	21
Total revenues of reportable segments	$33,620	$92	$33,712
Intersegment revenues elimination			(14)
Total revenues			$33,698

Nine Months Ended September 30, 2024	Crude Oil	NGL	Total
Revenues from contracts with customers	$36,761	$106	$36,867
Total revenues of reportable segments	$36,761	$106	$36,867
Intersegment revenues elimination			(13)
Total revenues			$36,854

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

Counterparty Deficiencies	Financial Statement Classification	September 30, 2025	December 31, 2024
Billed and collected	Other current liabilities	$57	$83

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2024	$87
Amounts recognized as revenue	(40)
Additions	19
Balance at September 30, 2025	$66

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of September 30, 2025 (in millions):

	Remainder of 2025	2026	2027	2028	2029	2030 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$79	$286	$243	$205	$106	$425
Terminalling, storage and other agreement revenues	59	232	203	148	105	492
Total	$138	$518	$446	$353	$211	$917

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

Trade Accounts Receivable and Other Receivables, Net

At September 30, 2025 and December 31, 2024, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total trade accounts receivable and other receivables, net as presented on our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2025	December 31, 2024
Trade accounts receivable arising from revenues from contracts with customers	$3,835	$3,922
Other trade accounts receivable and other receivables (1)	7,839	7,339
Impact due to contractual rights of offset with counterparties	(8,051)	(7,582)
Trade accounts receivable and other receivables, net	$3,623	$3,679

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

The diluted weighted average number of common units is computed based on the weighted average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units and (ii) our equity-indexed compensation plan awards. See Note 11 and Note 17 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for a discussion of our Series A preferred units and equity-indexed compensation plan awards. When applying the if-converted method prescribed by FASB guidance, on a weighted-average basis, for the three and nine months ended September 30, 2025, the possible conversion of approximately 58 million and 60 million Series A preferred units, respectively, and for each of the three and nine months ended September 30, 2024, the possible conversion of approximately 71 million Series A preferred units were excluded from the calculation of diluted net income per common unit as the effect was antidilutive. Our equity-indexed compensation plan awards that contemplate the issuance of common units are considered potentially dilutive unless (i) they become vested only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. Equity-indexed compensation plan awards that are deemed to be dilutive during the period are reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income per common unit (in millions, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and Diluted Net Income per Common Unit
Continuing Operations:
Income from continuing operations, net of tax	$453	$198	$1,061	$837
Net income attributable to noncontrolling interests	(88)	(92)	(249)	(257)
Net income from continuing operations attributable to PAA	365	106	812	580
Distributions to Series A preferred unitholders	(36)	(44)	(110)	(131)
Distributions to Series B preferred unitholders	(18)	(19)	(53)	(59)
Amounts allocated to participating securities	(1)	(1)	(10)	(9)
Impact from repurchase of Series A preferred units (1)	—	—	(43)	—
Other	1	1	3	3
Net income from continuing operations allocated to common unitholders - Basic and Diluted (2)	$311	$43	$599	$384

Discontinued Operations:
Net income from discontinued operations allocated to common unitholders - Basic and Diluted (3)	$76	$114	$281	$156

Net income allocated to common unitholders — Basic and Diluted	$387	$157	$880	$540

Basic and diluted weighted average common units outstanding	704	702	704	702

Basic and diluted net income per common unit:
Continuing operations	$0.44	$0.06	$0.85	$0.55
Discontinued operations	0.11	0.16	0.40	0.22
Basic and diluted net income per common unit	$0.55	$0.22	$1.25	$0.77

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	September 30, 2025				December 31, 2024
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	2,021	barrels	$122	$60.37	3,321	barrels	$221	$66.55
NGL	1,035	barrels	51	$49.28	603	barrels	26	$43.12
Other	N/A		11	N/A	N/A		14	N/A
Inventory subtotal			184				261

Linefill
Crude oil	15,762	barrels	932	$59.13	15,463	barrels	903	$58.40
NGL	32	barrels	1	$31.25	32	barrels	1	$31.25
Linefill subtotal			933				904

Long-term inventory
Crude oil	3,640	barrels	226	$62.09	3,413	barrels	238	$69.73
NGL	26	barrels	1	$38.46	90	barrels	4	$44.44
Long-term inventory subtotal			227				242

Total			$1,344				$1,407

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Debt

Debt consisted of the following (in millions):

	September 30, 2025	December 31, 2024
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 4.6% (1)	$—	$393
Senior notes:
4.65% senior notes due October 2025 (2)	1,000	—
Other	10	14
Total short-term debt	1,010	407

LONG-TERM DEBT
Senior notes, net of unamortized discounts and debt issuance costs of $62 and $42, respectively (2)	8,371	7,141
Other	68	70
Total long-term debt	8,439	7,211
Total debt (3)	$9,449	$7,618

(1)We classified these commercial paper notes as short-term as of December 31, 2024, as these notes were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged inventory and NYMEX and ICE margin deposits.
(2)As of December 31, 2024, we classified our $1.0 billion, 4.65% senior notes due October 2025 as long-term based on our ability and intent to refinance the notes on a long-term basis at that time. We redeemed these senior notes on October 3, 2025.
(3)Our fixed-rate senior notes had a face value of approximately $9.4 billion and $7.2 billion as of September 30, 2025 and December 31, 2024, respectively. We estimated the aggregate fair value of these notes as of September 30, 2025 and December 31, 2024 to be approximately $9.2 billion and $6.7 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under our commercial paper program approximates fair value as interest rates reflect current market rates. The fair value estimates for our senior notes and commercial paper program are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Senior Notes

In January 2025, we completed the offering of $1.0 billion, 5.95% senior notes due June 2035 at a public offering price of 99.761%. Interest payments are due on June 15 and December 15 of each year, commencing on June 15, 2025.

In September 2025, we completed the offering of $700 million, 4.70% senior notes due January 2031 and $550 million, 5.60% senior notes due January 2036 at a public offering price of 99.865% and 99.798%, respectively. Interest payments on these notes are due on January 15 and July 15 of each year, commencing on January 15, 2026.

Borrowings and Repayments

Total borrowings under our commercial paper program for the nine months ended September 30, 2025 and 2024 were approximately $38.7 billion and $20.7 billion, respectively. Total repayments under our commercial paper program were approximately $39.1 billion and $21.1 billion for the nine months ended September 30, 2025 and 2024, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At September 30, 2025 and December 31, 2024, we had outstanding letters of credit of $70 million and $90 million, respectively.

Note 7—Partners’ Capital and Distributions

Units Outstanding

The following tables present the activity for our preferred and common units:

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2024	71,090,468	800,000	703,770,300
Repurchase of Series A preferred units	(12,678,560)	—	—
Issuances of common units under equity-indexed compensation plans	—	—	5,650
Outstanding at March 31, 2025	58,411,908	800,000	703,775,950
Repurchase and cancellation of common units under the Common Equity Repurchase Program	—	—	(476,695)
Issuances of common units under equity-indexed compensation plans	—	—	5,197
Outstanding at June 30, 2025	58,411,908	800,000	703,304,452
Issuances of common units under equity-indexed compensation plans	—	—	2,193,318
Outstanding at September 30, 2025	58,411,908	800,000	705,497,770

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2023	71,090,468	800,000	701,008,749
Issuances of common units under equity-indexed compensation plans	—	—	62,282
Outstanding at March 31, 2024	71,090,468	800,000	701,071,031
Issuances of common units under equity-indexed compensation plans	—	—	10,268
Outstanding at June 30, 2024	71,090,468	800,000	701,081,299
Issuances of common units under equity-indexed compensation plans	—	—	2,587,760
Outstanding at September 30, 2024	71,090,468	800,000	703,669,059

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions

Series A Preferred Unit Distributions. Distributions on the Series A preferred units accumulate and are payable quarterly within 45 days following the end of each quarter. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding Series A preferred unit distributions. The following table details distributions to our Series A preferred unitholders paid during or pertaining to the first nine months of 2025 (in millions, except per unit data):

			Series A Preferred Unitholders
Distribution Payment Date	Record Date (1)	Distribution Period	Cash Distribution	Distribution per Unit
November 14, 2025 (2)	October 31, 2025	July 1, 2025 through September 30, 2025	$36	$0.615
August 14, 2025	July 31, 2025	April 1, 2025 through June 30, 2025	$36	$0.615
May 15, 2025	May 1, 2025	January 1, 2025 through March 31, 2025	$36	$0.615
February 14, 2025	January 31, 2025	October 1, 2024 through December 31, 2024	$36	$0.615

(1)Payable to unitholders of record at the close of business on the applicable Record Date.
(2)At September 30, 2025, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

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

			Series B Preferred Unitholders
Distribution Payment Date	Record Date (1)	Distribution Period	Cash Distribution	Distribution per Unit
November 17, 2025 (2)	November 3, 2025	August 15, 2025 through November 14, 2025	$18	$21.93
August 15, 2025	August 1, 2025	May 15, 2025 through August 14, 2025	$18	$22.23
May 15, 2025	May 1, 2025	February 15, 2025 through May 14, 2025	$17	$21.49
February 18, 2025	February 3, 2025	November 15, 2024 through February 14, 2025	$18	$22.73

(1)Payable to unitholders of record at the close of business on the applicable Record Date.
(2)At September 30, 2025, approximately $9 million of accrued distributions payable to our Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Common Unit Distributions. The following table details distributions to our common unitholders paid during or pertaining to the first nine months of 2025 (in millions, except per unit data):

			Distributions			Distribution per Common Unit
Distribution Payment Date	Record Date (1)	Distribution Period	Common Unitholders		Total Cash Distribution
			Public	AAP
November 14, 2025	October 31, 2025	July 1, 2025 through September 30, 2025	$180	$88	$268	$0.38
August 14, 2025	July 31, 2025	April 1, 2025 through June 30, 2025	$179	$88	$267	$0.38
May 15, 2025	May 1, 2025	January 1, 2025 through March 31, 2025	$179	$88	$267	$0.38
February 14, 2025	January 31, 2025	October 1, 2024 through December 31, 2024	$179	$88	$267	$0.38

(1)Payable to unitholders of record at the close of business on the applicable Record Date.

Noncontrolling Interests in Subsidiaries

As of September 30, 2025, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in Plains Oryx Permian Basin LLC (the “Permian JV”), (ii) a 30% interest in Cactus II Pipeline LLC (“Cactus II”) and (iii) a 33% interest in Red River Pipeline Company LLC (“Red River”).

Distributions to Noncontrolling Interests

The following table details distributions paid to noncontrolling interests during the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Permian JV	$85	$87	$268	$235
Cactus II	21	20	59	56
Red River	4	6	12	19
	$110	$113	$339	$310

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

At September 30, 2025 and December 31, 2024, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and, in certain circumstances, to optimize profits. As of September 30, 2025, net derivative positions related to these activities included:

•A net long position of 9.4 million barrels associated with our crude oil purchases, which will be unwound ratably through December 2025 to match monthly average pricing.
•A net short time spread position of 2.1 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through April 2026.
•A net crude oil basis spread position of 2.5 million barrels at multiple locations through December 2026. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 5.7 million barrels through December 2029 related to anticipated net sales of crude oil inventory.
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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Product sales revenues	$13	$(36)	$(29)	$(64)
Field operating costs	—	(4)	3	(9)
Net gain/(loss) from commodity derivative activity	$13	$(40)	$(26)	$(73)

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

	September 30, 2025	December 31, 2024
Initial margin	$45	$16
Variation margin posted/(returned)	(8)	15
Letters of credit	(1)	(9)
Net broker receivable	$36	$22

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

	September 30, 2025				December 31, 2024
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$14	$(14)	$36	$36	$25	$(24)	$22	$23
Other long-term assets, net	1	—	—	1	—	—	—	—
Derivative Liabilities
Other current liabilities	—	—	—	—	(5)	5	—	—
Other long-term liabilities and deferred credits	4	(9)	—	(5)	2	(6)	—	(4)
Total	$19	$(23)	$36	$32	$22	$(25)	$22	$19

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes the terms of our outstanding interest rate derivatives as of September 30, 2025 (notional amounts in millions):

Hedged Transaction	Number and Types of Derivatives Employed	Notional Amount	Expected Termination Date	Average Rate Locked	Accounting Treatment
Anticipated interest payments	8 forward starting swaps (30-year)	$200	6/15/2026	3.09%	Cash flow hedge

During the three months ended September 30, 2025, we terminated $200 million of notional hedging instruments for proceeds of $7 million, which was recorded in AOCI. As of September 30, 2025, there was a net loss of $31 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2056 as the underlying hedged transactions impact earnings. A portion of these amounts is based on market prices as of September 30, 2025; thus, actual amounts to be reclassified will differ and could vary materially as a result of changes in market conditions.

The following table summarizes the net unrealized gain/(loss) recognized in AOCI for derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest rate derivatives, net	$4	$(9)	$9	$9

At September 30, 2025, the net fair value of our interest rate hedges, which was included in “Other current assets” on our Condensed Consolidated Balance Sheet, totaled $29 million. At December 31, 2024, the net fair value of our interest rate hedges, which was included in “Other long-term assets, net” on our Condensed Consolidated Balance Sheet, totaled $27 million.

Currency Exchange Rate Risk Hedging

In connection with the pending sale of the Canadian NGL Business, we entered into a forward currency instrument (CAD$4.5 billion notional amount) to hedge currency exchange risk. The instrument is contingent upon the sale occurring and will settle at closing. The cost of the deal-contingent structure is embedded in the hedge rate. As of September 30, 2025, the sale of the Canadian NGL Business is probable and the fair value of the instrument is a $41 million asset, presented in “Other current assets” on our Condensed Consolidated Balance Sheet. For the three and nine months ended September 30, 2025, we recognized the gains of $90 million and $41 million, respectively, which was included in “(Gains)/losses on asset sales, net” on our Condensed Consolidated Statements of Operations. As of September 30, 2025, for the periods covered by the instrument, the average fixed USD to CAD rate of the instrument is $1.37 and the average forward USD to CAD rate is $1.38. See Note 1 for additional information regarding the pending sale of the Canadian NGL Business.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of September 30, 2025		Fair Value as of December 31, 2024
Recurring Fair Value Measures (1)	Level 2	Total	Level 1	Level 2	Total
Commodity derivatives	$(4)	$(4)	$11	$(14)	$(3)
Interest rate derivatives	29	29	—	27	27
Foreign currency derivatives	41	41	—	—	—
Total net derivative asset/(liability)	$66	$66	$11	$13	$24

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

Accrued and unpaid interest receivable/payable was $7 million and $27 million as of September 30, 2025 and December 31, 2024, respectively. Interest income/expense on the related party notes totaled $23 million and $65 million for the three and nine months ended September 30, 2025, respectively, and $16 million and $31 million for the three and nine months ended September 30, 2024, respectively.

As of September 30, 2025 and December 31, 2024, our outstanding related party notes receivable and related party notes payable balances were as follows (in millions):

	September 30, 2025	December 31, 2024
Related party notes receivable (1)	$1,321	$948
Related party notes payable (1)	$1,321	$948

(1)We have elected to present our related party notes with the same counterparty on a net basis on our Condensed Consolidated Balance Sheet because there is a legal right to offset and we intend to offset with the counterparty.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transactions with Other Related Parties

During the three and nine months ended September 30, 2025 and 2024, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues from related parties	$12	$12	$35	$34

Purchases and related costs from related parties	$89	$103	$285	$296

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2025	December 31, 2024
Trade accounts receivable and other receivables, net from related parties (1)	$55	$40

Trade accounts payable to related parties (1) (2)	$72	$66

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

Our estimated undiscounted reserves for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) were reflected on our Condensed Consolidated Balance Sheets as follows (in millions):

	September 30, 2025	December 31, 2024
Other current liabilities	$15	$11
Other long-term liabilities and deferred credits	73	69
Total	$88	$80

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015 we experienced a release of crude oil from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. Effective as of September 30, 2025, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $870 million, which includes actual emergency response and clean-up costs, natural resource damage assessments, fines and penalties incurred, certain third-party claims settlements, and estimated costs associated with our remaining Line 901 lawsuits and claims as described below, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third-party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated. Accordingly, our assumptions and estimates may turn out to be inaccurate and our total costs could turn out to be materially higher; therefore, we can provide no assurance that we will not have to accrue significant additional costs in the future with respect to the Line 901 incident.

During the nine months ended September 30, 2025, we did not recognize any costs related to the Line 901 incident. During the nine months ended September 30, 2024, we recognized costs, net of amounts probable of recovery from insurance (as applicable) of $120 million. As of September 30, 2025 and December 31, 2024, we had a remaining undiscounted gross liability of approximately $3 million and $5 million, respectively, related to the Line 901 incident, which aggregate amounts are reflected in “Current liabilities” on our Condensed Consolidated Balance Sheet.

We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. To date, we have collected approximately $275 million of the $500 million available under our 2015 insurance program. We have submitted insurance claims seeking reimbursement for additional legal fees and settlements relating to the Line 901 incident. Such claims, in the aggregate, exceed the $215 million of insurance coverage remaining under the 2015 program. Since we lack certainty at this time as to if or when these claims will be reimbursed by the carriers, we have elected not to accrue for a receivable in connection with these claims. As such, with respect to the Line 901 incident, we do not have any amounts recorded as receivables that are recognized on our Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024.

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

L48 Pipeline Release. In March of 2025, our subsidiary, Pacific Pipeline System LLC, experienced a crude oil release of approximately 125 barrels on a segment of the Line 48 pipeline in Carson, California. Clean-up and remediation activities were conducted in cooperation with applicable state and federal regulatory agencies. An investigation by the California Office of the State Fire Marshall is not complete. To date no charges, fines or penalties have been assessed against us with respect to this release; however, it is possible that charges, fines or penalties may be assessed against us in the future. We provided notification to our applicable insurance carriers and intend to pursue reimbursement of any costs incurred in excess of our $10 million self-insured retention. We estimate that the aggregate cost to clean-up and remediate the site will be approximately $20 million. Through September 30, 2025, we incurred $12 million in connection with clean-up and remediation activities.

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

Louisiana Coastal Erosion Lawsuit. Various coastal parishes, the State of Louisiana and some of its departments have filed lawsuits in Louisiana against a number of energy companies seeking damages for coastal erosion in connection with oil and gas operations in Louisiana. One of our subsidiaries has been named in such a lawsuit filed by The Louisiana Department of Wildlife and Fisheries (“LADWF”). LADWF filed a lawsuit in the 24th Judicial District Court of Jefferson Parish, Louisiana on October 30, 2023 against our subsidiary, Plains Pipeline, L.P., Chevron Pipe Line Company, BP Oil Pipeline Company and Arrowhead Gulf Coast Pipeline, LLC (collectively, “Defendants”), as the former and current parties to certain pipeline right of way agreements (“ROWs”) in the vicinity of the Elmer Island Wildlife Refuge. LADWF alleges that the Defendants breached the terms of the ROWs by failing to prevent erosion and seeks restoration of the Wildlife Refuge or alternatively monetary compensatory damages including restoration costs, legal fees and disgorgement of profits derived from the alleged trespass. Our subsidiary owned and operated a pipeline in the vicinity of the refuge from 2006 through 2016. In October 2025, the court limited the time period for which LADWF may pursue damages to the period of its ownership of the subject property, which began in 2014. We believe the claims in the lawsuit lack merit and intend to vigorously defend this lawsuit in coordination with the other Defendants.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain financial data from continuing operations for each segment (in millions):

	Crude Oil	NGL	Intersegment Elimination	Total
Three Months Ended September 30, 2025
Revenues (1):
Product sales	$11,132	$22	$(4)	$11,150
Services	427	2	(1)	428
Total revenues	11,559	24	(5)	11,578

Significant segment expenses:
Purchases and related costs (1)	(10,572)	(18)	5	(10,585)
Field operating costs	(281)	(7)	—	(288)
Segment general and administrative expenses	(74)	(9)	—	(83)
Total significant segment expenses	(10,927)	(34)	5	(10,956)

Equity earnings in unconsolidated entities	96	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	21	—
Derivative activities and inventory valuation adjustments (4)	(30)	—
Long-term inventory costing adjustments (5)	10	—
Deficiencies under minimum volume commitments, net (6)	(6)	—
Equity-indexed compensation expense (7)	10	—
Foreign currency revaluation (8)	(3)	—
Segment amounts attributable to noncontrolling interests (10)	(137)	—
Total other segment items	(135)	—

Segment Adjusted EBITDA	$593	$(10)

Investment and acquisition capital expenditures (11) (12)	$305	$—		$305
Maintenance capital expenditures (12)	$36	$—		$36

As of September 30, 2025
Investments in unconsolidated entities	$2,873	$—		$2,873

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Nine Months Ended September 30, 2025
Revenues (1):
Product sales	$32,313	$88	$(12)	$32,389
Services	1,307	4	(2)	1,309
Total revenues	33,620	92	(14)	33,698

Significant segment expenses:
Purchases and related costs (1)	(30,802)	(74)	14	(30,862)
Field operating costs	(853)	(20)	—	(873)
Segment general and administrative expenses	(229)	(22)	—	(251)
Total significant segment expenses	(31,884)	(116)	14	(31,986)

Equity earnings in unconsolidated entities	292	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	62	—
Derivative activities and inventory valuation adjustments (4)	(2)	—
Long-term inventory costing adjustments (5)	27	—
Deficiencies under minimum volume commitments, net (6)	(21)	—
Equity-indexed compensation expense (7)	28	—
Foreign currency revaluation (8)	6	—
Transaction-related expenses (9)	7	—
Segment amounts attributable to noncontrolling interests (10)	(402)	—
Total other segment items	(295)	—

Segment Adjusted EBITDA	$1,733	$(24)

Investment and acquisition capital expenditures (11) (12)	$1,308	$—		$1,308
Maintenance capital expenditures (12)	$110	$2		$112

As of September 30, 2025
Investments in unconsolidated entities	$2,873	$—		$2,873

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Three Months Ended September 30, 2024
Revenues (1):
Product sales	$12,009	$19	$(7)	$12,021
Services	435	1	(1)	435
Total revenues	12,444	20	(8)	12,456

Significant segment expenses:
Purchases and related costs (1)	(11,529)	(19)	8	(11,540)
Field operating costs	(400)	(8)	—	(408)
Segment general and administrative expenses	(78)	(8)	—	(86)
Total significant segment expenses	(12,007)	(35)	8	(12,034)

Equity earnings in unconsolidated entities	97	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	22	—
Derivative activities and inventory valuation adjustments (4)	(13)	—
Long-term inventory costing adjustments (5)	34	—
Deficiencies under minimum volume commitments, net (6)	15	—
Equity-indexed compensation expense (7)	9	—
Foreign currency revaluation (8)	2	—
Line 901 incident (13)	120	—
Segment amounts attributable to noncontrolling interests (10)	(146)	—
Total other segment items	43	—

Segment Adjusted EBITDA	$577	$(15)

Investment and acquisition capital expenditures (11) (12)	$106	$—		$106
Maintenance capital expenditures (12)	$48	$2		$50

As of December 31, 2024
Investments in unconsolidated entities	$2,811	$—		$2,811

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Nine Months Ended September 30, 2024
Revenues (1):
Product sales	$35,515	$103	$(12)	$35,606
Services	1,246	3	(1)	1,248
Total revenues	36,761	106	(13)	36,854

Significant segment expenses:
Purchases and related costs (1)	(34,014)	(85)	13	(34,086)
Field operating costs	(938)	(24)	—	(962)
Segment general and administrative expenses	(223)	(23)	—	(246)
Total significant segment expenses	(35,175)	(132)	13	(35,294)

Equity earnings in unconsolidated entities	298	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	59	—
Derivative activities and inventory valuation adjustments (4)	20	—
Long-term inventory costing adjustments (5)	10	—
Deficiencies under minimum volume commitments, net (6)	10	—
Equity-indexed compensation expense (7)	28	—
Foreign currency revaluation (8)	(18)	—
Line 901 incident (13)	120	—
Segment amounts attributable to noncontrolling interests (10)	(406)	—
Total other segment items	(177)	—

Segment Adjusted EBITDA	$1,707	$(26)

Investment and acquisition capital expenditures (11) (12)	$367	$—		$367
Maintenance capital expenditures (12)	$135	$5		$140

As of December 31, 2024
Investments in unconsolidated entities	$2,811	$—		$2,811

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
(9)Primarily related to acquisitions completed during the first nine months of 2025. See Note 12 for information regarding these transactions.
(10)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.
(11)Investment capital and acquisition capital expenditures, including investments in unconsolidated entities.
(12)These amounts combined represent total capital expenditures.
(13)Includes costs recognized during the period related to the Line 901 incident that occurred in May 2015, net of amounts we believe are probable of recovery from insurance. See Note 10 for additional information regarding the Line 901 incident.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Income from continuing operations, net of tax (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Segment Adjusted EBITDA	$583	$562	$1,709	$1,681
Total other segment items (1)	135	(43)	295	177
Depreciation and amortization	(230)	(226)	(696)	(675)
(Gains)/losses on asset sales, net	92	—	64	(2)
Gain on investments in unconsolidated entities, net	—	—	31	—
Interest expense, net	(135)	(113)	(395)	(318)
Other income, net	14	26	70	45
Income from continuing operations before tax	459	206	1,078	908
Income tax expense from continuing operations	(6)	(8)	(17)	(71)
Income from continuing operations, net of tax	$453	$198	$1,061	$837

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

The fair value of intangible asset is comprised of customer relationships that will be amortized over their useful lives, which have a remaining weighted average life of approximately 16 years. The value assigned to such intangible asset will be amortized to earnings under the declining balance method of amortization. Amortization expense was approximately $1 million and $3 million during the three and nine months ended September 30, 2025, respectively, and the future amortization expense for the remainder of 2025 through 2029 is estimated as follows (in millions):

Remainder of 2025	$1
2026	$5
2027	$4
2028	$3
2029	$3

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

EPIC Pipeline. On October 31, 2025, we purchased an aggregate 55% equity interest in EPIC Crude Holdings, LP (“EPIC Crude Holdings”), which owns the EPIC Crude Oil Pipeline (“EPIC Pipeline”), from subsidiaries of Diamondback Energy, Inc. and Kinetik Holdings Inc., for approximately $1.57 billion, subject to certain adjustments and inclusive of approximately $600 million of debt assumed. We also agreed to a potential earnout payment of $193 million contingent upon the formal sanctioning before the end of 2027 of one or more expansions of EPIC Pipeline that in the aggregate will increase the capacity of the pipeline to at least 900,000 barrels per day. In a separate transaction, effective November 1, 2025, we acquired the remaining 45% equity interest in EPIC Crude Holdings from a portfolio company of Ares Private Equity funds for approximately $1.33 billion, subject to certain adjustments and inclusive of approximately $500 million of debt assumed. We also agreed to a potential earnout payment to the seller of up to $157 million depending on the timing and amount of incremental expansion capacity up to 300,000 barrels per day in excess of 650,000 barrels per day that is formally sanctioned before the end of 2028.

Subsequent to these two transactions (collectively, the “EPIC acquisition”), we now own 100% of EPIC Crude Holdings and are the operator of record for the EPIC Pipeline, which provides long-haul crude oil takeaway from the Permian and Eagle Ford basins to the Gulf Coast market at Corpus Christi. We believe this acquisition is highly synergistic and strategic to our existing footprint. The EPIC acquisition will be accounted for in our Crude Oil segment.

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

Pending Sale of Canadian NGL Business

On June 17, 2025, we entered into a definitive SPA with Keyera, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of Plains Midstream Canada ULC, our wholly-owned subsidiary that owns substantially all of the Canadian NGL Business. This transaction supports our strategic objective to focus on our core midstream crude oil operations and to reduce exposure to commodity price fluctuations and seasonality. While we will divest the Canadian NGL Business as part of the sale, we will retain substantially all NGL assets in the United States and will also retain all crude oil assets in Canada. This transaction is expected to close in the first quarter of 2026, subject to the satisfaction or waiver of customary closing conditions, including receipt of regulatory approvals. We determined that in conjunction with entering into the SPA, the operations of the Canadian NGL Business meet the criteria for classification as held for sale and for discontinued operations reporting, as the sale will represent a strategic shift that will have a major effect on our operations and financial results. We have applied these changes retrospectively to all periods presented. See Note 1 and Note 2 to our Condensed Consolidated Financial Statements for additional information.

Unless otherwise indicated, the discussion below relates to our continuing operations and excludes amounts related to discontinued operations.

Overview of Operating Results

We recognized net income attributable to PAA of $1.093 billion for the nine months ended September 30, 2025 compared to net income attributable to PAA of $736 million for the first nine months of 2024. See the “Results of Operations” section below for discussion of significant drivers of our results from continuing operations.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2025	2024	$	%	2025	2024	$	%
Product sales revenues	$11,150	$12,021	$(871)	(7)%	$32,389	$35,606	$(3,217)	(9)%
Services revenues	428	435	(7)	(2)%	1,309	1,248	61	5%
Purchases and related costs	(10,585)	(11,540)	955	8%	(30,862)	(34,086)	3,224	9%
Field operating costs	(288)	(408)	120	29%	(873)	(962)	89	9%
General and administrative expenses	(83)	(86)	3	3%	(251)	(246)	(5)	(2)%
Depreciation and amortization	(230)	(226)	(4)	(2)%	(696)	(675)	(21)	(3)%
Gains/(losses) on asset sales, net	92	—	92	N/A	64	(2)	66	**
Equity earnings in unconsolidated entities	96	97	(1)	(1)%	292	298	(6)	(2)%
Gain on investments in unconsolidated entities, net	—	—	—	N/A	31	—	31	N/A
Interest expense, net (1)	(135)	(113)	(22)	(19)%	(395)	(318)	(77)	(24)%
Other income, net (1)	14	26	(12)	(46)%	70	45	25	56%
Income tax expense from continuing operations	(6)	(8)	2	25%	(17)	(71)	54	76%
Income from continuing operations, net of tax	453	198	255	129%	1,061	837	224	27%
Income from discontinued operations, net of tax (2)	76	114	(38)	(33)%	281	156	125	80%
Net income	529	312	217	70%	1,342	993	349	35%
Net income attributable to noncontrolling interests	(88)	(92)	4	4%	(249)	(257)	8	3%
Net income attributable to PAA	$441	$220	$221	100%	$1,093	$736	$357	49%

Basic and diluted net income per common unit:
Continuing operations	$0.44	$0.06	$0.38	**	$0.85	$0.55	$0.30	55%
Discontinued operations	0.11	0.16	(0.05)	(31)%	0.40	0.22	0.18	82%
Basic and diluted net income per common unit	$0.55	$0.22	$0.33	150%	$1.25	$0.77	$0.48	62%
Basic and diluted weighted average common units outstanding	704	702	2	—%	704	702	2	—%

**    Indicates that variance as a percentage is not meaningful.
(1)“Interest expense, net” and “Other income, net” each include $23 million and $65 million for the three and nine months ended September 30, 2025, respectively, and $16 million and $31 million for the three and nine months ended September 30, 2024, respectively, related to interest on promissory notes by and among us and certain Plains entities.
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

A majority of our crude oil sales and purchases are indexed to the prompt month price of the NYMEX Light, Sweet crude oil futures contract (“NYMEX Price”). The following table presents the range of the NYMEX Price over the last two years (in dollars per barrel):

	NYMEX Price
	Low	High	Average
Three Months Ended September 30, 2025	$62	$70	$65
Three Months Ended September 30, 2024	$66	$84	$75

Nine Months Ended September 30, 2025	$57	$80	$67
Nine Months Ended September 30, 2024	$66	$87	$78

Product sales revenues (including the impact of derivative mark-to-market valuations) and purchases decreased for the three and nine months ended September 30, 2025 compared to the same periods in 2024 primarily due to lower commodity prices in the 2025 periods, partially offset by higher crude oil sales volumes in the 2025 periods.

Services revenues for the nine months ended September 30, 2025 increased compared to the same period in 2024 primarily due to higher pipeline volumes and tariff escalations, as well as the impact of recently completed acquisitions, partially offset by the impact from lower commodity prices in the 2025 period.

See further discussion of our net revenues (defined as revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The increase in general and administrative expenses for the nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to transaction costs associated with our recent acquisitions, partially offset by lower information systems costs due to the completion of certain systems conversion and integration work, which was also the primarily driver of the decrease in general and administrative expenses for the comparative three-month period.

Depreciation and Amortization

The increase in depreciation and amortization for the nine months ended September 30, 2025 compared to the same periods in 2024 was largely driven by acquisitions.

Gains/Losses on Asset Sales, Net

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

Interest Expense, Net and Other Income, Net

For the three and nine months ended September 30, 2025 and 2024, “Interest expense, net” and “Other income, net” each include interest expense and interest income associated with promissory notes payable and receivable by and among us and certain Plains entities. These amounts are excluded from our non-GAAP performance measures Adjusted EBITDA and Implied DCF. As such, the interest expense and interest income associated with these notes are presented on a net basis in the reconciliation of these metrics to Net Income. See the “—Non-GAAP Financial Measures” section below.

The following table summarizes the components impacting Interest expense, net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest expense on third-party borrowings (1)	$116	$99	$339	$294
Interest expense on related party promissory notes (2)	23	16	65	31
Capitalized interest	(4)	(2)	(9)	(7)
	$135	$113	$395	$318

(1)The increase in interest expense for the three-month 2025 period compared to the same period in 2024 was primarily driven by the issuances of (i) $1.0 billion, 5.95% senior notes in January 2025 and (ii) $700 million, 4.70% senior notes and $550 million, 5.60% senior notes in September 2025, partially offset by the repayment of (iii) $750 million, 3.60% senior notes in November 2024. The increase for the nine-month comparative period was further impacted by the issuance of $650 million, 5.70% senior notes in June 2024. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding our senior notes.
(2)Represents interest expense associated with promissory notes by and among us and certain Plains entities, as described above.

The following table summarizes the components impacting Other income, net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Interest income on related party promissory notes (1)	$23	$16	$65	$31
Other (2)	(9)	10	5	14
	$14	$26	$70	$45

(1)Represents interest income associated with promissory notes by and among us and certain Plains entities, as described above.
(2)Primarily includes interest income from other sources and gains and losses on foreign revaluation related to the impact from the change in the CAD to USD exchange rate on the portion of our intercompany net investment that is not long-term in nature.

Income Tax Expense

The net favorable income tax variance for the nine months ended September 30, 2025 compared to the same period in 2024 was primarily due to the impact of (i) lower income tax expense in 2025 associated with Canadian withholding tax on dividends from our Canadian entities to other Plains entities, partially offset by (ii) higher year-over-year income within our Canadian operations as impacted by fluctuations of derivative mark-to-market valuations.

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

Discontinued Operations. Management believes that the presentation of certain Non-GAAP financial performance measures, such as Adjusted EBITDA, Adjusted EBITDA attributable to PAA, Implied DCF, and certain Non-GAAP financial liquidity measures, such as Adjusted Free Cash Flow and Adjusted Free Cash Flow (Excluding Changes in Assets & Liabilities), on a consolidated basis (e.g., the aggregate of continuing operations and discontinued operations) provides more relevant and useful information regarding our performance and results of operations than presenting such metrics only on a continuing operations or discontinued operations basis. In addition, as the potential sale of the Canadian NGL Business is not anticipated to close until the first quarter of 2026, management continues to view the Canadian NGL Business as a component of our overall company performance and ability to fund distributions to our unitholders in the near term.

The following tables set forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA, Adjusted EBITDA attributable to PAA and Implied DCF to Net Income (in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2025	2024	$	%	2025	2024	$	%
Net income (1)	$529	$312	$217	70%	$1,342	$993	$349	35%
Interest expense, net of certain items (2)	112	97	15	15%	330	287	43	15%
Income tax expense from continuing operations	6	8	(2)	(25)%	17	71	(54)	(76)%
Income tax expense from discontinued operations (3)	27	37	(10)	(27)%	96	51	45	88%
Depreciation and amortization from continuing operations	230	226	4	2%	696	675	21	3%
Depreciation and amortization from discontinued operations (3)	—	31	(31)	(100)%	57	94	(37)	(39)%
(Gains)/losses on asset sales, net from continuing operations	(92)	—	(92)	N/A	(64)	2	(66)	**
(Gains)/losses on asset sales, net from discontinued operations (3)	2	1	1	100%	15	(1)	16	**
Gain on investments in unconsolidated entities, net	—	—	—	N/A	(31)	—	(31)	N/A
Depreciation and amortization of unconsolidated entities (4)	21	22	(1)	(5)%	62	59	3	5%
Selected Items Impacting Comparability (1):
Derivative activities and inventory valuation adjustments	(48)	(105)	57	**	(75)	78	(153)	**
Long-term inventory costing adjustments	14	31	(17)	**	30	8	22	**
Deficiencies under minimum volume commitments, net	(6)	15	(21)	**	(21)	10	(31)	**
Rail fleet amortization expense related to discontinued operations (5)	(10)	—	(10)	**	(10)	—	(10)	**
Equity-indexed compensation expense	10	9	1	**	28	28	—	**
Foreign currency revaluation	(4)	2	(6)	**	7	(22)	29	**
Line 901 incident	—	120	(120)	**	—	120	(120)	**
Transaction-related expenses	—	—	—	**	7	—	7	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (1) (6)	(44)	72	(116)	**	(34)	222	(256)	**
Foreign currency revaluation (7)	15	(1)	16	**	13	6	7	**
Selected Items Impacting Comparability - Adjusted EBITDA (1) (8)	(29)	71	(100)	**	(21)	228	(249)	**
Adjusted EBITDA (1) (8)	$806	$805	$1	—%	$2,499	$2,459	$40	2%
Adjusted EBITDA attributable to noncontrolling interests (9)	(137)	(146)	9	6%	(404)	(408)	4	1%
Adjusted EBITDA attributable to PAA (1)	$669	$659	$10	2%	$2,095	$2,051	$44	2%

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2025	2024	$	%	2025	2024	$	%

Adjusted EBITDA (1) (8) (10)	$806	$805	$1	—%	$2,499	$2,459	$40	2%
Interest expense, net of certain non-cash and other items (11)	(109)	(94)	(15)	(16)%	(320)	(274)	(46)	(17)%
Maintenance capital from continuing operations (12)	(36)	(50)	14	28%	(112)	(140)	28	20%
Maintenance capital from discontinued operations (12)	(20)	(19)	(1)	(5)%	(49)	(48)	(1)	(2)%
Investment capital of noncontrolling interests (13)	(25)	(21)	(4)	(19)%	(89)	(62)	(27)	(44)%
Current income tax expense from continuing operations	(5)	(4)	(1)	(25)%	(11)	(72)	61	85%
Current income tax expense from discontinued operations (3)	(7)	(16)	9	56%	(61)	(71)	10	14%
Distributions from unconsolidated entities in excess of/(less than) adjusted equity earnings (14)	(9)	4	(13)	**	10	11	(1)	**
Distributions to noncontrolling interests (15)	(110)	(113)	3	3%	(339)	(310)	(29)	(9)%
Implied DCF (1)	$485	$492	$(7)	(1)%	$1,528	$1,493	$35	2%
Preferred unit distributions (15)	(54)	(64)	10	16%	(171)	(190)	19	10%
Implied DCF Available to Common Unitholders (1)	$431	$428	$3	1%	$1,357	$1,303	$54	4%
Common unit cash distributions (15)	(267)	(223)			(802)	(668)
Implied DCF Excess (1) (16)	$164	$205			$555	$635

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
(5)Depreciation and amortization on the long-lived assets of the Canadian NGL Business disposal group ceased upon meeting the criteria to be classified as assets held for sale. Management believes that the presentation of Adjusted EBITDA and Implied DCF on a consolidated basis (e.g., the aggregate of continuing operations and discontinued operations) provides more relevant and useful information regarding our performance and results of operations than presenting such metrics only on a continuing operations or discontinued operations basis. We therefore include an adjustment for the impact of amortization of the rail fleet associated with the Canadian NGL Business in our calculation of Adjusted EBITDA. See Note 1 to our Condensed Consolidated Financial Statements for additional information regarding the pending sale of the Canadian NGL Business. Also see the “—Non-GAAP Financial Measures” section above.
(6)For a more detailed discussion of these selected items impacting comparability, see the footnotes to the segment financial data tables in Note 11 to our Condensed Consolidated Financial Statements.
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

(8)“Other income, net” on our Condensed Consolidated Statements of Operations, excluding interest income associated with promissory notes by and among us and certain Plains entities, adjusted for selected items impacting comparability (“Adjusted other income, net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
(9)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.
(10)See the table above for a reconciliation from Net Income to Adjusted EBITDA.
(11)Amount excludes certain non-cash items impacting interest expense such as amortization of debt issuance costs and terminated interest rate swaps and is net of interest income associated with promissory notes by and among us and certain Plains entities.
(12)Maintenance capital expenditures are defined as capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets.
(13)Investment capital expenditures attributable to noncontrolling interests that reduce Implied DCF available to PAA common unitholders.
(14)Comprised of cash distributions received from unconsolidated entities less equity earnings in unconsolidated entities (adjusted for our proportionate share of depreciation and amortization, including write-downs related to cancelled projects, and selected items impacting comparability of unconsolidated entities).
(15)Cash distributions paid during the period presented.
(16)Excess DCF is retained to establish reserves for debt repayment, future distributions, common equity repurchases, capital expenditures and other partnership purposes.

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

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions)	2025	2024	$	%	2025	2024	$	%
Revenues	$11,559	$12,444	$(885)	(7)%	$33,620	$36,761	$(3,141)	(9)%
Purchases and related costs	(10,572)	(11,529)	957	8%	(30,802)	(34,014)	3,212	9%
Field operating costs	(281)	(400)	119	30%	(853)	(938)	85	9%
Segment general and administrative expenses (2)	(74)	(78)	4	5%	(229)	(223)	(6)	(3)%
Equity earnings in unconsolidated entities	96	97	(1)	(1)%	292	298	(6)	(2)%

Other segment items (3):
Depreciation and amortization of unconsolidated entities	21	22	(1)	**	62	59	3	**
Derivative activities and inventory valuation adjustments	(30)	(13)	(17)	**	(2)	20	(22)	**
Long-term inventory costing adjustments	10	34	(24)	**	27	10	17	**
Deficiencies under minimum volume commitments, net	(6)	15	(21)	**	(21)	10	(31)	**
Equity-indexed compensation expense	10	9	1	**	28	28	—	**
Foreign currency revaluation	(3)	2	(5)	**	6	(18)	24	**
Line 901 incident	—	120	(120)	**	—	120	(120)	**
Transaction-related expenses	—	—	—	**	7	—	7	**
Segment amounts attributable to noncontrolling interests	(137)	(146)	9	**	(402)	(406)	4	**
Segment Adjusted EBITDA	$593	$577	$16	3%	$1,733	$1,707	$26	2%

Maintenance capital expenditures	$36	$48	$(12)	(25)%	$110	$135	$(25)	(19)%

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Average Volumes	2025	2024	Volumes	%	2025	2024	Volumes	%
Crude oil pipeline tariff (by region) (4) (5)
Permian Basin	7,490	6,944	546	8%	7,196	6,692	504	8%
South Texas / Eagle Ford	538	416	122	29%	524	396	128	32%
Mid-Continent	564	532	32	6%	506	516	(10)	(2)%
Other	1,291	1,274	17	1%	1,319	1,298	21	2%
Total crude oil pipeline tariff	9,883	9,166	717	8%	9,545	8,902	643	7%

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

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA for the three and nine months ended September 30, 2025 increased versus comparable results for the three and nine months ended September 30, 2024. The benefit to the 2025 period from higher tariff volumes on our pipelines, tariff escalations and contributions from recently completed acquisitions was largely offset by fewer market-based opportunities.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the three and nine months ended September 30, 2025 compared to the same periods in 2024.

Net Revenues and Equity Earnings. Our results were favorably impacted by (i) volume growth across our pipeline systems largely driven by increased production in the Permian Basin region, (ii) contributions from recently completed acquisitions in the Permian Basin and South Texas regions and (iii) the benefit of tariff escalations. These favorable impacts were partially offset by (iv) fewer market-based opportunities, (v) lower commodity prices, which resulted in lower revenues from pipeline loss allowance in the 2025 periods, and (vi) the impact from certain Permian long-haul contract rates resetting to market in the third quarter of 2025.

Field Operating Costs. The decrease in field operating costs for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to the recognition in the third quarter of 2024 of costs associated with settlements related to the Line 901 incident that occurred in May 2015 (which impact field operating costs, but are excluded from Segment Adjusted EBITDA, and thus are reflected as an “Adjustment” in the table above). This was partially offset by higher expenses resulting from acquisitions and higher volumes in the 2025 periods. In addition, the nine-month period was further impacted by higher expenses associated with (i) environmental remediation costs and (ii) property taxes.

Maintenance Capital

The decrease in maintenance capital spending for the three and nine months ended September 30, 2025 compared to the same periods in 2024 was primarily due to lower costs resulting from timing of certain pipeline integrity activities.

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

The following table sets forth our operating results from our NGL segment:

Operating Results (1)	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
(in millions)	2025	2024	$	%	2025	2024	$	%
Revenues	$24	$20	$4	20%	$92	$106	$(14)	(13)%
Purchases and related costs	(18)	(19)	1	5%	(74)	(85)	11	13%
Field operating costs (2)	(7)	(8)	1	13%	(20)	(24)	4	17%
Segment general and administrative expenses (2) (3)	(9)	(8)	(1)	(13)%	(22)	(23)	1	4%
Segment Adjusted EBITDA	$(10)	$(15)	$5	33%	$(24)	$(26)	$2	8%

Maintenance capital expenditures	$—	$2	$(2)	(100)%	$2	$5	$(3)	(60)%

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

As of September 30, 2025, we had a working capital surplus of $218 million and approximately $3.9 billion of liquidity available to meet our ongoing operating, investing and financing needs (subject to continued covenant compliance) as noted below (in millions):

As of September 30, 2025
Availability under senior unsecured revolving credit facility (1) (2) (3)	$1,350
Availability under senior secured hedged inventory facility (1) (2) (3)	1,323
Amounts outstanding under commercial paper program (3)	—
Subtotal	2,673
Cash and cash equivalents (4)	1,180
Total	$3,853

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
(3)We borrowed approximately $1.8 billion under our commercial paper program and credit facilities to initially fund the EPIC acquisition in November 2025. See Note 12 to our Condensed Consolidated Financial Statements for additional information regarding the EPIC acquisition.
(4)Cash on hand at September 30, 2025 was utilized to redeem our $1.0 billion, 4.65% senior notes on October 3, 2025.

Usage of our credit facilities, and, in turn, our commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for our revolving credit facilities (which impact our ability to access our commercial paper program because they provide the financial backstop that supports our short-term credit ratings) and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions in our credit agreements, our ability to make distributions of available cash is not restricted. We were in compliance with the covenants contained in our credit agreements and indentures as of September 30, 2025.

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

The following table sets forth the reconciliation of the non-GAAP financial liquidity measures Adjusted Free Cash Flow and Adjusted Free Cash Flow after Distributions from Net Cash Provided by Operating Activities (in millions):

	Nine Months Ended September 30,
	2025	2024
Net cash provided by operating activities (1)	$2,150	$1,763
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow:
Net cash used in investing activities (1) (2)	(1,831)	(1,240)
Cash contributions from noncontrolling interests	34	40
Cash distributions paid to noncontrolling interests (3)	(339)	(310)
Proceeds from the issuance of related party notes (2)	330	629
Adjusted Free Cash Flow (1) (4)	$344	$882
Cash distributions (4)	(973)	(858)
Adjusted Free Cash Flow after Distributions (1) (5)	$(629)	$24

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

Net cash provided by operating activities from continuing operations for the first nine months of 2025 and 2024 was $1.836 billion and $1.597 billion, respectively, and primarily resulted from earnings from our operations.

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

	Net to PAA (1) (2)		Consolidated (2)		Continuing Operations
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures (3) (4)	2025	2024	2025	2024	2025	2024
Crude Oil:
Investment capital	$312	$158	$404	$221	$404	$221
Maintenance capital	98	121	110	135	110	135
Acquisition capital (5)	832	141	904	146	904	146
	$1,242	$420	$1,418	$502	$1,418	$502

NGL:
Investment capital	$89	$74	$89	$74	$—	$—
Maintenance capital	51	53	51	53	2	5
	$140	$127	$140	$127	$2	$5

Total:
Investment capital	$401	$232	$493	$295	$404	$221
Maintenance capital	149	174	161	188	112	140
Acquisition capital (5)	832	141	904	146	904	146
	$1,382	$547	$1,558	$629	$1,420	$507

(1)Excludes expenditures attributable to noncontrolling interests, which primarily relate to the Permian JV. Includes results from continuing operations and discontinued operations for all periods presented.
(2)Includes results from continuing operations and discontinued operations for all periods presented. Capital expenditures related to discontinued operations were $89 million and $49 million for investment and maintenance capital for the nine months ended September 30, 2025, respectively. Capital expenditures for investment and maintenance capital related to discontinued operations were $74 million and $48 million for the nine months ended September 30, 2024, respectively. There was no acquisition capital related to discontinued operations for any period presented.
(3)Capital expenditures made to expand the existing operating and/or earnings capacity of our assets are classified as “Investment capital.” Capital expenditures made to replace and/or refurbish partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets are classified as “Maintenance capital.”
(4)Contributions to unconsolidated entities, accounted for under the equity method of accounting, that are related to investment capital projects by such entities are recognized in “Investment capital.” Acquisitions of initial investments or additional interests in unconsolidated entities are included in “Acquisition capital.”
(5)Acquisition capital for the 2025 period primarily included the acquisitions of (i) Ironwood Midstream, (ii) Medallion Midstream by the Permian JV, (iii) the remaining 50% interest in Cheyenne Pipeline LLC through a non-cash transaction, (iv) Black Knight Midstream and (v) an additional 20% interest in BridgeTex Pipeline. See Note 12 to our Condensed Consolidated Financial Statements for additional information. Acquisition capital for the 2024 period primarily included the acquisition of additional ownership interests in equity method investees.

2025 Investment and Maintenance Capital. Total investment capital for the year ending December 31, 2025 is projected to be approximately $600 million ($490 million net to our interest), which includes approximately $110 million related to discontinued operations. Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2025 is projected to be approximately $230 million ($215 million net to our interest), which includes approximately $70 million related to discontinued operations.

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

Borrowings and Repayments Under Credit Agreements

During the nine months ended September 30, 2025, we had net repayments under our commercial paper program of $393 million. The net repayments resulted primarily from cash flow from operating activities and proceeds from the issuance of $1.25 billion aggregate principal amount of senior notes in September 2025, which offset borrowings during the period related to funding needs for capital investments, inventory purchases and other general partnership purposes.

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

Senior Notes

In January 2025, we completed the offering of $1.0 billion, 5.95% senior notes due June 2035 at a public offering price of 99.761%. Interest payments are due on June 15 and December 15 of each year, commencing on June 15, 2025. We used the net proceeds from this offering of approximately $988 million, after deducting the underwriting discount and offering expenses, to (i) fund the acquisitions completed during the nine months ended September 30, 2025, (ii) fund the repurchase of approximately 12.7 million Series A preferred units in January 2025 and (iii) repay outstanding borrowings under our credit facilities and commercial paper program and for general partnership purposes.

In September 2025, we completed the offering of $1.25 billion aggregate principal amount of senior notes, consisting of $700 million, 4.70% senior notes due January 2031 and $550 million, 5.60% senior notes due January 2036 at a public offering price of 99.865% and 99.798%, respectively. Interest payments on these notes are due on January 15 and July 15 of each year, commencing on January 15, 2026. We used the net proceeds from this offering of approximately $1.2 billion, after deducting the underwriting discount and offering expenses, to (i) redeem on October 3, 2025 the principal amount of our $1.0 billion, 4.65% senior notes due October 2025 and (ii) fund a portion of the purchase price for the EPIC Pipeline acquisition.

See Note 7 and Note 12 to our Condensed Consolidated Financial Statements for additional information regarding our Series A preferred units and our recently completed and pending acquisitions, respectively.

Common Equity Repurchase Program

We repurchased 0.5 million common units under the Common Equity Repurchase Program (the “Program”) through open market purchases that settled during the nine months ended September 30, 2025, for a total purchase price of $8 million, including commissions and fees. The repurchased common units were canceled immediately upon acquisition, as were the PAGP Class C shares held by us associated with the repurchased common units. There were no repurchases under the Program during the nine months ended September 30, 2024. At September 30, 2025, the remaining available capacity under the Program was $190 million. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding the Program.

Registration Statements

We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a universal shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of debt or equity securities (“Traditional Shelf”), under which we had approximately $1.1 billion of unsold securities available at September 30, 2025. We did not conduct any offerings under our Traditional Shelf during the nine months ended September 30, 2025. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. The offerings of $1.0 billion, 5.95% senior notes in January 2025, $700 million, 4.70% senior notes and $550 million, 5.60% senior notes in September 2025 were conducted under our WKSI Shelf.

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

Distributions to Our Unitholders

Series A preferred unitholders. On November 14, 2025, we will pay a quarterly cash distribution of approximately $0.615 per unit to Series A preferred unitholders of record at the close of business on October 31, 2025 for the period from July 1, 2025 through September 30, 2025.

Series B preferred unitholders. On November 17, 2025, we will pay a quarterly cash distribution of approximately $21.93 per unit to Series B preferred unitholders of record at the close of business on November 3, 2025 for the period from August 15, 2025 through November 14, 2025.

Common Unitholders. On November 14, 2025, we will pay a quarterly cash distribution of $0.38 per common unit ($1.52 per unit on an annualized basis) to common unitholders of record at the close of business on October 31, 2025 for the period from July 1, 2025 through September 30, 2025.

See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first nine months of 2025, including distributions to our preferred unitholders.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of September 30, 2025, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in the Permian JV, (ii) a 30% interest in Cactus II and (iii) a 33% interest in Red River. See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the nine months ended September 30, 2025.

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

The following table includes our best estimate of the amount and timing of these payments as of September 30, 2025 (in millions):

	Remainder of 2025	2026	2027	2028	2029	2030 and Thereafter	Total
Crude oil and other purchases (1)	$6,546	$20,496	$18,425	$16,159	$15,072	$35,624	$112,322

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during September 2025. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

EPIC Acquisition. Through two separate transactions completed in the fourth quarter of 2025, we acquired 100% of the entity that owns the EPIC Pipeline for aggregate consideration of approximately $2.9 billion, inclusive of approximately $1.1 billion of debt assumed. We initially funded the EPIC acquisition by assuming the $1.1 billion of existing debt and funding the $1.8 billion equity portion through a combination of commercial paper and credit facility borrowings and cash on hand. See Note 12 to our Condensed Consolidated Financial Statements for additional information regarding the EPIC acquisition.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil, NGL and natural gas. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At September 30, 2025 and December 31, 2024, we had outstanding letters of credit of approximately $70 million and $90 million, respectively.

Recent Accounting Pronouncements

See Note 1 to our Condensed Consolidated Financial Statements.

FORWARD-LOOKING STATEMENTS

All statements included in this report, other than statements of historical fact, are forward-looking statements, including but not limited to statements incorporating the words “anticipate,” “believe,” “estimate,” “expect,” “plan,” “intend” and “forecast,” as well as similar expressions and statements regarding our business strategy, plans and objectives for future operations. The absence of such words, expressions or statements, however, does not mean that the statements are not forward-looking. Any such forward-looking statements reflect our current views with respect to future events, based on what we believe to be reasonable assumptions. Certain factors could cause actual results or outcomes to differ materially from the results or outcomes anticipated in the forward-looking statements. The most important of these factors include, but are not limited to:

•risks related to the Canadian NGL Business divestiture (as defined herein), including the risk that the Canadian NGL Business divestiture is not consummated on the terms expected or on the anticipated schedule, or at all, and the effect of the announcement or pendency of the Canadian NGL Business divestiture on our business relationships, operating results, employees, stakeholders and business generally;
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
•the availability of, and our ability to consummate, acquisitions, divestitures, joint ventures or other strategic opportunities and realize benefits therefrom, including the Canadian NGL Business divestiture and the EPIC acquisition;
•the successful operation of joint ventures and joint operating arrangements we enter into from time to time, whether relating to assets operated by us or by third parties, and the successful integration and future performance of acquired assets or businesses, including the EPIC acquisition;
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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to various market risks, including commodity price risk, interest rate risk and currency exchange rate risk. We use various derivative instruments to manage such risks and, in certain circumstances, to realize incremental margin during volatile market conditions. Our risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our exchange-cleared and over-the-counter positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity. We have a risk management function that has direct responsibility and authority for our risk policies, related controls around commercial activities and certain aspects of corporate risk management. Our risk management function also approves all new risk management strategies through a formal process. The following discussion addresses each category of risk.

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

The fair value of our commodity derivatives and the change in fair value as of September 30, 2025 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$1	$27	$(27)
Power	(5)	$2	$(2)
Total fair value	$(4)

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

Interest Rate Risk

Debt. Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. We did not have any variable rate debt outstanding at September 30, 2025. The average interest rate on variable rate debt that was outstanding during the nine months ended September 30, 2025 was approximately 4.7%, based upon rates in effect during such period. The fair value of our interest rate derivatives was a net asset of $29 million as of September 30, 2025. A 10% increase in the forward SOFR curve as of September 30, 2025 would have resulted in an increase of $13 million to the fair value of our interest rate derivatives. A 10% decrease in the forward SOFR curve as of September 30, 2025 would have resulted in a decrease of $13 million to the fair value of our interest rate derivatives. See Note 8 to our Condensed Consolidated Financial Statements for a discussion of our interest rate risk hedging activities.

Series B Preferred Units. Distributions on the Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. Distributions on the Series B preferred units accumulate based on the applicable three-month SOFR, plus certain adjustments. Based upon the Series B preferred units outstanding at September 30, 2025 and the liquidation preference of $1,000 per unit, a change of 100 basis points in interest rates would increase or decrease the annual distributions on the Series B preferred units by approximately $8 million. See Note 11 to our Consolidated Financial Statements included in Part IV of our 2024 Annual Report on Form 10-K for additional information regarding our Series B preferred unit distributions.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. The fair value of our foreign currency derivatives was an asset of $41 million as of September 30, 2025. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in an increase of $325 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in a decrease of $325 million to the fair value of our foreign currency derivatives. See Note 8 to our Condensed Consolidated Financial Statements for additional information regarding our currency exchange rate risk hedging.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of September 30, 2025, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

We substantially completed the implementation of our new Enterprise Resource Planning (“ERP”) system during the quarter ended September 30, 2025. The implementation of our ERP system (i) resulted in changes to controls that are reliant upon system configurations, integrations and outputs, and (ii) is expected to, among other things, improve user access security and enable convergence of accounting, back office and reporting processes and activities. Except for the implementation of our new ERP system and corresponding changes to controls reliant upon system configurations, integrations and outputs, there was no change in our internal control over financial reporting that occurred during the third quarter of 2025 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Omnibus Agreement, entered into as part of the Simplification Transactions, which closed on November 15, 2016, provides for the mechanics by which (i) the total number of PAGP’s outstanding Class A shares will equal the number of AAP units held by PAGP, and (ii) the total number of our common units held by AAP will equal the sum of the number of outstanding Class A units of AAP (“AAP units”) and the number of AAP units that are issuable to the holders of vested and earned Class B units of AAP (“AAP Management Units”). As such, we are obligated to issue common units to AAP in connection with PAGP’s issuance of Class A shares upon PAGP LTIP award vestings. During the three months ended September 30, 2025, we issued 144,500 common units to AAP in connection with PAGP LTIP award vestings. This issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

Item 6.   EXHIBITS

Exhibit No.		Description

2.1*	—
Share Purchase Agreement dated as of June 17, 2025 by and between Plains Midstream Luxembourg S.A.R.L. and Keyera Corp. (portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2025).

2.2 *	—
Purchase and Sale Agreement dated August 30, 2025 by and among Altus Midstream Processing LP, Kinetik EC Holdco LLC, Rattler Midstream Operating LLC and Rattler OMOG LLC, as Sellers, and Plains BK Holdco LLC, as Buyer, and the other parties thereto (portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Regulation S-K) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed November 6, 2025).

2.3 *	—
Equity Purchase Agreement dated November 3, 2025 by and among EPIC Crude Parent, L.P., as Seller, and Plains BK Holdco LLC, as Buyer, and the other parties thereto (portions of this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed November 6, 2025).

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
Thirty-Fifth Supplemental Indenture (4.70% Senior Notes due 2031) dated September 8, 2025, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 8, 2025).

4.15	—
Thirty-Sixth Supplemental Indenture (5.60% Senior Notes due 2036) dated September 8, 2025, by and among Plains All American Pipeline, L.P., PAA Finance Corp. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K filed September 8, 2025).

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

4.19	—	Description of Our Securities (incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K for the year ended December 31, 2024).

10.1 **†	—	Fourth Amended and Restated Employment Agreement dated effective May 23, 2024 between Plains All American GP LLC and Greg L. Armstrong.

10.2 **†	—	Employment Agreement dated effective June 1, 2025 between Plains All American GP LLC and Harry N. Pefanis.

10.3 **†	—	Form of LTIP Grant Letter dated August 14, 2025 (Named Executive Officers).

10.4 **†	—	Form of LTIP Grant Letter dated August 14, 2025 (Directors).

10.5 **†	—	Form of Special Retention LTIP Grant Letter dated August 14, 2025.

10.6 **†	—	Amendment dated August 14, 2025 to Special Promotional LTIP Grant Letter dated August 16, 2018 (Willie Chiang).

10.7	—
Credit Agreement, dated as of October 15, 2024, by and among EPIC Crude Holdings, EPIC Crude Services, LP, as borrower, Goldman Sachs Bank USA, as administrative and collateral agent, and the lenders and letters of credit issuers party thereto from time to time, as amended (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed November 6, 2025).

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

November 7, 2025

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

November 7, 2025

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

November 7, 2025