Form 10-Q
period 2026-03-31
PLAINS ALL AMERICAN PIPELINE LP
filed 2026-05-08
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of May 1, 2026, there were 705,531,683 Common Units outstanding.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$171	$328
Trade accounts receivable and other receivables, net	4,821	3,598
Inventory	380	211
Current assets of discontinued operations (Note 2)	602	479
Other current assets	190	117
Total current assets	6,164	4,733

PROPERTY AND EQUIPMENT	22,687	22,536
Accumulated depreciation	(5,814)	(5,676)
Property and equipment, net	16,873	16,860

OTHER ASSETS
Investments in unconsolidated entities	2,838	2,846
Intangible assets, net	1,686	1,754
Linefill	876	900
Long-term operating lease right-of-use assets, net	197	198
Long-term inventory	315	214
Long-term assets of discontinued operations (Note 2)	2,537	2,557
Other long-term assets, net	150	107
Total assets	$31,636	$30,169

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$4,929	$3,457
Short-term debt	420	563
Current liabilities of discontinued operations (Note 2)	561	382
Other current liabilities	634	529
Total current liabilities	6,544	4,931

LONG-TERM LIABILITIES
Senior notes, net	9,120	9,118
Other long-term debt, net	1,836	1,578
Long-term operating lease liabilities	202	202
Long-term liabilities of discontinued operations (Note 2)	665	606
Other long-term liabilities and deferred credits	449	654
Total long-term liabilities	12,272	12,158

COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS’ CAPITAL
Series A preferred unitholders (58,411,908 and 58,411,908 units outstanding, respectively)	1,249	1,248
Series B preferred unitholders (800,000 and 800,000 units outstanding, respectively)	787	787
Common unitholders (705,531,683 and 705,520,697 units outstanding, respectively)	7,565	7,801
Total partners’ capital excluding noncontrolling interests	9,601	9,836
Noncontrolling interests	3,219	3,244
Total partners’ capital	12,820	13,080
Total liabilities and partners’ capital	$31,636	$30,169
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
REVENUES
Product sales revenues	$12,026	$11,046
Services revenues	444	431
Total revenues	12,470	11,477
COSTS AND EXPENSES
Purchases and related costs	11,493	10,517
Field operating costs	301	300
General and administrative expenses	81	85
Depreciation and amortization	243	232
Gains on asset sales and other, net	(53)	(13)
Total costs and expenses	12,065	11,121
OPERATING INCOME	405	356
OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	89	103
Gain on investments in unconsolidated entities, net	—	31
Interest expense (net of capitalized interest of $2 and $2, respectively)	(167)	(127)
Other income, net	8	26
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	335	389
Current income tax expense from continuing operations	(216)	(7)
Deferred income tax (expense)/benefit from continuing operations	215	(2)
INCOME FROM CONTINUING OPERATIONS, NET OF TAX	334	380
INCOME/(LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX (NOTE 2)	(103)	136
NET INCOME	231	516
Net income attributable to noncontrolling interests	(79)	(73)
NET INCOME ATTRIBUTABLE TO PAA	$152	$443

NET INCOME/(LOSS) PER COMMON UNIT (NOTE 4):
Net income/(loss) allocated to common unitholders — Basic and Diluted:
Continuing operations	$203	$207
Discontinued operations	(103)	136
Net income allocated to common unitholders — Basic and Diluted	$100	$343

Basic and diluted weighted average common units outstanding	706	704

Basic and diluted net income/(loss) per common unit:
Continuing operations	$0.29	$0.30
Discontinued operations	(0.15)	0.19
Basic and diluted net income per common unit	$0.14	$0.49

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
Net income	$231	$516
Other comprehensive income/(loss)	(49)	5
Comprehensive income	182	521
Comprehensive income attributable to noncontrolling interests	(79)	(73)
Comprehensive income attributable to PAA	$103	$448

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2025	$(29)	$(872)	$5	$(896)

Reclassification adjustments	1	—	—	1
Currency translation adjustments	—	(50)	—	(50)
Total period activity	1	(50)	—	(49)
Balance at March 31, 2026	$(28)	$(922)	$5	$(945)

	Derivative Instruments	Translation Adjustments	Total
	(unaudited)
Balance at December 31, 2024	$(44)	$(1,039)	$(1,083)

Reclassification adjustments	1	—	1
Unrealized loss on hedges	(1)	—	(1)
Currency translation adjustments	—	5	5
Total period activity	—	5	5
Balance at March 31, 2025	$(44)	$(1,034)	$(1,078)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Three Months Ended March 31,
	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$231	$516
Reconciliation of net income to net cash provided by operating activities:
(Income)/loss from discontinued operations, net of tax	103	(136)
Depreciation and amortization	243	232
Gains on asset sales and other, net	(53)	(13)
Deferred income tax expense/(benefit)	(215)	2
Equity earnings in unconsolidated entities	(89)	(103)
Distributions on earnings from unconsolidated entities	97	125
Gain on investments in unconsolidated entities, net	—	(31)
Other	29	19
Changes in assets and liabilities, net of acquisitions	54	(182)
Cash provided by operating activities - continuing operations	400	429
Cash provided by operating activities - discontinued operations	18	210
Net cash provided by operating activities	418	639
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(88)	(624)
Additions to property, equipment and other	(130)	(140)
Cash paid for purchases of linefill	(2)	(6)
Proceeds from sales of assets	3	3
Investments in related party notes	—	(330)
Cash used in investing activities - continuing operations	(217)	(1,097)
Cash used in investing activities - discontinued operations	(16)	(52)
Net cash used in investing activities	(233)	(1,149)
CASH FLOWS FROM FINANCING ACTIVITIES
Net borrowings under commercial paper program (Note 6)	116	71
Proceeds from the issuance of senior notes (Note 6)	—	998
Proceeds from the issuance of related party notes	—	330
Repurchase of Series A preferred units	—	(333)
Distributions paid to Series A preferred unitholders (Note 7)	(36)	(46)
Distributions paid to Series B preferred unitholders (Note 7)	(17)	(18)
Distributions paid to common unitholders (Note 7)	(295)	(267)
Distributions paid to noncontrolling interests (Note 7)	(103)	(132)
Contributions from noncontrolling interests	—	4
Other financing activities	(4)	(17)
Net cash provided by/(used in) financing activities	(339)	590
Effect of translation adjustment - continuing operations	(3)	(1)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(157)	79
Cash and cash equivalents and restricted cash, beginning of period	328	348
Cash and cash equivalents and restricted cash, end of period	$171	$427
Cash paid for:
Interest, net of amounts capitalized	$183	$128
Income taxes, net of amounts refunded	$28	$27
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2025	$1,248	$787	$7,801	$9,836	$3,244	$13,080
Net income	36	16	100	152	79	231
Distributions (Note 7)	(36)	(16)	(295)	(347)	(103)	(450)
Other comprehensive loss	—	—	(49)	(49)	—	(49)
Other	1	—	8	9	(1)	8
Balance at March 31, 2026	$1,249	$787	$7,565	$9,601	$3,219	$12,820

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2024	$1,514	$787	$7,512	$9,813	$3,283	$13,096
Net income	39	18	386	443	73	516
Distributions	(39)	(18)	(267)	(324)	(132)	(456)
Other comprehensive income	—	—	5	5	—	5
Repurchase of Series A preferred units	(270)	—	(43)	(313)	—	(313)
Contributions from noncontrolling interests	—	—	—	—	4	4
Other	1	—	7	8	—	8
Balance at March 31, 2025	$1,245	$787	$7,600	$9,632	$3,228	$12,860
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Organization and Basis of Consolidation and Presentation

Organization

Plains All American Pipeline, L.P. (“PAA”) is a publicly-traded Delaware limited partnership formed in 1998. Our operations are conducted directly and indirectly through our primary operating subsidiaries. As used in this Form 10-Q and unless the context indicates otherwise, the terms “Partnership,” “we,” “us,” “our,” “ours” and similar terms refer to PAA and its subsidiaries.

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

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of March 31, 2026, AAP also owned a limited partner interest in us through its ownership of approximately 233.0 million of our common units (approximately 31% of our total outstanding common units and Series A preferred units combined). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at March 31, 2026, owned an approximate 85% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

As the sole member of GP LLC, PAGP has responsibility for conducting our business and managing our operations; however, the board of directors of PAGP GP has ultimate responsibility for managing the business and affairs of PAGP, AAP and us. GP LLC employs our domestic officers and personnel; our Canadian officers and personnel are employed by our subsidiary, Plains Midstream Canada ULC (“PMC ULC”).

References to our “general partner,” as the context requires, include any or all of PAGP GP, PAGP, GP LLC, AAP and PAA GP. References to “Plains entities,” as the context requires, include us, our subsidiaries and our general partner.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Definitions

Additional defined terms may be used in this Form 10-Q and shall have the meanings indicated below:

AOCI	=	Accumulated other comprehensive income/(loss)
ASC	=	Accounting Standards Codification
ASU	=	Accounting Standards Update
CAD	=	Canadian dollar
CODM	=	Chief Operating Decision Maker
EBITDA	=	Earnings before interest, taxes, depreciation and amortization
FASB	=	Financial Accounting Standards Board
GAAP	=	Generally accepted accounting principles in the United States
ICE	=	Intercontinental Exchange
ISDA	=	International Swaps and Derivatives Association
NGL	=	Natural gas liquids, including ethane, propane and butane
NYMEX	=	New York Mercantile Exchange
SEC	=	United States Securities and Exchange Commission
SOFR	=	Secured Overnight Financing Rate
TWh	=	Terawatt hour
U.S.	=	United States
USD	=	U.S. dollar

Basis of Consolidation and Presentation

The accompanying unaudited condensed consolidated interim financial statements and related notes thereto should be read in conjunction with our 2025 Annual Report on Form 10-K. The accompanying condensed consolidated financial statements include the accounts of PAA and all of its wholly-owned subsidiaries and those entities that it controls. Investments in entities over which we have significant influence but not control are accounted for by the equity method. We apply proportionate consolidation for pipelines and other assets in which we own undivided joint interests. Our reporting currency is U.S. dollars, and all references to dollars are U.S. dollars, unless stated otherwise.

The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three months ended March 31, 2026 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications had no impact on net income or total partners’ capital.

Pending Sale of Canadian NGL Business

On June 17, 2025, we entered into a definitive Share Purchase Agreement (“SPA”) with Keyera Corp. (“Keyera”), an Alberta corporation, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of PMC ULC, our wholly-owned subsidiary that owns substantially all of our NGL business in Canada (the “Canadian NGL Business”), for cash consideration of approximately CAD$5.15 billion (approximately $3.75 billion), subject to certain post-closing adjustments, as defined in the SPA. This transaction is expected to close in May 2026.

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

As part of the sale, we will divest the Canadian NGL Business, which includes substantially all of our NGL assets; the NGL assets that we will retain are located in the United States. Prior to its classification as held for sale and presentation as discontinued operations, the Canadian NGL Business was part of our NGL reportable segment.

In June 2025, we entered into a forward currency instrument to hedge currency exchange risk associated with anticipated proceeds from the pending sale of our Canadian NGL Business. See Note 8 for additional information.

In connection with and contingent upon closing of the pending sale, we and Keyera entered into an agreement for certain hedging arrangements and payments relating to the differential between the price of natural gas and the extracted NGL commodities (“Frac Spread”) for a twelve-month period commencing the first month after the closing date. As a result of this arrangement, we will guarantee a minimum Frac Spread margin on certain volumes. The recognition of an asset or liability will be dependent upon the terms of the specific contracts transferred as part of the sale of the Canadian NGL Business and the market conditions at that time the sale closes. We do not expect any liability we might recognize as a result of this agreement to have a material adverse effect on our consolidated financial condition, results of operations or cash flows; for example, if the sale closed during May 2026, based on existing contracts to be transferred and current market conditions as of March 31, 2026, we would recognize a liability of approximately $15 million.

Additionally, in connection with the pending Canadian NGL Business divestiture, we have continued to progress certain planning and restructuring activities within our organizational structure. Certain of these activities had income tax consequences that required recognition during the first quarter of 2026. PMC ULC contributed its crude oil assets to a newly formed, wholly-owned subsidiary, Plains Canada Liquid Pipelines ULC (“PCLP”). While this transaction is among entities under common control and recorded at a carry-over basis under GAAP, the applicable Canadian tax law recognizes the transaction at fair value, resulting in a new tax basis to PCLP as of March 31, 2026. Therefore, the transaction creates current tax expense of approximately $216 million as a result of basis recapture and capital gains taxed at the applicable rates. The transaction also created an approximately offsetting deferred tax benefit primarily resulting from the new tax basis in the assets received by PCLP. Since the transaction relates to our crude oil business, the tax impacts are presented in “Current income tax expense from continuing operations” and “Deferred income tax (expense)/benefit from continuing operations,” respectively, on our Condensed Consolidated Statements of Operations. Should the Canadian NGL Business divestiture not close due to unforeseen circumstances, we will evaluate options available to us under Canadian tax law that would materially reverse the current income tax expense and deferred income tax benefit described herein. Plans for certain future activities were finalized in the quarter and required recognition of tax expense that is presented within “Income from Discontinued Operations, Net of Tax” on our Condensed Consolidated Statements of Operations and is further discussed in Note 2.

Subsequent Events

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Recent Accounting Pronouncements, Disclosure Rules and Other Legislation

Except as discussed in our 2025 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the three months ended March 31, 2026 that are of significance or potential significance to us.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Discontinued Operations

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

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations (in millions):

	March 31, 2026	December 31, 2025
Assets:
Current assets:
Trade accounts receivable and other receivables, net	$435	$285
Inventory	102	176
Other current assets	65	18
Total current assets of discontinued operations	$602	$479

Long-term assets:
Property and equipment, net (1)	$2,167	$2,191
Linefill	76	70
Long-term operating lease right-of-use assets, net	136	138
Long-term inventory	39	38
Other long-term assets, net	119	120
Total long-term assets of discontinued operations	$2,537	$2,557

Liabilities:
Current liabilities:
Trade accounts payable	$450	$295
Other current liabilities	111	87
Total current liabilities of discontinued operations	$561	$382

Long-term liabilities:
Long-term operating lease liabilities	$90	$96
Other long-term liabilities and deferred credits	575	510
Total long-term liabilities of discontinued operations	$665	$606

(1)Amounts are net of accumulated depreciation of $862 million and $876 million as of March 31, 2026 and December 31, 2025, respectively.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the line items comprising income/(loss) from discontinued operations before tax to income/(loss) from discontinued operations, net of tax (in millions):

	Three Months Ended March 31,
	2026	2025
Revenues:
Product sales	$256	$498
Services	38	36
Total revenues	294	534
Cost and Expenses:
Purchases and related costs	205	244
Field operating costs	71	68
General and administrative expenses	14	15
Depreciation and amortization	—	30
Losses on asset sales and other, net	32	—
Total costs and expenses	322	357
Income/(loss) from discontinued operations before tax	(28)	177
Current income tax expense	(44)	(39)
Deferred income tax expense	(31)	(2)
Income/(loss) from discontinued operations, net of tax	$(103)	$136

In connection with the planning and restructuring activities, we recorded deferred tax expense and a related liability of $77 million associated with the pending Canadian NGL Business divestiture, which is reflected within discontinued operations.

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

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by segment and type of activity (in millions):

	Three Months Ended March 31,
	2026	2025
Crude Oil segment revenues from contracts with customers
Sales	$12,012	$11,008
Transportation	338	312
Terminalling, Storage and Other	94	88
Total Crude Oil segment revenues from contracts with customers	$12,444	$11,408

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Three Months Ended March 31,
	2026	2025
NGL segment revenues from contracts with customers
Sales	$39	$41
Terminalling, Storage and Other	2	—
Total NGL segment revenues from contracts with customers	$41	$41

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

Three Months Ended March 31, 2026	Crude Oil	NGL	Total
Revenues from contracts with customers	$12,444	$41	$12,485
Other revenues	104	—	104
Total revenues of reportable segments	$12,548	$41	$12,589
Intersegment revenues elimination			(119)
Total revenues			$12,470

Three Months Ended March 31, 2025	Crude Oil	NGL	Total
Revenues from contracts with customers	$11,408	$41	$11,449
Other revenues	31	—	31
Total revenues of reportable segments	$11,439	$41	$11,480
Intersegment revenues elimination			(3)
Total revenues			$11,477

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

Counterparty Deficiencies	Financial Statement Classification	March 31, 2026	December 31, 2025
Billed and collected	Other current liabilities	$23	$47

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2025	$87
Amounts recognized as revenue	(19)
Additions	5
Other (1)	(26)
Balance at March 31, 2026	$47

(1)Amount represents a contract liability that was originally recognized under ASC 606. The underlying contract was subsequently renegotiated and ceased to meet the criteria in ASC 606 for a contract with a customer.

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of March 31, 2026 (in millions):

	Remainder of 2026	2027	2028	2029	2030	2031 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$296	$363	$326	$230	$152	$837
Terminalling, storage and other agreement revenues	185	216	156	112	75	426
Total	$481	$579	$482	$342	$227	$1,263

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

Trade Accounts Receivable and Other Receivables, Net

At March 31, 2026 and December 31, 2025, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total “Trade accounts receivable and other receivables, net” as presented on our Condensed Consolidated Balance Sheets (in millions):

	March 31, 2026	December 31, 2025
Trade accounts receivable arising from revenues from contracts with customers	$5,408	$3,639
Other trade accounts receivable and other receivables (1)	11,314	7,357
Impact due to contractual rights of offset with counterparties	(11,901)	(7,398)
Trade accounts receivable and other receivables, net	$4,821	$3,598

(1)The balance is comprised primarily of accounts receivable associated with buy/sell arrangements that are not within the scope of ASC 606.

Note 4—Net Income Per Common Unit

We calculate basic and diluted net income per common unit by dividing income from continuing operations attributable to PAA (after deducting amounts allocated to the preferred unitholders and participating securities) and income or loss from discontinued operations by the basic and diluted weighted average number of common units outstanding during the period.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The diluted weighted average number of common units is computed based on the weighted average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units and (ii) our equity-indexed compensation plan awards. See Note 12 and Note 18 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for a discussion of our Series A preferred units and equity-indexed compensation plan awards. When applying the if-converted method prescribed by FASB guidance, the possible conversion of approximately 58 million and 63 million Series A preferred units, on a weighted-average basis, were excluded from the calculation of diluted net income per common unit for the three months ended March 31, 2026 and 2025, respectively, as the effect was antidilutive. Our equity-indexed compensation plan awards that contemplate the issuance of common units are considered potentially dilutive unless (i) they become vested only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. Equity-indexed compensation plan awards that are deemed to be dilutive during the period are reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB.

The following table sets forth the computation of basic and diluted net income per common unit (in millions, except per unit data):

	Three Months Ended March 31,
	2026	2025
Basic and Diluted Net Income/(Loss) per Common Unit
Continuing Operations:
Income from continuing operations, net of tax	$334	$380
Net income attributable to noncontrolling interests	(79)	(73)
Net income from continuing operations attributable to PAA	255	307
Distributions to Series A preferred unitholders	(36)	(39)
Distributions to Series B preferred unitholders	(16)	(18)
Amounts allocated to participating securities	(1)	(1)
Impact from repurchase of Series A preferred units (1)	—	(43)
Other	1	1
Net income from continuing operations allocated to common unitholders - Basic and Diluted (2)	$203	$207

Discontinued Operations:
Net income/(loss) from discontinued operations allocated to common unitholders - Basic and Diluted (3)	$(103)	$136

Net income allocated to common unitholders — Basic and Diluted	$100	$343

Basic and diluted weighted average common units outstanding	706	704

Basic and diluted net income/(loss) per common unit:
Continuing operations	$0.29	$0.30
Discontinued operations	(0.15)	0.19
Basic and diluted net income per common unit	$0.14	$0.49

(1)We repurchased approximately 12.7 million Series A preferred units on January 31, 2025. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information. The difference between the cash we paid for the repurchase of such units and their carrying value on our balance sheet is considered a return to Series A preferred unitholders for the calculation of net income from continuing operations allocated to common unitholders.

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
(3)Net income/(loss) from discontinued operations allocated to common unitholders is “Income/(loss) from discontinued operations, net of tax” as presented on our Condensed Consolidated Statements of Operations.

Note 5—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	March 31, 2026				December 31, 2025
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory
Crude oil	4,452	barrels	$350	$78.62	2,948	barrels	$166	$56.31
NGL	318	barrels	15	$48.05	562	barrels	27	$48.04
Other	N/A		15	N/A	N/A		18	N/A
Inventory subtotal			380				211

Linefill
Crude oil	14,834	barrels	875	$58.99	15,112	barrels	898	$59.42
NGL	32	barrels	1	$39.97	33	barrels	2	$60.61
Linefill subtotal			876				900

Long-term inventory
Crude oil	3,484	barrels	312	$89.55	3,724	barrels	213	$57.20
NGL	51	barrels	3	$45.91	26	barrels	1	$38.46
Long-term inventory subtotal			315				214

Total			$1,571				$1,325

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Debt

Debt consisted of the following (in millions):

	March 31, 2026	December 31, 2025
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 4.1% and 3.9%, respectively (1)	$411	$554
Other	9	9
Total short-term debt	420	563

LONG-TERM DEBT
Senior notes, net of unamortized discounts and debt issuance costs of $63 and $65, respectively (2)	9,120	9,118
Commercial paper notes, bearing a weighted-average interest rate of 4.1% and 3.9%, respectively (3)	675	416
Term loan, net of debt issuance costs of $1 and $1, respectively, and bearing a weighted-average interest rate of 4.8% and 5.0%, respectively (4)	1,099	1,099
Other	62	63
Total long-term debt	10,956	10,696
Total debt (5)	$11,376	$11,259

(1)We classified these commercial paper notes as short-term as of March 31, 2026 and December 31, 2025, as these notes were primarily designated as working capital borrowings, were required to be repaid within one year and were primarily for hedged inventory and NYMEX and ICE margin deposits.
(2)As of March 31, 2026 and December 31, 2025, we classified our $750 million, 4.50% senior notes due December 2026 as long-term based on our ability and intent to refinance the notes on a long-term basis.
(3)As of March 31, 2026 and December 31, 2025, we classified a portion of our commercial paper notes as long-term based on our ability and intent to refinance such amounts on a long-term basis.
(4)The closing of the Canadian NGL Business divestiture will trigger mandatory prepayment of all amounts outstanding under the term loan agreement within seven business days of the closing of such divestiture. See Note 1 for additional information about the pending Canadian NGL Business divestiture.
(5)Our fixed-rate senior notes had a face value of approximately $9.2 billion at both March 31, 2026 and December 31, 2025. We estimated the aggregate fair value of these notes as of March 31, 2026 and December 31, 2025 to be approximately $8.9 billion and $9.0 billion, respectively. Our fixed-rate senior notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. We estimate that the carrying value of outstanding borrowings under our commercial paper program and our term loan approximate fair value as interest rates reflect current market rates. The fair value estimates for our senior notes, commercial paper program and term loan are based upon observable market data and are classified in Level 2 of the fair value hierarchy.

Borrowings and Repayments

Total borrowings under our credit facilities and commercial paper program for the three months ended March 31, 2026 and 2025 were approximately $26.5 billion and $12.9 billion, respectively. Total repayments under our commercial paper program were approximately $26.4 billion and $12.8 billion for the three months ended March 31, 2026 and 2025, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2026 and December 31, 2025, we had outstanding letters of credit of $118 million and $95 million, respectively.

Note 7—Partners’ Capital and Distributions

Units Outstanding

The following tables present the activity for our preferred and common units:

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2025	58,411,908	800,000	705,520,697
Issuances of common units under equity-indexed compensation plans	—	—	10,986
Outstanding at March 31, 2026	58,411,908	800,000	705,531,683

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2024	71,090,468	800,000	703,770,300
Repurchase of Series A preferred units	(12,678,560)	—	—
Issuances of common units under equity-indexed compensation plans	—	—	5,650
Outstanding at March 31, 2025	58,411,908	800,000	703,775,950

Distributions to Our Unitholders

Series A Preferred Unit Distributions. Distributions on the Series A preferred units accumulate and are payable quarterly within 45 days following the end of each quarter. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information regarding Series A preferred unit distributions. The following table details distributions to our Series A preferred unitholders paid during or pertaining to the first three months of 2026 (in millions, except per unit data):

			Series A Preferred Unitholders
Distribution Payment Date	Record Date (1)	Distribution Period	Cash Distribution	Distribution per Unit
May 15, 2026 (2)	May 1, 2026	January 1, 2026 through March 31, 2026	$36	$0.615
February 13, 2026	January 30, 2026	October 1, 2025 through December 31, 2025	$36	$0.615

(1)Payable to unitholders of record at the close of business on the applicable Record Date.
(2)At March 31, 2026, such amount was accrued as distributions payable in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Unit Distributions. Distributions on the Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November (or the immediately succeeding Business Day). See Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information regarding Series B preferred unit distributions. The following table details distributions paid or to be paid to our Series B preferred unitholders (in millions, except per unit data):

			Series B Preferred Unitholders
Distribution Payment Date	Record Date (1)	Distribution Period	Cash Distribution	Distribution per Unit
May 15, 2026 (2)	May 1, 2026	February 15, 2026 through May 14, 2026	$16	$19.84
February 17, 2026	February 2, 2026	November 15, 2025 through February 14, 2026	$17	$21.02

(1)Payable to unitholders of record at the close of business on the applicable Record Date.
(2)At March 31, 2026, approximately $8 million of accrued distributions payable to our Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

Common Unit Distributions. The following table details distributions to our common unitholders paid during or pertaining to the first three months of 2026 (in millions, except per unit data):

			Distributions			Distribution per Common Unit
Distribution Payment Date	Record Date (1)	Distribution Period	Common Unitholders		Total Cash Distribution
			Public	AAP
May 15, 2026	May 1, 2026	January 1, 2026 through March 31, 2026	$198	$97	$295	$0.4175
February 13, 2026	January 30, 2026	October 1, 2025 through December 31, 2025	$198	$97	$295	$0.4175

(1)Payable to unitholders of record at the close of business on the applicable Record Date.

Noncontrolling Interests in Subsidiaries

As of March 31, 2026, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in Plains Oryx Permian Basin LLC (the “Permian JV”), (ii) a 30% interest in Cactus II Pipeline LLC (“Cactus II”) and (iii) a 33% interest in Red River Pipeline Company LLC (“Red River”).

Distributions to Noncontrolling Interests

The following table details distributions paid to noncontrolling interests during the periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Permian JV	$84	$105
Cactus II	15	22
Red River	4	5
	$103	$132

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8—Derivatives and Risk Management Activities

We identify the risks that underlie our core business activities and use risk management strategies to mitigate those risks when we determine that there is value in doing so. We use various derivative instruments to manage our exposure to commodity price risk, interest rate risk and currency exchange rate risk. Our commodity price risk management policies and procedures are designed to help ensure that our hedging activities address our risks by monitoring our derivative positions, as well as physical volumes, grades, locations, delivery schedules and storage capacity. Our interest rate risk and currency exchange rate risk management policies and procedures are designed to monitor our derivative positions and ensure that those positions are consistent with our objectives and approved strategies. Our policy is to use derivative instruments for risk management purposes and not for the purpose of speculating on changes in commodity prices or interest rates. When we apply hedge accounting, our policy is to formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives for undertaking the hedge. This process includes specific identification of the hedging instrument and the hedged transaction, the nature of the risk being hedged and how the hedging instrument’s effectiveness will be assessed. At the inception of the hedging relationship, we assess whether the derivatives employed are highly effective in offsetting changes in cash flows of anticipated hedged transactions. Throughout the hedging relationship, retrospective and prospective hedge effectiveness is assessed on a qualitative basis.

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

At March 31, 2026 and December 31, 2025, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and, in certain circumstances, to optimize profits. As of March 31, 2026, net derivative positions related to these activities included:

•A net long position of 11.4 million barrels associated with our crude oil purchases, which will be unwound ratably through June 2026 to match monthly average pricing.
•A net short time spread position of 2.9 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through July 2026.
•A net crude oil basis spread position of 1.6 million barrels at multiple locations through March 2027. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 9.5 million barrels through December 2029 related to anticipated net sales of crude oil inventory.

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended March 31,
	2026	2025
Product sales revenues	$88	$(1)
Field operating costs	1	(2)
Net gain/(loss) from commodity derivative activity	$89	$(3)

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

	March 31, 2026	December 31, 2025
Initial margin	$82	$16
Variation margin posted/(returned)	(152)	4
Letters of credit	(18)	(1)
Net broker receivable/(payable)	$(88)	$19

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

	March 31, 2026				December 31, 2025
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$247	$(103)	$(88)	$56	$18	$(24)	$19	$13
Other long-term assets, net	1	—	—	1	1	—	—	1
Derivative Liabilities
Other current liabilities	—	(17)	—	(17)	(1)	—	—	(1)
Other long-term liabilities and deferred credits	6	(4)	—	2	10	(8)	—	2
Total	$254	$(124)	$(88)	$42	$28	$(32)	$19	$15

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

As of March 31, 2026, there was a net loss of $28 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2056 as the underlying hedged transactions impact earnings.

The following table summarizes the net unrealized loss recognized in AOCI for derivatives (in millions):

	Three Months Ended March 31,
	2026	2025
Interest rate derivatives, net	$—	$(1)

At March 31, 2026 and December 31, 2025, we did not have any interest rate hedges recorded on our Condensed Consolidated Balance Sheets.

Currency Exchange Rate Risk Hedging

In connection with the pending sale of the Canadian NGL Business, we entered into a forward currency instrument (CAD$4.5 billion notional amount) to hedge currency exchange risk. The instrument is contingent upon the sale occurring and will settle at closing. The cost of the deal-contingent structure is embedded in the hedge rate. As of March 31, 2026, the sale of the Canadian NGL Business is probable and the fair value of the instrument is an asset of $61 million, presented in “Other current assets” on our Condensed Consolidated Balance Sheet. For the three months ended March 31, 2026, we recognized a gain of $53 million, which was included in “Gains on asset sales and other, net” on our Condensed Consolidated Statements of Operations. As of March 31, 2026, for the periods covered by the instrument, the average fixed USD to CAD rate of the instrument is $1.37 and the average forward USD to CAD rate is $1.39. See Note 1 for additional information regarding the pending sale of the Canadian NGL Business.

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of March 31, 2026			Fair Value as of December 31, 2025
Recurring Fair Value Measures (1)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commodity derivatives	$99	$31	$130	$(2)	$(2)	$(4)
Foreign currency derivatives	—	61	61	—	8	8
Total net derivative asset/(liability)	$99	$92	$191	$(2)	$6	$4

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

Note 9—Related Party Transactions

See Note 17 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for a complete discussion of related parties, including the determination of our related parties and nature of involvement with such related parties.

Promissory Notes with our General Partner

We and certain Plains entities have issued promissory notes to facilitate financing. Our outstanding related party notes receivable and related party notes payable balances were as follows (in millions):

	March 31, 2026	December 31, 2025
Related party notes receivable (1)	$1,317	$1,339
Related party notes payable (1)	$1,317	$1,339

(1)We have elected to present our related party notes with the same counterparty on a net basis on our Condensed Consolidated Balance Sheets because there is a legal right to offset and we intend to offset with the counterparty.

Accrued and unpaid interest receivable/payable was $7 million and $30 million as of March 31, 2026 and December 31, 2025, respectively. Interest income/expense on the related party notes totaled $23 million and $20 million for the three months ended March 31, 2026 and 2025, respectively.

Transactions with Other Related Parties

During the three months ended March 31, 2026 and 2025, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended March 31,
	2026	2025
Revenues from related parties	$13	$11

Purchases and related costs from related parties	$74	$97

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	March 31, 2026	December 31, 2025
Trade accounts receivable and other receivables, net from related parties (1)	$33	$49

Trade accounts payable to related parties (1) (2)	$51	$64

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

Our estimated undiscounted reserves for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) were reflected on our Condensed Consolidated Balance Sheets as follows (in millions):

	March 31, 2026	December 31, 2025
Other current liabilities	$8	$13
Other long-term liabilities and deferred credits	66	70
Total	$74	$83

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015 we experienced a release of crude oil from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. Effective as of March 31, 2026, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $870 million, which includes actual emergency response and clean-up costs, natural resource damage assessments, fines and penalties incurred, certain third-party claims settlements, and estimated costs associated with our remaining Line 901 lawsuits and claims as described below, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations. This estimate considers our prior experience in environmental investigation and remediation matters and available data from, and in consultation with, our environmental and other specialists, as well as currently available facts and presently enacted laws and regulations. We have made assumptions for (i) the resolution of certain third-party claims and lawsuits, but excluding claims and lawsuits with respect to which losses are not probable and reasonably estimable, and (ii) the nature, extent and cost of legal services that will be required in connection with all lawsuits, claims and other matters requiring legal or expert advice associated with the Line 901 incident. Our estimate does not include any lost revenue associated with the shutdown of Line 901 or 903 and does not include any liabilities or costs that are not reasonably estimable at this time or that relate to contingencies where we currently regard the likelihood of loss as being only reasonably possible or remote. We believe we have accrued adequate amounts for all probable and reasonably estimable costs; however, this estimate is subject to uncertainties associated with the assumptions that we have made. For example, with respect to potential losses that we regard as only reasonably possible or remote, we have made assumptions regarding the strength of our legal position based on our assessment of the relevant facts and applicable law and precedent; if our assumptions regarding such matters turn out to be inaccurate (i.e., we are found to be liable under circumstances where we regard the likelihood of loss as being only reasonably possible or remote), we could be responsible for significant costs and expenses that are not currently included in our estimates and accruals. In addition, for any potential losses that we regard as probable and for which we have accrued an estimate of the potential losses, our estimates regarding damages, legal fees, court costs and interest could turn out to be inaccurate and the actual losses we incur could be significantly higher than the amounts included in our estimates and accruals. Also, the amount of time it takes for us to resolve all of the current and future lawsuits and claims that relate to the Line 901 incident could turn out to be significantly longer than we have assumed, and as a result the costs we incur for legal services could be significantly higher than we have estimated.

During the three months ended March 31, 2026 and 2025, we did not recognize any costs related to the Line 901 incident. As of March 31, 2026 and December 31, 2025, we had a remaining undiscounted gross liability of approximately $23 million and $22 million, respectively, related to the Line 901 incident, which aggregate amounts are reflected in “Current liabilities” on our Condensed Consolidated Balance Sheet.

We maintain insurance coverage, which is subject to certain exclusions and deductibles, in the event of such liabilities. To date, we have collected approximately $295 million of the $500 million available under our 2015 insurance program. With respect to the Line 901 incident, we do not have any amounts recorded as receivables that are recognized on our Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025.

We have completed the required clean-up and remediation work with respect to the Line 901 incident; however, we expect to make payments for additional legal and professional costs during future periods. The only remaining Line 901 lawsuit is pending in California Superior Court in Santa Barbara County, in which a landowner on an adjacent pipeline is alleging property damage from the “stigma” of the Line 901 incident. We are vigorously defending this lawsuit, which has not yet been set for trial, and believe we have strong defenses. Taking into account the costs that we have included in our total estimate of costs for the Line 901 incident and considering what we regard as very strong defenses to the claims made in our remaining Line 901 lawsuits, we do not believe the ultimate resolution of such remaining lawsuit will have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

L48 Pipeline Release. In March of 2025, our subsidiary, Pacific Pipeline System LLC, experienced a crude oil release of approximately 125 barrels on a segment of the Line 48 pipeline in Carson, California. Clean-up and remediation activities were conducted in cooperation with applicable state and federal regulatory agencies. An investigation by the California Office of the State Fire Marshall is not complete. To date no charges, fines or penalties have been assessed against us with respect to this release; however, it is possible that charges, fines or penalties may be assessed against us in the future. We provided notification to our applicable insurance carriers and intend to pursue reimbursement of any costs incurred in excess of our $10 million self-insured retention. We estimate that the aggregate cost to clean-up and remediate the site will be approximately $15 million. Through March 31, 2026, we incurred $12 million in connection with clean-up and remediation activities.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Segment Information

Our operating segments, Crude Oil and NGL, which are also our reportable segments, are organized by product as our Crude Oil and NGL businesses are generally impacted by different market fundamentals and require the use of different assets and business strategies. The Crude Oil segment includes our crude oil pipelines, crude oil storage and marine terminals and related crude oil marketing activities. Our crude oil marketing activities are included in our Crude Oil reporting segment as its primary purpose is to support the utilization of our assets by entering into transactions that facilitate increased volumes handled by our assets, resulting in additional earnings for the segment. The NGL segment includes our NGL assets located in the United States.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following tables reflect certain financial data from continuing operations for each segment (in millions):

	Crude Oil	NGL	Intersegment Elimination	Total
Three Months Ended March 31, 2026
Revenues (1):
Product sales	$12,106	$39	$(119)	$12,026
Services	442	2	—	444
Total revenues	12,548	41	(119)	12,470

Significant segment expenses:
Purchases and related costs (1)	(11,579)	(33)	119	(11,493)
Field operating costs	(291)	(10)	—	(301)
Segment general and administrative expenses	(76)	(5)	—	(81)
Total significant segment expenses	(11,946)	(48)	119	(11,875)

Equity earnings in unconsolidated entities	89	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	20	—
Derivative activities and inventory valuation adjustments (4)	130	—
Long-term inventory costing adjustments (5)	(112)	—
Deficiencies under minimum volume commitments, net (6)	(32)	—
Equity-indexed compensation expense (7)	10	—
Foreign currency revaluation (8)	(4)	—
Segment amounts attributable to noncontrolling interests (9)	(121)	—
Total other segment items	(109)	—

Segment Adjusted EBITDA	$582	$(7)

Investment and acquisition capital expenditures (10) (11)	$171	$—		$171
Maintenance capital expenditures (11)	$35	$—		$35

As of March 31, 2026
Investments in unconsolidated entities	$2,838	$—		$2,838

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Crude Oil	NGL	Intersegment Elimination	Total
Three Months Ended March 31, 2025
Revenues (1):
Product sales	$11,008	$41	$(3)	$11,046
Services	431	—	—	431
Total revenues	11,439	41	(3)	11,477

Significant segment expenses:
Purchases and related costs (1)	(10,488)	(32)	3	(10,517)
Field operating costs	(292)	(8)	—	(300)
Segment general and administrative expenses	(79)	(6)	—	(85)
Total significant segment expenses	(10,859)	(46)	3	(10,902)

Equity earnings in unconsolidated entities	103	—

Other segment items (2):
Depreciation and amortization of unconsolidated entities (3)	20	—
Derivative activities and inventory valuation adjustments (4)	(24)	—
Deficiencies under minimum volume commitments, net (6)	(7)	—
Equity-indexed compensation expense (7)	9	—
Transaction-related expenses (12)	5	—
Segment amounts attributable to noncontrolling interests (9)	(127)	—
Total other segment items	(124)	—

Segment Adjusted EBITDA	$559	$(5)

Investment and acquisition capital expenditures (10) (11)	$785	$—		$785
Maintenance capital expenditures (11)	$31	$2		$33

As of December 31, 2025
Investments in unconsolidated entities	$2,846	$—		$2,846

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
(7)Our total equity-indexed compensation expense includes expense associated with awards that will be settled in units and awards that will be settled in cash. The awards that will be settled in units are included in our diluted net income per unit calculation when the applicable performance criteria have been met. We exclude compensation expense associated with these awards in determining Segment Adjusted EBITDA as the dilutive impact of the outstanding awards is included in our diluted net income per unit calculation, as applicable. The portion of compensation expense associated with awards that will be settled in cash is not excluded in determining Segment Adjusted EBITDA. See Note 18 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for a discussion regarding our equity-indexed compensation plans.
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
(12)Primarily related to deal-specific costs incurred during the periods presented.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Segment Adjusted EBITDA Reconciliation

The following table reconciles Segment Adjusted EBITDA to Income from continuing operations, net of tax (in millions):

	Three Months Ended March 31,
	2026	2025
Segment Adjusted EBITDA	$575	$554
Total other segment items (1)	109	124
Depreciation and amortization	(243)	(232)
Gains on asset sales and other, net	53	13
Gain on investments in unconsolidated entities, net	—	31
Interest expense, net	(167)	(127)
Other income, net	8	26
Income from continuing operations before tax	335	389
Income tax expense from continuing operations	(1)	(9)
Income from continuing operations, net of tax	$334	$380

(1)See footnotes to the segment financial data tables above for a more detailed discussion of Other segment items.

Item 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The following discussion is intended to provide investors with an understanding of our financial condition and results of our operations and should be read in conjunction with our historical Consolidated Financial Statements and accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations as presented in our 2025 Annual Report on Form 10-K. For more detailed information regarding the basis of presentation for the following financial information, see the Condensed Consolidated Financial Statements and related notes that are contained in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Pending Sale of Canadian NGL Business

On June 17, 2025, we entered into a definitive SPA with Keyera, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of Plains Midstream Canada ULC, our wholly-owned subsidiary that owns substantially all of the Canadian NGL Business. This transaction supports our strategic objective to focus on our core midstream crude oil operations and to reduce exposure to commodity price fluctuations and seasonality. We will divest the Canadian NGL Business as part of the sale, which includes substantially all of our NGL assets; the NGL assets that we will retain are located in the United States. This transaction is expected to close in May 2026. We determined that in conjunction with entering into the SPA, the operations of the Canadian NGL Business meet the criteria for classification as held for sale and for discontinued operations reporting, as the sale will represent a strategic shift that will have a major effect on our operations and financial results. We have applied these changes retrospectively to all periods presented. See Note 1 and Note 2 to our Condensed Consolidated Financial Statements for additional information.

Unless otherwise indicated, the discussion below relates to our continuing operations and excludes amounts related to discontinued operations.

Overview of Operating Results

We recognized net income attributable to PAA of $152 million for the three months ended March 31, 2026 compared to net income attributable to PAA of $443 million for the first three months of 2025. See the “—Results of Operations” section below for discussion of significant drivers of our results from continuing operations.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data):

	Three Months Ended March 31,		Variance
	2026	2025	$	%
Product sales revenues	$12,026	$11,046	$980	9%
Services revenues	444	431	13	3%
Purchases and related costs	(11,493)	(10,517)	(976)	(9)%
Field operating costs	(301)	(300)	(1)	—%
General and administrative expenses	(81)	(85)	4	5%
Depreciation and amortization	(243)	(232)	(11)	(5)%
Gains on asset sales and other, net	53	13	40	308%
Equity earnings in unconsolidated entities	89	103	(14)	(14)%
Gain on investments in unconsolidated entities, net	—	31	(31)	(100)%
Interest expense, net (1)	(167)	(127)	(40)	(31)%
Other income, net (1)	8	26	(18)	(69)%
Income tax expense from continuing operations	(1)	(9)	8	89%
Income from continuing operations, net of tax	334	380	(46)	(12)%
Income/(loss) from discontinued operations, net of tax	(103)	136	(239)	(176)%
Net income	231	516	(285)	(55)%
Net income attributable to noncontrolling interests	(79)	(73)	(6)	(8)%
Net income attributable to PAA	$152	$443	$(291)	(66)%

Basic and diluted net income/(loss) per common unit:
Continuing operations	$0.29	$0.30	$(0.01)	(3)%
Discontinued operations	(0.15)	0.19	(0.34)	(179)%
Basic and diluted net income per common unit	$0.14	$0.49	$(0.35)	(71)%
Basic and diluted weighted average common units outstanding	706	704	2	—%

(1)“Interest expense, net” and “Other income, net” each include $23 million for the three months ended March 31, 2026 and $20 million for the three months ended March 31, 2025 related to interest on promissory notes by and among us and certain Plains entities.
(2)See Note 2 to our Condensed Consolidated Financial Statements for a reconciliation of the line items comprising income/(loss) from discontinued operations, net of tax.

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

A majority of our crude oil sales and purchases are indexed to the prompt month price of the NYMEX Light, Sweet crude oil futures contract (“NYMEX Price”). The following table presents the range of the NYMEX Price over the last two years (in dollars per barrel):

	NYMEX Price
	Low	High	Average
Three Months Ended March 31, 2026	$56	$105	$73
Three Months Ended March 31, 2025	$66	$80	$71

Product sales revenues (including the impact of derivative mark-to-market valuations) and purchases increased for the three months ended March 31, 2026 compared to the same period in 2025 primarily due to higher crude oil sales volumes and commodity prices in the 2026 period.

Services revenues for the three months ended March 31, 2026 increased compared to the same period in 2025 primarily due to the impact of recently completed acquisitions, including our acquisition of the Cactus III pipeline in the fourth quarter of 2025, partially offset by the impact from certain Permian long-haul pipeline contract rates resetting to market during 2025.

See further discussion of net revenues (defined as revenues less purchases and related costs) in the “—Analysis of Operating Segments” section below.

Field Operating Costs

See discussion of field operating costs in the “—Analysis of Operating Segments” section below.

General and Administrative Expenses

The decrease in general and administrative expenses for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to (i) the recognition in the 2025 period of acquisition-related transaction costs and (ii) lower information systems costs in the 2026 period primarily due to the completion of certain systems conversion and integration work.

Depreciation and Amortization

The increase in depreciation and amortization for the three months ended March 31, 2026 compared to the same period in 2025 was largely driven by recently completed acquisitions.

Gains on Asset Sales and Other, Net

In connection with the pending sale of the Canadian NGL Business, we entered into a deal-contingent forward currency instrument to hedge the currency exchange risk associated with the sale in CAD. The 2026 period was impacted by the mark-to-market of this instrument. See Note 8 to our Condensed Consolidated Financial Statements for additional information regarding this instrument and our derivatives and hedging activities. See Note 1 to our Condensed Consolidated Financial Statements for additional information regarding the pending sale of the Canadian NGL Business.

Equity Earnings

See discussion of Equity earnings in unconsolidated entities in the “—Analysis of Operating Segments” section below.

Gain on Investments in Unconsolidated Entities, Net

In the first quarter of 2025, we recognized a gain of $31 million related to our acquisition of the remaining 50% interest in Cheyenne Pipeline LLC through a non-monetary transaction.

Interest Expense, Net and Other Income, Net

For the three months ended March 31, 2026 and 2025, “Interest expense, net” and “Other income, net” each include interest expense and interest income associated with promissory notes payable and receivable by and among us and certain Plains entities. These amounts are excluded from our non-GAAP performance measures Adjusted EBITDA and Implied DCF. As such, the interest expense and interest income associated with these notes are presented on a net basis in the reconciliation of these metrics to Net Income. See the “—Non-GAAP Financial Measures” section below.

The following table summarizes the components impacting Interest expense, net (in millions):

	Three Months Ended March 31,
	2026	2025
Interest expense on third-party borrowings (1)	$146	$109
Interest expense on related party promissory notes (2)	23	20
Capitalized interest	(2)	(2)
	$167	$127

(1)The increase in interest expense for the three-month 2026 period compared to the same period in 2025 was primarily driven by higher weighted-average debt outstanding in the 2026 period from (i) the issuance of an aggregate of $3.0 billion of senior notes during 2025 and (ii) higher commercial paper and term loan borrowings in the 2026 period, primarily related to the funding of the Cactus III acquisition in November 2025, partially offset by (iii) the repayment of $1.0 billion of senior notes in October 2025. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding our outstanding debt.
(2)Represents interest expense associated with promissory notes by and among us and certain Plains entities, as described above.

The following table summarizes the components impacting Other income, net (in millions):

	Three Months Ended March 31,
	2026	2025
Interest income on related party promissory notes (1)	$23	$20
Net loss on foreign currency revaluation (2)	(12)	—
Contingent consideration fair value adjustment (3)	(6)	—
Other	3	6
	$8	$26

(1)Represents interest income associated with promissory notes by and among us and certain Plains entities, as described above.
(2)The activity during the periods presented was primarily related to the impact from the change in the CAD to USD exchange rate on the portion of our intercompany net investment that is not long-term in nature.
(3)Represents the change in the estimated fair value during the period of certain potential earnout payments primarily associated with our Cactus III acquisition.

Income Tax Expense from Continuing Operations

The net favorable income tax variance for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to lower income within our Canadian operations as impacted by fluctuations of derivative mark-to-market valuations. In addition, tax expense was impacted by our continued progression of certain planning and restructuring activities within our organizational structure in connection with the pending Canadian NGL Business divestiture. Certain of these activities had income tax consequences that required recognition during the first quarter of 2026, including (i) current income tax expense of $216 million as a result of basis recapture and capital gains taxed at the applicable rates and (ii) an approximately offsetting deferred tax benefit primarily resulting from the transfer of the crude oil assets from PMC ULC to PCLP. See Note 1 to our Condensed Consolidated Financial Statements for additional information.

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

Discontinued Operations. Management believes that the presentation of certain Non-GAAP financial performance measures, such as Adjusted EBITDA, Adjusted EBITDA attributable to PAA, Implied DCF, and certain Non-GAAP financial liquidity measures, such as Adjusted Free Cash Flow and Adjusted Free Cash Flow (Excluding Changes in Assets & Liabilities), on a consolidated basis (e.g., the aggregate of continuing operations and discontinued operations) provides more relevant and useful information regarding our performance and results of operations than presenting such metrics only on a continuing operations or discontinued operations basis. In addition, as the potential sale of the Canadian NGL Business is not anticipated to close until May 2026, management continues to view the Canadian NGL Business as a component of our overall company performance and ability to fund distributions to our unitholders in the near term.

The following tables set forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA, Adjusted EBITDA attributable to PAA and Implied DCF to Net Income (in millions):

	Three Months Ended March 31,		Variance
	2026	2025	$	%
Net income (1)	$231	$516	$(285)	(55)%
Interest expense, net of certain items (2)	144	107	37	35%
Income tax expense from continuing operations	1	9	(8)	(89)%
Income tax expense from discontinued operations (3)	75	41	34	83%
Depreciation and amortization from continuing operations	243	232	11	5%
Depreciation and amortization from discontinued operations (3)	—	30	(30)	(100)%
Gains on asset sales and other, net from continuing operations	(53)	(13)	(40)	(308)%
Losses on asset sales and other, net from discontinued operations (3)	32	—	32	N/A
Gain on investments in unconsolidated entities, net	—	(31)	31	100%
Depreciation and amortization of unconsolidated entities (4)	20	20	—	—%
Selected Items Impacting Comparability (1):
Derivative activities and inventory valuation adjustments	289	(34)	323	**
Long-term inventory costing adjustments	(114)	(3)	(111)	**
Deficiencies under minimum volume commitments, net	(32)	(7)	(25)	**
Rail fleet amortization expense related to discontinued operations (5)	(7)	—	(7)	**
Equity-indexed compensation expense	10	9	1	**
Foreign currency revaluation	(6)	—	(6)	**
Transaction-related expenses	—	5	(5)	**
Selected Items Impacting Comparability - Segment Adjusted EBITDA (1) (6)	140	(30)	170	**
Foreign currency revaluation (7)	13	—	13	**
Contingent consideration fair value adjustment (8)	6	—	6	**
Selected Items Impacting Comparability - Adjusted EBITDA (1) (9)	159	(30)	189	**
Adjusted EBITDA (1) (9)	$852	$881	$(29)	(3)%
Adjusted EBITDA attributable to noncontrolling interests (10)	(122)	(127)	5	4%
Adjusted EBITDA attributable to PAA (1)	$730	$754	$(24)	(3)%

	Three Months Ended March 31,		Variance
	2026	2025	$	%
Adjusted EBITDA (1) (9) (11)	$852	$881	$(29)	(3)%
Interest expense, net of certain non-cash and other items (12)	(140)	(104)	(36)	(35)%
Maintenance capital from continuing operations (13)	(35)	(33)	(2)	(6)%
Maintenance capital from discontinued operations (13)	(11)	(8)	(3)	(38)%
Investment capital of noncontrolling interests (14)	(24)	(30)	6	20%
Current income tax expense from continuing operations, net of certain tax effects related to the pending Canadian NGL Business divestiture (15)	—	(7)	7	100%
Current income tax expense from discontinued operations (3)	(44)	(39)	(5)	(13)%
Distributions from unconsolidated entities in excess of/(less than) adjusted equity earnings (16)	(11)	(2)	(9)	**
Distributions to noncontrolling interests (17)	(103)	(132)	29	22%
Implied DCF (1)	$484	$526	$(42)	(8)%
Preferred unit distributions (17)	(53)	(64)	11	17%
Implied DCF Available to Common Unitholders (1)	$431	$462	$(31)	(7)%
Common unit cash distributions (17)	(295)	(267)
Implied DCF Excess (1) (18)	$136	$195

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
(8)We agreed to potential earnout payments associated with recently completed acquisitions, primarily our Cactus III acquisition. We consider the non-cash change in the estimated fair value of such earnout payments as a selected item impacting comparability.

(9)“Other income, net” on our Condensed Consolidated Statements of Operations, excluding interest income associated with promissory notes by and among us and certain Plains entities, adjusted for selected items impacting comparability (“Adjusted other income, net”) is included in Adjusted EBITDA and excluded from Segment Adjusted EBITDA.
(10)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.
(11)See the table above for a reconciliation from Net Income to Adjusted EBITDA.
(12)Amount excludes certain non-cash items impacting interest expense such as amortization of debt issuance costs and terminated interest rate swaps and is net of interest income associated with promissory notes by and among us and certain Plains entities.
(13)Maintenance capital expenditures are defined as capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets.
(14)Investment capital expenditures attributable to noncontrolling interests that reduce Implied DCF available to PAA common unitholders.
(15)For the three months ended March 31, 2026, amount excludes approximately $216 million of current income tax expense associated with certain planning and restructuring activities within our organizational structure in connection with the pending Canadian NGL Business divestiture that had income tax consequences that required recognition during the first quarter of 2026. See Note 1 to our Condensed Consolidated Financial Statements for additional information.
(16)Comprised of cash distributions received from unconsolidated entities less equity earnings in unconsolidated entities (adjusted for our proportionate share of depreciation and amortization, including write-downs related to cancelled projects, and selected items impacting comparability of unconsolidated entities).
(17)Cash distributions paid during the period presented.
(18)Excess DCF is retained to establish reserves for debt repayment, future distributions, common equity repurchases, capital expenditures and other partnership purposes.

Analysis of Operating Segments

We manage our operations through two operating segments: Crude Oil and NGL. Our CODM (our Chief Executive Officer) evaluates segment performance based on measures including Segment Adjusted EBITDA. See Note 11 to our Condensed Consolidated Financial Statements for our definition of Segment Adjusted EBITDA and a reconciliation of Segment Adjusted EBITDA to Income from Continuing Operations, Net of Tax. See Note 20 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for our definition of maintenance capital.

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

The following tables set forth our operating results from our Crude Oil segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions)	2026	2025	$	%
Revenues	$12,548	$11,439	$1,109	10%
Purchases and related costs	(11,579)	(10,488)	(1,091)	(10)%
Field operating costs	(291)	(292)	1	—%
Segment general and administrative expenses (2)	(76)	(79)	3	4%
Equity earnings in unconsolidated entities	89	103	(14)	(14)%

Other segment items (3):
Depreciation and amortization of unconsolidated entities	20	20	—	**
Derivative activities and inventory valuation adjustments	130	(24)	154	**
Long-term inventory costing adjustments	(112)	—	(112)	**
Deficiencies under minimum volume commitments, net	(32)	(7)	(25)	**
Equity-indexed compensation expense	10	9	1	**
Foreign currency revaluation	(4)	—	(4)	**
Transaction-related expenses	—	5	(5)	**
Segment amounts attributable to noncontrolling interests	(121)	(127)	6	**
Segment Adjusted EBITDA	$582	$559	$23	4%

Maintenance capital expenditures	$35	$31	$4	13%

	Three Months Ended March 31,		Variance
Average Volumes	2026	2025	Volumes	%
Crude oil pipeline tariff (by region) (4) (5)
Permian Basin	7,774	6,869	905	13%
South Texas / Eagle Ford	514	492	22	4%
Mid-Continent	475	415	60	14%
Other	1,276	1,310	(34)	(3)%
Total crude oil pipeline tariff	10,039	9,086	953	10%

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

Segment Adjusted EBITDA

Crude Oil Segment Adjusted EBITDA for the three months ended March 31, 2026 increased versus comparable results for the three months ended March 31, 2025. The benefit to the 2026 period results from (i) contributions from recently completed acquisitions and (ii) volume growth across our pipeline systems was partially offset by (iii) the impact from certain Permian long-haul contract rates resetting to market in 2025.

The following is a more detailed discussion of the significant factors impacting Segment Adjusted EBITDA for the three months ended March 31, 2026 compared to the same periods in 2025.

Net Revenues and Equity Earnings. Our results were favorably impacted by (i) contributions from recently completed acquisitions in the Permian Basin and South Texas regions, including our Cactus III acquisition completed in the fourth quarter of 2025, and (ii) volume growth across our pipeline systems largely driven by increased production in the Permian Basin region. These favorable impacts were partially offset by (iii) the impact from certain Permian long-haul contract rates resetting to market in 2025, including on certain of our equity method investments.

Field Operating Costs. Field operating costs were relatively flat for the three months ended March 31, 2026 compared to the same period in 2025. The impact to the 2026 period from (i) lower environmental remediation expense and (ii) lower employee-related costs and fuel expenses associated with the divestiture of certain trucking operations was mostly offset by (iii) incremental operating costs associated with recently completed acquisitions.

Maintenance Capital

The increase in maintenance capital spending for the three months ended March 31, 2026 compared to the same period in 2025 was primarily due to higher costs resulting from timing of certain pipeline integrity activities.

NGL Segment

Our NGL segment operations involve NGL storage and terminalling from our NGL assets located in the United States. Our NGL segment revenues are primarily derived from (i) providing storage and/or terminalling services at these facilities to third-party customers for a fee and (ii) the transport, storage and sale of specification NGL products. The segment results also include the direct fixed and variable field costs of operating our four NGL facilities, as well as an allocation of indirect operating costs and general and administrative expenses.

The following table sets forth our operating results from our NGL segment:

Operating Results (1)	Three Months Ended March 31,		Variance
(in millions)	2026	2025	$	%
Revenues	$41	$41	$—	—%
Purchases and related costs	(33)	(32)	(1)	(3)%
Field operating costs (2)	(10)	(8)	(2)	(25)%
Segment general and administrative expenses (2) (3)	(5)	(6)	1	17%
Segment Adjusted EBITDA	$(7)	$(5)	$(2)	(40)%

Maintenance capital expenditures	$—	$2	$(2)	(100)%

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

Segment Adjusted EBITDA

NGL Segment Adjusted EBITDA loss for the period presented was largely driven by costs that are part of the overhead of our NGL activities and are included in continuing operations as they are not related to contracts or arrangements that will be included in the sale of the Canadian NGL Business. These costs include information technology, insurance and other shared services costs.

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

As of March 31, 2026, although we had a working capital deficit of $380 million, we had approximately $1.8 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of March 31, 2026
Availability under senior unsecured revolving credit facility (1) (2)	$1,350
Availability under senior secured hedged inventory facility (1) (2)	1,344
Amounts outstanding under commercial paper program	(1,086)
Subtotal	1,608
Cash and cash equivalents	171
Total	$1,779

(1)Represents availability prior to giving effect to borrowings outstanding under our commercial paper program, which reduce available capacity under our credit facilities.
(2)Available capacity under our senior unsecured revolving credit facility and senior secured hedged inventory facility was reduced by outstanding letters of credit issued under these facilities of less than $1 million and $6 million, respectively.

Usage of our credit facilities, and, in turn, our commercial paper program, is subject to ongoing compliance with covenants. The credit agreements for our revolving credit facilities (which impact our ability to access our commercial paper program because they provide the financial backstop that supports our short-term credit ratings), the term loan and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreements, term loan or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions in our credit agreements and term loan agreement, our ability to make distributions of available cash is not restricted. We were in compliance with the covenants contained in our credit agreements, term loan and indentures as of March 31, 2026.

We believe that we have, and will continue to have, the ability to access our commercial paper program and credit facilities, which we use to meet our short-term cash needs. We believe that our financial position remains strong and we have sufficient liquid assets, cash flow from operating activities and borrowing capacity under our credit agreements to meet our financial commitments, debt service obligations, contingencies and anticipated capital expenditures. We are, however, subject to business and operational risks that could adversely affect our cash flow, including extended disruptions in the financial markets and/or energy price volatility resulting from current macroeconomic and geopolitical conditions, including actions by the Organization of Petroleum Exporting Countries (OPEC). A prolonged material decrease in our cash flows would likely produce an adverse effect on our borrowing capacity and cost of borrowing. Our borrowing capacity and borrowing costs are also impacted by our credit rating. See Item 1A. “Risk Factors” included in our 2025 Annual Report on Form 10-K for further discussion regarding risks that may impact our liquidity and capital resources.

Non-GAAP Financial Liquidity Measures

Management uses the non-GAAP financial liquidity measures Adjusted Free Cash Flow and Adjusted Free Cash Flow after Distributions to assess the amount of cash that is available for distributions, debt repayments, common equity repurchases and other general partnership purposes. Adjusted Free Cash Flow is defined as Net cash provided by operating activities, less Net cash provided by/(used in) investing activities, which primarily includes acquisition, investment and maintenance capital expenditures, investments in unconsolidated entities and related party notes and the impact from the purchase and sale of linefill, net of proceeds from the sales of assets and further impacted by distributions to and contributions from noncontrolling interests and proceeds from the issuance of related party notes. Adjusted Free Cash Flow is further reduced by cash distributions paid to our preferred and common unitholders to arrive at Adjusted Free Cash Flow after Distributions. Also see “Results of Operations—Non-GAAP Financial Measures” above for more information about our non-GAAP measures.

The following table sets forth the reconciliation of the non-GAAP financial liquidity measures Adjusted Free Cash Flow and Adjusted Free Cash Flow after Distributions from Net Cash Provided by Operating Activities and includes results from continuing operations and discontinued operations for all periods presented (in millions):

	Three Months Ended March 31,
	2026	2025
Net cash provided by operating activities	$418	$639
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow:
Net cash used in investing activities (1)	(233)	(1,149)
Cash contributions from noncontrolling interests	—	4
Cash distributions paid to noncontrolling interests (2)	(103)	(132)
Proceeds from the issuance of related party notes (1)	—	330
Adjusted Free Cash Flow	$82	$(308)
Cash distributions (3)	(348)	(331)
Adjusted Free Cash Flow after Distributions (4)	$(266)	$(639)

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

Cash Flow from Operating Activities

For a comprehensive discussion of the primary drivers of cash flow from operating activities, including the impact of varying market conditions and the timing of settlement of our derivatives, see Item 7. “Liquidity and Capital Resources—Cash Flow from Operating Activities” included in our 2025 Annual Report on Form 10-K.

Net cash provided by operating activities from continuing operations for the first three months of 2026 and 2025 was $400 million and $429 million, respectively, and primarily resulted from earnings from our operations. In addition, both periods were also impacted by changes in net operating working capital items, while the 2026 period was impacted by higher margin requirements related to our hedging activities.

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

	Net to PAA (1) (2)		Consolidated (2)		Continuing Operations
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
Capital Expenditures (3) (4)	2026	2025	2026	2025	2026	2025
Crude Oil:
Investment capital	$58	$89	$83	$120	$83	$120
Maintenance capital	30	28	35	31	35	31
Acquisition capital	88	613	88	665	88	665
	$176	$730	$206	$816	$206	$816

NGL:
Investment capital	$3	$41	$3	$41	$—	$—
Maintenance capital	11	10	11	10	—	2
	$14	$51	$14	$51	$—	$2

Total:
Investment capital	$61	$130	$86	$161	$83	$120
Maintenance capital	41	38	46	41	35	33
Acquisition capital	88	613	88	665	88	665
	$190	$781	$220	$867	$206	$818

(1)Excludes expenditures attributable to noncontrolling interests, which primarily relate to the Permian JV. Includes results from continuing operations and discontinued operations for all periods presented.
(2)Includes results from continuing operations and discontinued operations for all periods presented. Capital expenditures related to discontinued operations were $3 million and $11 million for investment and maintenance capital for the three months ended March 31, 2026, respectively. Capital expenditures for investment and maintenance capital related to discontinued operations were $41 million and $8 million for the three months ended March 31, 2025, respectively. There was no investment capital or acquisition capital related to discontinued operations for any period presented.
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
Projected 2026 Capital Expenditures. Total investment capital for the year ending December 31, 2026 is currently projected to be approximately $440 million ($350 million net to our interest), which includes approximately $15 million related to discontinued operations. Approximately half of our projected investment capital expenditures are expected to be invested in the Permian JV assets. Additionally, maintenance capital for 2026 is currently projected to be approximately $205 million ($185 million net to our interest), which includes approximately $30 million related to discontinued operations. Note that potential variation to current capital cost estimates may result from (i) changes to project design, (ii) final cost of materials and labor, (iii) timing of incurrence of costs due to uncontrollable factors such as receipt of permits or regulatory approvals and weather and (iv) timely closing of the Canadian NGL Business divestiture.

Pending Sale of Canadian NGL Business

On June 17, 2025, we entered into a definitive SPA with Keyera, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of PMC ULC, our wholly-owned subsidiary that owns substantially all of the Canadian NGL Business. This transaction is expected to close in May 2026. We expect to receive net proceeds from the sale of approximately $3.3 billion, after taxes and expenses. Any proceeds from the pending sale of the Canadian NGL Business will be used to reduce leverage, including outstanding borrowings under our commercial paper program and term loan. See Note 1 to our Condensed Consolidated Financial Statements for additional information regarding the pending sale of the Canadian NGL Business.

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

We typically do not announce a transaction until after we have executed a definitive agreement. In certain cases, in order to protect our business interests or for other reasons, we may defer public announcement of a transaction until closing or a later date. Past experience has demonstrated that discussions and negotiations regarding a potential transaction can advance or terminate in a short period of time. Moreover, the closing of any transaction for which we have entered into a definitive agreement may be subject to customary and other closing conditions, which may not ultimately be satisfied or waived. Accordingly, we can give no assurance that our current or future efforts with respect to any such transactions will be successful, and we can provide no assurance that our financial expectations with respect to such transactions will ultimately be realized. See Item 1A. “Risk Factors—Risks Related to Our Business—Acquisitions and divestitures involve risks that may adversely affect our business” included in our 2025 Annual Report on Form 10-K.

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

Borrowings and Repayments Under Credit Agreements and Term Loan

During the three months ended March 31, 2026 and 2025, we had net borrowings under our credit facilities and commercial paper program of $116 million and $71 million, respectively. The net borrowings resulted primarily from funding needs for capital investments, inventory purchases and other general partnership purposes.

Common Equity Repurchase Program

There were no repurchases under the Common Equity Repurchase Program (the “Program”) during the three months ended March 31, 2026 or 2025. At March 31, 2026, the remaining available capacity under the Program was $190 million. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information regarding the Program.

Registration Statements

We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of debt or equity securities (“Traditional Shelf”), under which we had approximately $1.1 billion of unsold securities available at March 31, 2026. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under our Traditional Shelf or WKSI Shelf during the three months ended March 31, 2026.

Distributions to Our Unitholders

Series A preferred unitholders. On May 15, 2026, we will pay a quarterly cash distribution of approximately $0.615 per unit to Series A preferred unitholders of record at the close of business on May 1, 2026 for the period from January 1, 2026 through March 31, 2026.

Series B preferred unitholders. On May 15, 2026, we will pay a quarterly cash distribution of approximately $19.84 per unit to Series B preferred unitholders of record at the close of business on May 1, 2026 for the period from February 15, 2026 through May 14, 2026.

Common Unitholders. On May 15, 2026, we will pay a quarterly cash distribution of $0.4175 per common unit ($1.67 per unit on an annualized basis) to common unitholders of record at the close of business on May 1, 2026 for the period from January 1, 2026 through March 31, 2026.

See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first three months of 2026.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of March 31, 2026, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in the Permian JV, (ii) a 30% interest in Cactus II and (iii) a 33% interest in Red River. See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the three months ended March 31, 2026.

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

The following table includes our best estimate of the amount and timing of these payments as of March 31, 2026 (in millions):

	Remainder of 2026	2027	2028	2029	2030	2031 and Thereafter	Total
Crude oil and other purchases (1)	$28,719	$31,573	$27,559	$25,162	$21,152	$43,525	$177,690

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during March 2026. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil and NGL. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At March 31, 2026 and December 31, 2025, we had outstanding letters of credit of approximately $118 million and $95 million, respectively.

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
•impacts of global geopolitical events, including conflicts in the Middle East and elsewhere, on commodity price volatility and crude oil supply and demand, as well as broader impacts on financial markets and the global macroeconomic environment;
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

Other factors described herein, as well as factors that are unknown or unpredictable, could also have a material adverse effect on future results. Please read “Risk Factors” discussed in Item 1A of our 2025 Annual Report on Form 10-K. Except as required by applicable securities laws, we do not intend to update these forward-looking statements and information.

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

Commodity Price Risk

We use derivative instruments to hedge price risk associated with the following:

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

The fair value of our commodity derivatives and the change in fair value as of March 31, 2026 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$130	$20	$(20)
Total fair value	$130

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

Interest Rate Risk

Debt. Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. We did not have any interest rate derivatives as of March 31, 2026. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. Our variable rate debt outstanding, approximately $2.185 billion, was subject to interest rate resets that generally occur within one month or less. The average interest rate on variable rate debt that was outstanding during the three months ended March 31, 2026 was approximately 4.4%, based upon rates in effect during such period. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding our debt arrangements.

Series B Preferred Units. Distributions on the Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. Distributions on the Series B preferred units accumulate based on the applicable three-month SOFR, plus certain adjustments. Based upon the Series B preferred units outstanding at March 31, 2026 and the liquidation preference of $1,000 per unit, a change of 100 basis points in interest rates would increase or decrease the annual distributions on the Series B preferred units by approximately $8 million. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information regarding our Series B preferred unit distributions.

Currency Exchange Rate Risk

We use foreign currency derivatives to hedge foreign currency exchange rate risk associated with our exposure to fluctuations in the USD-to-CAD exchange rate. The fair value of our foreign currency derivatives was an an asset of $61 million as of March 31, 2026. A 10% increase in the exchange rate (USD-to-CAD) would have resulted in an increase of $324 million to the fair value of our foreign currency derivatives. A 10% decrease in the exchange rate (USD-to-CAD) would have resulted in a decrease of $324 million to the fair value of our foreign currency derivatives. See Note 8 to our Condensed Consolidated Financial Statements for additional information regarding our currency exchange rate risk hedging.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of March 31, 2026, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the first quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

For a discussion of our risk factors, see Item 1A. of our 2025 Annual Report on Form 10-K. Those risks and uncertainties are not the only ones facing us and there may be additional matters of which we are unaware or that we currently consider immaterial. All of those risks and uncertainties could adversely affect our business, financial condition and/or results of operations.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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
Third Amendment to Credit Agreement, dated as of February 26, 2026, by and among Plains All American Pipeline, L.P., Plains Canada Liquid Pipelines ULC, Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed March 3, 2026).

10.2	—
Third Amendment to Fourth Amended and Restated Credit Agreement, dated as of February 26, 2026, by and among Plains Marketing, L.P., Plains Canada Liquid Pipelines ULC, Plains All American Pipeline, L.P., Bank of America, N.A., as Administrative Agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to our Current Report on Form 8-K filed March 3, 2026).

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

May 8, 2026

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

May 8, 2026

	By:	/s/ Chris Herbold
Chris Herbold,
Senior Vice President, Finance and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

May 8, 2026