Form 10-Q
period 2026-09-30
PLAINS ALL AMERICAN PIPELINE LP
filed 2026-11-09
CIK 1070423

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________________________________________
FORM 10-Q
________________________________________________________________________________________________________________________________

☑      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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
 If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☑ No
As of October 30, 2026, there were 707,937,400 Common Units outstanding.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION
Item 1.    UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except unit data)

	September 30, 2026	December 31, 2025
	(unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$879	$328
Trade accounts receivable and other receivables, net	5,592	3,598
Inventory	343	211
Current assets of discontinued operations (Note 2)	—	479
Other current assets	132	117
Total current assets	6,946	4,733

PROPERTY AND EQUIPMENT	22,696	22,536
Accumulated depreciation	(5,939)	(5,676)
Property and equipment, net	16,757	16,860

OTHER ASSETS
Investments in unconsolidated entities	2,726	2,846
Intangible assets, net	1,535	1,754
Linefill	888	900
Long-term operating lease right-of-use assets, net	160	198
Long-term inventory	323	214
Long-term assets of discontinued operations (Note 2)	—	2,557
Other long-term assets, net	139	107
Total assets	$29,474	$30,169

LIABILITIES AND PARTNERS’ CAPITAL

CURRENT LIABILITIES
Trade accounts payable	$5,643	$3,457
Short-term debt (Note 6)	9	563
Current liabilities of discontinued operations (Note 2)	125	382
Other current liabilities	572	529
Total current liabilities	6,349	4,931

LONG-TERM LIABILITIES
Long-term debt (Note 6)	9,911	10,696
Long-term operating lease liabilities	183	202
Long-term liabilities of discontinued operations (Note 2)	—	606
Other long-term liabilities and deferred credits	379	654
Total long-term liabilities	10,473	12,158

COMMITMENTS AND CONTINGENCIES (NOTE 10)

PARTNERS’ CAPITAL
Series A preferred unitholders (0 and 58,411,908 units outstanding, respectively)	—	1,248
Series B preferred unitholders (800,000 and 800,000 units outstanding, respectively)	787	787
Common unitholders (707,937,400 and 705,520,697 units outstanding, respectively)	8,675	7,801
Total partners’ capital excluding noncontrolling interests	9,462	9,836
Noncontrolling interests	3,190	3,244
Total partners’ capital	12,652	13,080
Total liabilities and partners’ capital	$29,474	$30,169
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
REVENUES
Product sales revenues	$14,700	$11,150	$43,946	$32,389
Services revenues	473	428	1,388	1,309
Total revenues	15,173	11,578	45,334	33,698
COSTS AND EXPENSES
Purchases and related costs	14,030	10,585	42,078	30,862
Field operating costs	306	288	934	873
General and administrative expenses	78	83	270	251
Depreciation and amortization	235	230	721	696
(Gains)/losses on asset sales, asset impairments and other, net	8	(92)	14	(64)
Total costs and expenses	14,657	11,094	44,017	32,618
OPERATING INCOME	516	484	1,317	1,080
OTHER INCOME/(EXPENSE)
Equity earnings in unconsolidated entities	85	96	263	292
Gain on/(impairment of) investments in unconsolidated entities, net	(68)	—	(68)	31
Interest expense (net of capitalized interest of $2, $4, $5 and $9, respectively)	(131)	(135)	(451)	(395)
Other income, net	19	14	69	70
INCOME FROM CONTINUING OPERATIONS BEFORE TAX	421	459	1,130	1,078
Current income tax (expense)/benefit from continuing operations	4	(5)	(319)	(11)
Deferred income tax (expense)/benefit from continuing operations	(12)	(1)	210	(6)
INCOME FROM CONTINUING OPERATIONS, NET OF TAX	413	453	1,021	1,061
INCOME FROM DISCONTINUED OPERATIONS, NET OF TAX (NOTE 2)	40	76	1,588	281
NET INCOME	453	529	2,609	1,342
Net income attributable to noncontrolling interests	(90)	(88)	(264)	(249)
NET INCOME ATTRIBUTABLE TO PAA	$363	$441	$2,345	$1,093

NET INCOME/(LOSS) PER COMMON UNIT (NOTE 4):
Net income/(loss) allocated to common unitholders — Basic and Diluted:
Continuing operations	$(81)	$311	$239	$599
Discontinued operations	40	76	1,588	281
Net income/(loss) allocated to common unitholders — Basic and Diluted	$(41)	$387	$1,827	$880

Basic and diluted weighted average common units outstanding	707	704	706	704
Basic and diluted net income/(loss) per common unit:
Continuing operations	$(0.12)	$0.44	$0.34	$0.85
Discontinued operations	0.06	0.11	$2.25	$0.40
Basic and diluted net income/(loss) per common unit	$(0.06)	$0.55	$2.59	$1.25
The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(unaudited)		(unaudited)
Net income	$453	$529	$2,609	$1,342
Other comprehensive income/(loss)	1	(51)	(61)	142
Comprehensive income	454	478	2,548	1,484
Comprehensive income attributable to noncontrolling interests	(90)	(88)	(264)	(249)
Comprehensive income attributable to PAA	$364	$390	$2,284	$1,235

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
ACCUMULATED OTHER COMPREHENSIVE INCOME/(LOSS)
(in millions)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2025	$(29)	$(872)	$5	$(896)

Reclassification adjustments	3	—	—	3
Currency translation adjustments	—	(59)	—	(59)
Other	—	—	(5)	(5)
Total period activity	3	(59)	(5)	(61)
Balance at September 30, 2026	$(26)	$(931)	$—	$(957)

	Derivative Instruments	Translation Adjustments	Other	Total
	(unaudited)
Balance at December 31, 2024	$(44)	$(1,039)	$—	$(1,083)

Reclassification adjustments	4	—	—	4
Unrealized gain on hedges	9	—	—	9
Currency translation adjustments	—	127	—	127
Other	—	—	2	2
Total period activity	13	127	2	142
Balance at September 30, 2025	$(31)	$(912)	$2	$(941)

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Nine Months Ended September 30,
	2026	2025
	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$2,609	$1,342
Reconciliation of net income to net cash provided by operating activities:
Income from discontinued operations, net of tax	(1,588)	(281)
Depreciation and amortization	721	696
(Gains)/losses on asset sales, asset impairments and other, net	14	(64)
Deferred income tax expense/(benefit)	(210)	6
(Gain)/loss on foreign currency revaluation	(15)	19
Settlement of terminated interest rate hedging instruments	—	7
Equity earnings in unconsolidated entities	(263)	(292)
Distributions on earnings from unconsolidated entities	313	369
(Gain on)/impairment of investments in unconsolidated entities, net	68	(31)
Other	46	47
Changes in assets and liabilities, net of acquisitions	188	18
Cash provided by operating activities - continuing operations	1,883	1,836
Cash provided by operating activities - discontinued operations	159	314
Net cash provided by operating activities	2,042	2,150
CASH FLOWS FROM INVESTING ACTIVITIES
Cash paid in connection with acquisitions, net of cash acquired	(150)	(865)
Additions to property, equipment and other	(407)	(495)
Cash paid for purchases of linefill	(12)	(17)
Proceeds from sales of assets	35	27
Cash received from sales of linefill	37	—
Investments in related party notes	—	(330)
Other investing activities	20	—
Cash used in investing activities - continuing operations	(477)	(1,680)
Cash provided by/(used in) investing activities - discontinued operations	3,480	(151)
Net cash provided by/(used in) investing activities	3,003	(1,831)
CASH FLOWS FROM FINANCING ACTIVITIES
Net repayments under commercial paper program (Note 6)	(970)	(393)
Repayment under term loan (Note 6)	(1,100)	—
Proceeds from the issuance of senior notes (Note 6)	—	2,246
Proceeds from the issuance of junior subordinated notes (Note 6)	1,500	—
Repayments of senior notes (Note 6)	(750)	—
Proceeds from the issuance of related party notes	—	330
Repurchase of common units	—	(8)
Repurchase of Series A preferred units (Note 7)	(1,687)	(333)
Distributions paid to Series A preferred unitholders (Note 7)	(137)	(118)
Distributions paid to Series B preferred unitholders (Note 7)	(49)	(53)
Distributions paid to common unitholders (Note 7)	(884)	(802)
Distributions paid to noncontrolling interests (Note 7)	(317)	(339)
Contributions from noncontrolling interests	—	34
Other financing activities	(83)	(64)
Net cash provided by/(used in) financing activities	(4,477)	500

Effect of translation adjustment - continuing operations	(17)	13
Effect of translation adjustment - discontinued operations	—	—

Net increase in cash and cash equivalents and restricted cash	551	832
Cash and cash equivalents and restricted cash, beginning of period	328	348
Cash and cash equivalents and restricted cash, end of period	$879	$1,180

Cash paid for:
Interest, net of amounts capitalized	$461	$382
Income taxes, net of amounts refunded	$55	$80

The accompanying notes are an integral part of these condensed consolidated financial statements.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ CAPITAL
(in millions)

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2025	$1,248	$787	$7,801	$9,836	$3,244	$13,080
Net income	101	49	2,195	2,345	264	2,609
Distributions (Note 7)	(101)	(49)	(884)	(1,034)	(317)	(1,351)
Other comprehensive loss	—	—	(61)	(61)	—	(61)
Repurchase of Series A preferred units (Note 7)	(1,251)	—	(358)	(1,609)	—	(1,609)
Other	3	—	(18)	(15)	(1)	(16)
Balance at September 30, 2026	$—	$787	$8,675	$9,462	$3,190	$12,652

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at June 30, 2026	$1,250	$787	$9,042	$11,079	$3,212	$14,291
Net income	29	17	317	363	90	453
Distributions (Note 7)	(29)	(17)	(295)	(341)	(112)	(453)
Other comprehensive income	—	—	1	1	—	1
Repurchase of Series A preferred units (Note 7)	(1,251)	—	(358)	(1,609)	—	(1,609)
Other	1	—	(32)	(31)	—	(31)
Balance at September 30, 2026	$—	$787	$8,675	$9,462	$3,190	$12,652

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at December 31, 2024	$1,514	$787	$7,512	$9,813	$3,283	$13,096
Net income	110	53	930	1,093	249	1,342
Distributions	(110)	(53)	(802)	(965)	(339)	(1,304)
Other comprehensive income	—	—	142	142	—	142
Repurchase of Series A preferred units	(270)	—	(43)	(313)	—	(313)
Repurchase of common units	—	—	(8)	(8)	—	(8)
Contributions from noncontrolling interests	—	—	—	—	34	34
Other	3	—	(2)	1	(1)	—
Balance at September 30, 2025	$1,247	$787	$7,729	$9,763	$3,226	$12,989

	Limited Partners			Partners’ Capital Excluding Noncontrolling Interests	Noncontrolling Interests	Total Partners’ Capital
	Preferred Unitholders		Common Unitholders
	Series A	Series B
	(unaudited)
Balance at June 30, 2025	$1,246	$787	$7,673	$9,706	$3,243	$12,949
Net income	36	18	387	441	88	529
Distributions	(36)	(18)	(267)	(321)	(110)	(431)
Other comprehensive loss	—	—	(51)	(51)	—	(51)
Contributions from noncontrolling interests	—	—	—	—	5	5
Other	1	—	(13)	(12)	—	(12)
Balance at September 30, 2025	$1,247	$787	$7,729	$9,763	$3,226	$12,989
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

Our non-economic general partner interest is held by PAA GP LLC (“PAA GP”), a Delaware limited liability company, whose sole member is Plains AAP, L.P. (“AAP”), a Delaware limited partnership. In addition to its ownership of PAA GP, as of September 30, 2026, AAP also owned a limited partner interest in us through its ownership of approximately 233.0 million of our common units (approximately 33% of our total outstanding common units). Plains All American GP LLC (“GP LLC”), a Delaware limited liability company, is AAP’s general partner. Plains GP Holdings, L.P. (“PAGP”) is the sole and managing member of GP LLC, and, at September 30, 2026, owned an approximate 85% limited partner interest in AAP. PAA GP Holdings LLC (“PAGP GP”) is the general partner of PAGP.

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

The financial statements have been prepared in accordance with the instructions for interim reporting as set forth by the SEC. The condensed consolidated balance sheet data as of December 31, 2025 was derived from audited financial statements, but does not include all disclosures required by GAAP. The results of operations for the three and nine months ended September 30, 2026 should not be taken as indicative of results to be expected for the entire year. All adjustments (consisting only of normal recurring adjustments) that in the opinion of management were necessary for a fair statement of the results for the interim periods have been reflected. All significant intercompany balances and transactions have been eliminated in consolidation, and certain reclassifications have been made to information from previous years to conform to the current presentation. These reclassifications had no impact on net income or total partners’ capital.

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

Subsequent to the sale of the Canadian NGL Business, during the third quarter of 2026, we effected changes in the primary financial information provided to and reviewed by our CODM for assessing performance and allocating resources. As a result, we now present one single, consolidated operating and reportable segment. Prior to the third quarter of 2026, we had defined our operating and reportable segments as Crude Oil and NGL. See Note 11 for further discussion of segment information. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure.

Subsequent Events

Subsequent events have been evaluated through the financial statements issuance date and have been included in the following footnotes where applicable.

Recent Accounting Pronouncements, Disclosure Rules and Other Legislation

Except as discussed in our 2025 Annual Report on Form 10-K, there have been no new accounting pronouncements that have become effective or have been issued during the nine months ended September 30, 2026 that are of significance or potential significance to us.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2—Canadian NGL Business Divestiture and Discontinued Operations

On June 17, 2025, we entered into a definitive Share Purchase Agreement (as amended to date, the “SPA”) with Keyera Corp. (“Keyera”), an Alberta corporation, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of Plains Midstream Canada ULC (“PMC ULC”), our wholly-owned subsidiary that owned our NGL business in Canada (the “Canadian NGL Business”). The transaction closed on May 12, 2026, and, pursuant to the SPA, we have received cash consideration of approximately CAD$5.390 billion (approximately $3.927 billion), including working capital and other certain post-closing adjustments as defined in the SPA. As part of the sale, we divested the Canadian NGL Business, which included substantially all of our NGL assets; the NGL assets that we retained are located in the United States. The divestiture aligns with management’s strategy to focus on its crude oil operations. Prior to its classification as held for sale and presentation as discontinued operations, the Canadian NGL Business was part of our previous NGL reportable segment.

In June 2025, we entered into a forward currency instrument to hedge currency exchange risk associated with proceeds from the sale of our Canadian NGL Business. See Note 8 for additional information.

In connection with the closing of the Canadian NGL Business divestiture, we and Keyera entered into certain agreements, including:

•a tax matters agreement that governs our and Keyera’s tax rights and obligations after closing. At the closing of the divestiture, we recognized a liability of approximately $60 million related to our obligation to indemnify Keyera against any exposure to certain tax assessments by the Canadian tax authorities against PMC ULC. During the third quarter of 2026, we submitted a payment of approximately $12 million to Keyera. As of September 30, 2026, we have recognized a liability of approximately $48 million, which is reflected within “Current liabilities of discontinued operations” on our Condensed Consolidated Balance Sheet; and

•an agreement for certain hedging arrangements and payments relating to the differential between the price of natural gas and the extracted NGL commodities (“Frac Spread”) for a twelve-month period commencing the first month after the closing date. As a result of this arrangement, we will guarantee a minimum Frac Spread margin on certain volumes. This agreement was settled and terminated for $15 million in July 2026.

Additionally, we completed certain planning and restructuring activities within our organizational structure in connection with the Canadian NGL Business divestiture. In the first quarter of 2026, PMC ULC contributed its crude oil assets to a newly formed, wholly-owned subsidiary, PCLP. While this transaction was among entities under common control and recorded at a carry-over basis under GAAP, the applicable Canadian tax law recognizes the transaction at fair value, resulting in a new tax basis to PCLP as of the date of the contribution by PMC ULC. These activities created current tax expense of approximately $311 million as a result of basis recapture and capital gains taxed at the applicable rates and withholding taxes on distributions. This also created a partially offsetting $217 million deferred tax benefit primarily resulting from the new tax basis in the assets received by PCLP for the nine months ended September 30, 2026. Since the transaction relates to our crude oil business, the tax impacts are presented in “Current income tax (expense)/benefit from continuing operations” and “Deferred income tax (expense)/benefit from continuing operations,” respectively, on our Condensed Consolidated Statements of Operations. Further, we recorded current income tax expense from discontinued operations of $82 million during the nine months ended September 30, 2026. As of September 30, 2026, a related liability of $77 million was included in “Current liabilities of discontinued operations” on our Condensed Consolidated Balance Sheet. Management also determined, based on analysis provided by external tax advisors, that there were no liabilities for uncertain tax positions resulting from the restructuring activities.

We determined that in conjunction with entering into the SPA, the operations of the Canadian NGL Business met the criteria for classification as held for sale and for discontinued operations reporting, as the sale represented a strategic shift that had a major effect on our operations and financial results. Depreciation and amortization on the long-lived assets of the Canadian NGL Business disposal group ceased upon meeting the criteria to be classified as assets held for sale. The Canadian NGL Business disposal group was recorded at its historical carrying value, as the fair value of the disposal group, less estimated costs to sell, was greater than the carrying value of the Canadian NGL Business disposal group. Upon the completion of the divestiture on May 12, 2026, we derecognized all assets and liabilities of the Canadian NGL Business. We recognized a gain on sale of approximately $40 million and $1,645 million for the three and nine months ended September 30, 2026, respectively, which is reflected within income from discontinued operations. The gain recognized during the three months ended September 30, 2026 was primarily related to a post-closing adjustment during the period.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, we accelerated certain general and administrative expenses of approximately $33 million for the nine months ended September 30, 2026, associated with exit activities related to the Canadian NGL Business divestiture in May 2026, which is reflected within income from continuing operations.

The following table summarizes the carrying amounts of major classes of assets and liabilities of discontinued operations (in millions):

	September 30, 2026	December 31, 2025
Assets:
Current assets:
Trade accounts receivable and other receivables, net	$—	$285
Inventory	—	176
Other current assets	—	18
Total current assets of discontinued operations	$—	$479

Long-term assets:
Property and equipment, net (1)	$—	$2,191
Linefill	—	70
Long-term operating lease right-of-use assets, net	—	138
Long-term inventory	—	38
Other long-term assets, net	—	120
Total long-term assets of discontinued operations	$—	$2,557

Liabilities:
Current liabilities:
Trade accounts payable	$—	$295
Other current liabilities	125	87
Total current liabilities of discontinued operations	$125	$382

Long-term liabilities:
Long-term operating lease liabilities	$—	$96
Other long-term liabilities and deferred credits	—	510
Total long-term liabilities of discontinued operations	$—	$606

(1)Amounts are net of accumulated depreciation of $876 million as of December 31, 2025.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of the line items comprising income from discontinued operations before tax to income from discontinued operations, net of tax (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product sales	$—	$139	$292	$818
Services	—	37	58	102
Total revenues	—	176	350	920
Cost and Expenses:
Purchases and related costs	—	(7)	205	245
Field operating costs	—	68	108	190
General and administrative expenses	—	10	17	36
Depreciation and amortization	—	—	—	57
(Gains)/losses on asset sales and other, net	(40)	2	(1,645)	15
Total costs and expenses	(40)	73	(1,315)	543
Income from discontinued operations before tax	40	103	1,665	377
Current income tax expense	—	(7)	(115)	(61)
Deferred income tax (expense)/benefit	—	(20)	38	(35)
Income from discontinued operations, net of tax	$40	$76	$1,588	$281

Note 3—Revenues and Accounts Receivable

Revenue Recognition

We disaggregate our revenues by type of activity. These categories depict how the nature, amount, timing and uncertainty of revenues and cash flows are affected by economic factors. The following disclosures only include information regarding revenues associated with consolidated entities; revenues from entities accounted for by the equity method are not included.

Revenues from Contracts with Customers. The following tables present our revenues from contracts with customers disaggregated by type of activity (as described below) and the reconciliation of our revenues from contracts with customers to total revenues as disclosed in our Condensed Consolidated Statements of Operations (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from contracts with customers:
Sales	$14,656	$11,134	$43,785	$32,428
Transportation	366	336	1,063	987
Terminalling, Storage and Other	101	86	300	262
Total revenues from contracts with customers	$15,123	$11,556	$45,148	$33,677
Other revenues	50	22	186	21
Total revenues	$15,173	$11,578	$45,334	$33,698

Sales Revenues. Revenues from product sales are recognized at the time title to the product sold transfers to the purchaser, which occurs upon delivery of the product to the purchaser or its designee. The consideration received under these contracts is variable based on commodity prices. Inventory exchanges under buy/sell transactions are excluded from sales revenues in our Condensed Consolidated Statements of Operations.

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

Counterparty Deficiencies	Financial Statement Classification	September 30, 2026	December 31, 2025
Billed and collected	Other current liabilities	$18	$47

Contract Balances. Our contract balances consist of amounts received associated with services or sales for which we have not yet completed the related performance obligation. The following table presents the changes in the liability balance associated with contracts with customers (in millions):

Contract Liabilities
Balance at December 31, 2025	$87
Amounts recognized as revenue	(27)
Additions	32
Other (1)	(26)
Balance at September 30, 2026	$66

(1)Amount represents a contract liability that was originally recognized under ASC 606. The underlying contract was subsequently renegotiated and ceased to meet the criteria in ASC 606 for a contract with a customer.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Remaining Performance Obligations. The information below includes the amount of consideration allocated to partially and wholly unsatisfied remaining performance obligations under contracts that existed as of the end of the periods and the timing of revenue recognition of those remaining performance obligations. Certain contracts meet the requirements for the presentation as remaining performance obligations. These contracts include a fixed minimum level of service, typically a set volume of service, and do not contain any variability other than expected timing within a limited range. The following table presents the amount of consideration associated with remaining performance obligations for the population of contracts with external customers meeting the presentation requirements as of September 30, 2026 (in millions):

	Remainder of 2026	2027	2028	2029	2030	2031 and Thereafter
Pipeline revenues supported by minimum volume commitments and capacity agreements (1)	$104	$394	$342	$237	$154	$848
Terminalling, storage and other agreement revenues	62	221	161	115	78	430
Total	$166	$615	$503	$352	$232	$1,278

(1)Calculated as volumes committed under contracts multiplied by the current applicable tariff rate.

The presentation above does not include (i) expected revenues from legacy shippers not underpinned by minimum volume commitments and (ii) the amount of consideration associated with certain income generating contracts, which include a fixed minimum level of service, that are either not within the scope of ASC 606 or do not meet the requirements for presentation as remaining performance obligations. The following are examples of contracts that are not included in the table above because they are not within the scope of ASC 606 or do not meet the requirements for presentation:

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

Trade Accounts Receivable and Other Receivables, Net

At September 30, 2026 and December 31, 2025, substantially all of our trade accounts receivable were less than 30 days past their invoice date. Our expected credit losses are immaterial. Although we consider our credit procedures to be adequate to mitigate any significant credit losses, the actual amount of current and future credit losses could vary significantly from estimated amounts.

The following is a reconciliation of trade accounts receivable from revenues from contracts with customers to total “Trade accounts receivable and other receivables, net” as presented on our Condensed Consolidated Balance Sheets (in millions):

	September 30, 2026	December 31, 2025
Trade accounts receivable arising from revenues from contracts with customers	$5,493	$3,639
Other trade accounts receivable and other receivables (1)	11,884	7,357
Impact due to contractual rights of offset with counterparties	(11,785)	(7,398)
Trade accounts receivable and other receivables, net	$5,592	$3,598

(1)The balance is comprised primarily of accounts receivable associated with buy/sell arrangements that are not within the scope of ASC 606.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4—Net Income/(Loss) Per Common Unit

We calculate basic and diluted net income/(loss) per common unit by dividing income or loss from continuing operations attributable to PAA (after deducting amounts allocated to the preferred unitholders and participating securities) and income or loss from discontinued operations by the basic and diluted weighted average number of common units outstanding during the period.

The diluted weighted average number of common units is computed based on the weighted average number of common units plus the effect of potentially dilutive securities outstanding during the period, which include (i) our Series A preferred units and (ii) our equity-indexed compensation plan awards. See Note 12 and Note 18 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for a discussion of our Series A preferred units and equity-indexed compensation plan awards. When applying the if-converted method prescribed by FASB guidance, on a weighted average basis, for the three and nine months ended September 30, 2026, the possible conversion of approximately 48 million and 55 million Series A preferred units, respectively, and for the three and nine months ended September 30, 2025, the possible conversion of approximately 58 million and 60 million Series A Preferred Units, respectively, were excluded from the calculation of diluted net income/(loss) per common unit as the effect was antidilutive. Our equity-indexed compensation plan awards that contemplate the issuance of common units are considered potentially dilutive unless (i) they become vested only upon the satisfaction of a performance condition and (ii) that performance condition has yet to be satisfied. Equity-indexed compensation plan awards that are deemed to be dilutive during the period are reduced by a hypothetical common unit repurchase based on the remaining unamortized fair value, as prescribed by the treasury stock method in guidance issued by the FASB.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the computation of basic and diluted net income/(loss) per common unit (in millions, except per unit data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and Diluted Net Income/(Loss) per Common Unit
Continuing Operations:
Income from continuing operations, net of tax	$413	$453	$1,021	$1,061
Net income attributable to noncontrolling interests	(90)	(88)	(264)	(249)
Net income from continuing operations attributable to PAA	323	365	757	812
Distributions to Series A preferred unitholders	(29)	(36)	(101)	(110)
Distributions to Series B preferred unitholders	(17)	(18)	(49)	(53)
Amounts allocated to participating securities	(1)	(1)	(13)	(10)
Impact from repurchase of Series A preferred units (1)	(358)	—	(358)	(43)
Other	1	1	3	3
Net income/(loss) from continuing operations allocated to common unitholders - Basic and Diluted (2)	$(81)	$311	$239	$599

Discontinued Operations:
Net income from discontinued operations allocated to common unitholders - Basic and Diluted (3)	$40	$76	$1,588	$281

Net income/(loss) allocated to common unitholders — Basic and Diluted	$(41)	$387	$1,827	$880

Basic and diluted weighted average common units outstanding	707	704	706	704

Basic and diluted net income/(loss) per common unit:
Continuing operations	$(0.12)	$0.44	$0.34	$0.85
Discontinued operations	0.06	0.11	2.25	0.40
Basic and diluted net income/(loss) per common unit	$(0.06)	$0.55	$2.59	$1.25

(1)We repurchased approximately 12.7 million Series A preferred units on January 31, 2025, and we repurchased all remaining outstanding 58.4 million Series A preferred units on September 14, 2026. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K and Note 7 for additional information regarding the repurchase on January 31, 2025 and September 14, 2026, respectively. The difference between the cash we paid for the repurchase of such units and their carrying value on our balance sheet is considered a return to Series A preferred unitholders for the calculation of net income/(loss) from continuing operations allocated to common unitholders.
(2)We calculate net income/(loss) from continuing operations allocated to common unitholders based on the distributions pertaining to the current period’s net income. After adjusting for the appropriate period’s distributions, the remaining undistributed earnings or excess distributions over earnings (i.e., undistributed loss), if any, are allocated to the common unitholders and participating securities in accordance with the contractual terms of our partnership agreement in effect for the period and as further prescribed under the two-class method.
(3)Net income from discontinued operations allocated to common unitholders is “Income from discontinued operations, net of tax” as presented on our Condensed Consolidated Statements of Operations.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5—Inventory, Linefill and Long-term Inventory

Inventory, linefill and long-term inventory consisted of the following (barrels in thousands and carrying value in millions):

	September 30, 2026				December 31, 2025
	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)	Volumes	Unit of Measure	Carrying Value	Price/ Unit (1)
Inventory (2)	3,791	barrels	$343	$87.58	3,510	barrels	$211	$54.99

Linefill	14,952	barrels	888	$59.39	15,145	barrels	900	$59.43

Long-term inventory	3,643	barrels	323	$88.66	3,750	barrels	214	$57.07

Total			$1,554				$1,325

(1)Price per unit of measure is comprised of a weighted average associated with various grades, qualities and locations. Accordingly, these prices may not coincide with any published benchmarks for such products.
(2)Includes parts inventory of $11 million and $18 million as of September 30, 2026 and December 31, 2025, respectively, that does not impact volumes or the price per unit calculation.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 6—Debt

Debt consisted of the following (in millions):

	September 30, 2026	December 31, 2025
SHORT-TERM DEBT
Commercial paper notes, bearing a weighted-average interest rate of 3.9% (1)	$—	$554
Other	9	9
Total short-term debt	9	563

LONG-TERM DEBT
Senior notes, net of unamortized net discounts and debt issuance costs of $58 and $65, respectively (2)	8,375	9,118
Junior subordinated notes, net of unamortized debt issuance costs of $21	1,479	—
Commercial paper notes, bearing a weighted-average interest rate of 3.9% (3)	—	416
Term loan, net of debt issuance costs of $1, and bearing a weighted-average interest rate of 5.0%	—	1,099
Other	57	63
Total long-term debt	9,911	10,696
Total debt (4)	$9,920	$11,259

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
(3)As of December 31, 2025, we classified a portion of our commercial paper notes as long-term based on our ability and intent to refinance such amounts on a long-term basis at that time.
(4)The fair value estimates for our senior notes, junior subordinated notes, commercial paper program and term loan are based upon observable market data and are classified in Level 2 of the fair value hierarchy. We estimate that the carrying value of outstanding borrowings under our commercial paper program and our term loan approximate fair value as interest rates reflect current market rates. Our fixed-rate senior notes and junior subordinated notes are traded among institutions, and these trades are routinely published by a reporting service. Our determination of fair value is based on reported trading activity near the end of the reporting period. The face value and estimated aggregate fair value of our fixed-rate senior notes and our junior subordinated notes are (in billions):

	September 30, 2026	December 31, 2025
Face value:
Senior notes	$8.4	$9.2
Junior subordinated notes	$1.5	$—

Estimated aggregate fair value:
Senior notes	$7.8	$9.0
Junior subordinated notes	$1.5	$—

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Credit Agreements

In June 2026, we entered into a new credit agreement that provides for a senior unsecured revolving credit facility with a committed borrowing capacity of $2.7 billion, of which $800 million is available for the issuance of letters of credit and $225 million is available for swing line loans. The new credit agreement replaced our previous credit agreements that provided for a $1.35 billion senior secured hedged inventory facility and a $1.35 billion senior unsecured revolving credit facility, which were scheduled to mature in August 2027 and August 2029, respectively. Subject to obtaining additional or increased lender commitments and other terms and conditions, the committed capacity may be increased to $4.0 billion. Borrowings accrue interest based, at our selection, on certain floating rate indices, in each case, plus an applicable margin. The new credit agreement has an initial maturity date of June 2031 and provides for one or more one-year extensions, subject to applicable approval and other terms and conditions. The covenants and events of default under this new credit agreement remain substantially unchanged from the previous agreements.

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

Junior Subordinated Notes

On September 14, 2026, we completed the offering of $700 million, 6.75% Series A junior subordinated notes (the “Series A Junior Subordinated Notes”) and $800 million, 7.00% Series B junior subordinated notes (the “Series B Junior Subordinated Notes”, and together with the Series A Notes, the “Junior Subordinated Notes”). The Junior Subordinated Notes were issued at a public offering price of 100% and are due on December 15, 2056. Interest on the Junior Subordinated Notes are payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2027, subject to our right to defer interest payments for up to 10 consecutive years. The Series A Junior Subordinated Notes bear interest at an initial rate of 6.75%, which will be reset on December 15, 2031 (the “Series A First Reset Date”) and each subsequent five-year anniversary of the Series A First Reset Date at a rate per annum equal to the then applicable Five-Year U.S. Treasury Rate plus a spread of 2.141%, provided that the interest rate will not reset below the initial interest rate of 6.75%. The Series B Junior Subordinated Notes bear interest at an initial rate of 7.00%, which will be reset on December 15, 2036 (the “Series B First Reset Date”, and together with the Series A First Reset Date, the “First Reset Date”) and each subsequent five-year anniversary of the Series B First Reset Date at a rate per annum equal to the then applicable Five-Year U.S. Treasury Rate plus a spread of 2.167%, provided that the interest rate will not reset below the initial interest rate of 7.00%. We may redeem all or any portion of the Junior Subordinated Notes at the redemption price in cash equal to 100% of the principal amount of each of the Junior Subordinated Notes to be redeemed, plus accrued and unpaid interest, at any time during the 90-day period prior to the applicable First Reset Date and on any applicable interest payment date thereafter. We may also redeem the Junior Subordinated Notes at other times as specified in the indenture governing the Junior Subordinated Notes. The Junior Subordinated Notes are not redeemable at the option of the holders. The Junior Subordinated Notes are unsecured obligations and rank junior and subordinate in right of payment to our existing and future senior indebtedness.

We used a portion of the net proceeds from this offering to repurchase all of our outstanding Series A and Series B preferred units. See Note 7 for additional information regarding the repurchase of Series A and Series B preferred units.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Borrowings and Repayments

Total borrowings under our credit facilities and commercial paper program for the nine months ended September 30, 2026 and 2025 were approximately $37.1 billion and $38.7 billion, respectively. Total repayments under our credit facilities and commercial paper program were approximately $38.1 billion and $39.1 billion for the nine months ended September 30, 2026 and 2025, respectively. The variance in total gross borrowings and repayments is impacted by various business and financial factors including, but not limited to, the timing, average term and method of general partnership borrowing activities.

Letters of Credit

In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At September 30, 2026 and December 31, 2025, we had outstanding letters of credit of $126 million and $95 million, respectively.

Note 7—Partners’ Capital and Distributions

Units Outstanding

The following tables present the activity for our preferred and common units:

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2025	58,411,908	800,000	705,520,697
Issuances of common units under equity-indexed compensation plans	—	—	10,986
Outstanding at March 31, 2026	58,411,908	800,000	705,531,683
Issuances of common units under equity-indexed compensation plans	—	—	34,777
Outstanding at June 30, 2026	58,411,908	800,000	705,566,460
Repurchase of Series A preferred units	(58,411,908)	—	—
Issuances of common units under equity-indexed compensation plans	—	—	2,370,940
Outstanding at September 30, 2026	—	800,000	707,937,400

	Limited Partners
	Series A Preferred Units	Series B Preferred Units	Common Units
Outstanding at December 31, 2024	71,090,468	800,000	703,770,300
Repurchase of Series A preferred units	(12,678,560)	—	—
Issuances of common units under equity-indexed compensation plans	—	—	5,650
Outstanding at March 31, 2025	58,411,908	800,000	703,775,950
Repurchase and cancellation of common units under the Common Equity Repurchase Program	—	—	(476,695)
Issuances of common units under equity-indexed compensation plans	—	—	5,197
Outstanding at June 30, 2025	58,411,908	800,000	703,304,452
Issuances of common units under equity-indexed compensation plans	—	—	2,193,318
Outstanding at September 30, 2025	58,411,908	800,000	705,497,770

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Repurchase of Series A and Series B Preferred Units

On September 14, 2026, we repurchased all 58.4 million Series A preferred units outstanding at a redemption price of $28.88 per unit for a purchase price of approximately $1.687 billion, plus accrued and unpaid distributions through September 13, 2026 of approximately $29 million. The repurchase also resulted in the reduction of the remaining related Preferred Distribution Rate Reset Option liability of approximately $78 million. See Note 13 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information regarding the Preferred Distribution Rate Reset Option. The difference between the cash we paid for the repurchase of such units and their carrying value on our balance sheet was $358 million. Such amount was considered a return to Series A preferred unitholders and thus reduced amounts attributable to our common unitholders in our Condensed Consolidated Statement of Changes in Partners’ Capital and the calculation of net income/(loss) per common unit. Certain of our Series A preferred units were held by funds affiliated with The Energy & Minerals Group (“EMG”), which is associated with a member of the board of directors of PAGP GP.

On October 9, 2026, we also repurchased all 0.8 million Series B preferred units outstanding at a redemption price of $1,000 per unit for a purchase price of approximately $800 million, plus accrued and unpaid distributions through October 8, 2026 of approximately $10 million.

See Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information regarding our Series A and Series B preferred units.

Distributions to Our Unitholders

Series A Preferred Unit Distributions. Prior to our repurchase of all outstanding Series A preferred units in September 2026, distributions on the Series A preferred units accumulated and were payable quarterly within 45 days following the end of each quarter. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information regarding Series A preferred unit distributions. The following table details distributions to our Series A preferred unitholders paid during or pertaining to the first nine months of 2026, including distributions paid in connection with the redemption of Series A preferred units as discussed above (in millions, except per unit data):

			Series A Preferred Unitholders
Distribution Payment Date	Record Date (1)	Distribution Period	Cash Distribution	Distribution per Unit
September 14, 2026 (2)	N/A	July 1, 2026 through September 13, 2026	$29	$0.502
August 14, 2026	July 31, 2026	April 1, 2026 through June 30, 2026	$36	$0.615
May 15, 2026	May 1, 2026	January 1, 2026 through March 31, 2026	$36	$0.615
February 13, 2026	January 30, 2026	October 1, 2025 through December 31, 2025	$36	$0.615

(1)Payable to unitholders of record at the close of business on the applicable Record Date.
(2)Represents pro-rated distribution paid in connection with the redemption of all outstanding Series A preferred units on September 14, 2026.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Series B Preferred Unit Distributions. Prior to our repurchase of all outstanding Series B preferred units on October 9, 2026, distributions on the Series B preferred units accumulated and were payable quarterly in arrears on the 15th day of February, May, August and November (or the immediately succeeding Business Day). See Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information regarding Series B preferred unit distributions. The following table details distributions paid or to be paid to our Series B preferred unitholders, including distributions paid in connection with the redemption of Series B preferred units as discussed above (in millions, except per unit data):

			Series B Preferred Unitholders
Distribution Payment Date	Record Date (1)	Distribution Period	Cash Distribution	Distribution per Unit
October 9, 2026 (2) (3)	N/A	August 15, 2026 through October 8, 2026	$10	$12.39
August 17, 2026	August 3, 2026	May 15, 2026 through August 14, 2026	$16	$20.50
May 15, 2026	May 1, 2026	February 15, 2026 through May 14, 2026	$16	$19.84
February 17, 2026	February 2, 2026	November 15, 2025 through February 14, 2026	$17	$21.02

(1)Payable to unitholders of record at the close of business on the applicable Record Date.
(2)Represents pro-rated distribution paid in connection with the redemption of all outstanding Series B preferred units on October 9, 2026.
(3)At September 30, 2026, approximately $8 million of accrued distributions payable to our Series B preferred unitholders was included in “Other current liabilities” on our Condensed Consolidated Balance Sheet.

Common Unit Distributions. The following table details distributions to our common unitholders paid during or pertaining to the first nine months of 2026 (in millions, except per unit data):

			Distributions			Distribution per Common Unit
Distribution Payment Date	Record Date (1)	Distribution Period	Common Unitholders		Total Cash Distribution
			Public	AAP
November 13, 2026	October 30, 2026	July 1, 2026 through September 30, 2026	$199	$97	$296	$0.4175
August 14, 2026	July 31, 2026	April 1, 2026 through June 30, 2026	$198	$97	$295	$0.4175
May 15, 2026	May 1, 2026	January 1, 2026 through March 31, 2026	$198	$97	$295	$0.4175
February 13, 2026	January 30, 2026	October 1, 2025 through December 31, 2025	$198	$97	$295	$0.4175

(1)Payable to unitholders of record at the close of business on the applicable Record Date.

Noncontrolling Interests in Subsidiaries

As of September 30, 2026, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in Plains Oryx Permian Basin LLC (the “Permian JV”), (ii) a 30% interest in Cactus II Pipeline LLC (“Cactus II”) and (iii) a 33% interest in Red River Pipeline Company LLC (“Red River”).

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Distributions to Noncontrolling Interests

The following table details distributions paid to noncontrolling interests during the periods presented (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Permian JV	$88	$85	$253	$268
Cactus II	20	21	52	59
Red River	4	4	12	12
	$112	$110	$317	$339

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

At September 30, 2026 and December 31, 2025, none of our outstanding derivatives contained credit-risk related contingent features that would result in a material adverse impact to us upon any change in our credit ratings. Although we may be required to post margin on our exchange-traded derivatives transacted through a clearing brokerage account, as described below, we do not require our non-cleared derivative counterparties to post collateral with us.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In the normal course of our operations, we purchase and sell commodities. We use derivatives to manage the associated risks and, in certain circumstances, to optimize profits. As of September 30, 2026, net derivative positions related to these activities included:

•A net long position of 9.2 million barrels associated with our crude oil purchases, which will be unwound ratably through December 2026 to match monthly average pricing.
•A net short time spread position of 2.1 million barrels, which hedges a portion of our anticipated crude oil lease gathering purchases through January 2027.
•A net crude oil basis spread position of 1.7 million barrels at multiple locations through December 2027. These derivatives allow us to lock in grade and location basis differentials.
•A net short position of 11.5 million barrels through December 2028 related to anticipated net sales of crude oil inventory.

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

Our commodity derivatives are not designated in a hedging relationship for accounting purposes; as such, changes in the fair value are reported in earnings. The following table summarizes the impact of our commodity derivatives recognized in earnings (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Product sales revenues	$45	$13	$150	$(29)
Field operating costs	—	—	2	3
Net income/(loss) from commodity derivative activity	$45	$13	$152	$(26)

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

	September 30, 2026	December 31, 2025
Initial margin	$43	$16
Variation margin posted	31	4
Letters of credit	(32)	(1)
Net broker receivable	$42	$19

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

	September 30, 2026				December 31, 2025
			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet			Effect of Collateral Netting	Net Carrying Value Presented on the Balance Sheet
	Commodity Derivatives				Commodity Derivatives
	Assets	Liabilities			Assets	Liabilities
Derivative Assets
Other current assets	$17	$(30)	$30	$17	$18	$(24)	$19	$13
Other long-term assets, net	—	—	—	—	1	—	—	1
Derivative Liabilities
Other current liabilities	61	(90)	12	(17)	(1)	—	—	(1)
Other long-term liabilities and deferred credits	13	(13)	—	—	10	(8)	—	2
Total	$91	$(133)	$42	$—	$28	$(32)	$19	$15

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

As of September 30, 2026, there was a net loss of $26 million deferred in AOCI. The deferred net loss recorded in AOCI is expected to be reclassified to future earnings contemporaneously with interest expense accruals associated with underlying debt instruments. We estimate that substantially all of the remaining deferred loss will be reclassified to earnings through 2056 as the underlying hedged transactions impact earnings.

The following table summarizes the net unrealized gain recognized in AOCI for derivatives (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest rate derivatives, net	$—	$4	$—	$9

At September 30, 2026 and December 31, 2025, we did not have any interest rate hedges recorded on our Condensed Consolidated Balance Sheets.

Currency Exchange Rate Risk Hedging

In connection with the Canadian NGL Business divestiture, we entered into a forward currency instrument (CAD$4.5 billion notional amount) to hedge currency exchange risk. The instrument was contingent upon the sale of the Canadian NGL Business occurring and settled at closing. The cost of the deal-contingent structure was embedded in the hedge rate. We settled this instrument and received net cash proceeds of $20 million at the closing of the Canadian NGL Business divestiture. As of December 31, 2025, the fair value of the instrument was an asset of $8 million, presented in “Other current assets” on our Condensed Consolidated Balance Sheet. For the nine months ended September 30, 2026, we recognized a gain of $12 million, which was included in “(Gains)/losses on asset sales, asset impairments and other, net” on our Condensed Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, we recognized gains of $90 million and $41 million, respectively. See Note 2 for additional information regarding the Canadian NGL Business divestiture.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Recurring Fair Value Measurements

Derivative Financial Assets and Liabilities

The following table sets forth by level within the fair value hierarchy our financial assets and liabilities that were accounted for at fair value on a recurring basis (in millions):

	Fair Value as of September 30, 2026			Fair Value as of December 31, 2025
Recurring Fair Value Measures (1)	Level 1	Level 2	Total	Level 1	Level 2	Total
Commodity derivatives	$(50)	$8	$(42)	$(2)	$(2)	$(4)
Foreign currency derivatives	—	—	—	—	8	8
Total net derivative asset/(liability)	$(50)	$8	$(42)	$(2)	$6	$4

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

	September 30, 2026	December 31, 2025
Related party notes receivable (1)	$943	$1,339
Related party notes payable (1)	$943	$1,339

(1)We have elected to present our related party notes with the same counterparty on a net basis on our Condensed Consolidated Balance Sheets because there is a legal right to offset and we intend to offset with the counterparty.

Accrued and unpaid interest receivable/payable was $5 million and $30 million as of September 30, 2026 and December 31, 2025, respectively. Interest income/expense on the related party notes totaled $15 million, and $56 million for the three and nine months ended September 30, 2026, respectively, and $23 million and $65 million for the three and nine months ended September 30, 2025, respectively.

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Transactions with Other Related Parties

During the three and nine months ended September 30, 2026 and 2025, we recognized sales and transportation revenues, purchased petroleum products and utilized transportation and storage services from related parties. These transactions were conducted at posted tariff rates or prices that we believe approximate market.

The impact to our Condensed Consolidated Statements of Operations from these transactions is included below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues from related parties	$12	$12	$38	$35

Purchases and related costs from related parties	$71	$89	$225	$285

Our receivable and payable amounts with these related parties as reflected on our Condensed Consolidated Balance Sheets were as follows (in millions):

	September 30, 2026	December 31, 2025
Trade accounts receivable and other receivables, net from related parties (1)	$32	$49

Trade accounts payable to related parties (1) (2)	$47	$64

(1)Primarily includes amounts related to transportation and storage services.
(2)We have agreements to store crude oil at facilities and transport crude oil or utilize capacity on pipelines that are owned by equity method investees. A portion of our commitment to transport is supported by crude oil buy/sell or other agreements with third parties with commensurate quantities.

EMG. Certain funds affiliated with EMG and subsidiaries of EMG, which is associated with a member of the board of directors of PAGP GP, were associated with activity involving our Series A preferred units and recent acquisitions, respectively. See Note 7 and Note 12 for additional information.

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

Our estimated undiscounted reserves for environmental liabilities (excluding liabilities related to the Line 901 incident, as discussed further below) were reflected on our Condensed Consolidated Balance Sheets as follows (in millions):

	September 30, 2026	December 31, 2025
Other current liabilities	$23	$13
Other long-term liabilities and deferred credits	73	70
Total	$96	$83

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

Specific Legal, Environmental or Regulatory Matters

Line 901 Incident. In May 2015 we experienced a release of crude oil from our Las Flores to Gaviota Pipeline (Line 901) in Santa Barbara County, California. Effective as of September 30, 2026, we estimate that the aggregate total costs we have incurred or will incur with respect to the Line 901 incident will be approximately $870 million, which amount is unchanged from our estimate as of June 30, 2026 and includes actual emergency response and clean-up costs, natural resource damage assessments, fines and penalties incurred, certain third-party claims settlements, and estimated costs associated with our remaining Line 901 lawsuits and claims as described below, as well as estimates for certain legal fees and statutory interest where applicable. We accrue such estimates of aggregate total costs to “Field operating costs” in our Condensed Consolidated Statements of Operations.

We believe we have accrued adequate amounts for all probable and reasonably estimable costs, and during the nine months ended September 30, 2026 and 2025, we did not recognize any costs related to the Line 901 incident. As of September 30, 2026 and December 31, 2025, we had a remaining undiscounted gross liability of approximately $23 million and $22 million, respectively, related to the Line 901 incident, which aggregate amounts are reflected in “Current liabilities” on our Condensed Consolidated Balance Sheet.

L48 Pipeline Release. In March 2025, our subsidiary, Pacific Pipeline System LLC, experienced a crude oil release of approximately 125 barrels on a segment of the Line 48 pipeline in Carson, California. Clean-up and remediation activities were conducted in cooperation with applicable state and federal regulatory agencies. An investigation by the California Office of the State Fire Marshall was initiated. To date no charges, fines or penalties have been assessed against us with respect to this release; however, it is possible that charges, fines or penalties may be assessed against us in the future. We provided notification to our applicable insurance carriers and are subject to a $10 million self-insured retention. Through September 30, 2026, we incurred $13 million in connection with clean-up and remediation activities. We do not currently anticipate any additional costs associated with the site.

Line 63 Pipeline Strike. In May 2026, our subsidiary, Pacific Pipeline System LLC, experienced a crude oil release of approximately 587 barrels on a segment of the Line 63 pipeline in Los Angeles, California, resulting from a strike by a construction crew drilling for a fiber-optic line. Clean-up and remediation activities were conducted in cooperation with applicable state and federal regulatory agencies. Investigations were initiated by the California Office of the State Fire Marshall and the California Underground Safety Board. To date no charges, fines or penalties have been assessed against us with respect to this release; however, it is possible that charges, fines or penalties may be assessed against us in the future. We provided notification to our applicable insurance carriers and are subject to a $10 million self-insured retention. We estimate that the aggregate cost we have or will incur with respect to the line strike incident will be approximately $40 million.

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

PLAINS ALL AMERICAN PIPELINE, L.P. AND SUBSIDIARIES
NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 11—Segment Information

During the third quarter of 2026, we effected changes in the primary financial information provided to and reviewed by our CODM (our Chief Executive Officer) for assessing performance and allocating resources. As a result, we now present one single, consolidated operating and reportable segment. Prior to the third quarter of 2026, we had defined our operating and reportable segments as Crude Oil and NGL. The change in our operating and reportable segment reflects changes in our business structure and the manner in which our CODM views and evaluates the business. These changes were driven by several factors, including (i) the completion of initiatives to (a) divest NGL assets (including the sale of the Canadian NGL Business in May of 2026), (b) enhance the connectivity of our core asset base, and (c) streamline operations and management with a focused emphasis on our consolidated crude oil business, and (ii) management of commercial opportunities and operations across North America with a focus on optimization of profit, without regard to market or geographic location. Our business is generally impacted by similar market fundamentals and requires the use of similar business strategies and assets, which includes crude oil pipelines, crude oil storage and marine terminals and related crude oil merchant activities. See Note 3 for a summary of the types of products and services from which we derive our revenues. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new reporting structure.

The measure of segment profit or loss used by our CODM that is most consistent with GAAP is Net income. Our CODM also uses Adjusted EBITDA attributable to PAA as an additional performance measure. Our CODM uses such measures to evaluate consolidated performance, including analyzing actual results compared to budget and guidance, to assess investment opportunities and to optimize and align assets to maximize returns to stakeholders.

Significant expenses regularly provided to the CODM, and which are included in Net income, are Purchases and related costs, Field operating costs, and General and administrative expenses, which are the same as the amounts presented on our Condensed Consolidated Statements of Operations. The measure of segment assets is total assets as reported on our Condensed Consolidated Balance Sheet. Additional consolidated segment information is presented in the table below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income (1)	$24	$28	$75	$81
Investment and acquisition capital expenditures (2) (3)	$151	$305	$476	$1,308
Maintenance capital expenditures (3)	$32	$36	$105	$112

(1)Included in “Other income, net” on our Condensed Consolidated Statements of Operations. Includes interest income associated with promissory notes by and among us and certain Plains entities. See Note 9 for additional information.
(2)Investment capital and acquisition capital expenditures, including investments in unconsolidated entities.
(3)These amounts combined represent total capital expenditures.

Note 12—Other Transactions

Acquisition. In September 2026, we entered into a definitive agreement to acquire SCM PR II, LLC and its subsidiaries (collectively, “Silver Creek”), which own an integrated crude oil gathering and transmission business in the Powder River Basin in Wyoming, including a 49% non-operated interest in the Powder River Gateway JV, for approximately $585 million. A cash deposit of approximately $20 million was paid upon signing in September 2026. Silver Creek was owned by subsidiaries of EMG, which is associated with a member of the board of directors of PAGP GP, and Tailwater Capital LLC. The transaction closed on October 1, 2026.

Investments in Unconsolidated Entities. During the third quarter of 2026, we determined that there was an other-than-temporary decline in the value of one of our equity method investments due to changes in market conditions and expectations regarding future cash flows and value. We recognized an impairment loss of $68 million related to the write-down of the portion of the carrying amount of our investment that exceeded its fair value. The estimated fair value (which we consider a Level 3 measurement in the fair value hierarchy) was determined using a combination of market and income approaches, including market-based information such as comparable transactions and other market evidence for similar midstream infrastructure assets, as well as estimates of future cash flows and other assumptions that market participants would use in pricing the investment.

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

Segment Change

During the third quarter of 2026, we effected changes in the primary financial information provided to our CODM (our Chief Executive Officer) for assessing performance and allocating resources. As a result, we now present one single, consolidated operating and reportable segment. Prior to the third quarter of 2026, we had defined our operating and reportable segments as Crude Oil and NGL. See Note 11 to our Condensed Consolidated Financial Statements for further discussion of segment information.

In connection with this change, during the third quarter of 2026, the primary measures used by our CODM to evaluate segment performance were also updated to Net income and Adjusted EBITDA attributable to PAA. See the “—Non-GAAP Financial Measures” section below for our definition of Adjusted EBITDA attributable to PAA. All segment data and related disclosures for earlier periods presented herein have been recast to reflect the new segment reporting structure.

Overview of Operating Results

Our operations generally consist of gathering and transporting crude oil using pipelines (including gathering systems), trucks and, at times, on barges or railcars, in addition to providing terminalling, storage and other related services utilizing our integrated assets across the United States and Canada. Our assets provide services to third parties as well as to our merchant activities. Our merchant activities include the purchase of crude oil supply and the movement of this supply on our assets or third-party assets to sales locations, including our terminals, third-party connecting carriers, regional hubs or to refineries. Our merchant activities are governed by our risk management policies.

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

We recognized net income attributable to PAA of $2.345 billion for the nine months ended September 30, 2026 compared to net income attributable to PAA of $1.093 billion for the first nine months of 2025. See the “—Results of Operations” section below for discussion of significant drivers of our results from continuing operations.

Results of Operations

Consolidated Results

The following table sets forth an overview of our consolidated financial results calculated in accordance with GAAP (in millions, except per unit data):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2026	2025	$	%	2026	2025	$	%
Product sales revenues	$14,700	$11,150	$3,550	32%	$43,946	$32,389	$11,557	36%
Services revenues	473	428	45	11%	1,388	1,309	79	6%
Purchases and related costs	(14,030)	(10,585)	(3,445)	(33)%	(42,078)	(30,862)	(11,216)	(36)%
Field operating costs	(306)	(288)	(18)	(6)%	(934)	(873)	(61)	(7)%
General and administrative expenses	(78)	(83)	5	6%	(270)	(251)	(19)	(8)%
Depreciation and amortization	(235)	(230)	(5)	(2)%	(721)	(696)	(25)	(4)%
Gains/(losses) on asset sales, asset impairments and other, net	(8)	92	(100)	(109)%	(14)	64	(78)	(122)%
Equity earnings in unconsolidated entities	85	96	(11)	(11)%	263	292	(29)	(10)%
Gain on/(impairment of) investments in unconsolidated entities, net	(68)	—	(68)	N/A	(68)	31	(99)	**
Interest expense, net (1)	(131)	(135)	4	3%	(451)	(395)	(56)	(14)%
Other income, net (1)	19	14	5	36%	69	70	(1)	(1)%
Income tax expense from continuing operations	(8)	(6)	(2)	(33)%	(109)	(17)	(92)	**
Income from continuing operations, net of tax	413	453	(40)	(9)%	1,021	1,061	(40)	(4)%
Income from discontinued operations, net of tax (2)	40	76	(36)	(47)%	1,588	281	1,307	**
Net income	453	529	(76)	(14)%	2,609	1,342	1,267	94%
Net income attributable to noncontrolling interests	(90)	(88)	(2)	(2)%	(264)	(249)	(15)	(6)%
Net income attributable to PAA	$363	$441	$(78)	(18)%	$2,345	$1,093	$1,252	115%

Basic and diluted net income/(loss) per common unit:
Continuing operations	$(0.12)	$0.44	$(0.56)	(127)%	$0.34	$0.85	$(0.51)	(60)%
Discontinued operations	0.06	0.11	(0.05)	(45)%	2.25	0.40	1.85	**
Basic and diluted net income/(loss) per common unit	$(0.06)	$0.55	$(0.61)	(111)%	$2.59	$1.25	$1.34	107%
Basic and diluted weighted average common units outstanding	707	704	3	—%	706	704	2	—%

**    Indicates that variance as a percentage is not meaningful.
(1)“Interest expense, net” and “Other income, net” include $15 million and $56 million for the three and nine months ended September 30, 2026, respectively, and $23 million and $65 million for the three and nine months ended September 30, 2025, respectively, related to interest on promissory notes by and among us and certain Plains entities.
(2)See Note 2 to our Condensed Consolidated Financial Statements for a reconciliation of the line items comprising income from discontinued operations, net of tax.

Operating Data

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
Average Volumes	2026	2025	Volumes	%	2026	2025	Volumes	%
Crude oil pipeline tariff (by region) (1) (2)
Permian Basin	8,071	7,490	581	8%	7,965	7,196	769	11%
South Texas / Eagle Ford	505	538	(33)	(6)%	515	524	(9)	(2)%
Mid-Continent	578	564	14	2%	543	506	37	7%
Gulf Coast	187	227	(40)	(18)%	212	220	(8)	(4)%
Rocky Mountain	470	449	21	5%	474	484	(10)	(2)%
Western	353	283	70	25%	325	273	52	19%
Canada	343	332	11	3%	348	342	6	2%
Total crude oil pipeline tariff	10,507	9,883	624	6%	10,382	9,545	837	9%

(1)Average daily volumes in thousands of barrels per day calculated as the total volumes (attributable to our interest for assets owned by unconsolidated entities or through undivided joint interests) for the period divided by the number of days in the period. Volumes associated with acquisitions represent total volumes for the number of days we actually owned the assets divided by the number of days in the period.
(2)Includes volumes (attributable to our interest) from assets owned by unconsolidated entities.

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

A majority of our crude oil sales and purchases are indexed to the prompt month price of the NYMEX Light, Sweet crude oil futures contract (“NYMEX Price”). The following table presents the range of the NYMEX Price over the last two years (in dollars per barrel):

	NYMEX Price
	Low	High	Average
Three Months Ended September 30, 2026	$67	$107	$86
Three Months Ended September 30, 2025	$62	$70	$65

Nine Months Ended September 30, 2026	$56	$119	$84
Nine Months Ended September 30, 2025	$57	$80	$67

Product sales revenues (including the impact of derivative mark-to-market valuations) and purchases increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025 primarily due to higher commodity prices and crude oil sales volumes in the 2026 periods.

Services revenues for the three and nine months ended September 30, 2026 increased compared to the same periods in 2025 primarily due to the impact of our acquisition of the Cactus III pipeline in the fourth quarter of 2025, partially offset by the impact from certain Permian long-haul pipeline contract rates resetting to market during 2025.

Field Operating Costs

Field operating costs increased for the three and nine months ended September 30, 2026 compared to the same periods in 2025. The 2026 periods were primarily impacted by recently completed acquisitions, with recurring period-over-period cost increases being driven by (i) higher volumes, (ii) higher property taxes and (iii) higher environmental remediation costs, all partially offset by (iv) lower employee-related costs associated with the divestiture of certain trucking operations.

General and Administrative Expenses

The increase in general and administrative expenses for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to the acceleration of certain expenses during the second quarter of 2026 resulting from exit costs associated with the Canadian NGL Business. This increase was partially offset by the impact of (i) lower information systems costs in the 2026 periods primarily due to the completion of certain systems conversion and integration work in the second quarter of 2025 and (ii) the recognition in the 2025 period of acquisition-related transaction costs. The exit costs associated with the Canadian NGL Business are excluded from our Non-GAAP, adjusted results. See “Non-GAAP Financial Measures” below for additional information.

Depreciation and Amortization

The increase in depreciation and amortization for the nine months ended September 30, 2026 compared to the same period in 2025 was largely driven by recently completed acquisitions.

Gains/Losses on Asset Sales, Asset Impairments and Other, Net

In anticipation of the closing of the sale of the Canadian NGL Business, which was completed on May 12, 2026, we entered into a deal-contingent forward currency instrument to hedge the currency exchange risk associated with the sale in CAD. The 2026 and 2025 periods presented were impacted by the mark-to-market of this instrument. See Note 8 to our Condensed Consolidated Financial Statements for additional information regarding this instrument and our derivatives and hedging activities. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding the sale of the Canadian NGL Business. In addition, the 2026 periods were impacted by net losses on certain other asset divestitures.

Equity Earnings

Equity earnings in unconsolidated entities decreased for the three and nine months ended September 30, 2026 primarily due to the impact of long-haul contract rates on certain of our investments resetting to market in 2025.

Gain on/Impairment of Investments in Unconsolidated Entities, Net

In the third quarter of 2026, we recognized an impairment loss of $68 million due to changes in market conditions and expectations regarding future cash flows and value for one of our equity method investments. See Note 12 to our Condensed Consolidated Financial Statements for additional information.

In the first quarter of 2025, we recognized a gain of $31 million related to our acquisition of the remaining 50% interest in Cheyenne Pipeline LLC through a non-monetary transaction.

Interest Expense, Net and Other Income, Net

For the three and nine months ended September 30, 2026 and 2025, “Interest expense, net” and “Other income, net” each include interest expense and interest income associated with promissory notes payable and receivable by and among us and certain Plains entities. These amounts are excluded from our non-GAAP performance measures Adjusted EBITDA and Implied DCF. As such, the interest expense and interest income associated with these notes are presented on a net basis in the reconciliation of these metrics to Net Income. See the “—Non-GAAP Financial Measures” section below.

The following table summarizes the components impacting Interest expense, net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest expense on third-party borrowings (1)	$118	$116	$400	$339
Interest expense on related party promissory notes (2)	15	23	56	65
Capitalized interest	(2)	(4)	(5)	(9)
	$131	$135	$451	$395

(1)The increase in interest expense for the nine-month 2026 period compared to the same period in 2025 was primarily driven by higher weighted-average third-party debt outstanding in the 2026 period, partially offset by lower weighted-average related party promissory notes in the 2026 period due to settlement of certain notes upon the close of the Canadian NGL Business divestiture. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding our outstanding debt. See Note 9 to our Condensed Consolidated Financial Statements for additional information regarding our related party promissory notes.
(2)Represents interest expense associated with promissory notes by and among us and certain Plains entities, as described above.

The following table summarizes the components impacting Other income, net (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Interest income on related party promissory notes (1)	$15	$23	$56	$65
Net gain/(loss) on foreign currency revaluation (2)	—	(15)	3	(13)
Contingent consideration fair value adjustment (3)	(5)	—	(11)	—
Other	9	6	21	18
	$19	$14	$69	$70

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

Income Tax Expense from Continuing Operations

The net unfavorable income tax variance from continuing operations for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to tax impacts from certain planning and restructuring activities within our organizational structure in connection with the Canadian NGL Business divestiture. These included (i) current income tax expense of $311 million as a result of basis recapture and capital gains taxed at the applicable rates and withholding taxes on distributions, (ii) a partially offsetting $217 million deferred tax benefit primarily resulting from the transfer of the crude oil assets from PMC ULC to PCLP and (iii) current income tax expense of approximately $95 million primarily related to withholding taxes on distributions. These unfavorable impacts were partially offset by lower income within our Canadian operations as impacted by fluctuations of derivative mark-to-market valuations. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding the Canadian NGL Business divestiture.

Noncontrolling Interests

The increase in amounts attributable to noncontrolling interests for the nine months ended September 30, 2026 compared to the same period in 2025 was primarily due to higher net income recognized by the Permian JV, largely due to higher volumes, as well as contributions from acquisitions completed by the Permian JV during 2025.

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

Non-GAAP Financial Performance Measures

Adjusted EBITDA is defined as earnings before (i) interest expense, (ii) income tax (expense)/benefit, (iii) depreciation and amortization (including our proportionate share of depreciation and amortization, including write-downs related to cancelled projects and impairments, of unconsolidated entities), (iv) gains and losses on asset sales, asset impairments and other, net, (v) gains on/impairments of investments in unconsolidated entities, net and (vi) interest income on promissory notes by and among us and certain Plains entities, and adjusted for (vii) certain selected items impacting comparability. Adjusted EBITDA attributable to PAA excludes the portion of Adjusted EBITDA that is attributable to noncontrolling interests.

From June 17, 2025, the date we entered into the SPA with Keyera to sell the Canadian NGL Business, through the closing of the divestiture on May 12, 2026, management reviewed such business as a component of our overall company performance and ability to fund distributions to our unitholders in the near term. As such, certain Non-GAAP financial performance measures, such as Adjusted EBITDA, Adjusted EBITDA attributable to PAA, Implied DCF, and certain Non-GAAP financial liquidity measures, such as Adjusted Free Cash Flow and Adjusted Free Cash Flow (Excluding Changes in Assets & Liabilities), are presented on a consolidated basis (i.e., the aggregate of continuing operations and discontinued operations) to provide relevant and useful information regarding our historical performance and results of operations and to assist in reconciling results presented in historical periods.

Management believes that the presentation of Adjusted EBITDA, Adjusted EBITDA attributable to PAA and Implied DCF provides useful information to investors regarding our performance and results of operations because these measures, when used to supplement related GAAP financial measures, (i) provide additional information about our operating performance and ability to fund distributions to our unitholders through cash generated by our operations, (ii) provide investors with the same financial analytical framework upon which management bases financial, operational, compensation and planning/budgeting decisions and (iii) present measures that investors, rating agencies and debt holders have indicated are useful in assessing us and our results of operations. These non-GAAP financial performance measures may exclude, for example, (a) gains and losses on derivative instruments that are related to underlying activities in another period (or the reversal of such adjustments from a prior period), gains and losses on derivatives that are either related to investing activities (such as the purchase of linefill) or purchases of long-term inventory, and inventory valuation adjustments, as applicable, (b) long-term inventory costing adjustments, (c) charges for obligations that are expected to be settled with the issuance of equity instruments, (d) items that are not indicative of our operating results and/or (v) other items that we believe should be excluded in understanding our operating performance. These measures may further be adjusted to include amounts related to deficiencies associated with minimum volume commitments whereby we have billed the counterparties for their deficiency obligation and such amounts are recognized as deferred revenue in “Other current liabilities” in our Condensed Consolidated Financial Statements. We also adjust for amounts billed by our equity method investees related to deficiencies under minimum volume commitments. Such amounts are presented net of applicable amounts subsequently recognized into revenue. We have defined all such items as “selected items impacting comparability.” We do not necessarily consider all of our selected items impacting comparability to be non-recurring, infrequent or unusual, but we believe that an understanding of these selected items impacting comparability is material to the evaluation of our operating results and prospects.

Although we present selected items impacting comparability that management considers in evaluating our performance, you should also be aware that the items presented do not represent all items that affect comparability between the periods presented. Variations in our operating results are also caused by changes in volumes, prices, exchange rates, mechanical interruptions, acquisitions, divestitures, investment capital projects and numerous other factors as discussed, as applicable, in “—Overview of Operating Results.”

The following tables set forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA, Adjusted EBITDA attributable to PAA and Implied DCF to Net Income (in millions):

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2026	2025	$	%	2026	2025	$	%
Net income	$453	$529	$(76)	(14)%	$2,609	$1,342	$1,267	94%
Less: Income from discontinued operations, net of tax	(40)	(76)	36	47%	(1,588)	(281)	(1,307)	(465)%
Income from continuing operations, net of tax	413	453	(40)	(9)%	1,021	1,061	(40)	(4)%
Interest expense, net (1)	116	112	4	4%	395	330	65	20%
Income tax expense	8	6	2	33%	109	17	92	**
Depreciation and amortization	235	230	5	2%	721	696	25	4%
(Gains)/losses on asset sales, asset impairments and other, net	8	(92)	100	109%	14	(64)	78	122%
(Gain on)/impairment of investments in unconsolidated entities, net	68	—	68	N/A	68	(31)	99	319%
Depreciation and amortization of unconsolidated entities (2)	22	21	1	5%	63	62	1	2%
Selected Items Impacting Comparability:
Derivative activities and inventory valuation adjustments (3)	25	(30)	55	**	81	(2)	83	**
Long-term inventory costing adjustments (4)	(72)	10	(82)	**	(118)	27	(145)	**
Deficiencies under minimum volume commitments, net (5)	9	(6)	15	**	(27)	(21)	(6)	**
Equity-indexed compensation expense (6)	11	10	1	**	30	28	2	**
Foreign currency revaluation (7)	1	12	(11)	**	(15)	19	(34)	**
Contingent consideration fair value adjustment (8)	5	—	5	**	11	—	11	**
Impact from exit of Canadian NGL Business (9)	(2)	—	(2)	**	33	—	33	**
Transaction-related expenses (10)	—	—	—	**	—	7	(7)	**
Selected Items Impacting Comparability - Adjusted EBITDA	(23)	(4)	(19)	**	(5)	58	(63)	**
Adjusted EBITDA attributable to discontinued operations (11)	—	80	(80)	(100)%	191	370	(179)	(48)%
Adjusted EBITDA	$847	$806	$41	5%	$2,577	$2,499	$78	3%
Adjusted EBITDA attributable to noncontrolling interests (12)	(136)	(137)	1	1%	(398)	(404)	6	1%
Adjusted EBITDA attributable to PAA	$711	$669	$42	6%	$2,179	$2,095	$84	4%

	Three Months Ended September 30,		Variance		Nine Months Ended September 30,		Variance
	2026	2025	$	%	2026	2025	$	%
Adjusted EBITDA (13)	$847	$806	$41	5%	$2,577	$2,499	$78	3%
Interest expense, net of certain non-cash and other items (14)	(112)	(109)	(3)	(3)%	(381)	(320)	(61)	(19)%
Maintenance capital from continuing operations (15)	(32)	(36)	4	11%	(105)	(112)	7	6%
Maintenance capital from discontinued operations (15)	—	(20)	20	100%	(20)	(49)	29	59%
Investment capital of noncontrolling interests (16)	(34)	(25)	(9)	(36)%	(83)	(89)	6	7%
Current income tax benefit/(expense), net of certain tax effects related to the Canadian NGL Business divestiture (17)	4	(12)	16	133%	(66)	(72)	6	8%
Distributions from unconsolidated entities in excess of/(less than) adjusted equity earnings (18)	(3)	(9)	6	**	(14)	10	(24)	**
Distributions to noncontrolling interests (19)	(112)	(110)	(2)	(2)%	(317)	(339)	22	6%
Implied DCF	$558	$485	$73	15%	$1,591	$1,528	$63	4%
Preferred unit distributions (19)	(82)	(54)	(28)	(52)%	(186)	(171)	(15)	(9)%
Implied DCF Available to Common Unitholders	$476	$431	$45	10%	$1,405	$1,357	$48	4%
Common unit cash distributions (19)	(295)	(267)			(884)	(802)
Implied DCF Excess (20)	$181	$164			$521	$555

**    Indicates that variance as a percentage is not meaningful.
(1)Represents “Interest expense, net” as reported on our Condensed Consolidated Statements of Operations, net of interest income associated with promissory notes by and among us and certain Plains entities.
(2)We exclude our proportionate share of the depreciation and amortization expense (including write-downs related to cancelled projects and impairments) of unconsolidated entities when reviewing Adjusted EBITDA attributable to PAA, similar to our consolidated assets.
(3)We use derivative instruments for risk management purposes and our related processes include specific identification of hedging instruments to an underlying hedged transaction. Although we identify an underlying transaction for each derivative instrument we enter into, there may not be an accounting hedge relationship between the instrument and the underlying transaction. In the course of evaluating our results, we identify differences in the timing of earnings from the derivative instruments and the underlying transactions and exclude the related gains and losses in determining Adjusted EBITDA attributable to PAA such that the earnings from the derivative instruments and the underlying transactions impact Adjusted EBITDA attributable to PAA in the same period. In addition, we exclude gains and losses on derivatives that are related to (i) investing activities, such as the purchase of linefill, and (ii) purchases of long-term inventory. We also exclude the impact of corresponding inventory valuation adjustments, as applicable.
(4)We carry inventory that is comprised of minimum working inventory requirements in third-party assets and other working inventory that is needed for our commercial operations. We consider this inventory necessary to conduct our operations and we intend to carry this inventory for the foreseeable future. Therefore, we classify this inventory as long-term on our balance sheet and do not hedge the inventory with derivative instruments (similar to linefill in our own assets). We exclude the impact of changes in the average cost of the long-term inventory (that result from fluctuations in market prices) and write-downs of such inventory that result from price declines from Adjusted EBITDA attributable to PAA.

(5)We, and certain of our equity method investees, have certain agreements that require counterparties to deliver, transport or throughput a minimum volume over an agreed upon period. Substantially all of such agreements were entered into with counterparties to economically support the return on capital expenditure necessary to construct the related asset. Some of these agreements include make-up rights if the minimum volume is not met. We record a receivable from the counterparty in the period that services are provided or when the transaction occurs, including amounts for deficiency obligations from counterparties associated with minimum volume commitments. If a counterparty has a make-up right associated with a deficiency, we defer the revenue attributable to the counterparty’s make-up right and subsequently recognize the revenue at the earlier of when the deficiency volume is delivered or shipped, when the make-up right expires or when it is determined that the counterparty’s ability to utilize the make-up right is remote. We include the impact of amounts billed to counterparties for their deficiency obligation, net of applicable amounts subsequently recognized into revenue or equity earnings, as a selected item impacting comparability. Our CODM views the inclusion of the contractually committed revenues associated with that period as meaningful to Adjusted EBITDA attributable to PAA as the related asset has been constructed, is standing ready to provide the committed service and the fixed operating costs are included in the current period results.
(6)Our total equity-indexed compensation expense includes expense associated with awards that will be settled in units and awards that will be settled in cash. The awards that will be settled in units are included in our diluted net income per unit calculation when the applicable performance criteria have been met. We exclude compensation expense associated with these awards in determining Adjusted EBITDA attributable to PAA as the dilutive impact of the outstanding awards is included in our diluted net income per unit calculation, as applicable. The portion of compensation expense associated with awards that will be settled in cash is not excluded in determining Adjusted EBITDA attributable to PAA. See Note 18 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for a discussion regarding our equity-indexed compensation plans.
(7)During the periods presented, there were fluctuations in the value of CAD to USD, resulting in the realization of foreign exchange gains and losses on the settlement of foreign currency transactions as well as the revaluation of monetary assets and liabilities denominated in a foreign currency. These gains and losses are not integral to our core operating performance and were therefore excluded in determining Adjusted EBITDA attributable to PAA.
(8)We agreed to potential earnout payments associated with recently completed acquisitions, primarily our Cactus III acquisition. We do not consider the non-cash change in the estimated fair value of such earnout payments as integral to our core operating performance, and we therefore exclude the change in determining Adjusted EBITDA attributable to PAA.
(9)Represents the acceleration of certain general and administrative expenses associated with exit activities related to the Canadian NGL Business divestiture in May 2026. Such costs are not integral to our core operating performance and were therefore excluded in determining Adjusted EBITDA attributable to PAA. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding the Canadian NGL Business divestiture.
(10)Primarily related to deal-specific costs incurred during the periods presented. Such costs are not integral to our core operating performance and were therefore excluded in determining Adjusted EBITDA attributable to PAA.
(11)Reflects amounts attributable to discontinued operations in the calculation of Adjusted EBITDA attributable to PAA. See the table below for a reconciliation to the most directly comparable measure as reported in accordance with GAAP.
(12)Reflects amounts attributable to noncontrolling interests in the Permian JV, Cactus II and Red River.
(13)See the table above for a reconciliation from Net Income to Adjusted EBITDA.
(14)Amount excludes certain non-cash items impacting interest expense such as amortization of debt issuance costs and terminated interest rate swaps and is net of interest income associated with promissory notes by and among us and certain Plains entities.
(15)Maintenance capital expenditures are defined as capital expenditures for the replacement and/or refurbishment of partially or fully depreciated assets in order to maintain the operating and/or earnings capacity of our existing assets.
(16)Investment capital expenditures attributable to noncontrolling interests that reduce Implied DCF available to PAA common unitholders.
(17)Includes current income tax expense from continuing operations and discontinued operations, adjusted for current income tax expense associated with certain planning and restructuring activities within our organizational structure in connection with the Canadian NGL Business divestiture that had income tax consequences that required recognition during the first and second quarters of 2026. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding the Canadian NGL Business divestiture.
(18)Comprised of cash distributions received from unconsolidated entities less equity earnings in unconsolidated entities (adjusted for our proportionate share of depreciation and amortization, including write-downs related to cancelled projects, and selected items impacting comparability of unconsolidated entities).
(19)Cash distributions paid during the period presented.
(20)Excess DCF is retained to establish reserves for debt repayment, future distributions, common equity repurchases, capital expenditures and other partnership purposes.

The following tables set forth the reconciliation of the non-GAAP financial performance measures Adjusted EBITDA attributable to Discontinued Operations to Income from Discontinued Operations, Net of Tax (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Income from discontinued operations, net of tax	$40	$76	$1,588	$281
Income tax expense from discontinued operations	—	27	77	96
Depreciation and amortization from discontinued operations	—	—	—	57
(Gains)/losses on asset sales, net from discontinued operations	(40)	2	(1,645)	15
Adjustments attributable to discontinued operations:
Derivative activities and inventory valuation adjustments	—	(18)	186	(73)
Long-term inventory costing adjustments	—	4	(4)	3
Rail fleet amortization expense related to discontinued operations (1)	—	(10)	(11)	(10)
Foreign currency revaluation	—	(1)	—	1
Adjusted EBITDA attributable to discontinued operations	$—	$80	$191	$370

(1)Depreciation and amortization on the long-lived assets of the Canadian NGL Business disposal group ceased upon meeting the criteria to be classified as assets held for sale. We include an adjustment for the impact of amortization of the rail fleet associated with the Canadian NGL Business in our calculation of Adjusted EBITDA attributable to PAA. See Note 2 for additional information regarding the sale of the Canadian NGL Business.

Analysis of Adjusted EBITDA attributable to PAA

Adjusted EBITDA attributable to PAA for the three and nine months ended September 30, 2026 increased versus comparable results for the three and nine months ended September 30, 2025. The benefit to the 2026 period results from (i) contributions from the Cactus III acquisition completed in the fourth quarter of 2025, (ii) volume growth across our pipeline systems largely driven by increased production in the Permian Basin region and (iii) market opportunities and optimization initiatives. These favorable impacts were partially offset by (iv) the impact from certain Permian long-haul contract rates resetting to market in 2025, (v) higher operating costs driven by environmental remediation expenses and property tax expense and (vi) contributions in the 2025 periods from the Canadian NGL Business, which was sold in May 2026.

Liquidity and Capital Resources

General

Our primary sources of liquidity are (i) cash flow from operating activities and (ii) borrowings under our credit facility or commercial paper program. In addition, we may supplement these primary sources of liquidity with proceeds from asset sales, and in the past have utilized funds received from sales of equity and debt securities. Our primary cash requirements include, but are not limited to, (i) ordinary course of business uses, such as the payment of amounts related to the purchase of crude oil and other products, payment of other expenses and interest payments on outstanding debt, (ii) investment and maintenance capital activities, (iii) acquisitions of assets or businesses, (iv) repayment of principal on our long-term debt and (v) distributions to our unitholders and noncontrolling interests. In addition, we may use cash for repurchases of common and preferred equity. We generally expect to fund our short-term cash requirements through cash flow generated from operating activities and/or borrowings under our credit facility or commercial paper program. In addition, we generally expect to fund our long-term needs, such as those resulting from investment capital activities, acquisitions or refinancing our long-term debt, through a variety of sources, which may include any or a combination of the sources listed above.

As of September 30, 2026, we had a working capital surplus of $597 million and approximately $3.6 billion of liquidity available to meet our ongoing operating, investing and financing needs, subject to continued covenant compliance, as noted below (in millions):

As of September 30, 2026
Availability under senior unsecured revolving credit facility (1) (2)	$2,671
Amounts outstanding under commercial paper program (3)	—
Subtotal	2,671
Cash and cash equivalents	879
Total	$3,550

(1)Represents availability prior to giving effect to borrowings outstanding under our commercial paper program, which reduce available capacity under our credit facility.
(2)Available capacity under our credit facility was reduced by outstanding letters of credit issued under the facility of $29 million.
(3)We borrowed approximately $650 million under our commercial paper program subsequent to September 30, 2026 to fund a portion of our acquisition activity and Series B preferred unit repurchase in October 2026.

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

Usage of our credit facility, and, in turn, our commercial paper program, is subject to ongoing compliance with covenants. The credit agreement for our revolving credit facility (which impacts our ability to access our commercial paper program because it provides the financial backstop that supports our short-term credit ratings) and the indentures governing our senior notes contain cross-default provisions. A default under our credit agreement or indentures would permit the lenders to accelerate the maturity of the outstanding debt. As long as we are in compliance with the provisions in our credit agreement, our ability to make distributions of available cash is not restricted. We were in compliance with the covenants contained in our credit agreement and indentures as of September 30, 2026.

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

Non-GAAP Financial Liquidity Measures

Management uses the non-GAAP financial liquidity measures Adjusted Free Cash Flow and Adjusted Free Cash Flow after Distributions to assess the amount of cash that is available for distributions, debt repayments, common equity repurchases and other general partnership purposes. Adjusted Free Cash Flow is defined as Net cash provided by operating activities, less Net cash provided by/(used in) investing activities, which primarily includes acquisition, investment and maintenance capital expenditures, investments in unconsolidated entities and related party notes and the impact from the purchase and sale of linefill, net of proceeds from the sales of assets and further impacted by distributions to and contributions from noncontrolling interests and proceeds from the issuance of related party notes. Adjusted Free Cash Flow is further reduced by cash distributions paid to our preferred and common unitholders to arrive at Adjusted Free Cash Flow after Distributions. Also see “—Results of Operations—Non-GAAP Financial Measures” above for more information about our non-GAAP measures.

The following table sets forth the reconciliation of the non-GAAP financial liquidity measures Adjusted Free Cash Flow and Adjusted Free Cash Flow after Distributions from Net Cash Provided by Operating Activities and includes results from continuing operations and discontinued operations (in millions):

	Nine Months Ended September 30,
	2026	2025
Net cash provided by operating activities	$2,042	$2,150
Adjustments to reconcile net cash provided by operating activities to adjusted free cash flow:
Net cash provided by/(used in) investing activities (1)	3,003	(1,831)
Cash contributions from noncontrolling interests	—	34
Cash distributions paid to noncontrolling interests (2)	(317)	(339)
Proceeds from the issuance of related party notes (1)	—	330
Adjusted Free Cash Flow	$4,728	$344
Cash distributions (3)	(1,070)	(973)
Adjusted Free Cash Flow after Distributions (4)	$3,658	$(629)

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

Net cash provided by operating activities from continuing operations for the first nine months of 2026 and 2025 was $1.883 billion and $1.836 billion, respectively, and primarily resulted from earnings from our operations. In addition, both periods were also impacted by changes in net operating working capital items, while the 2026 period was impacted by higher margin requirements related to our hedging activities.

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

	Net to PAA (1) (2)		Consolidated (2)		Continuing Operations
	Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
Capital Expenditures (3) (4)	2026	2025	2026	2025	2026	2025
Investment capital	$253	$401	$336	$493	$326	$404
Maintenance capital	110	149	125	161	105	112
Acquisition capital	149	832	150	904	150	904
	$512	$1,382	$611	$1,558	$581	$1,420

(1)Excludes expenditures attributable to noncontrolling interests, which primarily relate to the Permian JV. Includes results from continuing operations and discontinued operations for all periods presented.
(2)Includes results from continuing operations and discontinued operations for all periods presented. Capital expenditures related to discontinued operations were $10 million and $20 million for investment and maintenance capital for the nine months ended September 30, 2026, respectively. Capital expenditures for investment and maintenance capital related to discontinued operations were $89 million and $49 million for the nine months ended September 30, 2025, respectively. There was no acquisition capital related to discontinued operations for any period presented.
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

In September 2026, we entered into a definitive agreement to acquire SCM PR II, LLC, which owns an integrated crude oil gathering and transmission business in the Powder River Basin, including a 49% non-operated interest in the Powder River Gateway JV, for approximately $585 million. The transaction closed on October 1, 2026. We used cash on hand and commercial paper borrowings to fund this acquisition. See Note 12 to our Condensed Consolidated Financial Statements for additional information regarding this transaction.

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

Sale of Canadian NGL Business

On June 17, 2025, we entered into a definitive SPA with Keyera, pursuant to which Keyera agreed to acquire all of the issued and outstanding shares of PMC ULC, our wholly-owned subsidiary that owned the Canadian NGL Business. The transaction closed on May 12, 2026, and, pursuant to the SPA, we received cash consideration of approximately CAD$5.390 billion (approximately $3.927 billion, or approximately $3.527 billion, net of cash divested), including working capital and other certain post-closing adjustments as defined in the SPA. We used the net proceeds to reduce leverage, which included the repayment of outstanding borrowings under our commercial paper program and term loan, as well as the repayment of $750 million, 4.50% senior notes that were due December 2026 and the repurchase of a portion of our Series A and Series B preferred units in September and October 2026, respectively. See Note 2 to our Condensed Consolidated Financial Statements for additional information regarding the sale of the Canadian NGL Business.

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

Financing Activities

Our financing activities primarily relate to funding investment capital projects, acquisitions and refinancing of our debt maturities, as well as short-term working capital (including borrowings for NYMEX and ICE margin deposits) and hedged inventory borrowings related to our contango market activities, and the payment of distributions to our unitholders and noncontrolling interests.

Borrowings and Repayments Under Credit Agreements and Term Loan

During the nine months ended September 30, 2026, we had net repayments under our credit facilities and commercial paper program of $970 million. The net repayments resulted primarily from cash flow from operating activities and proceeds from the sale of the Canadian NGL Business, which offset borrowings during the period related to funding needs for the repurchase of all outstanding Series A preferred units in September 2026, capital investments, inventory purchases and other general partnership purposes. See Note 7 to our Condensed Consolidated Financial Statements for more information regarding the repurchase of Series A preferred units.

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

Junior Subordinated Notes

In September 2026, we completed the offering of $700 million, 6.75% Series A junior subordinated notes and $800 million, 7.00% Series B junior subordinated notes. These notes were issued at a public offering price of 100% and are due on December 15, 2056. Interest payments on these notes are due on June 15 and December 15 of each year, commencing on June 15, 2027, subject to our right to defer interest payments for up to 10 consecutive years. We used the net proceeds from this offering of approximately $1.479 billion, after deducting the underwriting discount and offering expenses, together with cash on hand and commercial paper borrowings, to fund the repurchase on September 14, 2026 of all outstanding Series A preferred units and the repurchase on October 9, 2026 of all outstanding Series B preferred units. See Note 7 to our Condensed Consolidated Financial Statements for more information regarding the repurchase of our Series A and Series B preferred units.

Common Equity Repurchase Program

There were no repurchases under the Common Equity Repurchase Program (the “Program”) during the nine months ended September 30, 2026. We repurchased approximately 0.5 million common units under the Program through open market purchases that settled during the nine months ended September 30, 2025 for a total purchase price of $8 million, including commissions and fees. The repurchased common units were canceled immediately upon acquisition, as were the PAGP Class C shares held by us associated with the repurchased common units. At September 30, 2026, the remaining available capacity under the Program was $190 million. See Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information regarding the Program.

Registration Statements

We periodically access the capital markets for both equity and debt financing. We have filed with the SEC a shelf registration statement that, subject to effectiveness at the time of use, allows us to issue up to a specified amount of debt or equity securities (“Traditional Shelf”), under which we had approximately $1.1 billion of unsold securities available at September 30, 2026. We also have access to a universal shelf registration statement (“WKSI Shelf”), which provides us with the ability to offer and sell an unlimited amount of debt and equity securities, subject to market conditions and our capital needs. We did not conduct any offerings under our Traditional Shelf or WKSI Shelf during the nine months ended September 30, 2026.

Series A and Series B Preferred Unit Repurchase

On September 14, 2026, we repurchased all 58.4 million Series A preferred units outstanding at a redemption price of $28.88 per unit for a purchase price of approximately $1.687 billion, plus accrued and unpaid distributions through September 13, 2026 of approximately $29 million. On October 9, 2026, we also repurchased all 0.8 million Series B preferred units outstanding at a redemption price of $1,000 per unit for a purchase price of approximately $800 million, plus accrued and unpaid distributions through October 8, 2026 of approximately $10 million. We used the net proceeds from our September 2026 junior subordinated notes offering, along with cash on hand and commercial paper borrowings, to fund these repurchases.

See Note 7 to our Condensed Consolidated Financial Statements for more information regarding these repurchases.

Distributions to Our Unitholders

Series A preferred unitholders. On September 14, 2026, we paid a final quarterly cash distribution of approximately $0.502 per unit to Series A preferred unitholders for the period from July 1, 2026 through September 13, 2026 and repurchased all 58.4 million Series A preferred units outstanding.

Series B preferred unitholders. On October 9, 2026, we paid a final quarterly cash distribution of approximately $12.39 per unit to Series B preferred unitholders for the period from August 15, 2026 through October 8, 2026 and repurchased all 0.8 million Series B preferred units outstanding.

Common Unitholders. On November 13, 2026, we will pay a quarterly cash distribution of $0.4175 per common unit ($1.67 per unit on an annualized basis) to common unitholders of record at the close of business on October 30, 2026 for the period from July 1, 2026 through September 30, 2026.

See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid during or pertaining to the first nine months of 2026.

Distributions to Noncontrolling Interests

Distributions to noncontrolling interests represent amounts paid on interests in consolidated entities that are not owned by us. As of September 30, 2026, noncontrolling interests in our subsidiaries consisted of (i) a 35% interest in the Permian JV, (ii) a 30% interest in Cactus II and (iii) a 33% interest in Red River. See Note 7 to our Condensed Consolidated Financial Statements for details of distributions paid to noncontrolling interests during the nine months ended September 30, 2026.

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

The following table includes our best estimate of the amount and timing of these payments as of September 30, 2026 (in millions):

	Remainder of 2026	2027	2028	2029	2030	2031 and Thereafter	Total
Crude oil and other purchases (1)	$10,508	$34,375	$31,403	$29,647	$25,436	$64,026	$195,395

(1)Amounts are primarily based on estimated volumes and market prices based on average activity during September 2026. The actual physical volume purchased and actual settlement prices will vary from the assumptions used in the table. Uncertainties involved in these estimates include levels of production at the wellhead, weather conditions, changes in market prices and other conditions beyond our control.

Letters of Credit. In connection with our merchant activities, we provide certain suppliers with irrevocable standby letters of credit to secure our obligation for the purchase and transportation of crude oil. Our liabilities with respect to these purchase obligations are recorded in accounts payable on our balance sheet in the month the product is purchased. Generally, these letters of credit are issued for periods of up to seventy days and are terminated upon completion of each transaction. Additionally, we issue letters of credit to support insurance programs, derivative transactions, including hedging-related margin obligations, and construction activities. At September 30, 2026 and December 31, 2025, we had outstanding letters of credit of approximately $126 million and $95 million, respectively.

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

The fair value of our commodity derivatives and the change in fair value as of September 30, 2026 that would be expected from a 10% price increase or decrease is shown in the table below (in millions):

	Fair Value	Effect of 10% Price Increase	Effect of 10% Price Decrease
Crude oil	$(42)	$(9)	$9
Total fair value	$(42)

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

Interest Rate Risk

Debt. Our use of variable rate debt and any forecasted issuances of fixed rate debt expose us to interest rate risk. Therefore, from time to time, we use interest rate derivatives to hedge interest rate risk associated with anticipated interest payments and, in certain cases, outstanding debt instruments. We did not have any interest rate derivatives as of September 30, 2026. All of our senior notes are fixed rate notes and thus are not subject to interest rate risk. Our junior subordinated notes bear interest at fixed rates for initial periods generally ranging from five to ten years, after which the interest rates reset every five years. We did not have any variable rate debt outstanding at September 30, 2026. The average interest rate on variable rate debt that was outstanding during the nine months ended September 30, 2026 was approximately 4.4%, based upon rates in effect during such period. See Note 6 to our Condensed Consolidated Financial Statements for additional information regarding our debt arrangements.

Series B Preferred Units. Distributions on the Series B preferred units accumulate and are payable quarterly in arrears on the 15th day of February, May, August and November. Distributions on the Series B preferred units accumulate based on the applicable three-month SOFR, plus certain adjustments. Based upon the Series B preferred units outstanding at September 30, 2026 and the liquidation preference of $1,000 per unit, a change of 100 basis points in interest rates would increase or decrease the annual distributions on the Series B preferred units by approximately $8 million. On October 9, 2026, we repurchased all outstanding Series B preferred units. See Note 7 to our Condensed Consolidated Financial Statements for additional information regarding the repurchase and see Note 12 to our Consolidated Financial Statements included in Part IV of our 2025 Annual Report on Form 10-K for additional information regarding our Series B preferred unit distributions.

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

Applicable SEC rules require an evaluation of the effectiveness of our DCP. Management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our DCP as of September 30, 2026, the end of the period covered by this report, and, based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our DCP is effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the third quarter of 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Sales of Unregistered Securities

The Omnibus Agreement, entered into as part of the Simplification Transactions, which closed on November 15, 2016, provides for the mechanics by which (i) the total number of PAGP’s outstanding Class A shares will equal the number of AAP units held by PAGP, and (ii) the total number of our common units held by AAP will equal the sum of the number of outstanding Class A units of AAP (“AAP units”) and the number of AAP units that are issuable to the holders of vested and earned Class B units of AAP (“AAP Management Units”). As such, we are obligated to issue common units to AAP in connection with PAGP’s issuance of Class A shares upon PAGP LTIP award vestings. During the three months ended September 30, 2026, we issued 59,200 common units to AAP in connection with PAGP LTIP award vestings. This issuance was exempt from the registration requirements of the Securities Act of 1933, as amended, pursuant to Section 4(a)(2) thereof.

Issuer Purchases of Equity Securities

None.

Item 3.   DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.   MINE SAFETY DISCLOSURES

Not applicable.

Item 5.   OTHER INFORMATION

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or any non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

4.16	—	Description of Our Securities (incorporated by reference to Exhibit 4.17 to our Annual Report on Form 10-K for the year ended December 31, 2024).

4.17	—
Subordinated Indenture, dated September 14, 2026, by and between Plains All American Pipeline, L.P. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed September 14, 2026).

4.18	—
First Supplemental Indenture, dated September 14, 2026, by and between Plains All American Pipeline, L.P. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed September 14, 2026).

4.19	—
Second Supplemental Indenture, dated September 14, 2026, by and between Plains All American Pipeline, L.P. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K filed September 14, 2026).

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

10.2 **†	—	Form of LTIP Grant Letter dated August 13, 2026 (Named Executive Officers).

10.3 **†	—	Form of LTIP Grant Letter dated August 13, 2026 (Directors).

31.1 †	—	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2 †	—	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1 ††	—	Certification of Principal Executive Officer pursuant to 18 U.S.C. 1350.

32.2 ††	—	Certification of Principal Financial Officer pursuant to 18 U.S.C. 1350.

101.INS†	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH†	—	Inline XBRL Taxonomy Extension Schema Document

101.CAL†	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF†	—	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB†	—	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE†	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104†	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

November 6, 2026

	By:	/s/ Al Swanson
Al Swanson,
Executive Vice President and Chief Financial Officer of Plains All American GP LLC
(Principal Financial Officer)

November 6, 2026

	By:	/s/ Russ Montgomery
Russ Montgomery,
Vice President, Accounting and Chief Accounting Officer of Plains All American GP LLC
(Principal Accounting Officer)

November 6, 2026